Form 10-Q
period 1995-03-31
ADVANCED MAGNETICS INC
filed 1995-05-10
CIK 792977

       1 OF 16

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of The
     Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 1995

                                  OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of The
     Securities Exchange Act of 1934.

     For the transition period from         to



                       Commission File #0-14732

                       ADVANCED MAGNETICS, INC.
        (Exact name of registrant as specified in its charter)


          Delaware                                04-2742593
    (State or other jurisdiction of         (I.R.S. Employer Incorporation
           organization)                         or Identification No.)


                           61 Mooney Street
                          Cambridge, MA 02138
               (Address of principal executive offices)


   Registrant's telephone number, including area code: 617/497-2070


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X        No


At May 3, 1995, 6,727,744 shares of registrant's common stock (par value, $.01) were outstanding.









       2 OF 16
                       ADVANCED MAGNETICS, INC.
                               FORM 10-Q
                     QUARTER ENDED MARCH 31, 1995



                    PART I.  FINANCIAL INFORMATION



                    Item 1 -- Financial Statements







       3 OF 16

                       ADVANCED MAGNETICS, INC.
                             BALANCE SHEET
                 MARCH 31, 1995 AND SEPTEMBER 30, 1994
                              (Unaudited)

             ASSETS                March 31,      September 30,
                                      1995            1994
Current assets:
Cash and cash equivalents         $  4,115,493     $  6,462,193
Marketable securities (Note B)      36,880,078       33,199,085
Accounts receivable                  1,032,726          248,390
Recoverable income taxes                90,117           90,117
Prepaid expenses                       303,886          112,846
  Total current assets              42,422,300       40,112,631

Property, plant and equipment:
Land                                   360,000          360,000
Building                             4,320,766        4,316,706
Laboratory equipment                 6,220,504        5,598,456
Furniture and fixtures                 496,613          324,453
                                    11,397,883       10,599,615

Less--accumulated depreciation
  and amortization                   4,617,575        4,136,092
Net property, plant and equipment    6,780,308        6,463,523

Other assets                            96,546           96,546
  Total assets                    $ 49,299,154     $ 46,672,700

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                  $    468,069     $    273,385
Accrued expenses                       418,796          947,840
Income taxes payable (Note D)          375,000              ---
  Total current liabilities          1,261,865        1,221,225

Stockholders' equity:
Preferred stock, par value $.01
  per share, authorized
  2,000,000 shares; none issued           ---              ---
Common stock, par value $.01 per
  share, authorized 15,000,000
  shares; issued and outstanding
  6,726,951 shares at March 31, 1995
  and 6,712,572 shares at
  September 30, 1994                    67,270           67,126
Additional paid-in capital          44,862,803       44,660,834
Retained earnings                    3,274,205          723,515
Unrealized losses on marketable
  securities (Note B)                (166,989)              ---
  Total stockholders' equity        48,037,289       45,451,475

Total liabilities and
  stockholders' equity            $ 49,299,154     $ 46,672,700

The accompanying notes are an integral part of the financial statements.
       4 OF 16

                       ADVANCED MAGNETICS, INC.
                        STATEMENT OF OPERATIONS
            FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
                        MARCH 31, 1995 AND 1994
                              (Unaudited)
                              Three-Month          Six-Month Period
                              Period Ended         Ended March 31,
                               March 31,
                            1995        1994        1995         1994
Revenues:
   License fees        $ 5,000,000  $ 2,000,000  $ 5,000,000  $ 3,005,000
   Royalties                   ---          ---          ---       13,461
   Product sales           789,026      138,950      844,285      200,550
   Interest, dividends
     and net gains and
     losses on sales
     of securities         438,669      476,985    1,120,655      886,152
    Total revenues       6,227,695    2,615,935    6,964,940    4,105,163

Cost and expenses:
   Cost of product sales   157,804       26,600      168,854       38,900
   Research and
   development expenses  1,968,069    1,729,071    3,579,516    3,349,152
   Credit for purchase
     of in-process
     research and
     development (Note F)      ---          ---    (380,000)          ---
   Selling, general and
     administrative
     expenses              472,530      472,106      788,420      944,323
        Total costs and
          expenses       2,598,403    2,227,777    4,156,790    4,332,375

Other income:
   Gain on sale of
     in-vitro product line
     (Note C)                  ---          ---          ---    2,649,580

   Income before provision
     for income taxes    3,629,292      388,158    2,808,150    2,422,368
   Provision for income
     taxes                 375,000       16,500      375,000      102,000
   Income before
     cumulative effect of
     accounting change   3,254,292      371,658    2,433,150    2,320,368

   Cumulative effect of
     accounting change
     (Note B)                  ---          ---      117,540          ---

Net income             $ 3,254,292  $   371,658  $ 2,550,690  $ 2,320,368

Net income per share
  before cumulative
  effect of
  accounting change    $      0.48  $      0.05  $      0.36  $      0.34
Cumulative effect of
  accounting change            ---          ---         0.01          ---
Income per share       $      0.48  $      0.05  $      0.37  $      0.34

Weighted average number
of common and common
equivalent shares        6,835,370    6,853,453    6,828,497    6,857,979

The accompanying notes are an integral part of the financial statements.
       5 OF 16

                       ADVANCED MAGNETICS, INC.
                        STATEMENT OF CASH FLOWS
                    FOR THE SIX-MONTH PERIODS ENDED
                        MARCH 31, 1995 AND 1994
                              (Unaudited)


                                    Six-Month Periods Ended March 31,
                                          1995           1994
Cash flows from operating activities:
Cash received from customers          $  5,112,799    $  3,092,219
Cash paid to suppliers and employees   (4,080,707)     (4,031,398)
Dividends and interest received          1,045,310         607,029
Income taxes paid                              ---       (136,500)
Net realized gains (losses) on sales
  of securities                            (2,428)         156,644

Net cash provided by (used in)           2,074,974       (312,006)
  operating activities

Cash flows from investing activities:
Proceeds from sales of securities          750,000       3,666,318
Purchase of securities                 (4,455,519)    (24,615,839)
Capital expenditures                     (798,268)       (309,652)

Net cash (used in) investing
  activities                           (4,503,787)    (21,259,173)

Cash flows from financing activities:
Proceeds from issuances of common
  stock                                     82,113         288,651
Purchase of treasury stock                    ---        (299,716)

Net cash provided by (used in)
  financing activities                      82,113        (11,065)

Net (decrease) in cash and cash
  equivalents                          (2,346,700)    (21,582,244)
Cash and cash equivalents at beginning
of the period                            6,462,193      25,837,909

Cash and cash equivalents at end of
  the period                          $  4,115,493    $  4,255,665



The accompanying notes are an integral part of the financial statements.
       6 OF 16

                       ADVANCED MAGNETICS, INC.
                     RECONCILIATION OF NET INCOME
             TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                    FOR THE SIX-MONTH PERIODS ENDED
                        MARCH 31, 1995 AND 1994
                              (Unaudited)



                                      Six-Month Periods Ended March 31,
                                            1995            1994
Net income                              $ 2,550,690     $ 2,320,368

Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:

Cumulative effect of accounting change    (117,540)             ---
Credit for purchase of in-process
  research and development                (380,000)             ---
Depreciation and amortization               481,483         408,316
Amortization of U. S. Treasury Notes
  Discount                                 (24,924)             ---
(Increase) in accounts receivable         (784,336)       (249,271)
(Increase) in prepaid expenses            (191,040)       (101,301)
Decrease in other assets                        ---           9,443
(Decrease) increase in accounts payable
  and accrued expenses                      165,641        (49,981)
Gain on sale of in-vitro product line           ---     (2,649,580)
Income taxes payable                        375,000             ---

Total adjustments                         (475,716)     (2,632,374)


Net cash provided by (used in)
  operating activities                  $ 2,074,974     $ (312,006)




The accompanying notes are an integral part of the financial statements.
       7 OF 16
                       ADVANCED MAGNETICS, INC.
                     NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1995


A.   Summary of Accounting Policies.

     The balance sheet of Advanced Magnetics, Inc. (the "Company") as of March 31, 1995 and the statement of operations and cash flows for the quarter then ended are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1994.

B.   Marketable Securities.

     The cost and market value of the marketable securities portfolio are as follows:

             March 31, 1995    September 30, 1994

Cost          $  37,047,067    $  33,316,625

Market        $  36,880,078    $  33,199,085

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in its first fiscal quarter ended December 31, 1994. Prior period financial statements have not been restated. The Company's current portfolio consists of securities classified as available-for-sales securities at fair market value. At March 31, 1995, unrealized losses on marketable securities amounted to $166,989 and were recorded as a separate component of equity. The Company recorded a $117,540 unrealized loss on market value of securities in the fiscal year ended September 30, 1994. In the first fiscal quarter ended December 31, 1994, the Company recorded a cumulative effect of the accounting change of $117,540 including the reversal of the reserve for the carrying value of marketable securities. At March 31, 1995, 72% of the Company's portfolio was invested in U. S. Treasury Notes, 5% in corporate bonds, 19% in preferred stocks and 4% in common stocks.

C.   Sale of In-Vitro Product Line.

     On October 15, 1993, the Company sold its in-vitro product line to PerSeptive Biosystems, Inc. ("PerSeptive") for $4,156,674 in PerSeptive's common stock, plus an earn out based on 1995 revenues. The Company recognized a pre-tax gain of $2,649,580 on this sale in the first fiscal quarter of 1994.

D.   Income Taxes.

     The Company accounts for income taxes in conformance with FAS 109 "Accounting for Income Taxes," which requires the asset and liability approach for financial accounting and reporting for income taxes.
       8 OF 16
     The provision for income taxes for the six-month periods ended March 31, 1995 and 1994 was at a different rate than the U. S. Statutory rate for the following reasons:

                               Six-Month Period Ended
                                      March 31,
                                1995          1994
U. S. Statutory Tax Rate       34.0%           34.0%
State income taxes, net of
  Federal benefit                .0             0.2
Dividend Received Deduction    (5.6)           (6.8)
Amortization of Purchased
  Technology                   (12.9)         (11.8)
Alternative Minimum Tax         13.4             .0
Utilization of Net Operating
  Loss                         (15.8)          (7.6)
Other                            0.3           (3.8)


   Effective Tax Rate           13.4%           4.2%

During the six months ended March 31, 1995, the net change in the valuation allowance was a decrease of approximately $950,000. The decrease resulted from the realization of certain net operating loss and purchase technology carryforwards. During the six months ended March 31, 1994, the net change in the valuation allowance was a decrease of approximately $682,000. The decrease resulted from the realization of certain operating loss and purchase technology carryforwards which were offset against the gain realization upon sale of the Company's in-vitro product line.

E.   Legal Proceedings.

     The Company and certain of its officers were sued in an action in the United States District Court for the District of Massachusetts on September 3, 1992. The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on six of the Company's patents and on pending applications, and seeks injunctive relief and unspecified monetary damages. The plaintiff filed a related case in the Superior Court of the Commonwealth of Massachusetts. The Superior Court has dismissed some of the claims on summary judgment. While the final outcome of these actions cannot be determined, the Company believes that the plaintiff's claims are without merit and intends to defend the actions vigorously.

F.   Agreements.

     On August 30, 1994, the Company signed an agreement with Bristol-Myers Squibb Co. to reacquire the development and marketing rights to AMI-227 previously licensed to Squibb Diagnostics, a division of Bristol-Myers Squibb Co. ("Squibb"). As part of the transaction, Bristol-Myers Squibb Co. returned to the Company a warrant to purchase 600,000 shares of the Company's common stock, valued at $240,000. The Company agreed to pay Bristol-Myers Squibb
Co. $1,000,000 in two cash payments, of which $500,000 was paid on August 30, 1994 and $500,000 was to be paid upon acceptance of 1,200 vials of the AMI-227 suitable for worldwide preclinical and clinical studies. Furthermore, the Company agreed to pay up to $2,750,000 for future royalties based on the Company's sales of AMI-227. In connection with the purchase, the Company recorded a charge of $760,000 in the fourth quarter of fiscal 1994 which represented the value of the purchase of in-process research and development. In the first quarter of fiscal 1995, the Company and Bristol-Myers
Squibb Co. agreed that the 1200 vials of AMI-227 delivered to the Company by Squibb were not acceptable. In addition, they agreed that any future delivery of AMI-227 under the agreement will not be required and that the Company will not be required to make the $500,000 payment. Accordingly, the Company recorded a credit for $380,000 to the purchase of in-process research and development and adjusted the value of the warrant to purchase 600,000 shares of the Company's common stock by $120,000 in the first quarter of fiscal
1995.
       9 OF 16
     On February 1, 1995 the Company entered into an agreement with Berlex Laboratories, Inc. ("Berlex") granting Berlex a product license and exclusive marketing rights to the Company's Feridex
I.V. (trademark) magnetic resonance imaging (MRI) contrast agent in the United States and Canada. Under the terms of the agreement, Berlex paid a $5,000,000 non-refundable license fee and will pay an additional
$5,000,000 license fee when the product has been approved for commercial marketing in the United States by the U. S. Food and Drug Administration (FDA). In addition, the Company will receive payments for manufacturing the product and royalties on future sales. The Company submitted a New Drug Application (NDA) for
Feridex I.V. to the FDA in February 1994 which was accepted for filing in April 1994.
       10 OF 16
Item 2 -  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview
     Since its inception, Advanced Magnetics, Inc. (the "Company") has focused its efforts on developing its core magnetic particle technology, primarily to develop MRI contrast agents. Advanced Magnetics has funded its operations with cash from license fees from corporate partners, royalties, sales of its in-vitro products, fees from contract research performed for third parties, the proceeds of financings, and income earned on invested cash. The Company has received substantial license fee revenues from licenses of both its MRI contrast agent technology and its in-vitro clinical laboratory technology. The Company has also received royalty revenues under licenses of its in-vitro clinical laboratory technology.

     A substantial portion of the Company's expenses consists of research and development expenses. The Company expects its research and development expenses to increase as it funds clinical trials and associated toxicology and pharmacology studies and as it devotes resources to developing additional contrast agents and new therapeutic drugs.

     The Company's revenues and operating results can vary substantially from period to period. In particular, the timing of the receipt by the Company of license fees has historically caused substantial variations in operating results from period to period. In addition, variations in revenues and expenses resulting from clinical trials, additional license or corporate partnering arrangements, timing of regulatory approvals and royalty payments may cause significant future variations in period to period results.


Results of Operations for the quarter ended March 31, 1995 as compared to the quarter ended March 31, 1994.

Revenues

     Total revenues of the Company were $6,227,695 in the second fiscal quarter ended March 31, 1995 compared to $2,615,935 in the second fiscal quarter ended March 31, 1994. The Company's revenues consisted primarily of license fees, direct sales of products and investment income. The increase in revenues of $3,611,760 compared to the second fiscal quarter ended March 31, 1994 resulted primarily from an increase in license fees of $3,000,000 and an increase in direct product sales of $650,076. On February 1, 1995, the Company received a $5,000,000 non-refundable license fee payment from Berlex under an agreement granting Berlex a product license and exclusive marketing rights to the Company's Feridex I.V. MRI contrast agent in the United States and Canada. The second fiscal quarter of 1994 included a non-refundable license fee of $2,000,000 paid by Squibb Diagnostics, a division of Bristol-Myers Squibb, Inc. ("Squibb Diagnostics").

     Product sales for the second fiscal quarter ended March 31, 1995 were $789,026 compared to $138,950 for the second fiscal quarter ended March 31, 1994. The initial product launch in Europe of Endorem (registered trademark) (ferumoxide), the Company's liver imaging contrast agent, began in January 1995 and accounted for all the Company's recognition of the product sales for the second fiscal quarter ended March 31, 1995. Product sales for the second fiscal quarter ended
March 31, 1994 of $138,950 were for the initial product launch in Europe in December 1993 of Lumirem (registered trademark) (ferumoxsil), the Company's gastrointestinal imaging agent.

     Interest, dividends and net gains and losses on sales of securities were $438,669 for the second fiscal quarter ended March 31, 1995 compared to $476,985 for the second fiscal quarter ended March 31, 1994. These amounts included an increase in revenue from interest and dividends to $441,097 in the second fiscal quarter ended March 31, 1995 from $320,341 in the second fiscal quarter ended March 31, 1994. The increase was primarily a result of an increase in interest revenue from the purchase of United States Treasury notes. In the second fiscal quarter ended March 31, 1995, net gains and losses on sales of securities were a net loss of $2,428 compared to a net gain of $156,644 in the second fiscal quarter ended March 31, 1994.
       11 OF 16
Costs and Expenses

     The cost of product sales for the first fiscal quarter ended March 31, 1995 was $157,804 compared to $26,600 for the second fiscal quarter ended March 31, 1994. The cost of product sales was 20% of sales for both fiscal second quarters. The Company has produced products for sale on a made to order basis only. Research and development expenses for the second fiscal quarter ended March 31, 1995 were $1,968,069, an increase of 14% compared to $1,729,071 for the second fiscal quarter ended March 31, 1994. The increase in research and development expense was primarily due to expenditures for the newly formed Clinical Development Group in the Company's Princeton, New Jersey office and human clinical trials for certain of the Company's development stage products. General and administrative expenses for the second fiscal quarter ended March 31, 1995 were $472,530, consistent with general and administrative expenses of $472,106 for the second fiscal quarter ended March 31, 1994.

Earnings

     For the reasons stated above, net income for the second fiscal quarter ended March 31, 1995 was $3,254,292 or $0.48 per share compared to net income of $371,658 or $0.05 per share for the second fiscal period ended March 31, 1994.


Results of Operations for the Six Months Ended March 31, 1995 as
Compared to the Six Months Ended March 31, 1994

Revenues

     Total revenues for the six-month period ended March 31, 1995 increased 70% to $6,964,940 compared to $4,105,163 for the six-month period ended March 31, 1994.

     License fee revenues increased approximately $2,000,000 for the six-month period ended March 31, 1995 as a result of a $5,000,000 payment received on February 1, 1995 from Berlex under an agreement granting Berlex a product license and exclusive marketing rights to the Company's Feridex I.V. MRI contrast agent in the United States and Canada. License fees revenues for the six-month period ended March 31, 1994 were $3,005,000 and included a non-refundable license fee of $3,000,000 paid by Squibb Diagnostics.

     There were no royalty revenues received in the six-month period ended March 31, 1995 compared to $13,461 for the six-month period ended March 31, 1994.

     Product sales of $844,285 for the six-month period ended March 31, 1995 were primarily for the initial product launch in Europe of Endorem (registered trademark) (ferumoxide), the Company's liver imaging contrast agent. Product sales of $200,550 for the six-month period ended March 31, 1994 were primarily for the launch in Europe of Lumirem (registered trademark) (ferumoxsil), the Company's gastrointestinal imaging contrast agent.

     Interest, dividends and gains and losses on sales of securities resulted in a gain of $1,120,655 in the six-month period ended March 31, 1995 compared to a gain of $886,152 in the six-month period ended March 31, 1994. These amounts include interest and dividend revenues of $1,123,083 for the six-month period ended March 31, 1995 compared to $729,508 for the six-month period ended March 31, 1994. The increase was primarily a result of an increase in interest revenue from the purchase of United States Treasury notes. Net gains (losses) from sales of marketable securities was a loss of $2,428 for the six-month period ended March 31, 1995 compared to a net gain of $156,644 for the six-month period ended March 31, 1994.
       12 OF 16
Costs and Expenses

     The cost of product sales for the  six-month period ended March
31, 1995 related primarily to the sales in Europe of Endorem
(registered trademark) (ferumoxide), the Company's liver imaging contrast agent. The cost of products sales for the six-month period ended March 31, 1994 related primarily to the sales in Europe of Lumirem (registered trademark) (ferumoxsil), the Company's gastrointestinal imaging contrast agent. The cost of product sales for both six-month periods was 20% of sales. The Company produces products for sale on a made-to-order basis only. Research and development expenses for the six-month period ended March 31, 1995 increased 7% to $3,579,516 from $3,349,152 for the six-month period ended March 31, 1994. The increase in research and development expenses was primarily due to expenditures for the newly formed Clinical Development Group in the Company's Princeton, New Jersey office and human clinical trials for several of the Company's development stage products. In the first fiscal quarter, the Company and Bristol-Myers Squibb Co. agreed that the 1,200 vials of AMI-227 delivered were not acceptable. In addition, they agreed that any future delivery of AMI-227 under the agreement will not be required and that the Company will not be required to make the $500,000 payment. Accordingly, the Company recorded a credit for $380,000 to the purchase of in-process research and development as well as a $120,000 adjustment to the value of the warrant to purchase 600,000 shares of the Company's Common Stock. General and administrative expenses for the six-month period ended
March 31, 1995 of $788,420 decreased 17% from $944,323 for the six-month period ended March 31, 1994. The decrease was primarily due to a decrease in legal and consulting fees.

Other

     In the six month period ended March 31, 1994, the Company recognized a pre-tax gain of $2,649,580 from the sale of its in-vitro product line to PerSeptive on October 15, 1993.

     The company adopted Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in the first quarter of fiscal 1995. As a result, the Company recorded a cumulative effect for the accounting change of $117,540. Income before the cumulative effect was $2,433,150.

Income Taxes

     The income tax provision for the six-month period ended March 31, 1995 was $375,000 or 13.4% of income before taxes. The income tax provision for the six-month period ended March 31, 1994 was $102,000 or 4.2% of income before taxes (Note D).

Earnings

     For the reasons stated above, net income for the six-month period ended March 31, 1995 was $2,550,690 or $0.37 per share compared to net income of $2,320,368 or $0.34 per share for the six-month period ended March 31, 1994.

Liquidity and Capital Resources

     At March 31, 1995, the Company's cash and cash equivalents totaled $4,115,493, representing a decrease of $2,346,700 from cash and cash equivalents at September 30, 1994. Additionally, the Company had marketable securities of $36,880,078 at March 31, 1995 compared to $33,199,085 at September 30, 1994. Cash provided by operating activities was $2,074,974 for the six-month period ended
March 31, 1995 compared to $312,006 cash used in operating activities for the six-month period ended March 31, 1994. Cash provided by operating activities for the six-month period ended
March 31, 1995 was primarily due to the $5,000,000 license fee paid by Berlex under a product license agreement granting Berlex exclusive marketing rights to the Company's Feridex I.V. MRI contrast agent. Cash used in investing activities was $4,503,787 for the six-month period ended March 31, 1995 compared to $21,259,173 for the six-month period ended March 31, 1994. Cash used in investing activities for the six-month period ended March
31, 1995 includes the purchase of United States Treasury notes at a cost of
       13 OF 16
$4,003,516. Cash used in investing activities for the six-month period ended March 31, 1994 included the purchase of United States
Treasury notes at a cost of $22,290,547. Cash provided by financing activities for the six-month period ended March 31, 1995 was $82,113 which resulted from issuance of common stock under employee stock option plans.. Cash used by financing activities for the six-month period ended March 31, 1994 was $11,065.

     Capital expenditures for the six-month period ended March 31, 1995 were $798,268 compared to $309,652 in the six-month period ended March 31, 1994. The increase in capital expenditures for the six-month period ended March 31, 1995 was primarily attributable to an upgrade in the Company's magnetic resonance imaging equipment and for the expenses associated with the newly formed Clinical Development Group in the Company's Princeton, New Jersey office.
The Company has not planned any near term additional acquisitions or major equipment expenditures and believes its available cash and cash equivalents and marketable securities are sufficient to meet its anticipated needs through fiscal 1996.

     The Company expects that its expenditures for research and development for the 1995 fiscal year will increase significantly compared to the fiscal year ended September 30, 1994. The expected increase in research and development expenses is due to the newly formed Clinical Development Group responsible for human clinical trials for the Company's development stage products and the funding for the development of additional contrast agents and antiviral therapeutics for treatment of hepatitis.

     Management believes that the Company's current operations are not materially impacted by the effects of inflation.



       14 OF 16
PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On February 7, 1995, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders acted upon the following proposals: (i) election of directors and (ii) ratification of the firm of Coopers & Lybrand LLP as independent auditors for the fiscal year ending September 30, 1995. All of the above matters were approved by the stockholders.

     Votes "FOR" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without designation, the shares represented by the proxy were voted "FOR" each proposal in the manner described in the Proxy Statement. On the record date (December 16, 1994), 6,720,115 shares of the Company's common stock were issued and outstanding.

     Voting results were as follows:

          Matter              For    Against  Withheld  Abstain

1.  Election of Directors
     Thomas Coor           5,621,276    N/A     48,658    N/A
     Jerome Goldstein      5,621,826    N/A     48,108    N/A
     Leslie Goldstein      5,596,312    N/A     73,622    N/A
     Richard L McIntire    5,621,862    N/A     48,072    N/A
     Edward B. Roberts     5,621,862    N/A     48,072    N/A
     Roger E. Travis       5,621,862    N/A     48,072    N/A
     George M. Whitesides  5,621,862    N/A     48,072    N/A

2.  Ratification of
      Independent Auditors 5,624,382   10,476     N/A    35,076


Item 6.  Exhibits

     Statement Recomputation of Per Share Earnings is filed as Part II, Exhibit 11, of this report.


       15 OF 16
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   ADVANCED MAGNETICS, INC.


Date      May 3, 1995           By /s/  Jerome Goldstein
                                   Jerome Goldstein, President,
                                   Treasurer and Chairman of the
                                   Board of Directors


Date      May 3, 1995           By /s/  Anthony P. Annese
                                   Anthony P. Annese,
                                   Vice President and
                                   Principal Accounting
                                   Officer






       16 OF 16
                       ADVANCED MAGNETICS, INC.


      Exhibit 11 - Statement Recomputation of Per Share Earnings
       Attached to and made part of Part II of Form 10-Q for the Three-Month and Six-Month Periods Ended March 31, 1995 and 1994
                              (unaudited)

                         Three-Month Periods    Six-Month Periods
                           Ended March 31,       Ended March 31,
                           1995       1994       1995        1994
 Weighted average number
   of shares issued and
   outstanding          6,724,796   6,689,383   6,720,831   6,677,417

 Assumed exercise of
   options reduced
   by the number of
   shares which
   could have been
   purchased with
   the proceeds of
   those options          110,574     102,389     107,666     111,875


 Assumed exercise of
   warrants reduced
   by the number of
   shares could have
   been purchased with
   the proceeds of
   those warrants            ---       61,681        ---      68,687

 As adjusted           6,835,370    6,853,453  6,828,497   6,857,979