Form 10-Q/A
period 1994-12-31
ADVANCED MAGNETICS INC
filed 1995-07-17
CIK 792977

       1 of 42
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-Q/A
                  Amendment No. 1 to Form 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of The
     Securities Exchange Act of 1934.

     For the quarterly period ended December 31, 1994

                               OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934.

     For the transition period from ____________ to ____________



                    Commission File #0-14732

                    ADVANCED MAGNETICS, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                                04-2742593
 (State or other jurisdiction           (I.R.S. Employer Incorporation
       of organization)                      or Identification No.)


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

Yes X         No


At June 30, 1995, 6,741,867 shares of registrant's common stock
(par value, $.01) were outstanding.

       2 of 42
PART II. OTHER INFORMATION

The Undersigned officers of Advanced Magnetics, Inc. hereby amend exhibit 10.1 of the Company's Quarterly Report on Form 10-Q as set forth on the pages hereto:

Item 6.  Exhibits and Reports on Form 8-K

     The amended exhibit which is filed with this report is denoted with an asterisk (*) in the Exhibit Index which appears at page 4 hereof. All other documents were previously filed.



       3 of 42
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        ADVANCED MAGNETICS, INC.


Date       July 17, 1995           By   /s/  Jerome Goldstein
                                        Jerome Goldstein, President,
                                        Treasurer and Chairman of the
                                        Board of Directors


Date       July 17, 1995           By   /s/  Anthony P. Annese
                                        Anthony P. Annese, Vice President
                                        and Principal Accounting Officer






       4 of 42
                    ADVANCED MAGNETICS, INC.

                          Exhibit Index
Exhibit
Number                        Description                              Page

*10.1                    License and Marketing Agreement between
                         the Company and Berlex Laboratories, Inc.
                         dated as of February 1, 1995

**10.2                   Supply Agreement between the Company and
                         Berlex Laboratories, Inc. dated as of
                         February 1, 1995

11                       Computation of Per Share Earnings












___________________________
* Filed herewith. Confidential portions of this contract have been filed separately with the Securities and Exchange
Commission.

** Confidential portions of this contract have been filed separately with the Securities and Exchange Commission.
       5 of 42
                                                  EXHIBIT 10.1

                 LICENSE AND MARKETING AGREEMENT

     AGREEMENT made as of this 1st day of February 1995, by and between Advanced Magnetics, Inc., a Delaware corporation having an address of 61 Mooney Street, Cambridge, Massachusetts 02138
("AM"), and Berlex Laboratories, Inc., a Delaware corporation, having an address of 110 East Hanover Avenue, Cedar Knolls, New
Jersey 07927-2095("Berlex").
                            RECITALS:
          A.  AM has developed a contrast agent, currently known
as Feridex I.V., which is composed of the substance with the
United States Adopted Name (USAN) Ferumoxide, formulated for injection and intended to be used in magnetic resonance imaging
("MRI") to aid in the detection of primary and metastatic cancer in the liver.
          B.  Governmental approval of Feridex I.V. by the United
States Food and Drug Administration ("FDA") and from appropriate agencies of Canada is required before marketing of Feridex I.V.
will be permitted in the Territory (as defined herein).
          C.  AM intends to obtain FDA approval of Feridex I.V.
and desires that Berlex obtain governmental approval of
Feridex I.V. from appropriate agencies of Canada.  Berlex intends to assist AM in obtaining FDA approval of Feridex I.V., and is willing to undertake such work and provide such assistance under the terms of this Agreement.
          D.  Concurrently with the execution and delivery of
this Agreement, AM and Berlex are executing a Supply Agreement
(as defined below) and AM and Schering Aktiengesellschaft are executing a Cross-License Agreement (as defined below).
          E.  Subject to the terms and conditions hereinafter set
forth, AM is willing to grant Berlex the exclusive right to
market and sell Feridex I.V. in the Territory:
    NOW, THEREFORE, for good and valuable consideration, the
receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:
     1.  Definitions.
       6 of 42
          1.1  "Affiliate" shall mean a Person that directly, or
indirectly through one or more intermediaries, Controls, is
Controlled by, or is under common Control with, the Person
specified.
          1.2  "Agent" shall mean the contrast agent currently
known as Feridex I.V. which is composed of the substance USAN
Ferumoxide, in any approved concentration, dosage form, and/or delivery system for use in MRI.
          1.3  "Agent Net Sales" shall mean, for any period, the
gross amount invoiced for Agent by Berlex, its Affiliates, and its Approved Sublicensees to Third Parties, less deductions for:
(i) quantity and/or cash discounts, allowances, rebates, fees paid to distributors (as defined below) and chargebacks actually allowed or given; (ii) freight, postage and shipping, and
insurance expenses (if separately identified in such invoice);
(iii) credits or refunds actually allowed for rejected, outdated or returned Agent; and (iv) sales and other taxes and duties directly related to the sale, to the extent that such items are included in the gross invoice price (but not including taxes assessed against the income derived from such sale); provided, however, that Agent Net Sales shall not include sales to
Affiliates of samples and supplies for clinical studies permitted pursuant to this Agreement.  For purposes of this Section 1.3,
"fees paid to distributors" shall mean the discount provided to
Berlex distributors of no more than two percent (2%) of the sale price to such distributor in exchange for certain marketing
information with respect to the Agent, such as the identity of customers and quantities of Agent purchased; provided that if normal industry practices change with respect to such fees after the date of this Agreement, AM and Berlex agree to negotiate in good faith a modification to the said two percent (2%) limit.
Any amount invoiced by Berlex's Affiliates and its Approved
Sublicensees in connection with their sale or transfer of Agent shall not be included in Agent Net Sales to the extent that such amount was invoiced by Berlex on the sale or transfer of such
Agent to such Affiliate or Approved Sublicensee and was then included in Agent Net Sales, if the transfer price to such
Affiliate or Approved Sublicensee was the same as such Affiliate or Approved Sublicensee's sales price to a third party.
          1.4  "Agent Technology" shall mean all proprietary
information with respect to the Agent and improvements (as
defined below) thereto, including, without limitation, all
information
       7 of 42
provided by AM pursuant to Articles 3 and 6 of this
Agreement, Project Information, trade secrets, technical
information, data, techniques, discoveries, inventions,
processes, know-how, patents (including any extension, reissue or renewal thereof) and patent applications (including such patents and patent applications set forth in Exhibit A to this Agreement and incorporated herein), that AM now has or may hereafter
conceive, develop, own or control, which is necessary or useful in connection with:  the performance of the Berlex Project, the marketing and sale by Berlex of the Agent pursuant to Section 4.1 or the performance by Berlex of its obligations hereunder.  No
Manufacturing Technology shall be deemed to be included in Agent
Technology.  For purposes of this Section 1.4, a substance shall only be deemed an "improvement" to the extent that it is an MRI contrast agent composed of the substance known as AMI-25 or
utilizing AMI-25 as the active ingredient.
          1.5  "AM" shall mean Advanced Magnetics, Inc.
          1.6  "AM Project" shall mean all work necessary and/or
appropriate to obtaining FDA approval for commercial marketing of the Agent in the United States (labeled for detection of primary and metastatic cancer of the liver or such other labeling as agreed by the Parties), including all work upon which such
approval is contingent (other than Phase III(b) Studies and
Phase IV Studies), including, without limitation, the conduct of human clinical trials and United States regulatory applications
(including the preparation and filing of the NDA).  AM Project shall also include all studies which are required to be conducted as a condition of the FDA approval of the NDA.
          1.7  "Approval Date" shall mean the later of (a) the
date of AM's receipt of an FDA approval letter permitting
commercial marketing of the Agent in the United States (said date being referred to as the "Approval Letter Date") and (b) the date on which AM is first able to produce and provide a supply of
Agent to Berlex for commercial marketing in the United States in interstate commerce pursuant to and in compliance with an
approved NDA and any other conditions that must be satisfied prior to initial commercial sales then imposed by law, such
supply to be sufficient to supply at least six months of
reasonable Berlex requirements as set forth in a notice sent to
AM by Berlex no less than six months after the execution date of this Agreement but no later than ten (10) business days after
AM's
       8 of 42
receipt of the approval letter from the FDA and notice
thereof to Berlex.  If Berlex fails to so provide such notice of supply requirements, the Approval Date shall be the Approval
Letter Date.
       9 of 42
          1.8  "Approved Sublicensee" shall mean any Person
sublicensed by Berlex with AM's written consent under the terms of this Agreement, which consent shall not be unreasonably
withheld, it being agreed, without limitation, that consent shall not be deemed to be unreasonably withheld if in AM's judgment, such consent would not be in the commercial best interests of AM.
          1.9  "Berlex Agreements" shall mean this Agreement and
the Supply Agreement.
          1.10 "Berlex Project" shall mean (i) all work necessary
and/or appropriate to obtain final approval from all appropriate governmental agencies in Canada for commercial marketing of the
Agent in Canada, including, without limitation, applications for regulatory approval, but solely based on data and reports
supplied by AM and (ii) the conduct of such Phase III(b) Studies and Phase IV Studies that Berlex elects to conduct.
          1.11 "Best Efforts" shall mean the level of endeavor
which a prudent business person would ordinarily expend in the normal course of business to accomplish an important objective.
          1.12 "Cleared Country" shall mean a country within the
Territory in which all appropriate government agencies have
approved the commercial marketing of the Agent.
          1.13 "Collective Opinion of Patent Counsel" shall mean
the final joint opinion of patent counsel selected by AM and patent counsel selected by Berlex after review of all data and information reasonably available at the time such opinion is rendered.  If patent counsel for AM and Berlex cannot agree on a final joint opinion, such counsel shall agree on the selection of a third patent counsel who shall offer an independent opinion on the subject matter.  The final Opinion of such third patent
counsel shall be the Collective Opinion of Patent Counsel.
          1.14 "Competing Product" means any contrast agent,
whether or not incorporating or derived from the Agent
Technology, whose approved labeling indications include MRI of metastatic or primary cancer of the liver.  Notwithstanding the foregoing, contrast agents whose principal function is as an
Extra Cellular Fluid ("ECF") enhancing agent, such as Magnevist, shall not be deemed to be Competing Products.
          1.15 "Controls" or "Control" shall mean, in the case of
any Person, the possession of the power to direct or cause the
       10 of 42
direction of the management and policies of such Person, whether through the ownership of at least fifty percent (50%) of the voting securities thereof or otherwise, and when used in the context of "Control" of technology or information, shall mean possession by a Person of the right to grant licenses or
sublicenses of such technology, or disclose such information, without violating the terms of any agreement or other arrangement with, or the rights of, any other Person or any legally binding laws or regulations.
          1.16 "Cross-License Agreement" shall mean the License
Agreement dated the date hereof between Schering
Aktiengesellschaft and AM.
          1.17 "Election Periods" shall mean the thirty (30) day
periods ending on the first day of the calendar quarter following the later of the Approval Date and the Introduction Date, and on each of the first, second and third anniversaries of the first day of such calendar quarter.
          1.18 "Gordon Patents" shall mean, collectively, United
States Letters Patent Number 4,731,239 and Canadian Patent
Number 1,244,082.
          1.19 "Introduction Date" shall mean the date on which
Berlex, or any Affiliate thereof, first commercially sells,
directly or through any distributors or agents, or licenses any
Third Party to sell, a Competing Product in the United States and/or Canada.
          1.20 "Manufacturing Technology" shall have the meaning
defined in Section 1.20 of the Supply Agreement.
          1.21 "NDA" shall mean the New Drug Application
submitted by AM to the FDA with respect to the Agent and accepted for filing by the FDA on or about April 8, 1994.
          1.22 "Order" shall have the meaning defined in
Section 3.8 of the Supply Agreement.
          l.23 "Party" shall mean Berlex and/or AM.
          1.24 "Patents" shall mean the Patents owned by AM
listed on Exhibit A.
          1.25 "Person" shall mean an individual, partnership,
corporation, joint venture, unincorporated association, or other entity, or a government or department or agency thereof.
          1.26 "Phase III(b) Studies" shall mean clinical or
other studies of the Agent which are not necessary for approval of the NDA, but which are begun prior to FDA approval of the NDA.
       11 of 42
          1.27 "Phase IV Studies" shall mean clinical or other
studies of the Agent which are undertaken following approval of the NDA, and which are not required to be conducted as a
condition of the FDA approval of the NDA.
          1.28 "Project" shall mean the AM Project or the Berlex
Project.
          1.29 "Project Information" shall mean all information
developed as a result of the Projects, including, without
limitation, techniques, discoveries, processes, copyrights,
patents (including any extension, reissue or renewal thereof) and patent applications, know-how, toxicological and pharmacological data, clinical trial results, regulatory applications and
documents evidencing approval thereof, and test results, and all information and data provided to a Party pursuant to Articles 3 and 6 hereof.
          1.30 "Qualified Person" shall mean any employee or
agent of Berlex engaged in the Berlex Project pursuant to
Article 2, the marketing of the Agent pursuant to Section 4.4, or any employee or agent of AM engaged in the AM Project or the performance of AM's obligations hereunder, designated by Berlex or AM respectively, to receive Agent Technology, Project
Information or other information provided pursuant to Article 6 of this Agreement or any other information proprietary to AM or
Berlex who has a need to know the information included therein and disclosed to them.
          1.31 "Supply Agreement" shall mean the Supply Agreement
entered into as of the date hereof by and between Berlex and AM.
          1.32 "Territory" shall mean the United States
(including its territories and possessions and Puerto Rico) and
Canada, subject to the second sentence of Article 2.
          1.33 "Third Party" shall mean any party other than a
Party, or an Affiliate of a Party, to this Agreement.
          1.34 "Trademarks" shall mean the trademark Feridex
registered in the United States of America and Japan, and
Feridex I.V. and any other trademark owned by AM which has been registered or used by AM as the name of the Agent in the
Territory.
          1.35 "Unit" shall mean shipping units of Agent.
     2.  The Projects.  AM and Berlex each hereby agrees to use its Best Efforts to perform its respective Project.  If Berlex has not made, or caused to be made, within twelve (12) months after the execution of this Agreement, all regulatory and product registration
       12 of 42
filings in Canada necessary to obtain final approval
from all appropriate governmental agencies in such country for commercial marketing of the Agent, then AM shall be entitled to elect to exclude such country from the Territory.  AM's right to so elect shall be its sole remedy for the failure by Berlex to make any such filings in the absence of bad faith or willful misconduct by Berlex; provided, that Berlex's determination, in its discretion, that such filings would not be commercially
viable shall not of itself be deemed bad faith or willful
misconduct.
     Berlex may conduct all or part of the work necessary or
appropriate to obtain approval from governmental agencies in
Canada for commercial marketing of the Agent through Affiliates or its Approved Sublicensees, provided, that Berlex shall be responsible for such Affiliates', or Approved Sublicensees'
compliance with all applicable terms of this Agreement.
     AM and Berlex shall each bear all costs and expenses
incurred by it in performing its respective Project.  Berlex shall be responsible for the conduct of, and all out-of-pocket expenses, in connection with, "Phase III(b) Studies" and "Phase
IV" Studies which Berlex chooses to conduct in the Territory.  It is agreed that AM shall retain no independent right hereunder to conduct Phase III(b) Studies and Phase IV Studies; however, if
Berlex has given prior written approval to AM, in Berlex's
discretion, for AM to conduct such studies, including approval of an agreed budget for expenses, then Berlex shall be responsible for all out-of-pocket expenses of AM.  AM may propose to conduct
Phase III(b) Studies or Phase IV Studies at its own expense with the consent of Berlex, and Berlex shall have no rights to the benefits thereof.  In no event shall Berlex be responsible for expenses of AM related to pre-Phase III(b) Studies prior to
commercial marketing.  AM will be responsible for all fees
payable to the FDA on filing of the NDA and up to the Approval
Letter Date, and in connection with the certification of its facilities for commercial production of the Agent.  Berlex will be responsible for any other fees payable to the FDA following the Approval Letter Date.  Berlex shall reimburse AM for the
Annual Product Registration Fee payable with respect to the NDA while Berlex has exclusive rights under this Agreement.  AM shall be responsible for the annual Establishment Registration Fee.
       13 of 42
     If Berlex desires to conduct any clinical study solely to
enhance the marketing of the Agent and such study necessitates no material labeling change, then Berlex shall be responsible for conducting any such study and shall be responsible for all costs incurred in connection therewith. AM and Berlex shall agree to a protocol for such study, provided, however, that Berlex shall have final approval of any such protocol.
      If AM or Berlex desires to conduct any clinical study to
enhance the marketing of the Agent, which study supports any material changes to the labeling of the Agent, Berlex and AM shall be responsible for sixty percent (60%) and forty
percent(40%), respectively, of the costs incurred in connection therewith.  AM and Berlex shall agree to a protocol for such study, provided, however, that Berlex shall have final approval of any such protocol.
      3.  Cooperation.
          3.1  Berlex Assistance with AM Project.  Berlex and AM
shall mutually agree upon the reasonable assistance that Berlex shall provide AM with the AM Project, which will include
assistance in reviewing and commenting on information provided by
AM and when deemed appropriate, providing alternative language or other advice believed to be constructive to FDA approval of the
NDA and communication with the FDA.  Upon such mutual agreement, such assistance shall be provided promptly and at Berlex's
expense.  AM shall appoint Berlex as a distributor under the NDA.
          3.2  AM Assistance with Berlex Project.  AM and Berlex
shall mutually agree upon the reasonable assistance that AM shall provide Berlex with respect to the Berlex Project, which
assistance shall be provided promptly and at AM's expense.
          3.3  Cooperation with Berlex Affiliates.  AM shall
cooperate with any Affiliate or Approved Sublicensee of Berlex who shall be assisting Berlex in obtaining regulatory approvals for marketing of the Agent pursuant to Article 2 or who shall be marketing the Agent pursuant to Section 4.4, subject to
Articles 5, 6 and 7; provided, however,  that requests for
information or assistance from Berlex's Affiliates shall be
coordinated by Berlex and, to the extent reasonably practicable,
AM shall communicate directly with Berlex and not with its
Affiliates or Approved Sublicensees.
       14 of 42
          3.4  Cooperation Regarding FDA Matters.  Prior to the
Approval Date, AM shall provide Berlex with (i) an opportunity to consult in advance with AM regarding clinical trials, research and regulatory applications to be conducted by, or for, AM or to be submitted and filed pursuant to the AM Project after the date hereof; (ii) a reasonable opportunity to review and comment on material communications with or submissions to the FDA after the date hereof prior to their submission and filing; and (iii) an opportunity to be present at meetings between the FDA and AM concerning the Agent, and shall advise Berlex from time to time of the status of the NDA.  AM shall be under no obligation to accept any comments or other advice provided by Berlex, and
Berlex shall have no liability to AM for the consequences to AM of accepting or rejecting any such comments or advice, absent bad faith or willful misconduct by Berlex.  Before and after the
Approval Date, and subject to Section 3.5 herein below, AM shall
(A) promptly advise Berlex of any material communication which it may receive from the FDA regarding the Agent and (B) upon the request, and at the expense (if not otherwise included within the
AM Project) of Berlex, take any reasonable action with respect to the FDA necessary to allow Berlex to exercise its rights and fulfill its obligations under this Agreement, and Berlex shall promptly advise AM of any communication which it may receive from the FDA regarding the Agent.  Except as expressly provided in
Section 3.7, or prior to the Approval Date, Berlex shall not make any communications to the FDA concerning the Agent other than through, or with the prior consent of, AM, and AM shall advise
Berlex before it shall make any material communication with the
FDA.
           3.5 Post-Marketing Regulatory Communications.  It is
the intent of the parties that AM shall, as the NDA sponsor, be primarily responsible for conducting communications with the FDA regarding the Agent, and Berlex shall be primarily responsible for conducting communications with the applicable regulatory agencies in Canada.  AM and Berlex's regulatory representatives shall, prior to the Approval Date, establish a regulatory
framework which will permit each Party to satisfy their legal and regulatory requirements and the terms and conditions of this
Agreement.  As part of such framework, AM and Berlex shall
endeavor to coordinate their efforts and cooperate with respect to their respective communications and dealings with the FDA and other applicable regulatory agencies in Canada.  Unless otherwise
       15 of 42
agreed by the Parties, except as expressly provided in
Section 3.7, or as part of the above framework, following the
Approval Date, neither AM nor Berlex shall make any material communications to the FDA concerning the Agent without the prior consent of the other unless such communication is required by law or regulation or is of such an urgent and material nature that such Party is not reasonably able to consult with the other Party in advance of the time communication is to be made to the FDA; in which case such Party shall inform the other Party of such
communication as soon as practicable thereafter.  AM shall use its Best Efforts to obtain such status of the current
circumstances concerning the Agent or NDA for Berlex as will enable Berlex to communicate with the FDA concerning the Agent in the emergency circumstance described in this section.  Nothing in this Section is intended to obviate the requirements of
Section 3.9 of the Supply Agreement.
          3.6  Adverse Event and Other Reporting.  AM and Berlex
hereby acknowledge that the Adverse Event provision in Section
3.11(c) of the Supply Agreement is incorporated herein by
reference and agree to be bound thereby.
          3.7  Advertising and Promotional Materials.
               (a)  Prior to the approval of the NDA relating to
the Agent, Berlex will have the exclusive right to submit to the
FDA for approval, and negotiate with the FDA with respect to the approval of, the advertising and promotional materials to be used by Berlex relating to the Agent.  If such direct contact with the
FDA is not permitted by the FDA, then AM will act as Berlex's agent in obtaining approval of such advertising and promotional materials.  If AM acts as Berlex's agent, AM may agree to changes to such materials only to the extent that the FDA shall have specifically requested AM to make such changes, and then, in the case of material changes so requested by the FDA, only after consultation with Berlex.
               (b)  After the approval of the NDA, Berlex will
have the exclusive right to submit to the FDA and negotiate with the FDA with respect to Berlex's advertising and promotional materials.
               (c)  Notwithstanding anything to the contrary
in this Section 3.7, AM shall have final approval regarding
advertising and promotional materials to be submitted to the
FDA and any advertising and promotional materials approved by the FDA to confirm that such materials comply with any and
all
       16 of 42
Trademarks; provided, however, that if AM does not object
to any advertising and promotional materials proposed by
Berlex within five (5) days of communication thereof to AM by
Berlex in writing, AM shall be deemed to have consented to
such materials.
     4.  Grant of License.
          4.l  License.  Subject to the terms and conditions
contained in this Agreement and subject to AM's rights set forth herein, AM hereby grants to Berlex and its Affiliates (a) the exclusive right and license to use the Agent Technology for
purposes of performing the Berlex Project; (b) the exclusive right and license to distribute, market and sell the Agent, and to use the Agent Technology for marketing the Agent, in the
Territory; (c) the right to use the Trademarks as described in this Agreement; and (d) the rights set forth in the Supply
Agreement.
          4.2  Transfer of Product Registrations.  Subject to and
upon the terms and conditions contained in this Agreement, AM hereby transfers and assigns to Berlex, and Berlex hereby
purchases and acquires from AM, all of AM's right, title and interest in and to the registrations for the Agent in Canada, such transfer and assignment to be effective upon the date on which the appropriate regulatory authority shall approve
commercial marketing of the Agent in Canada.
          4.3  License of Trademarks.
               (a)  Subject to the terms and conditions of this
Agreement, AM hereby grants to Berlex an exclusive right and license to use the Trademarks in the Territory solely in
connection with Berlex's use, marketing, distribution and sale of
Agent in the Territory; provided, however that Berlex may not use the trademark "Feridex" in the United States for any activities;
in the United States, the word Feridex is to be used as "Feridex
I.V.".
               (b)  Berlex undertakes that the nature and quality
of the Agents made by it, if any, or for it by any Person (other than AM) and identified by the Trademarks shall at all times conform to the standards set by and maintained by AM.
               (c) If the law permits, AM shall make application
to register Berlex as a permitted user or registered user of the
Trademarks and, if necessary, Berlex undertakes to join in such application and to take such action as may be reasonably
necessary or requested by AM to implement such application.
       17 of 42
               (d)  Berlex acknowledges that AM is the owner of
the Trademarks.  Berlex shall not at any time do, cause to be done, or permit any act or thing inconsistent with, contesting or in any way impairing or tending to impair, such ownership.
Berlex acknowledges that nothing in this Agreement shall give
Berlex any right, title or interest in the Trademarks other than the right to use the Trademarks in accordance with this
Agreement.  Berlex agrees that it will not challenge the title or ownership of AM to the Trademarks or attack or contest the
validity of the Trademarks.
               (e)  AM shall register and maintain the Trademarks
as necessary to protect the Trademarks in the United States
during the term of this Agreement, and shall use its Best Efforts to cause the registration and maintenance of the Trademarks in
Canada.  If either Party learns of any unauthorized use of the
Trademarks by others in the Territory, such Party agrees to
promptly notify the other Party of such unauthorized use.
          4.4  Sublicensees.  The licenses granted to Berlex in
this Article 4 shall not be deemed to include any right to
sublicense except to Approved Sublicensees; provided, however, that Berlex shall have the right, (a) without the further consent of AM, to transfer Agent to any Affiliate for marketing and
resale in the Territory; (b) without further consent of AM, to assign the Canadian rights granted in Section 4.1 to an Affiliate and (c) with the prior written consent of AM, to sell the Agent through Approved Sublicensees in such parts of the Territory (if any) where it does not have affiliated sales organizations.
Berlex shall be responsible for the payment of all payments and royalties due and the making of reports under this Agreement by reason of sales of any Agent by its Affiliates and Approved
Sublicensees and their compliance with all applicable terms of this Agreement.
          4.5  Nycomed License.  AM warrants and represents that
it has entered into a cross-license Agreement with Nycomed
Imaging AS/Nycomed Salutar, Inc., dated April 22, 1993 ("Nycomed
License") under which AM has been granted a perpetual, non-
exclusive worldwide license, including the right to sublicense, under Identified and Other Nycomed Patents, as defined therein, for the purpose, inter alia, of making, using and selling the
Agent.  The Nycomed License is terminable by either party solely for material breach of the agreement.  AM's obligations under the
Nycomed License include, among
       18 of 42
others, the payment of royalties, maintenance of confidential information and a covenant not to challenge licensed patent rights. AM agrees to use its Best Efforts to maintain the Nycomed License in full force and effect. Upon execution of this Agreement, and subject to its terms, AM grants Berlex, its Affiliates and Approved Sublicensees, a
royalty-free sublicense under the Nycomed License and such
Identified and Other Nycomed Patents, to exercise all of the rights granted to Berlex by AM under this Agreement and the
Supply Agreement with respect to the Agent in the Territory;
provided however, that the Nycomed License manufacturing  rights granted to Berlex shall be for the limited right to manufacture
Agent as contained in Section 4.1 of the Supply Agreement.  The sublicense granted pursuant to this Section 4.5 shall
automatically terminate upon the termination of the Nycomed
License.
     5.  License Fees.
          5.1  Payments.  In consideration of the licenses
granted pursuant to Article 4, Berlex shall pay to AM in
immediately available United States federal funds an aggregate of ten million dollars ($10,000,000) payable and conditioned as follows:
               (a)  five million dollars ($5,000,000) on the date
of execution of this Agreement by both Parties; and
               (b)  five million dollars ($5,000,000) within ten
(10) days following notice by AM to Berlex that the Approval Date has occurred.
     6.  Disclosure of Project and Other Information.  Each Party
(the "Delivering Party") shall, at the reasonable request of the other Party (the "Receiving Party"), disclose and deliver to such
Qualified Persons as shall be designated by the Receiving Party to the Delivering Party any or all of the Project Information
necessary to enable the Receiving Party to perform its respective
Project.  Each Party shall also promptly furnish to such
Qualified Persons, as it becomes available, all Agent Technology and such additional information and data which it may develop or acquire relating to the Agent and the Agent Technology necessary to enable the other Party to exercise its then existing rights and perform its then existing obligations hereunder, including all information concerning product formulation and information provided to AM by Third Party licensees of the Agent with respect to the Agent (including regulatory filings made by such licensees with applicable regulatory authorities) to the
       19 of 42
extent such disclosure is permitted under the terms of AM's agreements with such Third Parties.  AM agrees that to the extent that disclosure to Berlex of such information provided to AM by Third Party
licensees is not so permitted, AM shall use its Best Efforts to obtain such licensee's consent to such disclosure, or to
otherwise enable Berlex to obtain access to such information
(consistent with AM's agreements with such Third Party).  Each
Party shall also provide the other with all information currently known (or which subsequently becomes known) to it regarding
handling precautions, toxicity, and hazards associated with the
Agent.  Said information shall be provided in written form.  If requested by Berlex, AM shall provide Berlex with the appropriate
Material Safety Data Sheet for the Agent.
          Each Party shall have the right to use the Project
Information and other information referred to in the preceding paragraph that is developed or provided by the other Party only for the purpose of performing its respective Project and its respective obligations hereunder and shall not disclose any
Project Information or other information disclosed to it pursuant to this Section 6, to any other Person, whether or not an
Affiliate, without the express permission of the other Party, except as expressly permitted in Article 7.
     7.  Confidentiality.
          7.1  Confidentiality.  Except as expressly permitted in
this Section 7.1, Berlex shall maintain the confidentiality of all Agent Technology, Project Information, information provided pursuant to Article 6 and other information proprietary to AM
(collectively "AM Confidential Material"), and not disclose any such AM Confidential Material to any Person (including its own employees and agents), other than Qualified Persons who have signed Berlex's standard agreement protecting the confidentiality of Third Party information prior to such disclosure, and shall hold the same in confidence and shall use the same only for the purposes specified herein.  Notwithstanding anything in this
Agreement to the contrary, Berlex may disclose such AM
Confidential Information:  (i) to Affiliates or Approved
Sublicensees on a confidential basis to the extent necessary to enable them to perform the Project (to the extent permitted
pursuant to Article 2) and (ii) to Affiliates or Approved
Sublicensees on a confidential basis to the extent necessary to
       20 of 42
enable them to market (to the extent permitted under Section 4.4)
Agent and perform their regulatory obligations in the Territory;
provided, however, that Berlex shall be responsible for any
failure by any such Affiliate or Approved Sublicensee to
(a) maintain the confidentiality of such information (except as provided in Section 7.2), (b) use it only for such purposes
and/or (c) disclose it only to employees who need to know such information for such purposes and who have previously signed
Berlex's standard agreement, referred to above, or are otherwise bound by obligations substantially similar to those in such
standard agreement, prior to such disclosure.  This Article 7 shall survive termination of this Agreement for any reason for a period of five (5) years.
          7.2.  Exceptions.
               (a)  The obligations of confidentiality and
restrictions on use imposed upon Berlex by Section 7.1 shall not apply to any AM Confidential Information that was:
                    (i)   required to be disclosed by law,
government order, or judicial decree; or
                    (ii)  in the public domain before the date of
this Agreement or subsequently came into the public domain other than through any disclosure or delivery thereof by Berlex; or
                    (iii) lawfully received by Berlex without an
obligation of confidentiality from a source other than AM; or
                    (iv)  disclosed with the prior written
approval of AM.
               (b)  Notwithstanding anything to the contrary
contained in this Agreement, Berlex and its Affiliates and
Approved Sublicensees may disclose or deliver any such AM
Confidential Information to any government agency or official to the extent that such disclosure or delivery is necessary for compliance with any law or regulation in the Territory, or to the extent necessary to obtain marketing approval for the Agent in
Canada.
          7.3  Project Information Disclosed to AM.  AM shall be
obligated to maintain the confidentiality of any Project
Information developed by Berlex and disclosed or delivered to AM by Berlex to the same extent that Berlex is obligated to maintain the confidentiality of Project Information pursuant to
Section 7.1, except that AM may share information on adverse events, and Project Information with the FDA and may share such information, on a confidential basis, with
       21 of 42
Third Party licensees of the Agent if (a) such Third Party licensee, or AM, has provided comparable information developed by or on behalf of, or owned or controlled by, such Third Party licensee, to Berlex, or
(b) such Third Party licensee has agreed to the disclosure of such comparable information to Berlex when it is developed.  Such obligation on the part of AM shall be subject to the same
exceptions and conditions that are applicable to Berlex's
maintenance of the confidentiality of Project Information
pursuant to Section 7.2.
     8.  Patents/Copyrights/Trademarks.  (a) AM shall have the
right, but not the obligation, to file and prosecute such United
States and foreign patent, trademark and copyright applications as AM believes may be useful to protect AM's interest in such item of Agent Technology, Project Information obtained and/or developed exclusively by AM or jointly with Berlex or
Manufacturing Technology at any time during the term of this
Agreement.  AM shall pay all expenses (including reasonable
attorneys' fees) incurred in the filing, prosecution and
maintenance of such patents, trademarks and copyrights.  If AM determines not to file and prosecute such patent, trademark or copyright applications, AM shall notify Berlex and Berlex shall have the right, but not the obligation, to do so at its own
expense.
          (b) Berlex shall have the right, but not the
obligation, to file and prosecute such United States and foreign patent, trademark and copyright applications as Berlex believes may be useful to protect Berlex's interest in the Project
Information obtained and/or developed exclusively by Berlex.
Berlex shall pay all expenses (including reasonable attorneys'
fees) incurred in the filing, prosecution and maintenance of such patents, trademarks and copyrights.  If Berlex determines not to file and prosecute such patent, trademark or copyright
applications, Berlex shall notify AM and AM shall have the right, but not the obligation, to do so at its own expense.
     9.  Infringement Actions.
          9.1  Infringement of Agent Technology or Manufacturing
Technology.  Berlex and AM shall promptly notify each other of any infringement or misappropriation of any patent or proprietary right that forms part of the Agent Technology or Manufacturing
Technology and shall provide each other with any available
evidence of such infringement or misappropriation.  AM shall promptly investigate all
       22 of 42
such alleged infringement or misappropriation and advise Berlex about any action it intends to take within two (2) months of notice from
Berlex or discovery by AM. AM shall have the right, but not the obligation, at its sole cost and expense, to take all reasonable steps necessary to enjoin and prevent such infringement or misappropriation and/or to seek damages as a consequence thereof, including the
institution and maintenance of legal or equitable proceedings;
provided, however that if AM chooses not to enjoin or prevent such infringement or misappropriation, the Minimum Sales
requirement pursuant to Section 11.3 shall be reduced on a dollar for dollar basis up to a maximum of [*CONFIDENTIAL*], for the amount of sales lost by Berlex as a result of such infringement or misappropriation.  If AM determines that it is necessary for
Berlex to join in any such suit, action or proceeding, Berlex shall, at AM's expense, execute all papers and perform such other acts as may be reasonably required and may, at its option, be represented by counsel of its choice.  If AM shall cause Berlex to join in any such suit, action, or proceeding, then AM shall reimburse Berlex for all reasonable expenses (including
reasonable attorneys' fees) incurred in connection with any such suit, action or proceeding, as such expenses are incurred.  If AM lacks standing to bring any such suit, action or proceeding, then
Berlex shall, at the request of AM, do so upon AM's undertaking to indemnify and hold it harmless (to the extent permissible by law) from all consequent liability and to reimburse it for all reasonable expenses (including reasonable attorneys' fees)
incurred in connection therewith, as such expenses are incurred.
Any amount received by AM in or as a result of any proceeding referred to in the third sentence of this paragraph shall be paid, first, to reimburse AM or Berlex for any out-of-pocket expenses incurred in connection with such proceeding, and to reimburse AM for any damages actually suffered by each party as a result of such infringement or misappropriation (other than
consequential or incidental damages, such as loss of profits), and any additional amounts remaining after such application shall be shared equally by Berlex and AM.  Notwithstanding the
foregoing, AM shall not be required to directly or indirectly contest, or intentionally assist in any contest of, any patent or other proprietary right licensed to AM if AM would thereby breach the terms of its license to such patent or other proprietary interest.
       23 of 42
          After evaluating such claims, if AM does not, at its
option, within such period of two (2) months, either bring suit or cause such alleged infringement or misappropriation to cease, then Berlex shall have the right, but not the obligation, to prosecute all substantial claims of infringement or
misappropriation of any of said patents or proprietary rights, at its own expense and for its own benefit, in the name of AM, if necessary, and AM agrees to execute any necessary papers for such suits (at Berlex's expense).  Any amount received by Berlex in or as a result of any such proceeding shall be paid, first, to
reimburse Berlex for any out-of-pocket expenses incurred in
connection with such proceeding, and to reimburse Berlex and AM for any damages actually suffered by each Party as a result of such infringement or misappropriation (other than consequential or incidental damages, such as loss of profits).  Any additional amounts remaining after such application shall be shared equally by Berlex and AM.
          9.2  Infringement of Patents of Third Parties.
               (a)  If, in the Collective Opinion of Patent
Counsel, a patent or patents covering the manufacture, use or sale of Agent should issue or have issued in the United States to a Third Party, and if it should prove in the collective prior judgment of AM and Berlex advisable for either AM or Berlex to obtain a license from such Third Party under such patent or
patents, then if Berlex obtains such license, the Parties agree that fifty percent (50%) of any consideration paid by Berlex therefor, including royalties paid by Berlex pursuant to such license and license fees paid to obtain such license, shall be creditable against the Royalty payments due from it to AM
pursuant to Section 11.2; provided, however, that no royalties paid by Berlex pursuant to any license agreement for the Gordon
Patents shall be creditable against Royalty Payments due from it to AM pursuant to Section 11.2; and provided, further that AM or
Berlex, as the case may be, shall use its respective Best Efforts to enter into any such licensing arrangements on the most
favorable terms then available.  In no event, however, shall the total credit available to Berlex in any fiscal quarter under this paragraph exceed fifty percent (50%) of the total Royalty
payments from Berlex that would have been due to AM for such quarter (prior to giving effect to such credit) pursuant to
Section 11.2 of this Agreement with respect to Agent Net Sales attributable to the United States.  To the extent any
       24 of 42
credit available to Berlex under this Agreement cannot be totally exhausted in any period, the balance of such credit shall be carried forward and used in future periods until it is so
exhausted.  Subject to the conditions set forth in the first six
(6) lines of 9.2(a), if AM shall obtain a license directly from such Third Party (other than the Nycomed License), Berlex shall receive a royalty free sublicense under such license, and Berlex shall, on a quarterly basis, reimburse AM in an amount equal to fifty percent (50%) of AM's cost of obtaining such license,
including any license fees and Royalty payments (excluding such portion, if any, of such cost that is attributable to sales by AM and/or its licensees of products other than the Agent, to sales of the Agent by AM and/or its licensees outside the Territory or to considerations other than the sale of Agent in the Territory).
To the extent that the total payment to AM in any fiscal quarter under the preceding sentence would exceed fifty percent (50%) of the total Royalty payments from Berlex that are due to AM for such quarter pursuant to Section 11.2, such excess amount shall not be payable in that quarter, and shall instead be carried forward and paid quarterly as soon thereafter as is possible without causing the payments by Berlex under this paragraph in any quarter to exceed fifty percent (50%) of the total Royalty payments from Berlex that are due to AM for such quarter pursuant to Section 11.2.
               (b)  Should a Third Party institute a patent
infringement suit against Berlex or an Affiliate thereof in the
United States during the term of this Agreement charging that their manufacture, use or sale of the Agent in the United States infringes one or more United States patents owned by or licensed to such Third Party, except as set forth in paragraph (c) below,
Berlex shall have the right to reduce the Royalty amount payable to AM pursuant to Section 11.2 of this Agreement up to fifty percent (50%) of the amount of reasonable out-of-pocket costs, including legal fees incurred by Berlex, in defending or settling such suit; provided, that AM shall be entitled to control such defense; provided further, that Berlex shall be able to
participate fully in the preparation of such defense and that AM shall make no settlement agreement affecting material rights held by Berlex without the consent of Berlex.  In no event, however, shall the total credit available to Berlex in any fiscal quarter under this paragraph exceed fifty percent (50%) of the total
Royalty payments from Berlex that would have been due to AM for
       25 of 42
such quarter (prior to giving effect to such credit) pursuant to
Section 11.2 of this Agreement with respect to Agent Net Sales attributable to the United States.  To the extent any credit available to Berlex under this Agreement cannot be totally
exhausted in any period, the balance of such credit shall be carried forward and used in future periods until it is so
exhausted.  Such credit shall not include the cost of Berlex's in-
house attorneys' or other Berlex employees' time.  If such Third
Party suit is not successfully defended by Berlex or AM, AM shall indemnify Berlex for fifty percent (50%) of all damages which may be finally awarded against it based upon such patent
infringement.  If a license is negotiated, the payments for such license shall be controlled by the provisions of
paragraph (a) above.
               (c)  Should a Third Party institute a patent
infringement suit against AM, or against AM and Berlex jointly, in the United States based on: (a) any modification or
enhancement of the Agent or of the Agent Technology or
Manufacturing Technology, or (b) the method of the manufacture, finish or use of the Agent; which in either case (a) or (b) is not the result of AM's acts but that of Berlex or its Affiliates or Approved Sublicensees, Berlex shall reimburse AM for fifty percent (50%) of the amount of reasonable out-of-pocket costs, including legal fees incurred by AM, in defending such suit and
AM shall be entitled to control such defense; provided, that
Berlex shall be able to participate fully in the preparation of such defense and that AM shall make no settlement agreement
affecting material rights held by Berlex without the consent of
Berlex.  Such credit shall not include the cost of AM's in-house attorneys' or other AM employees' time.  If such Third Party suit is not successfully defended by Berlex or AM, Berlex shall
indemnify AM for fifty percent (50%) of all damages which may be finally awarded against it based upon patent infringement.  If a license is negotiated, the payments for such license shall be controlled by the provisions of paragraph (a) above.
               (d)  Nothing in this Article shall prevent either
Party, at its own expense, from obtaining any license or other rights from Third Parties it deems appropriate in order to permit the full and unhindered exercise of its rights under this
Agreement.
               (e)  If (i) as a result of any claim made against
either Party during the term of this Agreement or the Supply
       26 of 42
Agreement alleging that the manufacture and sale to Berlex of the
Agent by AM or the manufacture, use or sale of the Agent by Berlex
(in the case of a claim against Berlex) infringes or
misappropriates any patent or any other proprietary right of a
Third Party, a judgment is entered against such Party by a court of competent jurisdiction from which no appeal is taken within the time permitted for appeal, such that AM cannot manufacture the Agent or sell the Agent to Berlex in the United States (in the case of a claim against AM), or that Berlex cannot sell the
Agent in the United States (in the case of a claim against
Berlex), without infringing the patent or other proprietary
rights of such Third Party and (ii) AM and/or Berlex are unable to obtain the license referred to in subsection (a) above within ninety (90) days after such entry of judgment, or such
consideration to be paid to a Third Party for such license would
(x) exceed twenty percent (20%) of Agent Net Sales for the six-
month period ending prior to the time such infringement or
misappropriation complaint is filed in a court of competent
jurisdiction or (y) make the Agent commercially unviable, then either Party shall have the right for thirty (30) days after the expiration of such ninety (90) day period to terminate this
Agreement by written notice to the other Party hereto.
               The provisions of this Section 9.2 set forth the
Parties' only remedies against each other in respect of the
subject matter thereof, absent bad faith or willful misconduct.
In no event shall either Party be liable to the other under this
Article for incidental or consequential damages (including, but not limited to, loss of profits or loss of use damages).
     l0.  Ownership.  AM shall be the sole and exclusive owner of
(a) the Agent Technology, subject to Berlex's rights pursuant to
Article 4 hereof, (b) the Manufacturing Technology, subject to
Berlex's rights pursuant to Section 4.1 of the Supply Agreement, and (c) the Project Information obtained and/or developed
exclusively by AM, subject to Berlex's rights pursuant to
Articles 3 and 4 hereof.  Berlex shall be the sole and exclusive owner of Project Information developed exclusively by Berlex and any Canadian Product Registrations transferred by AM to Berlex pursuant to Section 4.2, and such information may not be used by
AM or licensed by AM to any person without Berlex's consent
except as otherwise provided in Article 3 and Article 7. Project Information obtained and/or
       27 of 42
developed jointly by AM and Berlex shall be deemed owned jointly and severally by them.
     11.  Obligation of AM to Supply Agent.
          11.1 Performance of the Projects.  During the term of
this Agreement, AM agrees to supply Agent to Berlex in accordance with the terms of the Supply Agreement.
          11.2 Payment.  In consideration of the rights granted
hereunder, Berlex shall pay to AM a royalty (the "Royalty") in an amount equal to [*CONFIDENTIAL*] percent [*CONFIDENTIAL*] of
Agent Net Sales, on the terms set forth in subsection 13.1(a);
provided that such Royalty shall be reduced to [*CONFIDENTIAL*]
percent [*CONFIDENTIAL*] if Berlex's license under the Agreement is converted to a non-exclusive license pursuant to Section 11.3 or Section 12.2.  Such Royalty shall be payable as long as AM continues to provide Agent to Berlex pursuant to the Supply
Agreement.  Furthermore, such Royalty shall also be payable as long as Berlex manufactures Agent pursuant to the Supply
Agreement.  Notwithstanding the foregoing, beginning on
January 1, 2010, or, if earlier, on the date that no patent owned or licensed by AM covers the making, using and selling of Agent, the Royalty shall be reduced under this section to an amount equal to [*CONFIDENTIAL*] percent [*CONFIDENTIAL*] of Agent Net
Sales.  No portion of the Royalty shall be attributable to the
Trademarks.
          11.3 Minimum Sales.  For each of the two full twelve-
month periods beginning twelve months after the Agent is first commercially sold in the Territory, the total amount of Agent Net
Sales by Berlex shall not be less than [*CONFIDENTIAL*] dollars
($[*CONFIDENTIAL*] ) ("Minimum Sales").    If such amount is less
than [*CONFIDENTIAL*] dollars ($[*CONFIDENTIAL*] ), AM shall have the right to elect that the license granted under this Agreement be converted to a non-exclusive license. If AM converts the license to a non-exclusive license pursuant to this Section 11.3, Berlex shall not be required to attain any minimum sales requirement or use its Best Efforts to market or sell the Agent in Cleared Countries. If (a) the Approval Date is subsequent to
January 1, 1997; or (b) the economic value of the Agent is significantly decreased as a result of a difference between the NDA as submitted to the FDA by AM (and disclosed to Berlex during its due diligence inquiry) and approved by the FDA, and Berlex has not exercised its right to terminate this
       28 of 42
Agreement pursuant to Section 16.2(d) or (f), then the parties agree to renegotiate in good faith a reduction of said Minimum Sales Amount within thirty (30) days of written notice from Berlex to AM that Berlex seeks such reduction. In the event that AM and Berlex cannot agree within such thirty (30) day period either as to whether a reduction in the Minimum Sales amount is appropriate, or the amount of such reduction, then AM and Berlex further agree to submit the matter or matters in dispute along with their respective proposals to arbitration pursuant to the provisions of
Section 16.4, and the arbitrators shall render a binding decision with regard to which proposal reflects the more equitable outcome. If AM converts the license to a non-exclusive license pursuant to this Section 11.3, Berlex shall not be required to attain any minimum sales requirement or use its Best Efforts to market and sell the Agent in the Cleared Countries. If Berlex's license converts to a non-exclusive license pursuant to this Section, then the royalty rate set forth in Section 11.2 shall be reduced to [*CONFIDENTIAL*] percent [*CONFIDENTIAL*].
          11.4 Minimum Payment Obligations. During any period for which a royalty pursuant to Section 11.2 is calculated pursuant to Section 13.1(a), Berlex's Agent Net Sales for such period shall be deemed to be not less than [*CONFIDENTIAL*] percent [*CONFIDENTIAL*] of its published list price for the wholesaler class of trade multiplied by the number of units of Agent sold. The [*CONFIDENTIAL*] percent
[*CONFIDENTIAL*] standard set forth in the previous sentence shall be renegotiated by the parties in good faith within thirty
(30) days of written notice by Berlex to AM in the event Berlex can demonstrate by clear and convincing evidence that discounting in the United States contrast media market is generally in excess of [*CONFIDENTIAL*] percent [*CONFIDENTIAL*].
     12.  Obligation of Berlex to Market Agent.
          12.1 Marketing Obligation of Berlex. From and after the Approval Date, Berlex shall use its Best Efforts to market and sell the Agent in the Territory. As part of said obligation, Berlex agrees that subject to supply availability from AM, and provided that there are no external impediments to doing so, it will commence the marketing of Agent as soon as practicable, but in any event not more than sixty (60) business days following the Approval Date ("Market Launch Date"). Subsequent to the execution of this Agreement, the
       29 of 42
parties agree to cooperate and coordinate their activities in connection with such Market Launch Date.
          12.2 [*CONFIDENTIAL*] . The foregoing shall not be construed, however, to prohibit AM or Berlex from manufacturing, using, marketing and/or selling any [*CONFIDENTIAL*] , pursuant to license or otherwise, in the Territory. In consideration of AM's obligations hereunder and the grant to Berlex of the licenses set forth in Article 4, in the event that Berlex, or any Affiliate thereof, [*CONFIDENTIAL*] , then Berlex shall be entitled to elect, by written notice to AM during any Election
Period, to convert the licenses granted to it pursuant to Sections 4.1 and 4.2 to non-exclusive licenses.
          If Berlex so elects to convert such licenses to non-exclusive licenses, then (a) such election may not subsequently be rescinded or revoked, (b) with respect to all Agent Net Sales following AM's (or its licensees' or Affiliates') first commercial sale of the Agent in the United States and/or Canada other than to or through Berlex, its Affiliates or Approved
Sublicensees, (i) the Royalty percentage set forth in
Section 11.2 shall be reduced to [*CONFIDENTIAL*] (ii) Berlex shall not be required to attain any minimum sales requirements pursuant to Section 11.3 and shall not be required to use its Best Efforts to market and sell the Agent in the Cleared
Countries, and (c) AM will continue to supply Berlex with Agent pursuant to the Supply Agreement. If AM chooses not to co-promote the Agent with Berlex, AM shall have the right to grant sublicenses in its discretion to Persons to make, have made, use, sell and/or market Agent in the Cleared Countries. If AM chooses to co-promote the Agent, Berlex and AM shall co-promote the Agent and reasonably cooperate with each other in connection with such co-promotion.
          If Berlex has not, during any Election Period, elected to convert the licenses granted to it pursuant to Sections 4.1 and 4.2 to non-exclusive licenses, then Berlex shall pay AM any payments otherwise due to AM under this Agreement, and shall pay within thirty (30) days of the end of each (but not more than four such [*CONFIDENTIAL*] Years) (as defined below) of the successive [*CONFIDENTIAL*] Years following or including such Election Period, an amount equal to (i) [*CONFIDENTIAL*]. Upon making such payment, Berlex shall be deemed to have fulfilled its obligation to use its
       30 of 42
Best Efforts to market and sell the Agent pursuant to this Agreement with respect to the [*CONFIDENTIAL*] Year to which such payment relates, and upon completion of such four year period, Berlex shall no longer be required to use its Best Efforts to market and sell the Agent. No payment by AM shall be due to Berlex if the amount calculated pursuant to (ii) above is greater than the amount calculated pursuant to (i) above. [*CONFIDENTIAL*] .
          If during the term of this Agreement AM manufactures, markets and/or sells any [*CONFIDENTIAL*] , then any minimum sales obligation then in effect pursuant to Section 11.3 shall be terminated as of the date of the commencement of such activity by AM and there shall be no minimum sales obligation for such year or any other year.
          For purposes of this Section 12.2,
"[*CONFIDENTIAL*] Year" shall mean the twelve-month period beginning on the first day of each Election Period except for the periods following (and including) an Election Period in which Berlex shall have elected to convert the licenses granted to it pursuant to Section 4.1 and 4.2 to non-exclusive licenses.
"[*CONFIDENTIAL*] Year Agent Sales" shall mean Agent Net Sales for such [*CONFIDENTIAL*] Year in any Cleared Country in which Berlex, or any Affiliate thereof, shall have marketed
[*CONFIDENTIAL*] (directly or through distributors, agents or licensees) since the Introduction Date. "Base Year Agent Sales" shall mean Agent Net Sales for the last full four calendar quarter periods ending on or before the Introduction Date in any Cleared Country in which Berlex, or any Affiliate thereof, shall have marketed [*CONFIDENTIAL*] (direct or through distributors, agents or licensees) since the Introduction Date.
     13.  Reports and Compliance.
          13.1  Reports and Accounting for Agent.
               (a)  Payments and Monthly Reports for Agent Net
                    Sales.

               Within thirty (30) days after the close of each
calendar quarter after Berlex commences sales of the Agent,
Berlex shall deliver to AM a report containing an accounting to
AM with respect to all Agent Net Sales for such quarter.  Such report shall indicate the amount and calculations of any payments of Royalties due to AM pursuant hereto, and the amount of Agent
Net Sales for each Cleared Country, and shall be accompanied by payment thereof in full
       31 of 42
of such Royalties. If no payment is due for any calendar quarter, Berlex shall so report. Interest on all payments due to AM and not paid by Berlex when due shall accrue at a rate of 12% per annum from the due date. No sales of Agent to any Person shall be counted more than once in the calculation of Agent Net Sales, and no payments under Article 11 shall be payable more than once with respect to any sale of
Agent, i.e., payments due AM with respect to any sale of Agent shall not be cumulative.
               (b)  Annual Reports.  Berlex shall cause to be
delivered to AM, within ninety (90) days after the end of each fiscal year of Berlex, a report certified by an authorized
financial officer of Berlex setting forth the basis upon which payments were calculated hereunder during the preceding fiscal year and the amount of payments payable hereunder during and with respect to such fiscal year.
               (c) Records. Berlex shall keep and maintain in accordance with EEC accounting standards, proper and complete records and books of account with respect to the payments made or due pursuant to Section 11 but no longer than three (3) years after the year in which such Agent Net Sales occurred.  AM shall have the right, upon reasonable prior notice to Berlex, at
reasonable times and at its own expense to examine or to have examined by a certified public accountant or other person
reasonably acceptable to Berlex, pertinent books and records of
Berlex, solely for the purpose of determining the correctness of payments made hereunder.
               (d)  Currency.  All payments and royalties payable
under this Agreement shall be paid in U.S. dollars in immediately available funds to an account designated by AM. Where payments are based on Agent Net Sales in Canada, all payments and
royalties payable under this Agreement shall be paid in Canadian dollars in immediately available funds to an account designated by AM.
          13.2  Compliance with Regulations.
               (a)  Each Party will comply with, and cause any of
their Affiliates performing any of their respective rights or obligations hereunder (and in the case of Berlex, will use its
Best Efforts to cause its Approved Sublicensees) to comply with, all laws and regulations applicable to such rights and
obligations.
               (b)  Berlex agrees to comply with United States
Export Administration regulations in effect from time to time, including the obtaining of any export licenses necessary for the sale
       32 of 42
and distribution of the Agent in the Territory.  Berlex will also maintain the necessary records to comply with United States
Export Administration regulations.  Berlex agrees to indemnify and hold harmless AM from any and all costs and expenses incurred by AM as a result of any breach of this Section 13.2.
               (c)  This Agreement is expressly made subject to
any laws, regulations, orders or other restrictions on the export of technical data or technology which may be imposed from time to time by the government of the United States or of any other
country in the Territory.
     14.  Disclaimers; Indemnity.
          (a)  AM and Berlex hereby acknowledge that the
Disclaimers; Indemnity provision in Article 6 of the Supply
Agreement is incorporated herein by reference and agree to be bound thereby.
           (b) Notwithstanding the foregoing subsection 14(a), in
the event a competent tribunal determines that David D. Stark is a co-inventor or the sole inventor of any AM Patent or otherwise determines that David D. Stark owns or controls property Berlex requires in order to exercise any material part of its marketing rights under this Agreement, in either case, from which no appeal is or can be taken, the following provision shall apply as to the
United States.
          If activities to be carried out by Berlex with respect
to Feridex I.V. pursuant to this Agreement or the Supply
Agreement requires a fee to be paid to or royalty-bearing license from David D. Stark, the entire amounts of such fees and
royalties shall be borne by AM; and if David D. Stark refuses to grant AM or Berlex any license of any kind under such AM Patent and thereby or through other means practically prevents Berlex from selling the Agent as contemplated under the Berlex
Agreements, then Berlex shall have the right to terminate the
Berlex Agreements and require AM to repay any payments made by
Berlex pursuant to Section 5.1(b), if such termination occurs prior to January 1, 1999 and Berlex has not by the time of
termination introduced a Competing Product.
      15.  Representations and Warranties.  The following
 provisions relate to representations and warranties by the
 Parties made in connection with this Agreement and the Supply
 Agreement:
          15.1  By AM.  AM represents and warrants to Berlex as
follows:
       33 of 42
               (a) AM is a corporation duly organized, validly existing, and in good standing under the laws of the state of
Delaware.
               (b)  AM has all necessary corporate power to enter
into and perform its obligations under each of this Agreement and the Supply Agreement and has taken all necessary corporate action under the laws of the state of Delaware and its certificate of incorporation and by-laws to authorize the execution and consummation of this Agreement and the Supply Agreement.
               (c)  AM's performance under and in accordance with
each of this Agreement and the Supply Agreement will not result in a breach of or constitute a default under any contract between
AM and a Third Party, and will not violate any United States statute, rule or governmental regulation applicable to AM.
               (d)  AM is the sole and absolute owner of all of
the Patents listed on Exhibit A and the Trademarks in the United
States or where sought abroad, and has the exclusive right to grant licenses therefor.
               (e)  To the best of AM's knowledge, all the
Patents listed on Exhibit A are in full force and effect and have been maintained to date.
               (f)  AM is not aware of any asserted claims or
demand, or unasserted claim or demand which is likely to be
asserted, and which it believes can be enforced against the
Patents or Trademarks;
               (g)  AM has not entered into any agreement with
any Third Party which is in conflict with the rights granted to
Berlex or the obligations assumed by AM pursuant to either this Agreement or the Supply Agreement.
               (h)  AM is not aware of any asserted claim or
demand, or Third Party unasserted claim or demand which is likely to be asserted which AM considers valid, which would materially affect AM's ability to perform its obligations under either this Agreement or the Supply Agreement.
               Notwithstanding the foregoing, Berlex's sole
remedies if it is alleged or determined that Berlex's exercise of any of its rights hereunder would infringe upon, or conflict with, any patent or other proprietary right of any Third Party shall be as set forth in Section 9.2.
       34 of 42
               15.2  By Berlex.  Berlex represents and warrants
to AM, as follows:
                    (a)  Berlex is a corporation duly organized,
validly existing, and in good standing under the laws of
Delaware.
                    (b)  Berlex has all necessary corporate power
to enter into and perform its obligations under this Agreement and the Supply Agreement and has taken all necessary corporate action under the laws of Delaware and its charter and by-laws to authorize the execution and consummation of each of this
Agreement and the Supply Agreement.
                    (c)  Berlex's performance under and in
accordance with each of this Agreement and the Supply Agreement will not result in a breach of or constitute a default under any contract between Berlex and a Third Party, and will not violate any United States statute, rule or governmental regulation
applicable to Berlex.
                    (d)  Berlex has not entered into any
agreement with any Third Party which is in conflict with the rights granted to AM or the obligations assumed by Berlex
pursuant to this Agreement or the Supply Agreement.
                    (e)  Berlex is not aware of any asserted
claim or demand or Third Party unasserted claim or demand which is likely to be asserted, which Berlex considers valid, and which would materially affect Berlex's ability to perform its
obligations under this Agreement or the Supply Agreement.
     Notwithstanding the foregoing, AM's sole remedies if it is alleged or determined that AM's exercise of any of its rights hereunder would infringe upon, or conflict with, any patent or proprietary right of any Third Party shall be as set forth in
Section 9.2.
     16.  Term and Termination.
          16.1  Term.  This Agreement shall continue in force in
each Cleared Country until January 1, 2010, with rolling
automatic successive renewal periods of an additional five (5)
years, unless notice of non-renewal or termination is given by
Berlex ninety (90) days prior to the commencement of any renewal period, and unless and until terminated pursuant to the
provisions of Section 16.2.
          16.2  Termination Events.  This Agreement may be
terminated:
       35 of 42
               (a)  at any time, by Berlex or AM, in accordance
with and to the extent permitted by the provisions of Section 9.2 hereof;
               (b)  at any time, by Berlex or AM if the other
Party shall materially breach any of the terms, conditions and agreements contained herein to be kept, observed, and performed by it, in which case the non-breaching Party may terminate this Agreement at its option and without prejudice to any of its other legal and equitable rights or remedies except as specifically provided in this Agreement, by giving the Party which committed the breach sixty (60) days written notice, particularly
specifying the breach, unless the notified Party within such sixty (60) days shall have cured the breach;
               (c)  at any time, if any assignment shall be made
by either Party for the benefit of creditors, or if a receiver, trustee in bankruptcy or similar officer shall be appointed to take charge of all of the property of either Party, or if either
Party files a voluntary petition under applicable bankruptcy laws or such a petition is filed against either Party and is not
dismissed within sixty (60) days, the other Party may immediately terminate this Agreement by giving written notice of termination;
(d)  by Berlex, upon thirty (30) days written notice, if the
Approval Letter Date is later than January 1, 1997;
               (e)  by AM or Berlex, upon thirty (30) days
written notice, if either the Cross-License Agreement or the
Supply Agreement has terminated; provided, however, that the notice of termination of this Agreement pursuant to this
subsection must be served on the other party within ninety (90)
days of the termination of the Cross-License Agreement or Supply Agreement, as applicable;
               (f)  by Berlex upon written notice within sixty
(60) days of the Approval Letter Date if in the reasonable
opinion of Berlex the economic value of the Agent is decreased to such an extent as to render it commercially unmarketable in the
United States as a result of differences between the NDA as
submitted to the FDA by AM (and disclosed to Berlex during the due diligence exercise) and approved by the FDA. In the event of termination by Berlex pursuant to this Subsection, the license fee due from Berlex to AM pursuant to Subsection 5.1(b) shall not be due, or if already paid by Berlex shall be refunded by AM.  In the event that AM and Berlex cannot agree as to the applicability of this Subsection within thirty
       36 of 42
(30) days of the receipt by AM of Berlex's termination notice, AM and Berlex agree to submit the matter to arbitration pursuant to
Section 16.4, and the arbitrators shall render a binding decision as to whether this Agreement can or cannot be terminated by Berlex pursuant to this Subsection; or
               (g)  at any time, by AM or Berlex, upon thirty
(30) days written notice, in the event of significant bona fide concerns about the safety or efficacy of the Agent on the part of the chief medical officer of the party terminating the Agreement, such concerns to be set forth in writing and delivered to the other party with the termination notice.  Concerns about safety shall be considered an appropriate basis for termination under this Subsection if the safety profile of the Agent is such that it fails a risk/benefit analysis conducted by physicians
experienced in the use of MRI contrast media.  Concerns about efficacy shall be considered an appropriate basis for termination under this Subsection if physicians experienced in the use of MRI contrast media conclude that the Agent is of little diagnostic value.
          16.3  Effect of Expiration or Termination.
               (a)  Except as otherwise provided in Article 7,
Article 14, or subsections (c) and (d) of this Section 16.3, expiration or termination of this Agreement shall result in the termination of all provisions hereof; provided, that Berlex shall continue to be liable for all license fees and Royalty (with respect to all Agent that has then been sold by Berlex or its
Affiliates or Approved) payments that shall then have accrued.
               (b)  Upon expiration or termination of this
Agreement, Berlex shall return to AM (i) the Agent Technology,
(ii) Product Registrations (iii) the Manufacturing Technology, if
any, in its possession, and (iv) Project Information not
developed by Berlex, or otherwise dispose of such Agent
Technology, Product Registration, Manufacturing Technology or
Project Information as instructed by AM.
               (c)  Upon termination of this Agreement by AM,
Berlex shall have the right to complete the sale of its inventory of the Agent in the Territory; provided, that Berlex's
obligations hereunder to comply with this Agreement and the
Supply Agreement in connection with such completion of sale shall remain in effect; and further provided, that if requested by AM,
Berlex shall negotiate with AM for
       37 of 42
the sale of Berlex's entire inventory of the Agent to AM on terms to be negotiated by the parties at such time.
               (d)  Upon expiration or termination of this
Agreement, neither Party shall have liability to the other Party for damages of any kind solely as a result of the fact of such expiration or termination, whether on account of the loss by
Berlex of present or prospective sales, investments or goodwill arising solely from statutes that relate to termination of
distributors or licensees, and each Party hereby waives any
rights which may be granted to it by such statutes.
          16.4  Arbitration.  Any dispute under Section 11.3 or
16.2(f) shall be exclusively and finally determined by
arbitration in accordance with the Rules of Conciliation and
Arbitration of the American Arbitration Association.  The
arbitration including the rendering of the award, shall take place in Delaware or such other location as the parties may
agree.  In any such arbitration there shall be appointed three
(3)  arbitrators, one (1) appointed by each of the parties and a third arbitrator to act as chairperson who, unless selected by agreement between the other arbitrators within thirty (30) days after the appointment of the second arbitrator, shall be
appointed by the President of the American Arbitration
Association.  If either party fails to appoint an arbitrator within sixty (60) days after the parties agree to arbitration or notice for arbitration has been given, then such appointment shall also be made by the President of the American Arbitration Association. None of the arbitrators shall be affiliated in any way with either of the parties and each arbitrator selected or appointed hereunder shall have experience in the marketing of MRI imaging agents or in the valuation of products in the prescription pharmaceutical industry.  The dispute shall be
submitted to the arbitrators in such manner as they shall deem appropriate, provided that each party shall submit its respective proposal to the arbitrators and the arbitrators shall choose one of the proposals.  The decision of the majority of the
arbitrators, rendered in writing, shall be final and conclusive and binding on the parties.  Each party shall pay its own
expenses in connection with the arbitration, but the compensation and expenses of the arbitrators shall be borne in such manner as may be specified by the decision of the arbitrators.
       38 of 42
     17.  Line Extensions.  If Berlex seeks to develop line
extensions for the Agent, AM agrees it will negotiate in good faith with respect to a manufacturing and supply agreement
(including pricing of same) to support such line extensions.
Berlex shall be entitled, at its option and at its expense, to develop and secure final approval from all appropriate
governmental agencies for commercial marketing in the Territory of all line extensions and new indications for the Agent;
provided, that nothing set forth herein shall (a) entitle Berlex to effect or consent to any modifications to the NDA relating to the Agent or the method of manufacture thereof without the prior written consent of AM; notwithstanding the foregoing, supplements to the NDA for the Agent which relate solely to packaging of the
Agent shall not be deemed to be a modification of the NDA for purposes of this section, or (b) be construed to otherwise expand any of the rights of Berlex or diminish any of the rights of AM hereunder.
     18.  General Provisions.
          18.1 Force Majeure. If either Party is prevented from performing, or is unable to perform, any of its obligations under this Agreement, due to any act of God, fire, casualty, flood, war, strike, lock out, failure of public utilities, injunction or any act, exercise, assertion or requirement of governmental
authority, compliance with any law or government regulation or order, epidemic, destruction of production facilities,
insurrection, inability to procure materials, labor, equipment, transportation or energy sufficient to meet its production or performance needs, or any other cause beyond the reasonable control of the Party invoking this provision, and if such Party shall have used its Best Efforts to avoid such occurrence and minimize its duration and has given prompt written notice to the other Party, then the affected Party's performance shall be
excused and the time for performance shall be extended for the period of delay or ability to perform due to such occurrence;
provided, that in no event shall such extension be for a period in excess of sixty (60) days.  This provision shall not serve to extend the period established in Section 11.3 hereof.
         18.2  Waiver.  The waiver by either Party of a breach or
a default of any provision of this Agreement by the other Party shall not be construed as a waiver of any succeeding breach of the same or any other provisions, nor shall any delay or omission on the part of
       39 of 42
either Party to exercise or avail itself of any right, power or privilege that it has, or may have hereunder, operate as a waiver of any right, power or privilege by such Party.
           18.3   Publicity. Except as required by  or  advisable
under  law,  governmental regulation or judicial  order,  neither
Party  shall  directly or indirectly make any public announcement or  publicity  concerning this Agreement or  the  subject  matter hereof without the prior written consent of the other Party and agreement upon the nature, text and timing of such announcement, which  approval and agreement shall not be unreasonably withheld.
Such approval and agreement shall be deemed to be given if no response is given to the other Party within two working days of receipt of the proposed text from the Party intending to make
such  announcement.   In  the event of a public  announcement  or
publicity not required by law, the Party making such announcement shall use its Best Efforts to provide the other with a copy of the proposed text prior to such announcement, for the purpose of notice and opportunity to comment.
         18.4 Notices. All notices and other communications under this Agreement shall be in writing and shall be delivered by hand or overnight courier service, mailed or sent by telex, graphic scanning or other telegraphic communications equipment of the sending Party, as follows:
          If to AM:
               Advanced Magnetics, Inc.
               725 Concord Avenue
               Cambridge, Massachusetts 02138
               Attention:  President

          with a copy to:
               Testa, Hurwitz & Thibeault
               Exchange Place
               53 State Street
               Boston, Massachusetts 02109
               Attention:  Leslie E. Davis, Esq.

          If to Berlex:
               Berlex Laboratories, Inc.
               110 East Hanover Avenue
               Cedar Knolls, New Jersey 07927
               Attention:  General Manager-Imaging

          with a copy to:
               Berlex Laboratories, Inc.
               110 East Hanover Avenue
               Cedar Knolls, New Jersey 07927
               Attention:  General Counsel

      40 of 42
or to such other address as any Party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall only be effective upon receipt. All notices and other communications given to any Party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt if delivered by hand or overnight courier service or sent by telex, graphic scanning or other telegraphic communications equipment of the sender, or on the date five business days after dispatch by certified or registered mail if mailed, in each case delivered, sent or mailed (properly addressed) to such Party as provided in this
Section 18.4.
          18.5 Entire Agreement. The Berlex Agreements constitute the entire agreement between the parties. No waiver, consent, modification or change of terms of this Agreement shall bind either Party unless in a writing signed by both parties, and then such waiver, consent, modification or change shall be effective only in the specific instance and for the specific purpose given. There are no understandings, agreements, representations or warranties, expressed or implied, not specified herein regarding this Agreement or the subject matter thereof.
          18.6 Headings. Captions and headings contained in this Agreement have been included for ease of reference and convenience and shall not be considered in interpreting or construing this Agreement.
          18.7 Assignment. Neither this Agreement nor any rights granted hereby may be assigned by either Party voluntarily or by operation of law, without the other's prior written consent, and any such attempted assignment shall be null and void. Assignment shall be deemed to include the transfer of substantially all of the assets of, or a majority interest in the voting stock of, either Party, or the merger of either Party with one or more other Persons (except a merger in which the stockholders of such Party prior to the merger constitute the holders of a majority of the capital stock of the surviving entity following the merger).
          18.8 Independent Contractors. No agency, partnership or joint venture is hereby established. Neither Party shall be responsible for the acts or omissions of the other Party.
Neither Berlex nor AM shall enter into, or incur, or hold itself out to Third
       41 of 42
Parties as having authority to enter into or incur on behalf of the other Party any contractual obligations, expenses or liabilities whatsoever.
          18.9 Governing Law. This Agreement shall be deemed to be executed in Delaware and shall be governed by and construed in accordance with the laws of that State, without regard to choice-of-law principles thereof. Both parties agree that any claims asserted by or against either Party arising under this Agreement or related thereto shall be heard and determined exclusively either in the Courts of the United States located in Delaware or in the Courts of the State of Delaware.

          [Remainder of Page Intentionally Left Blank]

       42 of 42
     IN WITNESS WHEREOF, this Agreement has been duly executed as a sealed instrument as of the date specified above.


ADVANCED MAGNETICS, INC.              BERLEX LABORATORIES, INC.


By:_______________________            By:_______________________

Title:____________________            Title:____________________

                               EXHIBIT A
                            Issued Patents
Country        Patent No.                  Issuance Date
U.S.            4,770,183                  9/13/88
U.S.            4,827,945                  5/9/89
U.S.            4,951,675                  8/28/92
U.S.            5,055,288                  10/8/92
U.S.            5,102,652                  4/7/92
U.S.            5,219,554                  6/15/93
U.S.            5,248,492                  9/28/93
Canada          1,301,063                  5/19/92