Form 10-Q
period 1995-06-30
ADVANCED MAGNETICS INC
filed 1995-08-09
CIK 792977

       1 of 16

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of The
     Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 1995

                                  OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of The
     Securities Exchange Act of 1934.

     For the transition period from _______________ to _______________



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


  Registrant's telephone number, including area code: (617) 497-2070


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes __X__    No _____


At August 3, 1995, 6,745,992 shares of registrant's common stock (par value, $.01) were outstanding.






       2 of 16
                       ADVANCED MAGNETICS, INC.
                               FORM 10-Q
                      QUARTER ENDED JUNE 30, 1995



                    PART I.  FINANCIAL INFORMATION



                    Item 1 -- Financial Statements

       3 of 16

                       ADVANCED MAGNETICS, INC.
                             BALANCE SHEET
                 JUNE 30, 1995 AND SEPTEMBER 30, 1994
                              (Unaudited)


              ASSETS                June 30,       September 30,
                                      1995             1994
Current assets:
Cash and cash equivalents        $  3,477,318   $  6,462,193
Marketable securities (Note B)     35,725,442     33,199,085
Accounts receivable                 1,847,773        248,390
Recoverable income taxes              143,617         90,117
Prepaid expenses                      338,381        112,846
 Total current assets              41,532,531     40,112,631

Property, plant and equipment:
Land                                  360,000        360,000
Building                            4,320,766      4,316,706
Laboratory equipment                6,763,656      5,598,456
Furniture and fixtures                514,082        324,453
                                   11,958,504     10,599,615

Less--accumulated depreciation and
 amortization                       4,892,038      4,136,092
Net property, plant and equipment   7,066,466      6,463,523

Other assets                          145,072         96,546
 Total assets                    $ 48,744,069   $ 46,672,700

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                 $    599,210   $    273,385
Accrued expenses                      610,114        947,840
 Total current liabilities          1,209,324      1,221,225

Stockholders' equity:
Preferred stock, par value $.01
 per share, authorized
 2,000,000 shares; none issued            ---            ---
Common stock, par value $.01 per
 share, authorized 15,000,000
 shares; issued and outstanding
 6,741,867 shares at June 30,
 1995 and 6,712,572 shares at
 September 30, 1994                    67,419         67,126
Additional paid-in capital         45,009,586     44,660,834
Retained earnings                   1,996,079        723,515
Unrealized gains on marketable
 securities                           461,661            ---
 Total stockholders' equity        47,534,745     45,451,475

Total liabilities and
 stockholders' equity            $ 48,744,069   $ 46,672,700

The accompanying notes are an integral part of the financial statements.

       4 of 16

                       ADVANCED MAGNETICS, INC.
                        STATEMENT OF OPERATIONS
           FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                        JUNE 30, 1995 AND 1994
                              (Unaudited)

                           Three-Month Period       Nine-Month Period
                             Ended June 30,           Ended June 30,
                            1995        1994         1995        1994
Revenues:
 License fees          $       --- $ 2,500,000  $ 5,000,000 $ 5,505,000
 Royalties                  38,366         ---       38,366      13,461
 Product sales           1,276,172      25,665    2,120,457     226,215
 Interest, dividends
  and net gains and
  losses on sales
  of securities            575,172     535,896    1,695,827   1,422,048
    Total revenues       1,889,710   3,061,561    8,854,650   7,166,724

Cost and expenses:
 Cost of product sales     256,333       5,133      425,187      44,033
 Research and
  development
  expenses               2,578,498   1,671,133    6,158,014   5,020,285
 Credit for purchase
  of in-process
  research and
  development (Note F)         ---         ---     (380,000)        ---
 Selling, general and
  administrative
  expenses                 511,506     576,243    1,299,926   1,520,566
    Total costs and
    expenses             3,346,337   2,252,509    7,503,127   6,584,884

Other income:
 Gain on sale of in-
  vitro product line
  (Note C)                     ---         ---         ---    2,649,580

 Income (loss) before
  provision for
  income taxes          (1,456,627)    809,052   1,351,523    3,231,420
 Provision (benefit)
  for income taxes        (178,500)    (96,500)    196,500        5,500
 Income (loss) before
  cumulative effect
  of accounting
  change                (1,278,127)    905,552   1,155,023    3,225,920

 Cumulative effect of
  accounting change
  (Note B)                     ---         ---     117,540         ---

Net income (loss)      $(1,278,127)$   905,552 $ 1,272,563 $ 3,225,920

Net income (loss) per
 share before
 cumulative effect
 of accounting
 change                $     (0.19)  $    0.13 $     0.17  $      0.47
Cumulative effect of
 accounting change             ---         ---       0.02          ---
Income (loss) per
 share                 $     (0.19)  $    0.13 $     0.19  $      0.47

Weighted average number
 of common and common
 equivalent shares       6,895,251     6,840,411 6,851,389   6,851,370

The accompanying notes are an integral part of the financial statements.

       5 of 16

                       ADVANCED MAGNETICS, INC.
                        STATEMENT OF CASH FLOWS
                   FOR THE NINE-MONTH PERIODS ENDED
                        JUNE 30, 1995 AND 1994
                              (Unaudited)


                                         Nine-Month Periods Ended
                                                 June 30,

                                            1995            1994
Cash flows from operating activities:
Cash received from customers          $  5,961,705   $  5,712,442
Cash paid to suppliers and employees    (6,984,616)    (6,381,265)
Dividends and interest received          1,255,921        846,451
Income taxes paid                         (250,000)      (205,067)
Income tax refund                             ---         622,849
Net realized gains (losses) on sales of
 securities                                 (2,428)       169,696

Net cash provided by (used in)
 operating activities                      (19,418)       765,106

Cash flows from investing activities:
Proceeds from sales of securities          750,000      5,959,534
Proceeds from U.S. Treasury Notes
 maturing                                2,987,638            ---
Purchase of securities                  (5,644,725)   (24,629,610)
Capital expenditures                    (1,358,889)      (680,874)
(Increase) in other assets                 (48,526)       (46,296)

Net cash (used in) investing
 activities                             (3,314,502)   (19,397,246)

Cash flows from financing activities:
Proceeds from issuances of common stock    349,045        462,280
Purchase of treasury stock                     ---       (316,589)

Net cash provided by financing
 activities                                349,045        145,691

Net (decrease) in cash and cash
 equivalents                            (2,984,875)   (18,486,449)
Cash and cash equivalents at beginning
 of the period                           6,462,193     25,837,909

Cash and cash equivalents at end of the
 period                               $  3,477,318   $  7,351,460

The accompanying notes are an integral part of the financial statements.

       6 of 16

                       ADVANCED MAGNETICS, INC.
                     RECONCILIATION OF NET INCOME
             TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                   FOR THE NINE-MONTH PERIODS ENDED
                        JUNE 30, 1995 AND 1994
                              (Unaudited)




                                              Nine-Month Periods
                                                Ended June 30,
                                              1995           1994
Net income                               $ 1,272,563     $ 3,225,920

Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

Cumulative effect of accounting change      (117,540)            ---
Credit for purchase of in-process
 research and development                   (380,000)            ---
Depreciation and amortization                755,946         627,321
Amortization of U.S. Treasury Notes
 Discount                                    (40,070)            ---
(Increase) in accounts receivable         (1,599,383)       (438,135)
(Increase) decrease in prepaid expenses     (225,535)        313,449
(Decrease) increase in accounts payable
 and accrued expenses                        368,101        (313,869)
Gain on sale of in-vitro product line            ---      (2,649,580)
(Increase) in recoverable income taxes       (53,500)            ---

Total adjustments                         (1,291,981)     (2,460,814)

Net cash provided by (used in) operating
 activities                              $   (19,418)    $   765,106

The accompanying notes are an integral part of the financial statements.

       7 of 16
                       ADVANCED MAGNETICS, INC.
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995


A.   Summary of Accounting Policies.

     The balance sheet of Advanced Magnetics, Inc. (the "Company") as of June 30, 1995 and the statement of operations and cash flows for the quarter then ended are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

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

B.   Marketable Securities.

     The cost and market value of the marketable securities portfolio are as follows:

              June 30, 1995    September 30,
                                   1994

Cost          $  35,263,781    $  33,316,625

Market        $  35,725,442    $  33,199,085

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in its first fiscal quarter ended December 31, 1994. Prior period financial statements have not been restated. The Company's current portfolio consists of securities classified as available-for-sales securities at fair market value. At June 30, 1995, net unrealized gains on marketable securities amounted to $461,661 and were recorded as a separate component of equity. The Company recorded a $117,540 unrealized loss on market value of securities in the fiscal year ended September 30, 1994. In the first fiscal quarter ended December 31, 1994, the Company recorded a cumulative effect of the accounting change of $117,540 including the reversal of the reserve for the carrying value of marketable securities. At June 30, 1995, 71% of the Company's portfolio was invested in U. S. Treasury Notes, 6% in corporate bonds, 17% in preferred stocks and 6% in common stocks.

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

       8 of 16
     The provision for income taxes for the fiscal nine-month periods ended June 30, 1995 and 1994 was at a different rate than the U. S. Statutory rate for the following reasons:

                                 Nine-Month Periods
                                   Ended June 30,
                                1995          1994
U. S. Statutory Tax Rate       34.0%          34.0%
State income taxes, net of
 Federal benefit                ---            0.4
Dividend Received Deduction    (5.6)          (8.5)
Amortization of Purchased
 Technology                   (12.9)         (19.7)
Alternative Minimum Tax        13.4            ---
Utilization of Net Operating
 Loss                         (15.8)           ---
Other                           0.3           (5.8)

   Effective Tax Rate          13.4%           0.4%

During the fiscal nine months ended June 30, 1995, the net change in the valuation allowance was a decrease of approximately $498,000. The decrease resulted from the realization of certain net operating loss and purchase technology carryforwards. During the fiscal nine months ended June 30, 1994, the net change in the valuation allowance was a decrease of approximately $582,000. The decrease resulted from the realization of certain operating loss and purchase technology carryforwards which were offset against the gain realization upon sale of the Company's in-vitro product line.

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

F.   Agreements.

     On August 30, 1994, the Company signed an agreement with Bristol-Myers Squibb Co. to reacquire the development and marketing rights to AMI-227 previously licensed to Squibb Diagnostics, a division of Bristol-Myers Squibb Co. ("Squibb"). As part of the transaction, Bristol-Myers Squibb Co. returned to the Company a warrant to purchase 600,000 shares of the Company's common stock, valued at $240,000. The Company agreed to pay Bristol-Myers Squibb Co. $1,000,000 in two cash payments, of which $500,000 was paid on August 30, 1994 and $500,000 was to be paid upon acceptance of 1,200 vials of the AMI-227 suitable for worldwide preclinical and clinical studies. Furthermore, the Company agreed to pay up to $2,750,000 for future royalties based on the Company's sales of AMI-227. In connection with the purchase, the Company recorded a charge of $760,000 in the fourth quarter of fiscal 1994 which represented the value of the purchase of in-process research and development. In the first quarter of fiscal 1995, the Company and Bristol-Myers Squibb Co. agreed that the 1,200 vials of AMI-227 delivered to the Company by Squibb were not acceptable. In addition, they agreed that any future delivery of AMI-227 under the agreement will not be required and that the Company will not be required to make the $500,000 payment. Accordingly, the Company recorded a credit for $380,000 to the purchase of in-process research and development and adjusted the value of the warrant to purchase 600,000 shares of the Company's common stock by $120,000 in the first quarter of fiscal 1995.

       9 of 16
     On February 1, 1995, the Company entered into an agreement with Berlex Laboratories, Inc. ("Berlex") granting Berlex a product license and exclusive marketing rights to the Company's Feridex
I.V. (trademark) magnetic resonance imaging (MRI) contrast agent in the United States and Canada. Under the terms of the agreement, Berlex paid a $5,000,000 non-refundable license fee and will pay an additional $5,000,000 license fee when the product has been approved for commercial marketing in the United States by the U.S. Food and Drug Administration (FDA). In addition, the Company will receive payments for manufacturing the product and royalties on future sales. The Company submitted a New Drug Application (NDA) for
Feridex I.V. to the FDA in February 1994 which was accepted for filing in April 1994.

     On May 9, 1995, the Company entered into a Research and License Agreement with the General Hospital Corporation, a not-for-profit Massachusetts Corporation doing business as Massachusetts General Hospital ("MGH"). The agreement covers organ-specific, receptor-directed, ultrasmall superparamagnetic iron oxide for use as MRI contrast agents. The target organ for the initial collaboration is the pancreas. Minimum payment to MGH under the agreement is $300,000 payable quarterly but payments could exceed this amount depending on milestone achievements and product sales. In the fiscal third quarter ended June 30, 1995, the Company recorded a $75,000 quarterly research and development expense.

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


Results of Operations for the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994.

Revenues

     Total revenues of the Company were $1,889,710 for the third fiscal quarter ended June 30, 1995 compared to $3,061,561 in the third fiscal quarter ended June 30, 1994. The Company's revenues consisted primarily of direct sales of contrast agent products and investment income. The decrease in revenues of $1,171,851 resulted primarily from the absence of license fee revenues in the third fiscal quarter ended June 30, 1995 compared to $2,500,000 in the third fiscal quarter ended June 30, 1994, partially offset by an increase in direct product sales of $1,276,172 compared to direct product sales of $25,665 in the third fiscal quarter ended June 30, 1994.

     The third fiscal quarter of 1994 included a non-refundable license fee of $2,500,000 paid by Sterling Winthrop, Inc., a subsidiary of Eastman Kodak Company ("Sterling"). The fee was a milestone payment for the Company's filing of a New Drug Application
(NDA) with the FDA for the magnetic resonance liver imaging contrast agent Feridex I.V. The Company terminated its marketing and distribution agreement for the Feridex I.V. contrast agent with Sterling on October 6, 1994.

     Product sales for the third fiscal quarter ended June 30, 1995 were $1,276,172 compared to $25,665 for the third fiscal quarter ended June 30, 1994. Product sales consisted primarily of $1,224,842 of Feridex I.V. contrast agent sales to Guerbet S.A., under the name Endorem (registered trademark). Product sales for the third fiscal quarter ended June 30, 1994 were $25,665 resulting from the initial product launch in December 1993 of Lumirem (registered trademark) (ferumoxsil), the Company's gastrointestinal imaging contrast agent in Europe.

     Royalties revenues for the third fiscal quarter ended June 30, 1995 were $38,366 and were paid by Guerbet S.A. on European product sales of the Feridex I.V. imaging contrast agent. There were no royalties revenues for the third fiscal quarter ended June 30, 1994.


       11 of 16
     Interest, dividends and net gains and losses on sales of securities were $575,172 for the third fiscal quarter ended June 30, 1995 compared to $535,896 for the third fiscal quarter ended June 30, 1994. These amounts included an increase from interest and dividends to $575,172 in the third fiscal quarter ended June 30, 1995 from $522,844 in the third fiscal quarter ended June 30, 1994. The increase was primarily a result of an increase in interest revenue from the purchase of United States Treasury notes. There were no sales of securities in the third fiscal quarter ended June 30, 1995. In the third fiscal quarter ended June 30, 1994, there was a net gain on sales of securities of $13,052.

Costs and Expenses

     The cost of product sales for the third fiscal quarter ended June 30, 1995 was $256,333 compared to $5,133 for the third fiscal quarter ended June 30, 1994. The cost of product sales was 20% of sales for both third quarters. The Company produced products for sale on a made-to-order basis only. Research and development expenses for the third fiscal quarter ended June 30, 1995 were $2,578,498, an increase of 54% compared to $1,671,133 for the third fiscal quarter ended June 30, 1994. The increase in research and development expenses was primarily due to expenditures for the Clinical Development Group in the Company's Princeton, New Jersey office, human clinical trials for certain of the Company's development stage products and a $200,000 milestone payment by the Company to Hafslund Nycomed A.S. of Oslo, Norway under an agreement concerning certain patent rights within the superparamagnetic subgroup of MRI contrast agent field. General and administrative expenses for the third fiscal quarter ended June 30, 1995 were $511,506, a decrease of 11% compared to $576,243 for the third fiscal quarter ended June 30, 1994. The decrease was primarily due to a decrease in legal and consulting fees.

Earnings

     For the reasons stated above, there was a net loss of $1,278,127, or $(0.19) per share, for the third fiscal quarter ended June 30, 1995 compared to net income of $905,552, or $0.13 per share, for the third fiscal quarter ended June 30, 1994.


Results of Operations for the Nine Months Ended June 30, 1995 as
Compared to the Nine Months Ended June 30, 1994

Revenues

     Total revenues for the nine-month period ending June 30, 1995 increased 24% to $8,854,650 from $7,166,724 for the nine-month period ended June 30, 1994.

     License fee revenues for the fiscal nine-month period ended June 30, 1995 were $5,000,000 compared to $5,505,000 for the fiscal nine-month period ended June 30, 1994. There was a $5,000,000 payment received on February 1, 1995 from Berlex under an agreement granting Berlex a product license and exclusive marketing rights to the Company's Feridex I.V. MRI contrast agent in the United States and Canada. License fee revenues for the fiscal nine-month period ended June 30, 1994 included a non-refundable license fee of $3,000,000 paid by Squibb Diagnostics and a non-refundable milestone license fee of $2,500,000 paid by Sterling.

     Product sales for the fiscal nine-month period ended June 30, 1995 were $2,120,457 compared to $226,215 for the fiscal nine-month period ended June 30, 1994. Product sales included $2,013,868 of Feridex I.V. contrast agent sales to Guerbet S.A., the Company's European licensee. The product sales for the fiscal nine-month period ended June 30, 1994 were primarily for the launch of Lumirem (registered trademark) (ferumoxsil), the Company's gastrointestinal imaging contrast agent in Europe by Guerbet S.A.


       12 of 16
     Royalties revenues for the fiscal nine-month period ended June 30, 1995 were $38,366 compared to $13,461 for the fiscal nine-month period ended June 30, 1994.

     Interest, dividends and gains and losses on sales of securities resulted in a gain of $1,695,827 in the fiscal nine-month period ended June 30, 1995 compared to a gain of $1,422,048 in the fiscal nine-month period ended June 30, 1994. These amounts include interest and dividend revenues of $1,698,255 for the fiscal nine-month period ended June 30, 1995 compared to $1,252,352 for the fiscal nine-month period ended June 30, 1994. The increase was primarily a result of an increase in interest revenue from the purchase of United States Treasury notes. Net gains (losses) for the sales of marketable securities was a loss of $(2,428) for the fiscal nine-month period ended June 30, 1995 compared to a net gain of $169,696 for the fiscal nine-month period ended June 30, 1994.

Costs and Expenses

     The cost of product sales for the fiscal nine-month period ended June 30, 1995 related primarily to the sale in Europe of Endorem (ferumoxide), the Company's liver imaging contrast agent. The cost of products sales for the fiscal nine-month period ended June 30, 1994 related primarily to the sale in Europe of Lumirem (ferumoxsil), the Company's gastrointestinal imaging contrast agent. The cost of product sales for both nine-month periods was 20% of sales. The Company produced products for sale on a made-to-order basis only. Research and development expenses for the fiscal nine-month period ended June 30, 1995 increased 23% to $6,158,014 from $5,020,285 for the fiscal nine-month period ended June 30, 1994.
The increase in research and development expenses was primarily due to expenditures for the newly formed Clinical Development Group in the Company's Princeton, New Jersey office, human clinical trials for several of the Company's development stage products and a $200,000 milestone payment by the Company to Hafslund Nycomed S.A. of Oslo, Norway. In the first fiscal quarter, the Company and Bristol-Myers Squibb Co. agreed that the 1,200 vials of AMI-227 delivered were not acceptable. In addition, they agreed that any future delivery of AMI-227 under the agreement will not be required and that the Company will not be required to make the $500,000 payment. Accordingly, the Company recorded a credit for $380,000 to the purchase of in-process research and development as well as a $120,000 adjustment to the value of the warrant to purchase 600,000 shares of the Company's common stock. General and administrative expenses for the fiscal nine-month period ended June 30, 1995 of $1,299,926 decreased 15% from $1,520,566 for the fiscal nine-month period ended June 30, 1994. The decrease was primarily due to a decrease in legal and consulting fees.

Other

     In the fiscal nine-month period ended June 30, 1994, the Company recognized a pre-tax gain of $2,649,580 from the sale of its in-vitro product line to PerSeptive Biosystems, Inc. on October 15, 1993.

     The company adopted Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in the first quarter of fiscal 1995. As a result, the Company recorded a cumulative effect for the accounting change of $117,540. Income before the cumulative effect was $1,155,023.

Income Taxes

     The income tax provision for the fiscal nine-month period ended June 30, 1995 was $196,500 or 13.4% of income before taxes. The income tax provision for the fiscal nine-month period ended June 30, 1994 was $5,500 (Note D).

Earnings

     For the reasons stated above, net income for the fiscal nine-month period ended June 30, 1995 was $1,272,563, or $0.19 per share, compared to net income of $3,225,920, or $0.47 per share, for the fiscal nine-month period ended June 30, 1994.

       13 of 16
Liquidity and Capital Resources

     At June 30, 1995, the Company's cash and cash equivalents totaled $3,477,318, representing a decrease of $2,984,875 from cash and cash equivalents at September 30, 1994. Additionally, the Company had marketable securities of $35,725,442 at June 30, 1995 compared to $33,199,085 at September 30, 1994. Cash used in operating activities was $19,418 for the fiscal nine-month period ended June 30, 1995 compared to $765,106 cash provided by operating activities for the fiscal nine-month period ended June 30, 1994.
Cash used in investing activities was $3,314,502 for the fiscal nine-month period ended June 30, 1995 compared to $19,397,246 for the fiscal nine-month period ended June 30, 1994. Cash used in investing activities for the fiscal nine-month period ended June 30, 1995 includes the purchase of United States Treasury notes at a cost of $4,003,516. Cash used in investing activities for the fiscal nine-month period ended June 30, 1994 included the purchase of United States Treasury notes at a cost of $22,290,547. Cash provided by financing activities for the fiscal nine-month period ended June 30, 1995 was $349,045 which resulted from issuance of common stock under employee stock option and purchase plans. Cash used by financing activities for the fiscal nine-month period ended June 30, 1994 was $145,691.

     Capital expenditures for the fiscal nine-month period ended June 30, 1995 were $1,358,889 compared to $680,874 in the fiscal nine-month period ended June 30, 1994. The increase in capital expenditures for the fiscal nine-month period ended June 30, 1995 was primarily attributable to an upgrade in the Company's magnetic resonance imaging equipment and for the expenses associated with the newly formed Clinical Development Group in the Company's Princeton, New Jersey office. The Company has not planned any near term additional acquisitions or major equipment expenditures and believes its available cash and cash equivalents and marketable securities are sufficient to meet its anticipated needs through fiscal 1996.

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







                                     ADVANCED MAGNETICS, INC.


Date  August 9, 1995             By  /s/ Jerome Goldstein
                                     Jerome Goldstein, President,
                                     Treasurer and Chairman of the
                                     Board of Directors


Date  August 9, 1995             By  /s/ Anthony P. Annese
                                     Anthony P. Annese, Vice
                                     President and Principal
                                     Accounting Officer






       16 of 16
                       ADVANCED MAGNETICS, INC.


      Exhibit 11 - Statement Recomputation of Per Share Earnings
       Attached to and made part of Part II of Form 10-Q for the Three-Month and Nine-Month Periods Ended June 30, 1995 and 1994
                              (unaudited)



                          Three-Month Periods      Nine-Month Periods
                            Ended June 30,           Ended June 30,

                           1995        1994         1995        1994
 Weighted average number
  of shares issued and
  outstanding           6,731,245    6,697,203    6,724,384    6,684,084

 Assumed exercise of
  options reduced
  by the number of
  shares which
  could have been
  purchased with
  the proceeds of
  those options           164,006       96,266      127,005      106,937


 Assumed exercise of
  warrants reduced by
  the number of shares
  could have been
  purchased with
  the proceeds of
  those warrants              ---       46,942          ---       60,349

 As adjusted            6,895,251    6,840,411    6,851,389    6,851,370