Form 10-K405
period 1995-09-30
ADVANCED MAGNETICS INC
filed 1995-12-22
CIK 792977

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549
                            _____________________

                                  FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities and Exchange Act of 1934

                  FOR FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                   0-14732
                          (Commission file number)

                          ADVANCED MAGNETICS, INC.
           (Exact name of registrant as specified in its charter)

                Delaware                             4-2742593
        (State of Incorporation)       (IRS employer identification number)

           725 Concord Avenue                           02138
        Cambridge, Massachusetts                     (ZIP Code)
 (Address of principal executive offices)

                               (617) 354-3929
                       (Registrant's telephone number)

         Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                No  _________
               -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant at December 8, 1995 was approximately $135,190,000, based upon the last reported sale price of the Common Stock on The American Stock Exchange. The number of shares of the registrant's Common Stock outstanding at December 8, 1995 was 6,754,328.

     Documents incorporated by reference:

          Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1995 are incorporated by reference into Parts II and IV hereof.

          Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on February 6, 1996 are incorporated by reference into
          Part III hereof.

================================================================================

(TM) = TRADEMARK
 (R) = Registared Mark


                                   PART I

ITEM 1.  BUSINESS:

COMPANY OVERVIEW

        Advanced Magnetics, Inc., a Delaware corporation ("Advanced Magnetics" or the "Company"), develops, manufactures and markets innovative biopharmaceutical products based principally on its proprietary colloidal superparamagnetic particle technology. The Company is targeting two primary product areas: (i) magnetic resonance imaging ("MRI") contrast agents for diagnosis of cancer and other diseases and (ii) a drug delivery system for the delivery of therapeutic agents to the liver. The Company is currently conducting preclinical studies of the delivery of an antiviral agent for the treatment of hepatitis B.

        The MRI contrast agents being developed by the Company are colloidal superparamagnetic formulations designed to enhance images of the abdomen, the liver and the lymphatic system, as well as other systems. In many cases, MRI images made using contrast agents are clearer and permit the identification of smaller abnormalities than images produced by computerized tomography ("CT scanning"), MRI without contrast agents and other imaging techniques. The Company expects to market its contrast agents both directly and through marketing partners.

        The Company has entered into marketing, manufacturing and distribution agreements for its contrast agents with Berlex Laboratories, Inc. ("Berlex") in the United States and Canada, Mallinckrodt Medical, Inc. ("Mallinckrodt"), a division of The Mallinckrodt Group, Inc., in the United States, Guerbet, S.A. ("Guerbet") in Western Europe and Brazil, and Eiken Chemical Co., Ltd. ("Eiken") in Japan.

        The Company's products are at various stages of clinical development in the United States and abroad:

- The Company submitted a New Drug Application ("NDA") to the U.S. Food and
  Drug Administration ("FDA") for Feridex I.V.(TM), the   Company's first
  generation liver contrast agent, in February 1994 which was accepted for filing in April 1994. The Company expects to receive an "approvable" letter from the FDA for the product in the first calendar quarter of 1996. The "approvable" letter is the last official action by the FDA prior to granting a final approval for marketing of a pharmaceutical.

- In fiscal 1993, Guerbet filed a dossier in Europe for Feridex I.V. (sold under the tradename Endorem(TM) in Europe) which was unanimously approved by the European Union's ("EU") Committee for Proprietary Medicinal Products ("CPMP") in September 1994. The product has since been approved for marketing in all EU countries except Italy, Austria and Turkey.

- In March 1994, Eiken filed a new drug application for approval of Feridex I.V. in Japan with the Japanese Ministry of Health (Koseisho). It is presently anticipated by Eiken that approval to market in Japan will be received in 1996.

- In November 1993, the Company submitted an NDA to the FDA for its oral contrast agent GastroMARK[REGISTERED TM] (AMI-121), a product used for marking of the bowel in MRI procedures. This NDA was accepted for filing in January 1994 and is currently being reviewed by the FDA. The Company expects to receive an initial FDA action letter in the first calendar quarter of 1996.

- In fiscal 1993, Guerbet received marketing approval in several European countries, including France, for GastroMARK (sold under the tradename Lumirem[TRADEMARK] in Europe).

- Phase II human clinical trials for Combidex[TRADEMARK] (AMI-227) were completed in the United States in fiscal 1994. In 1995, the Company initiated Phase III U.S. trials for Combidex in imaging of lesions of the liver and spleen, which trials are expected to be completed by the end of 1995. Additional Phase III trials for imaging of lymph nodes and for the use of Combidex as a vascular brightening contrast agent in magnetic resonance angiography
  (MRA) were planned and discussed with the FDA in 1995.  These
  Phase III trials are expected to begin in 1996.

- Phase II clinical trials for Combidex were initiated in Europe in fiscal 1994, and Phase III human trials were initiated in Europe in 1995. Phase I trials are expected to begin in Japan in fiscal 1996.

- The Company is currently conducting preclinical studies of an antiviral agent for the treatment of hepatitis B. A human
  Phase I clinical trial for this product is planned for mid-1996.

     The Company was incorporated in Delaware in 1981.  The
Company's principal executive offices are located at 725 Concord
Avenue, Cambridge, Massachusetts 02138, and its telephone number is (617) 354-3929.

MRI INDUSTRY BACKGROUND

     Diagnostic imaging is an established part of high technology medicine and is routinely used when diagnosis and treatment plans depend on visualizing internal abnormalities and changes in structure. A number of methods exist for viewing the internal structure of the body in order to diagnose disease and injury. These techniques include x-rays, CT scanning, nuclear imaging, ultrasound and MRI. MRI is based on the magnetic properties that certain nuclei in body tissue exhibit when placed in a strong magnetic field. In MRI, the patient is placed inside a tube-shaped magnet and a short radio frequency pulse is applied.
After the pulse is turned off, the nuclei of the patient's cells emit a weak signal in the radio frequency range, which is recorded and analyzed by computer as the nuclei return to equilibrium. The computer then generates a detailed image of the tissue or organ, which may be analyzed by a radiologist in making a diagnosis.

     Contrast agents increase the utility of many diagnostic imaging techniques by making possible clearer distinctions among different organs and types of tissues. The availability of more effective, safer contrast agents has resulted in increased use of diagnostic imaging. The market for contrast agents used in diagnostic imaging has been undergoing sustained and rapid growth, especially in the last five to ten years. MRI, as the newest and most rapidly growing imaging modality, represents a significant growth opportunity as it has the least developed contrast agent market.

     MRI is considered superior to x-ray and CT scanning for the imaging of the brain and spinal column. The Company believes that MRI will be increasingly used for a wider range of applications as additional contrast agents become available to enhance image quality, reduce image analysis time and permit the identification of tumors and other structures that are less readily identifiable using other diagnostic imaging techniques.

TECHNOLOGY

     Advanced Magnetics' core technology is based on its ability to design and manufacture extremely small superparamagnetic iron oxide particles of controlled sizes and with specific bioactive coatings. These coated particles range in size from approximately one-thousandth to approximately one-twentieth the size of a normal red blood cell. When placed in a magnetic field, superparamagnetic iron oxides become strongly magnetic, but do not maintain their magnetism once the field is removed. The Company's proprietary technology and expertise enable it to synthesize, sterilize and stabilize superparamagnetic particles in a manner necessary for their use in pharmaceutical products. The Company's rights to technology are derived from and protected by license agreements, issued patents, patent applications and trade secrets. See "Business - Patents and Trade Secrets."

CONTRAST AGENTS

     The Company is developing intravenous MRI contrast agents for imaging of the liver and the lymphatic system, and the gastrointestinal tract. The Company has chosen to develop liver and lymphatic agents because many common cancers first metastasize to the liver and lymph nodes. Therefore, these products may become important diagnostic elements for the staging of metastatic disease. No MRI contrast agents specifically for the liver and the lymphatic system are currently being marketed anywhere in the world except for Feridex I.V. in Europe.

     The gastrointestinal agent being developed by the Company is intended to improve imaging of abdominal organs by distinguishing between the loops of the bowel and other abdominal organs and structures. GastroMARK is administered orally, and the iron it contains is excreted through the bowel. The Company's other contrast agents are injected into the vascular system. The iron in each injected dose of contrast agent constitutes less than 2% of the average normal body stores of iron for adult women (less than 1% for men) and is ultimately added to normal body stores of iron.

     The following table summarizes potential applications, marketing partners and current United States and foreign status for each of the Company's MRI contrast agents.

                                MRI CONTRAST AGENTS
                                -------------------

IMAGING                                MARKETING             UNITED STATES             FOREIGN
PRODUCT         APPLICATIONS           PARTNERS              STATUS                    STATUS
-------         ------------           --------              ------                    ------

Feridex I.V.,   Diagnosis of liver     Berlex (United        NDA filed in              Unanimously
Endorem         lesions                States and Canada),   February 1994.            approved by EU's
                                       Eiken (Japan), and    Accepted for filing       Committee for
                                       Guerbet (Western      by FDA in April           Proprietary
                                       Europe and Brazil)    1994. "Approvable"        Medicinal
                                                             letter expected in the    Products.
                                                             first calendar quarter    Approved in all
                                                             of 1996.                  EU countries in
                                                                                       Europe except
                                                                                       Italy, Austria and
                                                                                       Turkey.
                                                                                       Marketing has
                                                                                       begun in Europe.
                                                                                       Japanese NDA



                                MRI CONTRAST AGENTS
                                -------------------

IMAGING                                MARKETING             UNITED STATES             FOREIGN
PRODUCT         APPLICATIONS           PARTNERS              STATUS                    STATUS
-------         ------------           --------              ------                    ------

                                                                                       filed in March
                                                                                       1994.  Japanese
                                                                                       approvals
                                                                                       expected in 1996.

GastroMARK,     Marking of the         Guerbet (Western      NDA submitted in          Approved in most
Lumirem (AMI-   bowel in abdominal     Europe and Brazil)    November 1993.            countries in
121)            imaging                and Mallinckrod       Accepted for filing       Europe.
                                       (United States,       by FDA in January         Marketing has
                                       Canada and            1994.  Initial FDA        begun in Europe.
                                       Mexico)               action letter expected
                                                             in the first calendar
                                                             quarter of 1996.

Combidex,       Diagnosis of status    Guerbet (Western      IND submitted in          Phase II trials in
Sinerem(TM)     of lymph nodes,        Europe and Brazil)    February 1992.            Europe in 1994.
(AMI-227)       liver lesions and      and Eiken (Japan)     Phase II trials           European Phase
                blood vessels (in                            completed in 1994.        III testing began
                MRA)                                         Initial Phase III trials  in 1995.  Phase
                                                             expected to be            I/II testing to
                                                             completed in 1995.        begin in Japan in
                                                             Additional Phase III      1996.
                                                             trials expected to
                                                             begin in 1996.


     "Phase I clinical trials" refers to the first phase of human pharmaceutical clinical trials in which testing for the safety and tolerance of the product is conducted on a small group of normal subjects. "Phase II clinical trials" and "Phase III clinical trials" refer to the second and third phases of human clinical trials, where preliminary dosing and efficacy studies are conducted and where additional testing for efficacy and safety is conducted on an expanded patient group. For a further description of the substantial regulatory requirements subsequent to the completion of preclinical testing, see "Business - Government Regulation."

     FERIDEX I.V. LIVER AGENT. Feridex I.V., the Company's first generation liver contrast agent, is injected intravenously and taken up by the Kupffer cells (which are present throughout normal liver tissue) but not by tumors, dramatically enhancing the contrast between them. The liver is a principal site for metastasis of primary cancer originating in other parts of the body, particularly cancer of the colon, the most common cancer in the United States. Diagnosis of metastasis at an early stage can be difficult because small tumors are frequently not accompanied by detectable physical symptoms. Identification of metastatic tumors in the liver has a significant impact on physicians' treatment plans for cancer. The Company believes that Feridex I.V. will allow magnetic resonance images of liver tumors that are smaller than those generally identified with CT scanning, the most widely used technique for liver imaging. The Company believes that if an effective MRI contrast agent were available for imaging the liver, a substantial number of the liver scans now done using CT scanning and other imaging techniques would instead, or also, use MRI.

     The Company submitted an NDA for Feridex I.V. in February 1994 which was accepted for filing in April 1994 and expects to receive an "approvable" letter for the product in the first calendar quarter of 1996. The "approvable" letter is the last official action by the FDA prior to granting a final approval letter for marketing of a pharmaceutical. The product was approved in September 1994 by the EU's Committee for Proprietary Medicinal Products. All the member states of the EU have issued local approvals to market this product except Italy, Austria and Turkey. Marketing of the product has begun in Europe under the tradename Endorem. Eiken filed an application for Japanese regulatory approval early in March 1994. Eiken expects approval in Japan in fiscal 1996. The Company has licensed Feridex I.V. on an exclusive basis to Berlex in the United States and Canada, to Eiken in Japan and to Guerbet in Western Europe and Brazil. See "Business - Licensing and Marketing Arrangements."

     GASTROMARK ORAL CONTRAST AGENT. MRI imaging of organs and tissues in the abdomen without contrast agents is difficult because these organs and tissues cannot be easily distinguished from the loops of the bowel. The Company's GastroMARK oral contrast agent, when ingested, flows through and darkens the image of the loops of the bowel. By more clearly identifying the intestinal loops, GastroMARK improves visualization of adjacent abdominal tissues, including the pancreas, liver, kidneys and pelvis.

     The Company submitted an NDA for GastroMARK with the FDA in November 1993, which application is currently under review by the agency. The Company expects an initial FDA action letter in the first calendar quarter of 1996.

     The Company has granted Mallinckrodt the exclusive right to co-market GastroMARK in the United States, Canada and Mexico. The Company has also licensed the manufacturing and marketing rights to GastroMARK on an exclusive basis to Guerbet in Western Europe and Brazil. Guerbet began receiving governmental approvals in Europe in March 1993. Marketing of the product in Europe has begun under the trade name Lumirem.

     COMBIDEX LYMPHATIC AND BLOOD PERFUSION AGENT. The Company believes that Combidex will be useful in diagnostic imaging of the lymphatic system. The relatively long blood circulation half-life of this product affords it time to be cleared from the blood stream and accumulate in the lymph nodes. Lymph nodes are frequently sites for metastases of different types of cancer, particularly breast cancer, and efficient imaging of lymph nodes would play a significant part in determining courses of treatment. There are currently no available non-invasive methods for effectively detecting tumors in lymph nodes. The long circulating half-life of Combidex also permits its use in analyzing the perfusion, or blood content, of tissues such as the heart and brain. Heart attacks and strokes decrease blood flow in damaged tissue, and the Company believes that Combidex may be useful in delineating the affected area or visualizing areas of vascular constriction.

     Advanced Magnetics has granted exclusive rights to manufacture, market and sell Combidex in Japan to Eiken and an exclusive right to market and sell Combidex in Western Europe and Brazil to Guerbet. Phase II clinical testing was completed in the United States and was initiated in Europe in 1994. Phase III human trials were initiated in the United States and Europe in 1995. Additional Phase III trials for imaging of lymph nodes and for the use of Combidex as a vascular brightening contrast agent in MRA are expected to begin in 1996. Phase I trials will begin in Japan in 1996. See "Business - Licensing and Marketing Arrangements."

     AMI-HS LIVER AGENT. AMI-HS is a second generation MRI liver imaging agent. This agent is directed specifically to hepatocyte cells, which constitute more than 90% of the cells in the liver. The contrast agent consists of a superparamagnetic particle coated with the polysaccharide arabinogalactan, which is taken up by the Asialoglycoprotein ("ASG") receptor found exclusively on healthy hepatocyte cells. Other normal cells in the body, as well as cancer cells and diseased hepatocytes, lack this receptor and therefore cannot localize the agent. This differential uptake enhances contrast between healthy and diseased tissue and could improve the ability of MRI to detect small tumors or lesions in the liver. In December 1994, the Company submitted an IND application to the FDA in order to begin Phase I human clinical testing, which was completed in 1995. At the present time, the Company intends to allocate its resources to developing and marketing other contrast agents.

     OTHER CONTRAST AGENTS UNDER DEVELOPMENT. The Company is developing additional contrast agents. The Company believes that a variety of peptides, antibodies, proteins and polysaccharides may be used to coat its superparamagnetic iron oxide particles and to target them to specific receptors, and is currently researching the use of these substances in new contrast agents. In 1995, the Company entered into an agreement with Massachusetts General Hospital for the development of receptor-directed superparamagnetic contrast agents, with the pancreas being the principal target organ of this initial effort.

HEPATIC DELIVERY SYSTEMS

     The Company's experience in developing receptor-specific MRI contrast agents has led it to pursue opportunities in the delivery and development of receptor-specific therapeutic agents. The Company believes that arabinogalactan, which binds to the ASG receptor found on healthy hepatocytes with high specificity, will prove useful for delivering therapeutic substances to the liver because of its high specificity, low cost and lack of toxicity in the bloodstream. The Company believes that the attachment of therapeutic agents to arabinogalactan can increase the concentration of the agent in the liver and reduce toxic effects of the agent on other organs, including the nervous system, kidneys and bone marrow. AraA, for example, a potent inhibitor of hepatitis B virus replication, is not currently used for the treatment of this disease principally due to its neurotoxicity. The potency and safety of AraA as a therapeutic agent for hepatitis B as tested in animals and in vitro, however, are substantially enhanced when attached to arabinogalactan. The conjugate made by the attachment of AraA to arabinogalactan has shown excellent safety and efficacy in preclinical studies and the Company expects to test it in human beings in 1996.

     The Company believes that the delivery and use enhancements seen when AraA is attached to arabinogalactan may be obtained with other therapeutic agents. The attachment of a variety of therapeutic agents to arabinogalactan is an active area of research and may lead to a series of arabinogalactan-based pharmaceuticals for the treatment of liver disease generally (Hepatitis B, Hepatitis C, and liver cancer). The Company believes it has a strong intellectual property position regarding arabinogalactan. It has received two U.S. patents pertaining to the use of arabinogalactan for the delivery of therapeutic agents and has additional domestic and foreign patent applications pending.

IN VITRO DIAGNOSTIC AND RESEARCH PRODUCTS

     In fiscal 1994, the Company sold substantially all of the assets and business of the Company's non-therapeutic IN VITRO diagnostic reagent, separation and research product lines as well as associated licensing and services (the "In Vitro Product Line") to PerSeptive Biosystems, Inc. ("PerSeptive"). In connection with the sale, PerSeptive assumed certain specified liabilities associated with the In Vitro Product Line and issued 151,759 shares of its Common Stock (the "Acquisition Shares") to the Company at $27.39 per share for a total of $4,156,674. In addition, for fiscal 1995, PerSeptive was required to pay the Company an earn-out payment of $3,404,527, based on a percentage of the revenues derived from the In Vitro Product Line during 1993 and royalties received during PerSeptive's 1995 fiscal year. PerSeptive has elected to pay this earn-out in PerSeptive common stock and the Company expects to receive this payment during fiscal 1996.

     Under a related license agreement, the Company granted to PerSeptive a perpetual, royalty-free license to use certain patents and other intellectual property retained by the Company on an exclusive basis within the non-therapeutic, in vitro diagnostic reagent, separation and research products and services fields, subject to specified, pre-existing licenses.

LICENSING AND MARKETING ARRANGEMENTS

     CONTRAST AGENTS. Advanced Magnetics has entered into various licensing agreements with respect to its MRI contrast agents. These agreements generally provide for the payment of license fees upon execution and, in some cases, when the Company or the licensee achieves specified regulatory milestones. The agreements also provide for royalties based on the licensee's sales. In certain cases, the Company sells active ingredients or finished contrast agents to its licensees for payments based on a percentage of sales. In general, the agreements have terms of more than 10 years, and are generally terminable upon specified events such as non-performance, insolvency or assignment without consent.

     In February 1995, the Company entered into a license and marketing agreement and supply agreement with Berlex Laboratories, Inc. (a subsidiary of Schering A.G., Germany), granting Berlex exclusive marketing rights to Feridex I.V. in the United States and Canada. Under the terms of the agreements, Berlex paid a $5,000,000 license fee on execution of the agreements and agreed to pay an additional $5,000,000 license fee upon receipt by the Company of a New Drug Approval from the FDA. In addition, the Company will receive payments for manufacturing the agent and royalties on future sales of the agent. See "Contrast Agents - Feridex I.V."

     In 1987, the Company entered into a supply and distribution agreement with Guerbet. Under this agreement, Guerbet has been appointed the exclusive distributor of the Company's Feridex I.V. liver contrast agent in Western Europe and Brazil. Guerbet is responsible for conducting clinical trials and securing the necessary regulatory approvals in the countries in its territory. Guerbet paid the Company license fees of $500,000 and is required to pay royalties based on sales. The Company is entitled to receive an additional percentage of Guerbet's sales in return for selling to Guerbet its requirements for the active ingredient used in the liver contrast agent. In 1994, Guerbet informed the Company that it had received approval from the EU's CPMP for Feridex I.V. All of the EU countries except Italy, Austria and Turkey have approved the product for marketing. Sales began in Germany in January 1995.

     In 1990, the Company entered into a manufacturing and distribution agreement for GastroMARK with Mallinckrodt. Under this agreement, Mallinckrodt received the exclusive right to manufacture and co-market GastroMARK in the United States, Canada and Mexico. The Company may also sell the product through its own direct sales personnel. Mallinckrodt has paid $1,350,000 under the contract and has agreed to pay $500,000 on FDA approval of the NDA. Additionally, the Company will receive royalties based on Mallinckrodt's sales. The Company is required to sell to Mallinckrodt its requirements of the active ingredient of GastroMARK. The Company submitted an NDA for GastroMARK in November 1993 which was accepted for filing by the FDA in January 1994. The NDA is currently under active review by the FDA. See "Contrast Agents - GastroMARK Oral Contrast Agent."

     In 1989, the Company entered into a second supply and distribution agreement with Guerbet granting Guerbet an exclusive right in Western Europe and Brazil to manufacture and sell GastroMARK and any future Advanced Magnetics MRI contrast agents that Guerbet decides to market. Under the terms of this second distribution agreement, Guerbet paid the Company a license fee of $700,000. In addition, Guerbet will pay the Company royalties, plus a percentage of net sales, as the purchase price for the active ingredient. The Company is required to sell to Guerbet its requirements for the active ingredient used in the contrast agents. Guerbet surrendered its rights to market AMI-HS in 1995. In fiscal 1993, Guerbet informed the Company that it had received marketing approval in several European countries, including France, for Lumirem, Guerbet's tradename for GastroMARK. Most European countries have now approved this product for marketing, and sales commenced in 1994.

     In 1990, the Company entered into a manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right in Japan to manufacture and distribute GastroMARK and any future Advanced Magnetics MRI contrast agents that Eiken decides to market. Upon execution of this agreement, Eiken paid the Company a license fee of $1,000,000. Additionally, Eiken agreed to pay the Company royalties on sales of all products manufactured by Eiken under the agreement. In 1995, Eiken surrendered its right to develop AMI-HS.

     In 1991, the Company entered into two agreements with Squibb Diagnostics, a division of Bristol Myers Squibb Co. ("Squibb Diagnostics"), covering certain technology and the manufacturing and marketing of AMI-HS and Combidex. The Company and Squibb Diagnostics have terminated these agreements. Under certain circumstances, the Company is obligated to pay Squibb Diagnostics royalties in connection with product sales of AMI-HS and Combidex up to a maximum of $2,000,000 and $2,750,000, respectively.


MANUFACTURING AND SUPPLY ARRANGEMENTS

     The Company's Cambridge, Massachusetts facility is registered with the FDA and is subject to current "Good Manufacturing Practices" as prescribed by the FDA. The Company currently manufactures bulk Feridex I.V. product for sale to Guerbet and has developed the necessary capabilities to manufacture Feridex I.V., finished product for sale to Berlex and GastroMARK bulk product for sale to Guerbet and Mallinckrodt.
The Company also manufactures Combidex for preclinical and clinical testing by Guerbet as well and the Company also expects to utilize contract manufacturers from time to time if appropriate.

COMPETITION AND REIMBURSEMENT

     A number of companies are actively developing MRI contrast agents and several companies are currently marketing FDA-approved MRI contrast agents in the United States. Advanced Magnetics expects to compete in the marketing of MRI contrast agents with companies which manufacture or sell CT contrast media and early stage companies that do not presently market contrast agents.
Many competitors, including
major pharmaceutical companies, have substantially greater financial, marketing and human resources than the Company.
The Company believes that success in the MRI contrast agent market as well as the antiviral therapeutics market will depend in large part on successful development of efficacious products, timely receipt of regulatory approvals and product manufacturing at commercially acceptable costs. There can be no assurance that the Company will be able to compete successfully with its existing competitors or its new competitors.

     The Company's success will also depend on private or governmental insurance reimbursement to patients for use of the products, which cannot be assured.

     There can be no assurance that the Company's proposed products will be successful or that they will not become obsolete as a result of technological advances, including new methods of imaging or new diagnostic tests that do not require imaging for diagnosis of a disease. In addition, new therapeutic agents may be introduced which reduce the incidence of disease and therefore the need for diagnosis. In the area of antiviral therapeutics, competitors may develop more effective or more convenient therapies than the Company's, making the Company's products obsolete or otherwise limited in market potential.

RESEARCH AND DEVELOPMENT

     Advanced Magnetics' future success will depend in part on its ability to commercialize its products currently under development and to develop new products. In May 1995, the Company entered into a sponsored research and license agreement with the General Hospital corporation, a not-for-profit Massachusetts Corporation doing business as Massachusetts General Hospital ("MGH"). The agreement covers organ-specific, receptor-directed, ultrasmall superparamagnetic iron oxides for use as MRI contrast agents. The target organ for the initial collaboration is the pancreas. The Company agreed to pay MGH a minimum of $300,000, but payments could exceed this amount depending on milestone achievements and product sales.

     During the fiscal years ended September 30, 1993, 1994 and 1995, the Company spent $6,863,229, $6,621,929 and $8,601,791, respectively, on research and development on Company products.

PATENTS AND TRADE SECRETS

     The Company's policy is to aggressively protect its competitive technology position by a variety of means, including applying for patents in the United States and in appropriate foreign countries. Advanced Magnetics has been granted twenty-two United States patents and has pending several United States patent applications covering various aspects of the production of magnetic colloids and particles, the composition of particles, the formulation of colloids and certain applications of these colloids and particles. The Company has filed counterpart patent applications in several foreign countries. Although the Company believes that further patents will be issued on pending applications, no assurance to this effect can be given. One of the Company's patents is the subject of an interference proceeding in the U.S. Patent Office. The Company does not believe that the resolution of this interference proceeding will be material to its business. Moreover, in May 1993, the Company entered into a patent cross licensing agreement covering MRI patents with Nycomed Imaging A.S. of Oslo, Norway and in February 1995, the Company entered into a patent cross licensing agreement covering MRI patents with Schering AG, Germany. With these cross licensing agreements in place, the Company knows of no intellectual property impediments to the Company or its licensees manufacturing and marketing MRI contrast agents. There can be no assurance, however, that others will not develop or assert rights to technology that would negatively impact the Company's and its licensees' ability to manufacture and market MRI contrast agents or that any other licenses necessary to the Company would be available on favorable terms or at all.

     The Company has received a U.S. patent covering the use of arabinogalactan as a delivery system for therapy agents and has received a notice of allowance for two other therapeutic agent patents. Additional therapeutic applications are pending but there is no assurance that any additional patents will issue to the Company.

     The Company also intends to rely on its trade secrets to maintain and develop its commercial position. Although the Company seeks to protect its proprietary information, there can be no assurance that others will not either independently develop the same or similar information, obtain unauthorized access to the Company's proprietary information or misuse information to which the Company has granted access.

GOVERNMENT REGULATION

     Manufacturers of clinical diagnostic products intended for human IN VIVO use and therapeutic pharmaceuticals are subject to regulation by the FDA and similar agencies of foreign countries. The MRI contrast agents under development are classified as pharmaceutical agents and are regulated by the Division of Medical Imaging of the FDA. The approval process for both contrast agents and any therapeutic agent developed, such as the Company's receptor-specific drug delivery system for the targeting of antiviral drugs to the liver for the treatment of hepatitis B, involves extensive preclinical work with animals, submission of an IND exemption, clinical trials in three phases with FDA review at each stage, submission of an NDA, extensive FDA review, and final approval for marketing. The process takes several years and there can be no assurance of receiving final approval. To date, no MRI contrast agent based on magnetic particles has been approved by the FDA.

     Both before and after approval is obtained, a product, its manufacturer, and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the approval process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or NDA holder. In addition, later discovery of previously unknown problems may result in restrictions on such product, manufacturer, or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

     Even after initial FDA approval has been obtained, further studies, including post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA will require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, labeling or manufacturing facilities, an NDA supplement may be required to be submitted to the FDA.

     The Company's operations are subject to regulation by a variety of other governmental agencies. The Company possesses a By-product Materials License from the Nuclear Regulatory Commission ("NRC") for receipt, possession, manufacturing, and distribution of radioactive materials. The Company holds Registration Certificates from the United States Drug Enforcement Administration and the Commonwealth of Massachusetts Department of Public Health for handling controlled substances. The Company is registered with the United States Environmental Protection Agency ("EPA") as a generator of hazardous waste. All hazardous waste disposal must be made in accordance with EPA and NRC requirements. The Company is subject to the regulations of the Occupational Safety and Health Act and has in effect a safety program to assure compliance with these regulations. To date, the Company has not experienced any significant problems in complying with these regulations.

MAJOR CUSTOMERS

     For the fiscal year ended September 30, 1995, approximately 75% of total revenues were derived from two major customers:
Berlex (52%) and Guerbet (23%). Revenues in fiscal 1995, 1994 and 1993, from customers and licensees outside of the United States, principally in Europe and Japan, amounted to 23%, 3% and 16%, respectively, of the Company's total revenues.

HUMAN RESOURCES

     As of December 8, 1995, the Company had 62 full-time employees, 53 of whom were engaged in research and development. The Company's future success depends in part on its ability to recruit and retain talented and trained scientific personnel. The Company has been successful to date in obtaining such personnel, but there can be no assurance that such success will continue.

     None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be excellent.

ITEM 2.   PROPERTIES:

PROPERTIES

     The Company's principal pharmaceutical manufacturing and research and development operations are located in a modern Company-owned building of approximately 25,000 square feet in Cambridge, Massachusetts, which includes a recently completed 3,800 square-feet expansion. The Company has leased two additional premises in Cambridge of approximately 18,000 total square feet to be used for manufacturing, warehousing and executive office space. In addition, the Company has leased premises of approximately 5,200 square feet in Princeton, New Jersey used by the Company's Clinical Development Group as a general business, sales and administrative office. The Company believes these facilities are adequate for its current and anticipated short-term needs.

ITEM 3.  LEGAL PROCEEDINGS:

     The Company and certain of its officers were sued in an action entitled DAVID D. STARK, M.D. V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN, AND LEE JOSEPHSON, Civil Action No. 92-12157-WGY, in the United States District Court for the District of Massachusetts on September 3, 1992. The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on certain of the Company's patents and on pending applications, and seeks injunctive relief and unspecified damages. In addition, the complaint also alleges state law claims for breach of contract, breach of good faith and fair dealing, breach of implied contract, misappropriation of trade secrets, conversion, negligent misrepresentation, misrepresentation, unjust enrichment, and unfair trade practices. The case has been administratively closed, subject to being reopened upon motion of either party. While the outcome of the action cannot be determined, the Company believes the action is without merit, and intends to defend the action vigorously if it is reopened.

     The Company and certain of its officers were sued in DAVID
D. STARK V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN AND LEE JOSEPHSON, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves the claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment, and unfair trade practices that were originally dismissed by, but later remanded to, the Federal Court in the above-mentioned action, as well as a new count alleging tortious interference with contractual or advantageous relations. On August 29, 1994, the Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. On March 7, 1995, the Superior Court granted the parties' joint motion for partial stay and essentially stayed the action pending resolution of the parallel federal action described above. While the outcome of the action cannot be determined, the Company believes the action is without merit, and intends to defend the action vigorously.

     Except as described above, the Company knows of no material litigation or proceeding, pending or threatened, to which the Company may become a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 1995.

                             PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS:

     The information set forth under the caption "Price Range of Common Stock" on page 13 of the Company's 1995 Annual Report to
Stockholders, which appears as Exhibit 13.1, is incorporated herein by reference.

     On December 8, 1995 there were approximately
302 shareholders of record. The Company believes that the number of beneficial holders of Common Stock exceeds 2,300. The last reported sale price of the Common Stock on December 8, 1995 was $25.125 per share. The Company has never declared or paid a cash dividend on its capital stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA:

     The information set forth under the caption "Selected
Consolidated Financial Data" on page 14 of the Company's 1995
Annual Report to Stockholders, which appears as Exhibit 13.1, is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULT OF OPERATIONS:

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 18 of the Company's 1995 Annual Report to Stockholders, which appears as Exhibit 13.1, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The Independent Auditors' Report and the consolidated financial statements for the Company set forth on pages 19 through 31 of the Company's 1995 Annual Report to Stockholders, which appears as Exhibit 13.1, are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE:

     Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information required by this item, with respect to the directors of the registrant, is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 6, 1996, to be filed with the Commission not later than 120 days after the close of the fiscal year ended September 30, 1995, in the table under the caption "Election of Directors."

The executive officers of the Registrant are as follows:

     Jerome Goldstein, 56, is a founder of the Company and has been Chairman of the Board of Directors, President and Treasurer since the Company's organization in November 1981. Mr. Goldstein is also a director of Matritech, Inc. Mr. Goldstein was a co-founder of Clinical Assays, Inc., serving from 1972 to 1980 as Vice President and then as President. Mr. Goldstein is the brother of Leslie Goldstein, a director of the Company, and husband of Marlene Kaplan Goldstein.

     Lee Josephson, 50, is a founder of the Company and has been employed as Senior Vice President-Research since November 1990. From December 1985 until November 1990, Dr. Josephson was Vice President-Research of the Company and from December 1981 until December 1985, he was a Senior Scientist of the Company.

     Jerome M. Lewis, 46, joined the Company in April 1986 as a
Senior Scientist and has been Vice President - Scientific
Operations since February 1991. Prior to April 1986, Dr. Lewis was employed as a senior scientist by Petroferm Ltd., a biotechnology company.

     Anthony P. Annese, 66, joined the Company in December 1987 as Vice President - Finance. Prior to December 1987, Mr. Annese was Controller of the Clinical Assays Division of Baxter
International, Inc.

     Paula M. Jacobs, 51, joined the Company in January 1986 as
Vice President - Development. From 1981 to 1986, Dr. Jacobs was employed at Seragen, Inc., first as Production Manager and later as General Manager of the Research Products Division.

     Leonard M. Baum, 42, joined the Company in October 1994 as
Senior Vice President. From 1986 to 1994, Mr. Baum was employed as Senior Director, Worldwide Regulatory Affairs/Drug Safety by
Squibb Diagnostics.

     Mark C. Roessel, 45, joined the Company in January 1982 as Director of Regulatory Affairs and has been Vice President - Regulatory Affairs since January 1995. Prior to January 1982, Mr. Roessel was Compliance Manager of the Clinical Assay Division of Baxter International, Inc.

     Marlene Kaplan Goldstein is a founder of the Company and has been Secretary of the Company since the Company's organization in November 1981.

ITEM 11.  EXECUTIVE COMPENSATION:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 6, 1996, to be filed with the Commission not later than 120 days after the close of the fiscal year ended September 30, 1995, under the captions "Compensation of Directors" and "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 6, 1996, to be filed with the Commission not later than 120 days after the close of the fiscal year ended September 30, 1995, in the tables under the captions "Principal Stockholders" and "Election of Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Not applicable.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K:

(a)  The following documents are filed as part of this Annual
     Report on Form 10-K:

     1. CONSOLIDATED FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and Independent Auditors' Report are incorporated in Item 8 of this report by reference to the Company's 1995 Annual Report to Stockholders.

     Report of Independent Accountants
     Consolidated Balance Sheets at September 30, 1995
          and 1994
     Consolidated Statements of Operations for the Years
          Ended September 30, 1995, 1994 and 1993
     Consolidated Statements of Stockholders' Equity for
          the Years Ended September 30, 1995, 1994 and 1993
     Consolidated Statements of Cash Flows for the Years
          Ended September 30, 1995, 1994 and 1993
     Notes to Consolidated Financial Statements


     2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.
Consolidated financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

     3 (a).    The exhibits listed in the Exhibit Index
     immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

     3 (b).    Reports on Form 8-K:  No reports on Form 8-K were
     filed by the Company during the fiscal quarter ended
     September 30, 1995.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ADVANCED MAGNETICS, INC.

                                 By:  /s/ Jerome Goldstein
                                      ---------------------------------------
                                      Jerome Goldstein, Chairman of the Board
                                      of Directors, President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                         Title                                         Date
           ----                         -----                                         ----

/s/ Jerome Goldstein            Chairman of the Board of                        December 22, 1995
----------------------------    Directors, President and Treasurer
Jerome Goldstein                (principal executive and financial officer)


/s/ Anthony P. Annese           Vice President-Finance                          December 22, 1995
----------------------------    (principal accounting officer)
Anthony P. Annese

/s/ Thomas Coor                 Director                                        December 22, 1995
----------------------------
Thomas Coor


/s/ Leslie Goldstein            Director                                        December 22, 1995
----------------------------
Leslie Goldstein


/s/ Richard L. McIntire         Director                                        December 22, 1995
----------------------------
Richard L. McIntire


/s/ Edward B. Roberts           Director                                        December 22, 1995
----------------------------
Edward B. Roberts


/s/Roger E. Travis              Director                                        December 22, 1995
----------------------------
Roger E. Travis


/s/ George M. Whitesides        Director                                        December 22, 1995
----------------------------
George M. Whitesides



                          EXHIBIT INDEX

Exhibit
Number                  Description                                                     Page
-------                 -----------                                                     ----

   3.1(1)    Certificate of Incorporation of the Company, as amended.

   3.2(2)    By-Laws of the Company, as amended.

   10.1(6)   1983 Stock Option Plan of the Company, as amended on
             November 13, 1990.

   10.2(7)   1987 Employee Stock Purchase Plan.

   10.3(7)   1992 Employee Stock Purchase Plan.

   10.4(7)   1992 Non-Employee Director Stock Option Plan.

   10.5(9)   1993 Stock Plan.

   10.6(9)   1993 Non-Employee Director Stock Option Plan.

   10.7(3)   Technology Agreement dated January 21, 1983 between the
             Company and Corning Glass Works (now Ciba Corning Diagnostics
             Corp.) (confidential treatment previously granted).

   10.8(2)   Agreements between the Company and ML Technology Ventures,
             L.P. dated as of March 23, 1987 (confidential treatment previously granted).

   10.9(2)   Clinical Testing, Supply and Marketing Agreement between the
             Company and Guerbet, S.A. dated May 22, 1987 (confidential treatment previously granted).

   10.10(4)  Clinical Testing, Supply and Marketing Agreement between the
             Company and Eiken Chemical Co., Ltd., dated August 30, 1988
             (confidential treatment previously granted).

   10.11(5)  Contrast Agent Agreement dated between the Company and Guerbet,
             S.A. dated September 29, 1989 (confidential treatment previously granted).

   10.12(6)  Contrast Agent Agreement between the Company and Eiken
             Chemical Co., Ltd. dated March 27, 1990 (confidential treatment previously granted).

   10.13(6) Amendment to Clinical Testing, Supply and Marketing Agreement between the Company and Eiken Chemical Co., Ltd., dated
             September 29, 1990 (confidential treatment previously granted).


   10.14(6)  License, Supply and Marketing Agreement between the Company and
             Mallinckrodt Medical, Inc., dated June 28, 1990 (confidential treatment previously granted).

   10.15(6)  Agreement of Amendment between the Company and ML
             Technology Ventures, L.P. dated as of June 28, 1990.

   10.16(7)  Technology License Agreement between the Company and Squibb
             Diagnostics, dated February 5, 1991 (confidential treatment previously granted).

   10.17(7)  AMI-227 License Agreement between the Company and Squibb
             Diagnostics, dated February 5, 1991 (confidential treatment previously granted).

   10.18(7)  AMI-HS License Agreement between the Company and Squibb
             Diagnostics, dated February 5, 1991 (confidential treatment previously granted).

   10.19(7)  Warrant Purchase Agreement between the Company and Squibb
             Diagnostics, dated February 11, 1991.

   10.20(7)  Purchase Agreement between the Company and ML Technology
             Ventures, L.P., dated July 23, 1991.

   10.21(7)  Agreement of Amendment to Clinical Testing, Supply and
             Marketing Agreement between the Company and Guerbet, S.A., dated
             August 13, 1990.

   10.22(8) Asset Purchase Agreement dated as of October 15, 1993 by and between the Company and PerSeptive Biosystems, Inc.

   10.23(10) License, Supply and Marketing Agreement dated September 27, 1993 between the Company and Sterling (confidential treatment previously granted).

   10.24(10) Termination Agreement dated November 8, 1993 between the
             Company and Squibb Diagnostics (confidential treatment previously granted).

   10.25(10) Amendment to License Agreement dated November 8, 1993 between the Company and Squibb Diagnostics (confidential treatment previously granted).

   10.26(11) Termination Agreement dated August 30, 1994 between the Company and Bristol-Myers Squibb Co.

   10.27(12) License and marketing agreement between the Company and Berlex
             Laboratories, Inc. dated as of February 1, 1995.


  10.28 (12)    Supply Agreement between the Company and Berlex Laboratories,
                Inc. dated as of February 1, 1995.

  11.1          Computation of earnings per share.

  13.1          1994 Annual Report

  23.1          Consent of Coopers & Lybrand L.L.P., independent accountants.

___________________

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 33-13953).

(2)     Incorporated herein by reference to the exhibits to the Company's
        Annual Report on Form 10-K for the fiscal year ended September 30, 1987.

(3) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-5312).

(4)     Incorporated herein by reference to the exhibits to the Company's
        Annual Report on Form 10-K for the fiscal year ended September 30, 1988.

(5)     Incorporated herein by reference to the exhibits to the Company's
        Annual Report on Form 10-K for the fiscal year ended September 30, 1989.

(6)     Incorporated herein by reference to the exhibits to the Company's
        Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(7)     Incorporated herein by reference to the exhibits to the Company's
        Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

(8) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated October 15, 1993.

(9) Incorporated herein by reference to the exhibits to the Company's definitive proxy statement for the fiscal year ended September 30, 1992.

(10) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 1993.

(11) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, for the fiscal year ended September 30, 1994.

(12) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1994.