Form 10-K405/A
period 1995-09-30
ADVANCED MAGNETICS INC
filed 1996-01-11
CIK 792977

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549
                            _____________________

                                  FORM 10-K/A

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

  27            Financial Data Schedule*
___________________

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


   *    Filed herewith
                                      -20-