Form 10-Q
period 1995-12-31
ADVANCED MAGNETICS INC
filed 1996-02-14
CIK 792977

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

     For the quarterly period ended        December 31, 1995
                                    ---------------------------------

                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

     For the transition period from                 to
                                    ----------------   ---------------


                          Commission File #0-14732

                          ADVANCED MAGNETICS, INC.
           (Exact name of registrant as specified in its charter)



         Delaware                                         04-2742593
(State or other jurisdiction                     (IRS Employer Incorporation or
      of organization)                                  Identification No.)



                              725 Concord Avenue
                             Cambridge, MA 02138
                  (Address of principal executive offices)


     Registrant's telephone number, including area code: (617) 354-3929


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



Yes    X    No
    ------     ------



At February 7, 1996, 6,765,332 shares of registrant's common stock (par value, $.01) were outstanding.

                          ADVANCED MAGNETICS, INC.

                                  FORM 10-Q

                       QUARTER ENDED DECEMBER 31, 1995



                       PART I.  FINANCIAL INFORMATION



                       Item 1 -- Financial Statements


                          ADVANCED MAGNETICS, INC.
                                BALANCE SHEET
                  DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                                 (Unaudited)
                                  ---------
                                                            December 31,    September 30,
ASSETS                                                      ------------    -------------
------                                                          1995             1995
                                                                ----             ----
Current assets:
Cash and cash equivalents.............................       $ 2,525,965      $ 1,066,419
Marketable securities (Note B)........................        37,690,764       36,561,263
Accounts receivable...................................         1,253,735        5,884,542
Recoverable income taxes..............................            90,117           90,117
Inventories...........................................            81,368           55,567
Prepaid expenses......................................            68,994           99,342
                                                             -----------      -----------

  Total current assets................................        41,710,943       43,757,250
                                                             -----------      -----------

Property, plant and equipment:
Land..................................................           360,000          360,000
Buildings.............................................         4,320,766        4,320,766
Laboratory equipment..................................         7,061,149        6,886,813
Furniture and fixtures................................           523,653          516,418
                                                             -----------      -----------
                                                              12,265,568       12,083,997

Less--accumulated depreciation and amortization.......         5,406,700        5,143,097
                                                             -----------      -----------
Net property, plant and equipment.....................         6,858,868        6,940,900
                                                             -----------      -----------

Other assets..........................................           145,072          145,072
                                                             -----------      -----------

  Total assets........................................       $48,714,883      $50,843,222
                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
Accounts payable......................................       $   556,865      $   407,998
Accrued expenses......................................           637,923        1,214,152
Income taxes payable..................................           130,000          150,000
                                                             -----------      -----------
  Total current liabilities...........................         1,324,788        1,772,150
                                                             -----------      -----------

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
  2,000,000 shares; none issued........................              ---              ---
Common stock, par value $.01 per share,
  authorized 15,000,000 shares; issued and
  outstanding 6,762,226 shares at December 31, 1995
  and 6,753,413 shares at September 30, 1995...........           67,622           67,534
Additional paid-in capital.............................       45,164,561       45,093,972
Retained earnings......................................        1,111,832        3,036,517
Unrealized gains on marketable securities (Note B).....        1,046,080          873,049
                                                             -----------      -----------

  Total stockholders' equity...........................       47,390,095       49,071,072
                                                             -----------      -----------

Total liabilities and stockholders' equity.............      $48,714,883      $50,843,222
                                                             ===========      ===========


The accompanying notes are an integral part of the financial statements.


                                                     ADVANCED MAGNETICS, INC.
                                          STATEMENT OF OPERATIONS FOR THE QUARTERS ENDED
                                                    DECEMBER 31, 1995 AND 1994
                                                            (Unaudited)
                                                             ---------


                                                                     First Quarter Ended December 31,
                                                                     --------------------------------
                                                                             1995                1994
                                                                             ----                ----
Revenues:
  Royalties...............................................            $    75,000          $      ---
  Product sales...........................................                    ---              55,259
  Interest, dividends and net gains and losses on sales of
    securities............................................                451,859             681,986
                                                                      -----------          ----------
      Total revenues......................................                526,859             737,245
                                                                      -----------          ----------
Cost and expenses:
  Cost of product sold....................................                    ---              11,050
  Research and development expenses.......................              2,160,560           1,597,847
  Credit for purchase of in-process research and
    development...........................................                    ---            (380,000)
Selling, general and administrative expenses..............                290,984             315,890
                                                                      -----------          ----------
  Total costs and expenses................................              2,451,544           1,544,787
                                                                      -----------          ----------
(Loss) before provision for income taxes and cumulative
  effect of accounting change.............................             (1,924,685)           (807,542)
Provision for income taxes................................                    ---                 ---
                                                                      -----------          ----------
(Loss) before cumulative effect of accounting change......             (1,924,685)           (807,542)
                                                                      -----------          ----------
Cumulative effect of accounting change....................                    ---             117,540
                                                                      -----------          ----------
Net (loss)................................................            $(1,924,685)         $ (690,002)
                                                                      ============         ==========
Net (loss) per share before cumulative effect of
  accounting change.......................................            $     (0.28)         $    (0.12)
Cumulative effect of accounting change....................                    ---                0.02
                                                                      -----------          ----------
(Loss) per share..........................................            $     (0.28)         $    (0.10)
                                                                      ============         ==========
Weighted average number of common and common
  equivalent shares.......................................              6,756,072           6,717,520
                                                                      ============         ==========

The accompanying notes are an integral part of the financial statements.


                           ADVANCED MAGNETICS, INC.
                STATEMENT OF OPERATIONS FOR THE QUARTERS ENDED
                          DECEMBER 31, 1995 AND 1994
                                 (Unaudited)
                                  ---------


                                            First Quarter Ended December 31,
                                            --------------------------------
                                                   1995            1994
                                                   ----            ----

Cash flows from operating activities:
Cash received from customers................    $ 1,270,438     $    54,546
Cash paid to suppliers and employees........     (2,079,507)     (1,436,854)
Dividends and interest received.............        413,838         182,077
Net realized (losses) on sales of marketable
  securities................................        (14,701)            ---
Income taxes paid...........................        (20,000)            ---
                                                -----------     -----------

Net cash (used in) operating activities            (429,932)     (1,200,231)
                                                -----------     -----------

Cash flows from investing activities:
Purchase of securities......................     (1,450,162)       (452,003)
Capital expenditures........................       (181,571)       (495,300)
Proceeds from sale of marketable securities.      2,450,534             ---
Proceeds from notes and bonds maturing......      1,000,000             ---
                                                -----------     -----------

Net cash provided by (used in) investing
  activities................................      1,818,801        (947,303)
                                                -----------     -----------

Cash flows from financing activities:
Proceeds from issuances of common stock.....         70,677          70,054
                                                -----------     -----------

Net cash provided by financing activities...         70,677          70,054
                                                -----------     -----------

Net increase (decrease) in cash and cash
  equivalents...............................      1,459,546      (2,077,480)

Cash and cash equivalents at beginning of the
  quarter...................................      1,066,419       6,462,193
                                                -----------     -----------

Cash and cash equivalents at end of the
  quarter...................................    $ 2,525,965     $ 4,384,713
                                                ===========     ===========

The accompanying notes are an integral part of the financial statements.



                           ADVANCED MAGNETICS, INC.
                         RECONCILIATIONS OF NET INCOME
                 TO NET CASH PROVIDED BY OPERATING ACTIVITIES
               FOR THE QUARTERS ENDED DECEMBER 31, 1995 AND 1994
                                  (Unaudited)
                                  -----------


                                              First Quarter Ended December 31,
                                              --------------------------------

                                                   1995             1994
                                                   ----             ----

Net income (loss)............................... $(1,924,685)   $  (690,002)
                                                 -----------    -----------

Adjustments to reconcile net income to net cash
   (used in) operating activities:

   Cumulative effect of accounting change.......         ---       (117,540)
   Credit for purchase of in-process research and
     development................................         ---       (380,000)
   Depreciation and amortization................     263,603        232,666
   (Increase) decrease in accounts receivable...   1,150,328       (500,622)
   (Increase) decrease in prepaid expenses......      30,348        (13,204)
   Increase in accounts payable and accrued
     expenses...................................     103,887        268,471
   (Decrease) in income taxes payable...........     (20,000)           ---
   Increase in inventories......................     (25,801)           ---
   Accretion of U. S. Treasury Notes discount...      (7,612)           ---
                                                  ----------    -----------

     Total adjustments..........................   1,494,753       (510,229)
                                                  ----------    -----------
Net cash (used in) operating activities.........  $ (429,932)   $(1,200,231)
                                                  ==========    ===========


The accompanying notes are an integral part of the financial statements.

                           ADVANCED MAGNETICS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1995


A.      SUMMARY OF ACCOUNTING POLICIES.

Business

        Founded in November 1981, Advanced Magnetics, Inc., a Delaware Corporation (the "Company"), is a biopharmaceutical company engaged in the development and manufacture of compounds utilizing the Company's core proprietary colloidal superparamagnetic particle technology and core polysaccharide technology for magnetic resonance imaging ("MRI") and for polysaccharide directed, receptor-mediated drug delivery systems. The initial products developed by the Company are diagnostic imaging agents for use in conjunction with MRI to aid in the diagnosis of cancer and other diseases. In therapeutics, the Company is developing antiviral products for the treatment of hepatitis B.

        The balance sheet of the Company as of December 31, 1995 and the statement of operations and cash flows for the quarter then ended are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1995.

B.      MARKETABLE SECURITIES.

        The cost and market value of the Company's marketable securities portfolio are as follows:
                                             December 31, 1995                September 30, 1995
                                          ------------------------         ----------------------
                                          Cost           Fair Value        Cost        Fair Value
                                          ----           ----------        ----        ----------
U.S. government securities
  Due in one year or less              $ 8,500,336      $ 8,495,140     $ 9,501,365   $ 9,476,430
  Due after one through five years      14,878,048       14,976,600      14,869,406    14,737,500

Corporate debt
  Due after five through ten years       1,980,040        1,983,250       1,980,040     2,002,500

Preferred stock                          6,612,052        6,571,046       6,116,668     5,740,023

Common Stock                             4,674,208        5,664,728       3,220,735     4,604,810
                                       -----------      -----------     -----------   -----------

                                       $36,644,684      $37,690,764     $35,688,214   $36,561,263
                                       ===========      ===========     ===========   ===========


        Common stock investment represents 55% invested in the common stock of one company.

C.      INCOME TAX

        There was no income tax provision for the first fiscal quarters ended December 31, 1995 and 1994 due to an operating loss in each quarter.

D.      LEGAL PROCEEDINGS

        The Company and certain of its officers were sued in an action in the United States District Court for the District of Massachusetts on September 3, 1992. The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on certain of the Company's patents and on pending applications, and seeks injunctive relief and unspecified monetary damages. The plaintiff filed a related case in the Superior Court of the Commonwealth of Massachusetts. The Superior Court has dismissed most of the claims on summary judgment. While the final outcome of these actions cannot be determined, the Company believes that the plaintiff's claims are without merit and intends to defend the actions vigorously.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        Since its inception in November 1981, Advanced Magnetics, Inc., ("the Company") has focused its efforts on developing its core magnetic particle technology for in-vitro and in-vivo diagnostics. In recent years, efforts have focused on the development of magnetic resonance imaging (MRI) contrast agents as well as the Company's core polysaccharide technology for the delivery of antiviral therapeutics. The Company has funded its operations with cash from license fees, royalties, sales of its products, fees from contract research performed for third parties, the proceeds of financings and income earned on invested cash. The Company's ultimate success in the marketing of diagnostic and therapeutic products will depend, in part, on the Company's ability to successfully develop, test, produce and market its products; obtain the necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplaces.

        The Company's operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: the timing of payments from corporate partners and research grants; the introduction of new products by the Company; the timing and size of orders from the Company's customers; and the general level of acceptance of the Company's products. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and there can be no assurance that the Company will achieve profitability or that revenue growth will occur in the future.

        A substantial portion of the Company's expenses consists of research and development expenses. The Company expects its research and development expenses to increase as it funds additional clinical trials and associated toxicology and pharmacology studies and as it devotes resources to developing additional contrast agents and new therapeutic drugs.

        The discussion in this Item 2 contains some forward looking statements which involve certain risks and uncertainties, including statements related to expenditures on research and development, liquidity and capital resources and capital expenditures.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1995 AS COMPARED TO
----------------------------------------------------------------------------
THE QUARTER ENDED DECEMBER 31, 1994.
------------------------------------

REVENUES

        Total revenues for the first fiscal quarter ended December 31, 1995 decreased 29% to $526,859 from $737,245 for the first fiscal quarter ended December 31, 1994. The Company's revenues historically consist primarily of license fees, royalties on product sold by licensees, direct sales of products and investment income. The decrease in revenues compared to the first fiscal quarter ended December 31, 1994 resulted primarily from the absence of product sales and a reduction in interest and dividend income earned on investments and was partially offset by an increase in revenue from royalties.

        Royalties for the first fiscal quarter ended December 31, 1995 were $75,000 and were paid by Guerbet S.A. on European product sales of the Company's Feridex I.V.[TM] and GastroMARK[R] MRI contrast agents. There were no royalties for the first fiscal quarter ended December 31, 1994.

        There were no products shipped during the first fiscal quarter ended December 31, 1995 compared to $55,259 shipped in the comparable prior fiscal year period.

        Interest, dividends and gains and losses on sales of securities resulted in revenues of $451,859 for the first fiscal quarter ended December 31, 1995 compared to $681,986 for the first fiscal quarter ended December 31, 1994.
Interest, dividends and net gains (losses) on sales of securities consist of the following:
                                                First Fiscal Quarter Ended December 31,
                                                ---------------------------------------
                                                        1995                1994
                                                ---------------------------------------
                Interest income                       $345,687            $425,850
                Dividend income                        120,873             256,136
                Net gains on sales of securities       (14,701)                 -0-
                                                      --------            --------
                                                      $451,859            $681,986
                                                      ========            ========

        Interest income for the first fiscal quarter ended December 31, 1995 was $80,163 less than the first fiscal quarter ended December 31, 1994 primarily due to a reduction of funds invested in money market accounts.

        Dividend income for the first fiscal quarter ended December 31, 1995 was $135,263 less than the first fiscal quarter ended December 31, 1994 primarily due to a reduction of funds invested in dividend paying preferred stocks. There were no sales of securities in the first fiscal quarter ended December 31, 1994.

COSTS AND EXPENSES

        Research and development expenses for the first fiscal quarter ended December 31, 1995 increased 35% to $2,160,560 from $1,597,847 for the first fiscal quarter ended December 31, 1994. The increase is primarily a result of costs associated with Phase III human clinical trials for the Company's Combidex[TM] contrast agent for use in imaging lymph nodes, liver, spleen and blood vessels. The first fiscal quarter ended December 31, 1994 reflected a $380,000 credit for the reversal of the purchase of in-process research and development expenses that were expensed in the fiscal year ended September 30, 1994 as part of the Company's Combidex transaction with Squibb Diagnostics, a division of Bristol-Myers Squibb Co. Selling, general and administrative expenses decreased 8% to $290,984 for the first fiscal quarter ended December 31, 1995 from $315,890 for the first fiscal quarter ended December 31, 1994. The decrease is primarily due to a decrease in legal and consulting fees.

        The Company incurred no costs of product sold for the first fiscal quarter ended December 31, 1995 compared to $11,050 for the first fiscal quarter ended December 31, 1994.

OTHER

        The Company adopted Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the first fiscal quarter ended December 31, 1994. As a result, the Company recorded a cumulative effect for the accounting change of $117,540. There was a loss before the cumulative effect for the accounting change of $807,542 for the first fiscal quarter ended December 31, 1994.

INCOME TAXES

        There was no income tax provision for the first fiscal quarters ended December 31, 1995 and 1994 due to an operating loss in each quarter.

EARNINGS

        For the reasons stated above, there was a net loss of $1,924,685 or $0.28 per share for the first fiscal quarter ended December 31, 1995 compared to a net loss of $690,002 or $0.10 per share for the first fiscal quarter ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1995, the Company's cash and cash equivalents totaled $2,525,965, representing an increase of $1,459,546 from cash and cash equivalents at September 30, 1995. In addition, the Company had marketable securities of $37,690,764 at December 31, 1995. Net cash used in operating activities was $429,932 in the first fiscal quarter ended December 31, 1995 compared to net cash used in operating activities of $1,200,231 in the first fiscal quarter ended December 31, 1994. Cash used in operating activities for the first fiscal quarter ended December 31, 1995 was less than the cash used in operating activities for the first fiscal quarter ended December 31, 1994 due primarily to the collection of accounts receivable of $1,150,328, offset by an increase in the net loss for the quarter. Cash provided by investing activities was $1,818,801 for the first fiscal quarter ended December 31, 1995 compared to $947,303 used in investing activities in the first fiscal quarter ended December 31, 1994. Cash provided by investing activities in the first fiscal quarter ended December 31, 1995 included the proceeds of $2,450,534 from the sale of marketable securities and proceeds from a $1,000,000 matured United States Treasury Note. Offsetting these proceeds was the purchase of marketable securities of $1,450,162 in the first fiscal quarter ended December 31, 1995. Cash provided by financing activities for the first fiscal quarter ended December 31, 1995 and 1994 was $70,677 and $70,054 respectively, which resulted from the issuance of common stock.

        Capital expenditures in the first fiscal quarter ended December 31, 1995 were $181,571 compared to $495,300 in the first fiscal quarter ended December 31, 1994. Capital expenditures in the first fiscal quarter ended December 31, 1994 included an upgrade to the Company's magnetic resonance imaging equipment and furnishings and equipment associated with the establishment of the Clinical Development Group in the Company's Princeton, New Jersey office. The Company has no current commitment for any significant expenditures on property, plant and equipment. The Company expects that expenditures for research and development for the remainder of fiscal 1996 will continue to increase due to human clinical trials for the Company's development stage contrast agents and antiviral hepatitis therapeutics.

        On October 15, 1993, the Company sold its in-vitro product line to PerSeptive Biosystems, Inc. ("PerSeptive") for $4,156,674 in PerSeptive's common stock, plus an earn-out based on PerSeptive`s fiscal 1995 in-vitro product line revenues. The Company recognized a pre-tax gain of $2,649,580 in the first fiscal quarter of 1994. The Company was advised by PerSeptive that the earn-out value was $3,404,527 and, accordingly, the company recognized a related pre-tax gain and receivable of $3,404,527 in the fourth fiscal quarter of 1995. On December 20, 1995, PerSeptive delivered as payment to the Company, 378,080 shares of PerSeptive common stock which is included in investments at December 31, 1995.


        Management believes that funds for future needs can be generated from existing cash balances, cash generated from investing activities and cash generated from operations. In addition, the Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debit financing or to enter into corporate partnering arrangements. There can be no assurance, however, that such funding will be available on terms acceptable to the Company, if at all.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        Statement regarding computation of Per Share Earnings is filed in Part II, Exhibit 11, of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                ADVANCED MAGNETICS, INC.


Date   February 14, 1996     By  /s/ Jerome Goldstein
     ----------------------     ------------------------------------------------
                                Jerome Goldstein, President,
                                Treasurer and Chairman of the Board of Directors




Date   February 14, 1996     By  /s/ Anthony P. Annese
     ----------------------     ------------------------------------------------
                                Anthony P. Annese, Vice President
                                and Principal Accounting Officer