Form 10-Q
period 1996-03-31
ADVANCED MAGNETICS INC
filed 1996-05-14
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

      For the quarterly period ended            March 31, 1996
                                     ---------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

      For the transition period from_________________to_______________



                            Commission File #0-14732

                            ADVANCED MAGNETICS, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                        04-2742593
 (State or other jurisdiction of                 (IRS Employer Incorporation or
          organization)                                Identification No.)


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


Yes  x      No
   -----      -----


At March 6, 1996, 6,771,080 shares of registrant's common stock (par value, $.01) were outstanding.

                            ADVANCED MAGNETICS, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1996



                          PART I. FINANCIAL INFORMATION



                         Item 1 -- Financial Statements

                            ADVANCED MAGNETICS, INC.

                                       BALANCE SHEET
                           MARCH 31, 1996 AND SEPTEMBER 30, 1995
                                        (Unaudited)
                                         ---------


                    ASSETS                                   March 31,        September 30,
                    -----                                   -----------       -------------
                                                                1996               1995
                                                                ----               ----

Current assets:
Cash and cash equivalents ...........................       $13,628,343        $ 1,066,419

Marketable securities (Note B) ......................        24,347,483         36,561,263

Accounts receivable .................................           601,047          5,884,542
Recoverable income taxes ............................            90,117             90,117
Inventories .........................................           103,230             55,567
Prepaid expenses ....................................           225,241             99,342
                                                            -----------        -----------
  Total current assets ..............................        38,995,461         43,757,250
                                                            -----------        -----------

Property, plant and equipment:
Land ................................................           360,000            360,000
Building ............................................         4,320,766          4,320,766
Laboratory equipment ................................         7,177,027          6,886,813
Furniture and fixtures ..............................           548,434            516,418
                                                            -----------        -----------
                                                             12,406,227         12,083,997

Less--accumulated depreciation and amortization .....         5,656,796          5,143,097
                                                            -----------        -----------
Net property, plant and equipment ...................         6,749,431          6,904,900
                                                            -----------        -----------

Other assets ........................................           145,072            145,072
                                                            -----------        -----------
  Total assets ......................................       $45,889,964        $50,843,222
                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
Accounts payable ....................................       $   341,940        $   407,998
Accrued expenses ....................................           503,477          1,214,152
Income taxes payable ................................           130,000            150,000
                                                            -----------        -----------
  Total current liabilities .........................           975,417          1,772,150
                                                            -----------        -----------

Stockholders' equity:
Preferred stock, par value $.01 per share,
   authorized 2,000,000 shares; none issued .........                --                 --

Common stock, par value $.01 per share,
   authorized 15,000,000 shares; issued and
   outstanding 6,767,080 shares at March 31, 1996
   and 6,753,413 shares at September 30, 1995 .......            67,671             67,534

Additional paid-in capital ..........................        45,204,486         45,093,972
Retained earnings (deficit) .........................        (1,326,382)         3,036,517
Unrealized gains on marketable securities (Note B) ..           968,772            873,049
                                                            -----------        -----------
  Total stockholders' equity ........................        44,914,547         49,071,072
                                                            -----------        -----------

Total liabilities and stockholders' equity ..........       $45,889,964        $50,843,222
                                                            ===========        ===========


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                                            STATEMENT OF OPERATIONS
                                FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
                                            MARCH 31, 1996 AND 1995
                                                  (Unaudited)
                                                   ---------

                                            Three-Month Period Ended March 31,   Six-Month Period Ended March 31,
                                            ----------------------------------   --------------------------------
                                                  1996              1995             1996               1995
                                                  ----              ----             ----               ----

Revenues:
   License fees ......................       $        --        $5,000,000        $        --        $5,000,000

   Royalties .........................            75,000                --            150,000                --
   Product sales .....................            12,762           789,026             12,762           844,285
   Interest, dividends and net gains
     and losses on sales of
     securities ......................           388,307           438,669            840,166         1,120,655
                                             -----------        ----------        -----------        ----------
        Total revenues ...............           476,069         6,227,695          1,002,928         6,964,940
                                             -----------        ----------        -----------        ----------

Cost and expenses:
   Cost of product sales .............             2,550           157,804              2,550           168,854
   Research and development
     expenses ........................          2,516,746         1,968,069          4,677,306         3,579,516
   Credit for purchase of in-process
     research and development ........                --                --                 --          (380,000)
   Selling, general and administrative
     expenses ........................           394,986           472,530            685,971           788,420
                                             -----------        ----------        -----------        ----------
        Total costs and expenses .....         2,914,282         2,598,403          5,365,827         4,156,790
                                             -----------        ----------        -----------        ----------

   Income (loss) before provision for
      income taxes ...................        (2,438,213)        3,629,292         (4,362,899)        2,808,150
   Provision for income taxes ........                --           375,000                 --           375,000
                                             -----------        ----------        -----------        ----------
   Income (loss) before cumulative
      effect of accounting change ....        (2,438,213)        3,254,292         (4,362,899)        2,433,150


   Cumulative effect of accounting
     change ..........................                --                --                 --           117,540
                                             -----------        ----------        -----------        ----------

Net income (loss) ....................       $(2,438,213)       $3,254,292        $(4,362,899)       $2,550,690
                                             ===========        ==========        ===========        ==========

Net income (loss) per share before
     cumulative effect of accounting
     change ..........................       $     (0.36)       $     0.48        $     (0.65)       $     0.36

Cumulative effect of accounting
     change ..........................                --                --                 --              0.01
                                             -----------        ----------        -----------        ----------
Income (loss) per share ..............       $     (0.36)       $     0.48        $     (0.65)       $     0.37
                                             -----------        ----------        -----------        ----------

Weighted average number of common
     and common equivalent shares ....         6,765,007         6,835,370          6,760,299         6,828,497
                                             -----------        ----------        -----------        ----------


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                                 STATEMENT OF CASH FLOWS
                             FOR THE SIX-MONTH PERIODS ENDED
                                 MARCH 31, 1996 AND 1995
                                       (Unaudited)
                                        ---------



                                                               Six-Month Periods Ended
                                                                      March 31,
                                                           -------------------------------
                                                               1996               1995
                                                               ----               ----
Cash flows from operating activities:
Cash received from customers .......................       $ 1,277,472        $ 5,112,799
Cash paid to suppliers and employees ...............        (5,347,094)        (4,080,707)
Dividends and interest received ....................         1,016,834          1,045,310
Income taxes paid ..................................           (20,000)                --
Net realized gains (losses) on sales of
  securities .......................................           (41,973)            (2,428)
                                                           -----------        -----------

Net cash provided by (used in) operating
  activities .......................................        (3,114,761)         2,074,974
                                                           -----------        -----------

Cash flows from investing activities:
Proceeds from sales of securities ..................         7,651,237            750,000
Purchase of securities .............................        (1,559,320)        (4,455,519)
Capital expenditures ...............................          (322,230)          (798,268)
Proceeds from notes and bonds maturing .............         9,796,348                 --
                                                           -----------        -----------

Net cash provided by (used in) investing
  activities .......................................        15,566,035         (4,503,787)
                                                           -----------        -----------

Cash flow from financing activities:
Proceeds from issuances of common stock ............           110,650             82,113
                                                           -----------        -----------

Net cash provided by financing activities ..........           110,650             82,113
                                                           -----------        -----------

Net increase (decrease) in cash and cash
  equivalents ......................................        12,561,924         (2,346,700)

Cash and cash equivalents at beginning of the
  period ...........................................         1,066,419          6,462,193
                                                           -----------        -----------

Cash and cash equivalents at end of the period .....       $13,628,343        $ 4,115,493
                                                           ===========        ===========


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                                   RECONCILIATION OF NET INCOME
                           TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                                 FOR THE SIX-MONTH PERIODS ENDED
                                     MARCH 31, 1996 AND 1995
                                           (Unaudited)
                                            ---------





                                                                         Six-Month Periods
                                                                          Ended March 31,
                                                                   -----------------------------
                                                                       1996              1995
                                                                       ----              ----

Net income .................................................       $(4,362,899)       $2,550,690
                                                                   -----------        ----------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Cumulative effect of accounting change .....................                --          (117,540)
Credit for purchase of in-process research and
    development ............................................                --          (380,000)
Depreciation and amortization ..............................           513,699           481,483
(Increase) decrease in accounts receivable .................         1,263,862          (784,336)
(Increase) in prepaid expenses .............................          (125,899)         (191,040)
(Decrease) increase in accounts payable and accrued
    expenses ...............................................          (321,436)          165,641
Increase (decrease) in income taxes payable ................           (20,000)          375,000
(Increase) in inventories ..................................           (47,663)               --
Accretion of U. S. Treasury Notes discount .................           (14,425)          (24,924)
                                                                   -----------        ----------

Total adjustments ..........................................         1,248,138          (475,716)
                                                                   -----------        ----------

Net cash provided by (used in) operating activities ........       $(3,114,761)       $2,074,974
                                                                   ===========        ==========


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


A.    SUMMARY OF ACCOUNTING POLICIES.

      BUSINESS
      --------

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

      The balance sheet of the Company as of March 31, 1996 and the statement of operations and cash flows for the quarter then ended are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

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

B.    MARKETABLE SECURITIES.

      The cost and market value of the Company's marketable securities portfolio are as follows:

                                                    March 31, 1996                   September 30, 1995
                                            -----------------------------       -----------------------------
                                                Cost           Fair Value          Cost            Fair Value
                                            -----------       -----------       -----------       -----------

U. S. government securities
     Due in one year or less                $        --       $        --       $ 9,501,365       $ 9,476,430
     Due after one through five years        14,885,196        14,800,800        14,869,406        14,737,500

Corporate debt
     Due after five through ten years         1,415,140         1,487,700         1,980,040         2,002,500

Preferred stock                               3,389,815         3,404,100         6,116,668         5,740,023

Common stock                                  3,688,560         4,654,883         3,220,735         4,604,810
                                            -----------       -----------       -----------       -----------
                                            $23,378,711       $24,347,483       $35,688,214       $36,561,263
                                            ===========       ===========       ===========       ===========

C.    INCOME TAX

      There was no income tax provision for the six-month period ended March 31, 1996 due to an operating loss for the period. The provision for income taxes for the six-month period ended March 31, 1995 was at a rate of 13.4% of operating income.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Since its inception in November 1981, the Company has focused its efforts on developing its core superparamagnetic iron oxide particle technology. In recent years, the Company's efforts have been focused primarily on the development of MRI contrast agents and, to a lesser extent, on the development of a drug delivery platform that targets therapeutics to the liver. The Company has funded its operations with cash from license fees, royalties, sales of its products, the proceeds of financings, income earned on invested cash and fees from contract research performed for third parties. The Company's long-term viability and growth will depend on the successful commercialization of products resulting from its research activities. Among other things, successful commercialization of the Company's products will require obtaining necessary governmental approvals in a timely manner, attracting and retaining key employees and responding to technological changes in the marketplace.

      The Company's operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: (i) the timing of payments from corporate partners; (ii) the introduction of new products; (iii) the timing and size of orders from customers; and (iv) the general level of acceptance of the Company's products. Profits may vary significantly from quarter to quarter or year to year based on the timing of revenue and expense. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and there can be no assurance that the Company will achieve consistent profitability or that revenue growth will occur in the future.

      A substantial portion of the Company's expenses consists of research and development expenses. The Company expects its research and development expenses to increase as it funds additional clinical trials and associated toxicology and pharmacology studies and devotes resources to developing additional contrast agents and hepatic drug product candidates.

      The discussion in this Item 2 contains some forward looking statements which involve certain risks and uncertainties, including statements related to expenditures on research and development, liquidity and capital resources and capital expenditures. The Company's actual results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, those relating to the timing and results of U. S. Food and Drug Administration ("FDA") action, delays in arrangements with clinical investigators, uncertainties relating to results of clinical trials and product development and other risks identified from time to time in the Company's other filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996 AS COMPARED TO THE
- -----------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 1995.
- -----------------------------

REVENUES
- --------

      Total revenues for the second fiscal quarter ended March 31, 1996 were $476,069 compared to $6,227,695 for the second fiscal quarter ended March 31, 1995. The Company's revenues historically consist primarily of license fees, royalties on products sold by licensees, direct sales of products and investment income. The decrease in revenues in 1996 compared to the second fiscal quarter ended March 31, 1995 resulted primarily from the absence of license fees, as well as reductions in product sales and interest and dividend income earned on investments and was partially offset by an increase in revenue from royalties.

      There was no license fee revenue for the second fiscal quarter ended March 31, 1996 compared to $5,000,000 for the second fiscal quarter ended March 31, 1995. The Company received a non-refundable $5,000,000 license fee on February 1, 1995 from Berlex Laboratories, Inc. ("Berlex") under an agreement granting Berlex a product license and exclusive marketing rights to the Company's Feridex I.V.[Trademark] MRI contrast agent in the United States and Canada.

      Royalties for the second fiscal quarter ended March 31, 1996 were $75,000 relating to Guerbet S.A.'s European product sales of the Company's Feridex I.V. and GastroMARK[Registered Trademark] MRI contrast agents. There were no royalties for the second fiscal quarter ended March 31, 1995.

      Product sales for the second fiscal quarter ended March 31, 1996 were $12,762 compared to $789,026 for the second fiscal quarter ended March 31, 1995. The initial product launch in Europe of the Company's liver contrast agent, Feridex I.V. marketed in Europe under the name Endorem[Registered Trademark] (ferumoxide), began in January 1995. All of the Company's product sales for the second fiscal quarter ended March 31, 1995 related to Endorem[Registered Trademark].


      Interest, dividends and gains and losses on sales of securities resulted in revenues of $388,307 for the second fiscal quarter ended March 31, 1996 compared to $438,669 for the second fiscal quarter ended March 31, 1995. Interest income for the second fiscal quarter ended March 31, 1996 was $47,461 less than the second fiscal quarter ended March 31, 1995 primarily due to lower interest rates earned on investments. Dividend income for the second fiscal quarter ended March 31, 1996 was $21,943 more than the second fiscal quarter ended March 31, 1995. There was a net loss on sales of securities of $27,272 for the second fiscal quarter ended March 31, 1996 compared to a net loss of $2,428 for the second quarter ended March 31, 1995.

COSTS AND EXPENSES

      Research and development expenses for the second fiscal quarter ended March 31, 1996 increased 28% to $2,516,746 from $1,968,069 for the second fiscal quarter ended March 31, 1995. The increase is primarily a result of costs associated with Phase III human clinical trials for the Company's Combidex[Trademark] contrast agent for use in imaging lymph nodes, liver, spleen and blood vessels and pre-clinical development of the Company's antiviral therapeutics. Selling, general and administrative expenses decreased 16% to $394,986 for the second fiscal quarter ended March 31, 1996 from $472,530 for the second fiscal quarter ended March 31, 1995. The decrease is primarily due to a decrease in legal and consulting fees.

      The cost of product sales for the second fiscal quarter ended March 31, 1996 was $2,550 compared to $157,804 for the second fiscal quarter ended March 31, 1995. The cost of product sales for the second fiscal quarter ended March 31, 1996 related primarily to the sale to Guerbet S.A. of Feridex I.V. marketed by Guerbet in Europe under the name of Endorem. The cost of product sales was 20% of product sales for both second fiscal quarters.

INCOME TAXES

      There was no provision for income taxes for the second fiscal quarter ended March 31, 1996 due to an operating loss. The provision for income taxes for the second fiscal quarter ended March 31, 1995 was $375,000.

EARNINGS

      For the reasons stated above, there was a net loss of $2,438,213 or $(0.36) per share for the second fiscal quarter ended March 31, 1996 compared to a net profit of $3,254,292 or $0.48 per share for the second fiscal quarter ended March 31, 1995.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE
- --------------------------------------------------------------------------------
SIX MONTHS ENDED MARCH 31, 1995
- -------------------------------

REVENUES
- --------

      Total revenues for the six-month period ended March 31, 1996 were $1,002,928 compared to $6,964,940 for the six-month period ended March 31, 1995.

      There were no license fee revenues for the six-month period ended March 31, 1996 compared to a $5,000,000 non-refundable license fee payment received from Berlex for the six-month period ended March 31, 1995.

      Royalties for the six-month period ended March 31, 1996 were $150,000 relating to product sales in Europe by Guerbet S.A. of the Company's Feridex I.V. and GastroMARK MRI contrast agents. There were no royalties for the six-month period ended March 31, 1995.

      Product sales for the six-month period ended March 31, 1996 were $12,762 compared to $844,285 for the six-month period ended March 31, 1995 which were primarily for the initial product launch in Europe of Endorem[Registered Trademark] (ferumoxide), the Company's liver imaging agent.

      Interest, dividends and gains and losses on sales of securities resulted in revenues of $840,166 for the six-month period ended March 31, 1996 compared to $1,120,655 for the six-month period ended March 31, 1995. Interest income for the six-month period ended March 31, 1996 was $127,625 less than the six-month period ended March 31, 1995 primarily due to the maturing of United States Treasury Notes and lower interest rates earned on money market accounts in 1996. Dividend income for the six-month period ended March 31, 1996 was $113,320 less than the six-month period ended March 31, 1995 primarily due to a reduction in funds invested in dividend paying preferred stocks. There was a net loss on sales of securities of $41,972 for the second fiscal quarter ended March 31, 1996 compared to a net loss of $2,428 for the second quarter ended March 31, 1995.

COSTS AND EXPENSES
- ------------------

      The cost of product sales for the six-month period ended March 31, 1996 was $2,550 compared to $168,854 for the six-month period ended March 31, 1995. The cost of product sales for the six-month period ended March 31, 1995 related primarily to the sale in Europe of Endorem, the Company's liver imaging agent. The cost of product sales for both six-month periods was 20% of product sales. Research and development expenses for the six-month period ended March 31, 1996 increased 31% to $4,677,306 from $3,579,516 for the six-month period ended March 31, 1995. The increase is primarily a result of costs associated with Phase III human clinical trials for the Company's Combidex[Trademark] contrast agent for use in imaging lymph nodes, liver, spleen and blood vessels and pre-clinical development of the Company's antiviral therapeutics. The six-month period ended March 31, 1995 reflected a $380,000 credit for the reversal of the purchase of in-process research and development expenses that were expensed in the fiscal year ended September 30, 1994 as part of the Company's Combidex transaction with Squibb Diagnostics, a Division of Bristol-Myers Squibb Co. The Company was relieved of its obligaton to pay Briston-Myers, and Bristol-Myers was relieved of its obligation to deliver Combidex to the Company for clinical trials. Selling general and administrative expenses decreased 13% to $685,971 for the six-month period ended March 31, 1996 from $788,420 for the six-month period ended March 31, 1995. The decrease is primarily due to a decrease in legal and consulting fees.

OTHER

      The Company adopted Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in the six-month period ended March 31, 1995. As a result, the Company recorded a cumulative effect for the accounting change of $117,540. Income before the cumulative effect was $2,433,150.

INCOME TAXES

      There was no income tax provision for the six-month period ended March 31, 1996 due to an operating loss. The income tax provision for the six-month period ended March 31, 1995 was $375,000. The tax rate was lower than the 34% statutory rate as a result of tax benefit of temporary differences and dividend income exclusions.

EARNINGS

      For the reasons stated above, there was a net loss for the six-month period ended March 31, 1996 of $4,362,899 or $(0.65) per share compared to net income of $2,550,690 or $0.37 per share for the six-month period ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1996, the Company's cash and cash equivalents totaled $13,628,343, representing an increase of $12,561,924 from cash and cash equivalents at September 30, 1995. In addition, the Company had marketable securities of $24,347,483 at March 31, 1996. Net cash used in operating activities was $3,114,761 in the six-month period ended March 31, 1996 compared to net cash provided by operating activities of $2,074,974 in the six-month period ended March 31, 1995. Cash provided by operating activities for the six-month period ended March 31, 1995 was primarily due to the $5,000,000 license fee paid by Berlex under a product license agreement granting Berlex exclusive marketing rights to the Company's Feridex I.V. MRI contrast agent. Cash provided by investing activities was $15,566,035 for the six-month period ended March 31, 1996 compared to $4,503,787 used in investing activities in the six-month period ended March 31, 1995. Cash provided by investing activities in the six-month period ended March 31, 1996 included the proceeds of $7,651,237 from the sale of marketable securities and the proceeds of $9,796,348 from maturing United States Treasury Notes. Offsetting these proceeds was the purchase of marketable securities of $1,559,320 in the six-month period ended March 31, 1996. Cash used in investing activities in the six-month period ended March 31, 1995 included the purchase of marketable securities of $4,455,519. Cash provided by financing activities for the six-month period ended March 31, 1996 and 1995 was $110,650 and $82,113 respectively, which resulted from the issuance of common stock.

      Capital expenditures in the six-month period ended March 31, 1996 were $322,230 compared to $798,268 in the six-month period ended March 31, 1995. Capital expenditures in the six-month period ended March 31, 1995 included an upgrade to the Company's magnetic resonance imaging equipment and furnishings and equipment associated with the establishment of the Clinical Development Group in the Company's Princeton, New Jersey office. The Company has no current commitment for any significant expenditures on property, plant and equipment. The Company expects that expenditures for research and development for the remainder of fiscal 1996 will continue to increase due to human clinical trials for the Company's development stage contrast agents and antiviral hepatitis therapeutics.

      Management believes that funds for future needs can be generated from existing cash balances, cash generated from investing activities and cash generated from operations. In addition, the Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements. There can be no assurance, however, that such funding will be available on terms acceptable to the Company, if at all.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On February 6, 1996, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders acted upon the following proposals: (i) election of directors and (ii) ratification of the firm of Coopers & Lybrand L.L.P. as independent auditors for the fiscal year ending September 30, 1996. All of the above matters were approved by the stockholders.

         Votes "FOR" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without designation, the shares represented by the proxy were voted "FOR" each proposal in the manner described in the Proxy Statement. On the record date (December 8, 1995), 6,754,328 shares of the Company's common stock were issued and outstanding.

         Voting results were as follows:

                  Matters                            For          Against     Withheld     Abstain
                  -------                            ---          -------     --------     -------

1.       Election of Directors
            Thomas Coor                           6,254,592         3,650        N/A         N/A
            Jerome Goldstein                      6,254,742         3,500        N/A         N/A
            Leslie Goldstein                      6,254,642         3,600        N/A         N/A
            Richard L. McIntire                   6,254,742         3,500        N/A         N/A
            Edward B. Roberts                     6,254,742         3,500        N/A         N/A
            Roger E. Travis                       6,243,742        14,500        N/A         N/A
            George M. Whitesides                  6,243,742        14,500        N/A         N/A

2.       Ratification of Independent Auditors     6,241,791         9,001        N/A       7,450


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      Statement regarding computation of Per Share Earnings is filed in Part II,
Exhibit 11, of this report and is incorporated by reference herein.

      The Company did not file any current reports on Form 8-K during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       ADVANCED MAGNETICS, INC.


Date   May 8,1996                  By  /s/ Jerome Goldstein
       --------------------------      ---------------------------------------
                                       Jerome Goldstein, President,
                                       Treasurer and Chairman of the Board of
                                       Directors


Date   May 8,1996                  By  /s/ Anthony P. Annese
       --------------------------      ---------------------------------------
                                       Anthony P. Annese, Vice President
                                       and Principal Accounting Officer

                            ADVANCED MAGNETICS, INC.

         Exhibit 11 - Statement Re Computation of Per Share Earnings
          Attached to and made part of Part II of Form 10-Q for the Three-Month and Six-Month Periods Ended March 31, 1996 and 1995 (unaudited)


                                          Three-Month Periods             Six-Month Periods
                                            Ended March 31,                 Ended March 31,
                                        ------------------------      -------------------------
                                           1996           1995          1996            1995
                                           ----           ----          ----            ----
Weighted average number of shares
issued and outstanding                  6,765,007      6,724,796      6,760,299       6,720,831

Assumed exercise of options reduced
by the number of shares which
could have been purchased with
the proceeds of those options                  --        110,574             --         107,666
                                        ---------      ---------      ---------       ---------

As adjusted                             6,765,007      6,835,370      6,760,299       6,828,497
                                        =========      =========      =========       =========