Form 10-Q
period 1996-06-30
ADVANCED MAGNETICS INC
filed 1996-08-13
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

        For the quarterly period ended         June 30, 1996
                                       --------------------------------

                                       OR

[  ]    Transition Report Pursuant to Section 13 or 15(d) of The Securities
        Exchange Act of 1934.

        For the transition period from________________to________________


                            Commission File #0-14732

                            ADVANCED MAGNETICS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                              04-2742593
(State or other jurisdiction of organization)       (IRS Employer Incorporation or Identification No.)


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


At August 8, 1996, 6,762,182 shares of registrant's common stock (par value, $.01) were outstanding.

                            ADVANCED MAGNETICS, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1996


                          PART I. FINANCIAL INFORMATION


                         Item 1 -- Financial Statements

                            ADVANCED MAGNETICS, INC.

                                          BALANCE SHEET
                              JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                           (Unaudited)


              ASSETS                                                  June 30,    September 30,
              ------                                                  --------    -------------
                                                                       1996           1995
                                                                       ----           ----

Current assets:
Cash and cash equivalents .......................................   $12,366,865    $ 1,066,419
Marketable securities (Note B) ..................................    24,128,253     36,561,263
Accounts receivable .............................................       442,506      5,884,542
Recoverable income taxes ........................................        90,117         90,117
Inventories .....................................................       103,232         55,567
Prepaid expenses ................................................       136,628         99,342
                                                                    -----------    -----------
  Total current assets ..........................................    37,267,601     43,757,250
                                                                    -----------    -----------

Property, plant and equipment:
Land ............................................................       360,000        360,000
Building ........................................................     4,320,766      4,320,766
Laboratory equipment ............................................     7,240,183      6,886,813
Furniture and fixtures ..........................................       550,828        516,418
                                                                     12,471,777     12,083,997
                                                                    -----------    -----------

Less--accumulated depreciation and amortization .................     5,932,161      5,143,097
                                                                    -----------    -----------
Net property, plant and equipment ...............................     6,539,616      6,940,900
                                                                    -----------    -----------
Other assets ....................................................       195,857        145,072
                                                                    -----------    -----------
  Total assets ..................................................   $44,003,074    $50,843,222
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ................................................   $   437,730    $   407,998
Accrued expenses ................................................       505,358      1,214,152
Income taxes payable ............................................       130,000        150,000
                                                                    -----------    -----------
  Total current liabilities .....................................     1,073,088      1,772,150
                                                                    -----------    -----------

Stockholders' equity:
Preferred stock, par value $.01
per share, authorized
   2,000,000 shares; none issued ................................            --             --
Common stock, par value $.01 per share,
   authorized 15,000,000 shares; issued and
   outstanding 6,771,882 shares at June 30, 1996
   and 6,753,413 shares at September 30, 1995 ...................        67,719         67,534
Additional paid-in capital ......................................    45,182,673     45,093,972
Retained earnings (deficit) .....................................    (4,189,483)     3,036,517
Unrealized gains on market value of securities (Note B) .........     1,869,077        873,049
                                                                    -----------    -----------
  Total stockholders' equity ....................................    42,929,986     49,071,072
                                                                    -----------    -----------

Total liabilities and stockholders' equity ......................   $44,003,074    $50,843,222
                                                                    ===========    ===========


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                                          STATEMENT OF OPERATIONS
                              FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                                           JUNE 30, 1996 AND 1995
                                                (Unaudited)
                                                -----------

                                      Three-Month Period Ended June 30,   Nine-Month Period Ended June 30,
                                      ---------------------------------   --------------------------------
                                            1996            1995                 1996           1995
                                            ----            ----                 ----           ----

Revenues:
   License fees ......................   $        --    $        --          $        --    $5,000,000
   Royalties .........................       (25,000)        38,366              125,000        38,366
   Product sales .....................            --      1,276,172               12,762     2,120,457
   Interest, dividends and net gains
     and losses on sales of securities       470,373        575,172            1,310,539     1,695,827
                                         -----------    -----------          -----------    ----------
        Total revenues ...............       445,373      1,889,710            1,448,301     8,854,650
                                         -----------    -----------          -----------    ----------

Cost and expenses:
   Cost of product sales .............            --        256,333                2,550       425,187
   Research and development expenses .     2,559,241      2,578,498            7,236,546     6,158,014
   Credit for purchase of in-process
     research and development ........            --             --                   --      (380,000)
   Selling, general and administrative
     expenses ........................       749,235        511,506            1,435,206     1,299,926
                                         -----------    -----------          -----------    ----------
        Total costs and expenses .....     3,308,476      3,346,337            8,674,302     7,503,127
                                         -----------    -----------          -----------    ----------


   Income (loss) before provision for
      income taxes ...................    (2,863,103)    (1,456,627)          (7,226,001)    1,351,523
   Income tax provision (benefit) ....            --       (178,500)                  --       196,500
                                         -----------    -----------          -----------    ----------
   Income (loss) before cumulative
      effect of accounting change ....    (2,863,103)    (1,278,127)          (7,226,001)    1,155,023
   Cumulative effect of accounting
     change ..........................            --             --                   --       117,540
                                         -----------    -----------          -----------    ----------

Net income (loss) ....................   $(2,863,103)   $(1,278,127)         $(7,226,001)   $1,272,563
                                         ===========    ===========          ===========    ==========

Net income (loss) per share before
     cumulative effect of accounting
     change ..........................   $     (0.42)   $     (0.19)         $     (1.07)   $     0.17
Cumulative effect of accounting
     change ..........................            --             --                   --          0.02
                                         -----------    -----------          -----------    ----------
Income (loss) per share ..............   $     (0.42)   $     (0.19)         $     (1.07)   $     0.19
                                         -----------    -----------          -----------    ----------

Weighted average number of common
     and common equivalent shares ....     6,768,705      6,731,245            6,762,983     6,851,389
                                         -----------    -----------          -----------    ----------



The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                             STATEMENT OF CASH FLOWS
                        FOR THE NINE-MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (Unaudited)
                                   -----------

                                                        Nine-Month Periods Ended
                                                                 June 30,
                                                       --------------------------
                                                           1996           1995
                                                           ----           ----
Cash flows from operating activities:
Cash received from customers .......................   $ 1,300,212    $ 5,961,705
Cash paid to suppliers and employees ...............    (8,253,418)    (6,984,616)
Dividends and interest received ....................     1,501,027      1,255,921
Income taxes paid ..................................       (20,000)      (250,000)
Income tax refund ..................................            --             --
Net realized gains (losses) on sales of securities .       (31,996)        (2,428)
                                                       -----------    -----------

Net cash provided by (used in) operating activities     (5,504,175)       (19,418)
                                                       -----------    -----------

Cash flows from investing activities:
Proceeds from sales of securities ..................     8,779,668        750,000
Proceeds from U.S. Treasury Notes maturing .........     9,796,348      2,987,638
Purchase of securities .............................    (1,421,716)    (5,644,725)
Capital expenditures ...............................      (387,780)    (1,358,889)
(Increase) in other assets .........................       (50,785)       (48,526)
                                                       -----------    -----------

Net cash provided by (used in) investing activities     16,715,735     (3,314,502)
                                                       -----------    -----------

Cash flows from financing activities:

Proceeds from issuances of common stock ............       273,754        349,045
Purchase of treasury stock .........................      (184,868)            --
                                                       -----------    -----------

Net cash provided by financing activities ..........        88,886        349,045

Net increase (decrease) in cash and cash equivalents    11,300,446     (2,984,875)
Cash and cash equivalents at beginning of the period     1,066,419      6,462,193
                                                       -----------    -----------

Cash and cash equivalents at end of the period .....   $12,366,865    $ 3,477,318
                                                       ===========    ===========



The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                          RECONCILIATION OF NET INCOME
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                        FOR THE NINE-MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (Unaudited)
                                   -----------

                                                                   Nine-Month Periods
                                                                     Ended June 30,
                                                               --------------------------
                                                                  1996           1995
                                                                  ----           ----

Net income (Loss) ..........................................   $(7,226,001)   $ 1,272,563
                                                               -----------    -----------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Cumulative effect of accounting change .....................            --       (117,540)
Credit for purchase of in-process research and development .            --       (380,000)
Depreciation and amortization ..............................       789,064        755,946
Accretion of U.S. Treasury Notes Discount ..................       (23,321)       (40,070)
Decrease (increase) in accounts receivable .................     1,344,263     (1,599,383)
(Increase) decrease in prepaid expenses ....................       (37,286)      (225,535)
(Decrease) increase in accounts payable and accrued expenses      (283,229)       368,101
(Decrease) in income taxes payable .........................       (20,000)            --
(Increase) in recoverable income taxes .....................            --        (53,500)
(Increase) in inventories ..................................       (47,665)            --
                                                               -----------    -----------

Total adjustments ..........................................     1,721,826     (1,291,981)
                                                               -----------    -----------

Net cash provided by (used in) operating activities ........   $(5,504,175)   $   (19,418)
                                                               ===========    ===========


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996

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

        The balance sheet of the Company as of June 30, 1996 and the statement of operations and cash flows for the quarter then ended are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

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


B.      MARKETABLE SECURITIES.

        The cost and market value of the Company's marketable securities portfolio are as follows:


                                               June 30, 1996            September 30, 1995
                                        -------------------------   -------------------------
                                            Cost      Fair Value        Cost      Fair Value
                                        -----------   -----------   -----------   -----------

U. S. government securities
     Due in one year or less                     --            --   $ 9,501,365   $ 9,476,430
     Due after one through five years   $14,894,092   $14,742,075    14,869,406    14,737,500

Corporate debt
     Due after five through ten years     1,408,294     1,709,550     1,980,040     2,002,500

Preferred stock                           3,933,661     4,131,633     6,116,668     5,740,023

Common stock                              2,023,129     3,544,995     3,220,735     4,604,810
                                        -----------   -----------   -----------   -----------
                                        $22,259,176   $24,128,253   $35,688,214   $36,561,263
                                        ===========   ===========   ===========   ===========

C.      INCOME TAX

        There was no income tax provision for the nine-month period ended June 30, 1996 due to an operating loss for the period. The provision for income taxes for the nine-month period ended June 30, 1995 was at a rate of 14.5% of operating income.

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

        The Company's operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: (i) the timing of payments from corporate partners; (ii) the introduction of new products; (iii) the timing and size of orders from customers; (iv) the general level of acceptance of the Company's products; and
(v) increases or decreases in, and timing of research and development, clinical trials and other expenses. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and there can be no assurance that the Company will achieve consistent profitability or that revenue growth will occur in the future.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1996 AS COMPARED TO THE
- ----------------------------------------------------------------------------
QUARTER ENDED JUNE 30, 1995.
- ----------------------------

REVENUES
- --------

        Total revenues for the third fiscal quarter ended June 30, 1996 were $445,373 compared to $1,889,710 for the third fiscal quarter ended June 30, 1995. The Company's revenues historically consist primarily of license fees, royalties on products sold by licensees, direct sales of products and investment income. The decrease in revenues in the third quarter ended June 30, 1996 compared to the third fiscal quarter ended June 30, 1995 resulted primarily from the lack of license fees and product sales and a reduction in interest and dividend income earned on investments.

        The Company accounts for royalty revenue based on estimated product sales by licensees for the applicable time period. There were no royalties for the third fiscal quarter ended June 30, 1996, since there were no product sales by licensees for this quarter. In addition, the company adjusted royalty revenue for this period by $25,000 to reflect an overestimate of product sales in previous periods. Royalties for the third fiscal quarter ended June 30, 1995 were $38,366.

        There were no product sales for the third fiscal quarter ended June 30, 1996 compared to $1,276,172 for the third fiscal quarter ended June 30, 1995. The initial product launch in Europe of the Company's liver contrast agent, Feridex I.V. marketed in Europe under the name Endorem(R) (ferumoxide), began in January 1995. All of the Company's product sales for the third fiscal quarter ended June 30, 1995 related to Endorem. Although the distributors are presently marketing and selling the Company's product, they have a sufficient level of inventory from product sales in previous periods to satisfy their current customer needs.

        Interest, dividends and gains and losses on sales of securities resulted in revenues of $470,373 for the third fiscal quarter ended June 30, 1996 compared to $575,172 for the third fiscal quarter ended June 30, 1995. Interest income of $377,867 for the third fiscal quarter ended June 30, 1996 was $54,750 less than the third fiscal quarter ended June 30, 1995 primarily due to lower interest rates earned on investments. Dividend income of $82,530 for the third fiscal quarter ended June 30, 1996 was $60,025 less than the third fiscal quarter ended June 30, 1995. There was a net gain on sales of securities of $9,976 for the third fiscal quarter ended June 30, 1996. There were no sales of securities in the third fiscal quarter ended June 30, 1995.

COSTS AND EXPENSES

        Research and development expenses for the third fiscal quarter ended June 30, 1996 were $2,559,241 compared to $2,578,498 for the third fiscal quarter ended June 30, 1995. Selling, general and administrative expenses were $749,235 for the third fiscal quarter ended June 30, 1996 compared to $511,506 for the third fiscal quarter ended June 30, 1995. The increase of $237,729 was primarily related to the write-off of expenses associated with a proposed, but later terminated, public offering of the Company's common stock.

        The Company incurred no costs of product sold for the third fiscal quarter ended June 30, 1996 compared to $256,333 for the third fiscal quarter ended June 30, 1995.

INCOME TAXES

        There was no provision for income taxes for the third fiscal quarter ended June 30, 1996 due to an operating loss. There was an income tax benefit of $178,500 for the third fiscal quarter ended June 30, 1995 due to the reduction in the income tax provision for the nine-month period ended June 30, 1995.

EARNINGS

        For the reasons stated above, there was a net loss of $2,863,103 or $(0.42) per share for the third fiscal quarter ended June 30, 1996 compared to a net loss of $1,278,127 or $(0.19) per share for the third fiscal quarter ended June 30, 1995.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE
- --------------------------------------------------------------------------------
NINE MONTHS ENDED JUNE 30, 1995
- -------------------------------

REVENUES
- --------

        Total revenues for the nine-month period ended June 30, 1996 were $1,448,301 compared to $8,854,650 for the nine-month period ended June 30, 1995.

        There were no license fee revenues for the nine-month period ended June 30, 1996 compared to $5,000,000 for the nine-month period ended June 30, 1995. The company received a non-refundable $5,000,000 license fee on February 1, 1995 from Berlex Laboratories, Inc. ("Berlex") under an agreement granting Berlex a product license and exclusive marketing rights to the Company's Feridex I.V. MRI contrast agent in the United States and Canada.

        Royalties for the nine-month period ended June 30, 1996 were $125,000 relating to product sales in Europe by Guerbet S.A. of the Company's Feridex I.V., marketed in Europe under the name Endorem(R) (ferumoxide) and GastroMARK MRI contrast agents. Royalties for the nine-month period ended June 30, 1995 were $38,366.

        Product sales for the nine-month period ended June 30, 1996 were $12,762 compared to $2,120,457 for the nine-month period ended June 30, 1995 which were primarily for the initial product launch in Europe of Endorem (ferumoxide), the Company's liver imaging agent. Although the distributors are presently marketing and selling the Company's product, they have a sufficient level of inventory from product sales in previous periods to satisfy their current customer needs.

        Interest, dividends and gains and losses on sales of securities resulted in revenues of $1,310,539 for the nine-month period ended June 30, 1996 compared to $1,695,827 for the nine-month period ended June 30, 1995. Interest income for the nine-month period ended June 30, 1996 was $1,062,572 compared to $1,244,947 for the nine-month period ended June 30, 1995. The decrease was primarily due to the maturing of United States Treasury Notes and lower interest rates earned on money market accounts in 1996. Dividend income for the nine-month period ended June 30, 1996 was $173,345 less than the nine-month period ended June 30, 1995 primarily due to a reduction in funds invested in dividend paying preferred stocks. There was a net loss on sales of securities of $31,996 for the nine-month period ended June 30, 1996 compared to a net loss of $2,428 for the nine-month period ended June 30, 1995.

COSTS AND EXPENSES
- ------------------

        The cost of product sales for the nine-month period ended June 30, 1996 was $2,550 compared to $425,187 for the nine-month period ended June 30, 1995. The cost of product sales for the nine-month period ended June 30, 1995 related primarily to the sale in Europe of Endorem, the Company's liver imaging agent. The cost of product sales for both nine-month periods was 20% of product sales. Research and development expenses for the nine-month period ended June 30, 1996 increased 25% to $7,236,546 from $6,158,014 for the nine-month period ended June 30, 1995. The increase was primarily a result of costs associated with Phase III human clinical trials for the Company's Combidex(TM) contrast agent for use in imaging lymph nodes, liver, spleen and blood vessels and pre-clinical development of the Company's antiviral therapeutics. The nine-month period ended June 30, 1995 reflected a $380,000 credit for the reversal of the purchase of in-process research and development expenses that were expensed in the fiscal year ended September 30, 1994 as part of the Company's Combidex transaction with Squibb Diagnostics, a Division of Bristol-Myers Squibb Co. The Company was relieved of its obligation to pay Bristol-Myers, and Bristol-Myers was relieved of its obligation to deliver Combidex to the Company for clinical trials. Selling general and administrative expenses increased 10% to $1,435,206 for the nine-month period ended June 30, 1996 from $1,299,926 for the nine-month period ended June 30, 1995. The increase was primarily due to expenses associated with a proposed public offering of the Company's common stock.

OTHER

        The Company adopted Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in the nine-month period ended June 30, 1995. As a result, the Company recorded a cumulative effect for the accounting change of $117,540. Income before the cumulative effect was $1,155,023.

INCOME TAXES

        There was no income tax provision for the nine-month period ended June 30, 1996 due to an operating loss. The income tax provision for the nine-month period ended June 30, 1995 was $196,500. The tax rate was lower than the 34% statutory rate as a result of tax benefit of temporary differences and dividend income exclusions.

EARNINGS

        For the reasons stated above, there was a net loss for the nine-month period ended June 30, 1996 of $7,226,001 or $(1.07) per share compared to net income of $1,272,563 or $0.19 per share for the nine-month period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1996, the Company's cash and cash equivalents totaled $12,366,865, representing an increase of $11,300,446 from cash and cash equivalents at September 30, 1995. In addition, the Company had marketable securities of $24,128,253 at June 30, 1996 as compared to $36,561,263 at June 30, 1995. Net cash used in operating activities was $5,504,175 in the nine-month period ended June 30, 1996 compared to net cash used in operating activities of $19,418 in the nine-month period ended June 30, 1995. Cash provided by investing activities was $16,715,735 for the nine-month period ended June 30, 1996 compared to $3,314,502 used in investing activities in the nine-month period ended June 30, 1995. Cash provided by investing activities in the nine-month period ended June 30, 1996 included the proceeds of $8,779,668 from the sale of marketable securities and the proceeds of $9,796,348 from maturing United States Treasury Notes. Offsetting these proceeds was the purchase of marketable securities of $1,421,716 in the nine-month period ended June 30, 1996. Cash used in investing activities in the nine-month period ended June 30, 1995 included the purchase of marketable securities of $5,644,725. Cash provided by financing activities in the nine-month period ended June 30, 1996 was $88,886 compared to $349,045 for the nine-month period ended June 30, 1995. Cash provided by financing activities in the fiscal nine-month period ended June 30, 1996 and 1995 included $273,754 and $349,045 respectively from the issuance of common stock. In May 1996, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock on the open market at prevailing market prices. The Company purchased 10,000 shares for $184,868 in the third fiscal quarter ended June 30, 1996.

        Capital expenditures in the nine-month period ended June 30, 1996 were $387,780 compared to $1,358,889 in the nine-month period ended June 30, 1995. Capital expenditures in the nine-month period ended June 30, 1995 included an upgrade to the Company's magnetic resonance imaging equipment and furnishings and equipment associated with the establishment of the Clinical Development Group in the Company's Princeton, New Jersey office. The Company has no current commitment for any significant expenditures on property, plant and equipment. The Company expects that expenditures for research and development for the remainder of fiscal 1996 will continue to increase due to human clinical trials for the Company's development stage contrast agents and antiviral hepatitis therapeutics.

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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27.1  Financial Data Schedule.

        The Company did not file any current reports on Form 8-K during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ADVANCED MAGNETICS, INC.

Date  August 8, 1996                    By /s/ Jerome Goldstein
    -------------------------              -------------------------------------
                                           Jerome Goldstein, President,
                                           Treasurer and Chairman of the Board
                                           of Directors


Date  August 8, 1996                    By /s/ James A. Matheson
    -------------------------              -------------------------------------
                                           James A. Matheson, Vice President
                                           and Principal Accounting Officer