Form 10-K405
period 1996-09-30
ADVANCED MAGNETICS INC
filed 1996-12-23
CIK 792977

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by nonaffiliates of the registrant at December 16, 1996 was approximately $93,373,851, based upon the last reported sale price of the Common Stock on The American Stock Exchange. The number of shares of the registrant's Common Stock outstanding at December 16, 1996 was 6,796,318.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on February 4, 1997 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS:

COMPANY OVERVIEW

     Advanced Magnetics, Inc., a Delaware Corporation ("Advanced Magnetics" or the "Company"), develops, manufactures and markets organ-specific contrast agents to improve the diagnostic capabilities of soft tissue magnetic resonance imaging ("MRI") scans and is developing a targeted drug delivery platform that delivers therapeutics directly to the liver. Sales of the Company's liver contrast agent, Feridex I.V., have commenced in Europe. The Company received U.S. Food and Drug Administration ("FDA") approval to market Feridex I.V. in August 1996 and sales commenced in the United States in October 1996. GastroMARK, used for marking of the bowel in MRI procedures, has been approved for marketing in several European countries and Canada, and the Company received approval to market GastroMARK in the United States in December 1996. With respect to Combidex, the Company's contrast agent for the liver, spleen, lymphatic system and blood flow, the Company is currently in Phase III trials for lymph node imaging and in Phase II for magnetic resonance angiography ("MRA"). The Company has completed Phase III trials for Combidex in the United States for imaging liver lesions and hopes to submit a New Drug Application ("NDA") to the FDA in 1997. Advanced Magnetics is also applying its liver-targeting technology and expertise to the delivery of therapeutics to the liver.

     MRI is a diagnostic imaging technique that is used to identify internal abnormalities and changes in structure. Contrast agents increase the usefulness of MRI by allowing radiologists to differentiate structures and organs with greater diagnostic confidence. The Company believes that MRI studies produced with contrast agents are clearer and permit the identification of smaller abnormalities than images produced by MRI without contrast agents or contrast enhanced computer tomography ("CECT"). MRI contrast agents frequently allow for more accurate diagnosis and monitoring of treatment results and may be a cost-effective way to assess medical treatments and to improve patient outcomes. Currently, the primary use of MRI is for studies of the central nervous system. The Company believes that the development of effective contrast agents will increase the use of MRI as a diagnostic imaging technique and will allow MRI to be used for a wider range of applications, in turn generating additional demand for MRI contrast agents.

     Feridex I.V. is the first organ-specific MRI contrast agent, designed specifically for the liver, marketed in the United States and Europe. The liver and the lymphatic system are among the principal sites for metastasis of many common cancers (including colon, prostate and breast cancer). CECT is currently the primary imaging technique used to confirm a preliminary or suspected diagnosis of liver cancer. With respect to the lymphatic system, there currently are no effective imaging techniques. An MRI contrast agent that localizes to and causes contrast enhancement of the lymph nodes, such as the Combidex product the Company has under development, could allow for more accurate disease diagnosis and monitoring of treatment results. The Company believes that GastroMARK, because it enhances the contrast between the bowel and other abdominal structures, will increase the use of MRI as an imaging technology for the abdomen.

     To facilitate the marketing and distribution of its contrast agents, the Company has entered into strategic relationships with certain established pharmaceutical companies. These relationships, both in the United States and abroad, include: (i) Guerbet, S.A. ("Guerbet"), a leading European producer of contrast agents, in Western Europe and Brazil; (ii) Eiken Chemical Co., Ltd., ("Eiken"), one of Japan's leading medical diagnostics manufacturers, in Japan;
(iii) Berlex Laboratories, Inc. ("Berlex"), the leading marketer of MRI contrast agents, in the United States; and (iv) Mallinckrodt Medical, Inc. ("Mallinckrodt"), a leading manufacturer of contrast agents, in the United States, Canada and Mexico.

     The Company's expertise in organ-specific technology provides it with biopharmaceutical opportunities beyond its core MRI contrast agent products. Advanced Magnetics is developing targeted therapeutics technology for the treatment of liver diseases. The Company believes that arabinogalactan, a naturally occurring polysaccharide that binds to the asialoglycoprotein ("ASG") receptor found in abundance on hepatocytes, the principal cells comprising the liver, has commercial promise in drug delivery. Advanced Magnetics hopes to study the efficacy of therapeutic agents combined with arabinogalactan for the treatment of liver diseases through strategic alliances with other pharmaceutical companies that the Company may establish.

     The Company was incorporated in Delaware in 1981. The Company's principal executive offices are located at 725 Concord Avenue, Cambridge, Massachusetts 02138, and its telephone number is (617) 354-3929.

MRI CONTRAST AGENTS

     OVERVIEW

     Diagnostic Imaging. Diagnostic imaging is generally a non-invasive method to visualize internal structures, abnormalities or anatomical changes in order to diagnose disease and injury. Today, the most widely accepted imaging techniques include x-rays, ultrasound, nuclear medicine, CT and MRI. Since the introduction of x-rays, the need for increasingly accurate and detailed non-invasive visualization of soft tissue has increased. For example, diagnostic imaging frequently is used to determine whether a cancer has metastasized and to assist physicians in determining whether a treated cancer has recurred and the location of metastatic tumors. In addition, diagnostic imaging is used in the diagnosis of disease and injury conditions affecting the cardiovascular and central nervous systems and certain joints, such as the knee and shoulder. In 1994, over 76 million soft tissue and organ imaging procedures were performed in the United States. The choice of diagnostic imaging technique to be used in any particular circumstance depends upon a variety of factors, including the particular disease or condition to be studied, image quality, availability of imaging machines, availability of contrast agents and cost. There is no imaging technique that is considered superior to all others for most or all applications.

     Contrast agents play a significant role in improving the quality of diagnostic images by increasing contrast between different internal structures or types of tissues. The availability of an effective contrast agent often determines the choice of imaging technique for a particular procedure. Consequently, contrast agents, which are administered intravenously or orally, are widely used when available. Currently available imaging techniques can be of limited usefulness in visualizing certain soft-tissue structures. For example, clinically useful diagnostic imaging of small lesions in lymph nodes, a common site of metastasis for some frequently occurring cancers such as breast cancer, is not currently available because, the Company believes, there are no effective contrast agents for differentiating cancerous lymph nodes from other nodes.

     Magnetic Resonance Imaging. Introduced in the 1980's, MRI is the diagnostic imaging technique of choice for the central nervous system and is widely used for the imaging of ligaments and tendons. MRI, which represents the first major advance in imaging since the advent of CT scanning, provides high-quality spatial resolution and does not use radiation. In MRI procedures, the patient is placed within the core of a large magnet where radio frequency signals are transmitted into the patient's body. The interaction of the radio frequency signal with the patient's body produces signals that are processed by a computer to create cross-sectional images. MRI contrast agents currently marketed in the United States are used primarily in imaging the central nervous system.

     TECHNOLOGY

     Advanced Magnetics' core imaging agent technology is based on the design and manufacture of extremely small, polysaccharide-coated superparamagnetic iron oxide particles of controlled sizes. The superparamagnetic particles range in size from approximately one-thousandth to one-twentieth the size of a normal red blood cell. When placed in a magnetic field, superparamagnetic iron oxide particles become strongly magnetic, but do not retain their magnetism once the field is removed. The powerful magnetic properties of the Company's iron oxide particles result in images that show greater soft tissue contrast to increase the information available to the reviewing radiologist. The Company's technology and expertise enable it to synthesize, sterilize and stabilize superparamagnetic particles in a manner necessary for their use in pharmaceutical products as MRI contrast agents to aid in the diagnosis of cancer and other diseases. The Company's rights to its contrast agent technology are derived from and protected by license agreements, patents, patent applications and trade secrets. See "Patents and Trade Secrets."

TARGETED DRUG DELIVERY PLATFORM

     OVERVIEW

     Effective treatment of organ-specific diseases is often limited by the inability to deliver sufficient quantities of therapeutic pharmaceuticals to the affected organ without creating unacceptable levels of toxicity in the rest of the body. The Company believes the treatment of liver disease and other organ-specific diseases would be significantly improved by delivering therapeutics to the organ while limiting the exposure of the rest of the body to the drug. The Company discovered that arabinogalactan, a compound it studied to target contrast agents to the liver, could be useful in delivering therapeutic agents to hepatocytes, cells which comprise approximately 95% of the liver but do not exist in the rest of the body. The Company's first therapeutic product, under development to demonstrate the technical feasibility of its approach, is a conjugate of arabinogalactan and vidarabine monophosphate ("AraAMP") for the treatment of hepatitis B.

     TECHNOLOGY

     The Company's drug delivery technology includes joining a therapeutic agent to a targeting agent, which binds specifically with certain receptors on the surface of cells. Receptors are specialized protein structures that will only bind with specific molecules. Certain receptors are prevalent only or primarily on specific kinds of cells. For example, the ASG receptor exists primarily on hepatocytes. After binding with the receptor, the targeting agent and an attached pharmaceutical are transported into the cell, where the pharmaceutical causes a therapeutic effect. The Company believes that targeted drug delivery based on the binding action of targeting agents to receptors offers the possibility of delivering effective therapeutic doses to affected cells without general distribution of toxic agents throughout the body.

     In its first targeted drug delivery proof of principle project, the Company has completed animal testing of a potential therapeutic product for hepatitis B composed of AraAMP and arabinogalactan. Vidarabine ("AraA"), an antiviral agent which is used in the United States and abroad for the treatment of herpes simplex, has not been approved for treatment of hepatitis B in the United States because, although it is an effective agent against the hepatitis virus, when administered systemically in an unconjugated form, it is often toxic to the bone marrow, blood cells and peripheral nervous system in the dosage regimen necessary to treat the hepatitis B virus. AraA and other nucleoside products must be phosphorylated with three phosphate ions in order to have a therapeutic effect. When AraA is injected directly, however, many molecules of AraA do not become phosphorylated. The Company believes that much of the toxicity associated with AraA results from toxic compounds created when the drug breaks down in the body. The Company has discovered that AraA, when phosphorylated with one phosphate (monophosphate) and chemically linked with arabinogalactan prior to injection, shows far greater therapeutic effect in animals and reduced toxicity. Toxicity is reduced because (i) less therapeutic compound is needed since AraAMP is directed by the arabinogalactan to hepatocytes through the ASG receptor, (ii) the probability of successful triphosphorylation is increased by the targeted delivery of the monophosphate to the cell and (iii) the arabinogalactan AraAMP conjugate does not, the Company believes, metabolize into any toxic product during its short blood half-life.

     The Company believes that the delivery and use enhancements seen when AraAMP is attached to arabinogalactan may be obtained with other therapeutic agents. The attachment of a variety of therapeutic agents to arabinogalactan, such as ribavirin and acyclovir, is an active area of research for Advanced Magnetics and may lead to a series of arabinogalactan delivered pharmaceuticals for the treatment of such liver diseases as hepatitis B, hepatitis C, hepatitis D and liver cancer. The Company is attempting to establish strategic alliances with other pharmaceutical companies to exploit the advantages of its drug delivery platform and polysaccharide conjugation technology.

     The Company holds three United States patents and a notice of allowance for a European patent covering the delivery of therapeutic agents with arabinogalactan. A fourth patent covering the use of arabinogalactan with radiotherapy has been issued in the United States. The Company has also developed a proprietary purification scheme for purifying arabinogalactan that enables it to manufacture a pharmaceutical grade of arabinogalactan suitable for use in therapeutic products. See "Patents and Trade Secrets."

PRODUCTS UNDER DEVELOPMENT

     The following table summarizes potential applications, marketing partners and current United States and foreign status for each of the company's products.

----------------------------------------------------------------------------------------------------------
                 ADVANCED MAGNETICS PRODUCTS UNDER DEVELOPMENT


                                         MARKETING        UNITED STATES         FOREIGN
     PRODUCT        APPLICATIONS         PARTNERS            STATUS             STATUS
----------------- -----------------  -----------------  -----------------  -----------------
CONTRAST AGENTS
Feridex I.V.      Diagnosis of       Berlex (United     FDA approval       Approved and
                  liver lesions      States), Eiken     received in        marketed in most
                                     (Japan), Guerbet   August 1996.       EU countries.
                                     (Western Europe    Marketing of       Japanese NDA
                                     and Brazil)        product began in   filed in March
                                                        October 1996.      1994. Approval
                                                                           expected in late
                                                                           1997.
Combidex          Diagnosis of       Guerbet (Western   Phase III          Phase III
                  lesions of the     Europe and         liver/spleen       clinical trials
                  liver, spleen and  Brazil), Eiken     trial completed    for lymphatic
                  lymphatic system,  (Japan)            in 1996. Phase II  imaging began in
                  as well as blood                      clinical trials    Europe in 1996.
                  flow in MRA                           for MRA and Phase
                                                        III for lymph
                                                        nodes currently
                                                        under way.
GastroMARK        Marking of the     Guerbet (Western   FDA approval       Approved and
                  bowel in           Europe and         received in        marketed in many
                  abdominal imaging  Brazil),           December 1996.     European
                                     Mallinckrodt                          countries,
                                     (United States,                       including France.
                                     Canada and                            Approved in
                                     Mexico)                               Canada.
TARGETED DRUG DELIVERY PRODUCTS
AraAMP-
arabinogalactan
conjugate         Therapeutic for    --                 Pre-clinical       Phase I Clinical
                  hepatitis B                           research           trials began in
                                                        completed.         Germany in July
                                                                           1996.
                                                                           Discontinued in
                                                                           December 1996 due
                                                                           to inadequate
                                                                           patient
                                                                           enrollment after
                                                                           testing only two
                                                                           patients in the
                                                                           first five
                                                                           months.
Ribavirin-
arabinogalactan
conjugate         Therapeutic for    --                 Pre-clinical       --
                  hepatitis C                           research in
                                                        progress.
----------------------------------------------------------------------------------------------------------

     "Phase I clinical trials" refers to the first phase of human pharmaceutical clinical trials in which testing for the safety and tolerance of the product is conducted on a small group of normal subjects. "Phase II clinical trials" and "Phase III clinical trials" refer to the second and third phases of human clinical trials, where preliminary dosing and efficacy studies are conducted and where additional testing for efficacy and safety is conducted on an expanded patient group. For a further description of the substantial regulatory requirements subsequent to the completion of preclinical testing, see "Government Regulation and Reimbursement."

     CONTRAST AGENTS

     Feridex I.V. The liver is a principal site for metastasis of primary cancer originating in other parts of the body, particularly cancer of the colon, a common cancer in the United States. Diagnosis of metastasis at an early stage can be difficult because small tumors are frequently not accompanied by detectable physical symptoms. Identification of metastatic tumors in the liver has a significant impact on physicians' treatment plans for cancer. The Company believes that Feridex I.V. will allow for MRI scans of liver tumors that may not be visible with CT scanning or ultrasound, the most widely used techniques for liver imaging and that a substantial number of liver scans will now be done using MRI instead of, or in addition to, CT scanning and ultrasound.

     The Company received FDA approval to market Feridex I.V. in August 1996. Marketing of the product began in October 1996 by Berlex Laboratories in the United States. Feridex I.V. was approved in August 1994 by the European Union's (the "EU") Committee for Proprietary Medicinal Products and most of the member states of the EU have since issued local approvals to market the product. Guerbet has begun marketing the product in Europe. Eiken filed an application for Japanese regulatory approval in March 1994 and expects to receive an approval for marketing in 1997. Berlex Laboratories is the Company's exclusive marketing partner for Feridex I.V. in the United States. See "Licensing and Marketing Arrangements."

     Combidex. The Company believes that Combidex will be useful in diagnostic imaging of the liver, spleen and lymphatic system in MRA. Lymph nodes are frequently sites for metastases of different types of cancer, particularly breast cancer and prostate cancer, and efficient imaging of lymph nodes could play a major role in determining courses of treatment. There are currently no available noninvasive methods for distinguishing between lymph nodes enlarged by tumorous infiltration as opposed to inflammation. Since CT, the only imaging modality currently used for lymph nodes cannot distinguish between enlarged nodes and cancerous nodes, the current practice is to assume that enlarged nodes are cancerous and to perform a biopsy to establish their true status. The Company believes that Combidex will enable doctors using MRI to distinguish between cancerous and non-cancerous enlarged lymph nodes because its accumulation in normal lymph node tissue permits differentiation between normal and tumor-infiltrated nodes.

     The long circulating half-life of Combidex may also permit its use in analyzing the perfusion, or blood flow, in tissues such as the coronary arteries. Heart attacks and strokes can be caused by decreased blood flow and the Company believes that Combidex may be useful in delineating the areas of decreased blood flow or visualizing areas of vascular constriction whether before or after such a cardiovascular event. The Company also believes that Combidex can be used to identify tumors in the liver and spleen because tumors generally have different vascularity than the surrounding tissues.

     The Company is preparing an NDA for Combidex as a liver imaging agent, having completed Phase III trials, and hopes to submit the NDA to the FDA in 1997. Phase III trials in imaging of lymph nodes and Phase II trials in MRA are currently in progress.

     Of the approximately 459 patients and subjects who were administered Combidex during its product development, one suffered an allergic reaction and died in January 1996. There can be no assurance that this death or any subsequent death that may occur during the clinical trials for this product would not have an adverse effect on the Company's ability to continue clinical trials or obtain regulatory approvals for Combidex or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has granted exclusive rights to manufacture, market and sell Combidex in Japan to Eiken and an exclusive right to market and sell Combidex in Western Europe and Brazil to Guerbet. See "Licensing and Marketing Arrangements."

     GASTROMARK. MRI imaging of organs and tissues in the abdomen without contrast agents is difficult because these organs and tissues cannot be easily distinguished from the loops of the bowel. GastroMARK, the Company's oral contrast agent for marking of the bowel, when ingested, flows through and darkens the bowel. By more clearly identifying the intestinal loops, GastroMARK improves visualization of adjacent abdominal tissues, including the pancreas and pelvis.

     The Company received FDA marketing approval for GastroMARK in December 1996. The Company has granted Mallinckrodt the exclusive right to co-market GastroMARK in the United States, Canada and Mexico. The Company has licensed the manufacturing and marketing rights to GastroMARK on an exclusive basis to Guerbet in Western Europe and Brazil. During fiscal 1993, Guerbet received marketing approval for the product in several European countries including France, and marketing of the product in Europe has begun. In addition, GastroMARK was approved for marketing in Canada in 1996. See "Licensing and Marketing Arrangements."

     TARGETED DRUG-DELIVERY PRODUCTS

     The Company believes that arabinogalactan will prove useful in delivering therapeutic pharmaceuticals to the liver because of its lack of toxicity and high specificity for hepatocytes. The Company began Phase I clinical trials for the AraAMP conjugate in Germany in July 1996. This trial was terminated in December 1996 due to inadequate enrollment of patients.

     The Company believes that the delivery and use enhancements seen when AraAMP is attached to arabinogalactan may be obtainable with other therapeutic agents. The attachment of a variety of therapeutic agents to arabinogalactan, such as ribavirin and acyclovir, is an active area of research for Advanced Magnetics and may lead to a series of arabinogalactan-based pharmaceuticals for the treatment of such liver diseases as hepatitis B, hepatitis C, hepatitis D and liver cancer.

LICENSING AND MARKETING ARRANGEMENTS

     BERLEX. In February 1995, the Company entered into a license and marketing agreement and supply agreement with Berlex, granting Berlex exclusive marketing rights to Feridex I.V. in the United States. The Company is responsible for performing all work necessary to obtain FDA approval for commercial marketing of Feridex I.V. in the United States. Under the terms of the agreements, Berlex paid a $5,000,000 license fee upon execution of the agreements and paid an additional $5,000,000 license fee in October 1996 upon the Company's delivery of FDA-approved product to Berlex. In addition, the Company will receive payments for manufacturing the agent and royalties on future sales of the agent. These agreements expire in 2010 but can be terminated earlier upon the occurrence of certain specified events.

     GUERBET. In 1987, the Company entered into a supply and distribution agreement with Guerbet. Under this agreement, Guerbet has been appointed the exclusive distributor of Feridex I.V. in Western Europe (under the tradename Endorem) and Brazil. Guerbet is responsible for conducting clinical trials and securing the necessary regulatory approvals in the countries in its territory. Guerbet paid the Company license fees and is required to pay royalties based on sales. The Company is entitled to receive an additional percentage of Guerbet's sales in return for selling to Guerbet its requirements for the active ingredient used in Feridex I.V. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals are obtained in France.

     In 1989, the Company entered into a second supply and distribution agreement with Guerbet granting Guerbet an exclusive right in Western Europe (under the tradename Lumirem) and Brazil to manufacture and sell GastroMARK and any future Advanced Magnetics MRI contrast agents that Guerbet decides to market, including Combidex. Under the terms of this second distribution agreement, Guerbet paid the Company a license fee in 1989. In addition, Guerbet will pay the Company both royalties and a percentage of net sales as the purchase price for the active ingredient. The Company is required to sell to Guerbet its requirements for the active ingredient used in the contrast agents. The agreement is perpetual but terminable upon specified events such as nonperformance, insolvency or assignment without consent.

     MALLINCKRODT. In 1990, the Company entered into a manufacturing and distribution agreement for GastroMARK with Mallinckrodt Medical, Inc. Under this agreement, Mallinckrodt received the exclusive right to manufacture and co-market GastroMARK in the United States, Canada and Mexico. The Company may also sell the product through its own direct sales personnel. Mallinckrodt has paid $1,350,000 under the contract and agreed to pay $500,000 on FDA approval of the NDA. Additionally, the Company will receive royalties based on Mallinckrodt's GastroMARK sales and a percentage of sales for supplying the active ingredient. The agreement is perpetual but terminable upon specified events such as nonperformance, insolvency or assignment without consent.

     EIKEN. In 1988, the Company entered into a manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right to manufacture and distribute Feridex I.V. in Japan. Eiken is responsible for conducting clinical trials and securing the necessary regulatory approval in Japan. Under the terms of the agreement, Eiken paid the Company a license fee of $1,500,000. In addition, Eiken is required to pay royalties based upon sales. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals are obtained.

     In 1990, the Company entered into a manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right in Japan to manufacture and distribute GastroMARK and Combidex. In addition, for a period of 180 days after the Company files an NDA for any future Advanced Magnetics MRI contrast agents, Eiken has the right of first refusal to manufacture and distribute such product in Japan. Upon execution of this agreement, Eiken paid the Company a license fee of $1,000,000. Additionally, Eiken agreed to pay the Company royalties on sales of all products sold by Eiken under the agreement. The agreement is perpetual but terminable upon specified events such as nonperformance, insolvency or assignment without consent. Due to market conditions in Japan, Eiken has decided not to market GastroMARK.

     SQUIBB DIAGNOSTICS. In 1991, the Company entered into agreements with Squibb Diagnostics, a division of Bristol-Myers Squibb Co. ("Squibb Diagnostics") covering certain technology and the manufacturing and marketing of certain contrast agents including Combidex, which agreements have been terminated. Under agreements returning the products and technology rights to Advanced Magnetics, the Company is obligated to pay Squibb Diagnostics up to a maximum of $2,000,000 and $2,750,000 in royalties in connection with product sales of an arabinogalactan receptor-mediated contrast agent and Combidex, respectively.

MANUFACTURING AND SUPPLY ARRANGEMENTS

     The Company's Cambridge, Massachusetts facility is registered with the FDA and is subject to "Good Manufacturing Practices" ("GMP") as prescribed by the FDA. The Company currently manufactures Feridex I.V. bulk product for sale to Guerbet, manufactures Feridex I.V. finished product for sale to Berlex and GastroMARK bulk product for sale to Guerbet and Mallinckrodt. The Company also manufactures Combidex for pre-clinical and clinical testing. The Company expects to utilize contract manufacturers from time to time if appropriate.

     The manufacture of the Company's therapeutic products currently in research and development would require the continuous availability of commercial grade arabinogalactan, a naturally occurring polysaccharide that is commercially available, which the Company purifies at its Cambridge facility into a pharmaceutical grade material.

PATENTS AND TRADE SECRETS

     The Company considers the protection of its technology to be material to its business. The Company's policy is to aggressively protect its competitive technology position by a variety of means, including applying for patents in the United States and in appropriate foreign countries. The Company has been granted 25 United States patents and has pending several patent applications. The Company has filed counterpart patent applications in several foreign countries. In addition, the Company is a party to various license agreements, including nonexclusive cross-licensing arrangements covering MRI imaging technology with Nycomed Imaging A.S. of Oslo, Norway ("Nycomed") and Schering AG ("Schering"). The Company's proprietary position depends in part on these licenses, and termination of the licenses for any reason could have a material adverse effect on the Company by limiting or prohibiting the commercial sale of its products. Although the Company believes that further patents will be issued on pending applications, no assurance to this effect can be given.

     The patent positions of pharmaceuticals and biopharmaceutical firms, including Advanced Magnetics, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide the Company with competitive advantages or will not be challenged by others, or that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to commercialize its products.

     The Company believes it has a strong intellectual property position regarding arabinogalactan for use in targeting therapeutic compounds. It has three U.S. patents and a notice of allowance for a European patent covering the delivery of therapeutic agents with arabinogalactan. A fourth patent covering the use of arabinogalactan with radiotherapy has issued in the United States. Additional therapeutic applications are pending, but there is no assurance that any additional patents will issue to the Company.

     The Company also intends to rely on its trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain and develop its competitive position. Although the Company seeks to protect its proprietary information, there can be no assurance that others will not independently develop the same or similar information, design around the patents, obtain unauthorized access to the Company's proprietary information or misuse information to which the Company has granted access. Litigation may be necessary to enforce any patents issued to the Company or to determine the scope of other person's proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change. The Company expects competition in the development of new MRI contrast agents to increase substantially. Certain companies, including the Company's collaborators, which have greater human and financial resources dedicated to product development and clinical testing than the Company, are developing MRI contrast agents. The Company's collaborators are not restricted from developing and marketing competing products and as a result of certain cross license agreements among the Company and certain of its competitors (including one of its collaborators), the Company's competitors will be able to utilize certain of the Company's technology in the development of competing products. There can be no assurance that the Company will be able to compete successfully with these companies.

     The Company believes that its ability to compete successfully in the MRI contrast agent market will depend on a number of factors including the development of efficacious products, timely receipt of regulatory approvals and product manufacturing at commercially acceptable costs. In addition, the Company's MRI contrast agents represent a new approach to imaging certain organs and market acceptance of both MRI as an appropriate technique for such organs and the Company's products as part of such imaging is critical to the success of its contrast agent products. Although the Company believes that its contrast agents will offer advantages over competing MRI, CT or X-ray contrast agents, there can be no assurance that there will be greater acceptance of its products over other contrast agents. In addition, to the extent that other diagnostic techniques such as CT and X-ray may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI could have an adverse effect on the demand for the Company's contrast agent products. There can be no assurance that the Company will be able to successfully develop efficacious products, obtain timely regulatory approvals, manufacture products at commercially acceptable costs, gain satisfactory market acceptance or otherwise successfully compete in the future.

     There are several MRI contrast agents for imaging lesions of the liver in various phases of human testing in the United States and abroad. Schering has two products in development, Resovist, a carboxydextran superparamagnetic iron oxide formulation, and Eovist, a chelated gadolinium compound. The Company believes that Resovist is in Phase III trials in Europe and Japan and that Eovist has completed Phase II trials in Europe. Nycomed has filed an NDA for its MnDPDP product in the United States and Europe for MRI of liver lesions and has received an approvable letter from the FDA. The Company believes that Bracco S.p.A. is conducting Phase II trials in Europe for Gadolinium BOPTA, another chelated gadolinium compound for MR imaging of liver lesions.

     In the area of oral contrast agents, Pharmacyclics, Inc. filed an NDA in late 1995 for GADOLITE, its gadolinium-based product candidate, and Bracco S.p.A has filed an NDA in the United States for Lumenhance, its liposomal encapsulated oral manganese compound. The Company believes that GastroMARK, being first to market with a safe and effective product will have a major competitive advantage. There can be no assurance, however, that these competitive products or other products developed by the Company's competitors will not be more effective than any products developed by the Company or render the Company's technology obsolete.

     Many of these companies have substantially greater capital, research and development, manufacturing and marketing resources and experience than the Company and represent significant competition for Advanced Magnetics. Such companies may succeed in developing technologies and products that are more effective or less costly than any that may be developed by the Company and may also prove to be more successful than the Company in production and marketing. There can be no assurance that Advanced Magnetics will successfully develop any proposed drug delivery products, obtain required regulatory approvals or gain satisfactory market acceptance for such products. Furthermore, there can be no assurance that products developed by the Company's competitors will not be more effective than any products developed by the Company or render the Company's technology obsolete. The Company believes, however, that no single therapeutic will be effective for all patients with diverse liver diseases, and that low production costs will be a significant determinant of future success in the worldwide marketplace.

GOVERNMENT REGULATION AND REIMBURSEMENT

     The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are principally governed by FDA regulations in the United States and by comparable government regulations in foreign countries. Various federal, state and local statutes and regulations also govern or influence the research and development, manufacturing, safety, labeling, storage, record-keeping, distribution and marketing of such products. The process of completing pre-clinical and clinical testing and obtaining the approval of the FDA and similar health authorities in foreign countries to market a new drug product requires a significant number of years and the expenditure of substantial resources. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude the Company or its licensees or collaborators from marketing the Company's products or limit the commercial use of the products and will have a material adverse effect on the Company's business, financial condition and results of operations.

     The steps required by the FDA before a new human pharmaceutical product, including a contrast agent or therapeutic drug, may be marketed in the United States include: (a) pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies; (b) the submission to the FDA of a request for authorization to conduct clinical trials subject to an Investigational New Drug ("IND") exemption, to which the FDA must not object, before human clinical trials may commence; (c) adequate and well-controlled human-clinical trials to establish the safety and efficacy of the drug for its intended use; (d) submission to the FDA of an NDA; (e) approval and validation of manufacturing facilities and production uses of the pharmaceutical; and (f) review and approval of the NDA by the FDA before the drug product may be shipped or sold commercially.

     Pre-clinical tests include the laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Pre-clinical test results are submitted to the FDA as a part of the IND. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I involves the initial administration of the drug to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology and, if possible, early indications of effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the preliminary efficacy of the investigational drug for a specific clinical indication, to ascertain dose tolerance and the optimal dose range and to collect additional clinical information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable clinical safety profile in the targeted patient population, Phase III studies can be initiated to further establish safety and efficacy of the investigational drug in a broader sample of the target patient population. The results of the clinical trials together with the results of the pre-clinical tests and complete manufacturing information are submitted in an NDA to the FDA for approval. The FDA may suspend clinical trials at any point in this process if it concludes that patients are being exposed to an unacceptable health risk.

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

     If an NDA is submitted to the FDA, there can be no assurance that such application will be reviewed and approved by the FDA in a timely manner, if at all. Among the conditions for NDA approval is the requirement that a prospective manufacturer's manufacturing procedures conform to GMP requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor's third-party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Even after initial FDA approval has been obtained, further studies, including post-market studies, may be required to provide additional information. Results of such post-market programs may limit or expand the further marketing of the product. Even if initial marketing approval is granted, such approval may entail limitations on the indicated uses for which a product may be used and impose labeling requirements which may adversely impact the Company's ability to market its products. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     Among the conditions for NDA approval is the requirement that a prospective manufacturer's manufacturing procedures conform to GMP requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor's third-party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, GMP compliance. To supply product for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreements with the FDA. Failure to maintain compliance with GMP regulations and other applicable manufacturing requirements of various regulatory agencies could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also subject to foreign regulatory requirements governing development, manufacturing and sales of pharmaceutical products that vary widely from country to country. Approval of a drug by applicable regulatory agencies of foreign countries must be secured prior to the marketing of such drug in those countries. The regulatory approval process may be more or less rigorous from country to country and the time required for approval may be longer or shorter than that required in the United States.

     The Company is subject to regulation under local, state and Federal law regarding occupational safety, laboratory practices, handling of chemicals, environmental protection and hazardous substances control. The Company possesses a Byproduct Materials License from the Nuclear Regulatory Commission ("NRC") for receipt, possession, manufacturing and distribution of radioactive materials. The Company holds Registration Certificates from the United States Drug Enforcement Administration and the Commonwealth of Massachusetts Department of Public Health for handling controlled substances. The Company is registered with the United States Environmental Protection Agency ("EPA") as a generator of hazardous waste. All hazardous waste disposal must be made in accordance with EPA and NRC requirements. The Company is subject to the regulations of the Occupational Safety and Health Act and has in effect a safety program to assure compliance with these regulations.

     In both the United States and foreign markets, the Company's ability to commercialize its products successfully also depends in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products and products used for indications not approved by the FDA. If adequate reimbursement levels are not maintained by government and other third-party payors for the Company's products and related treatments, the Company's business, financial condition and results of operations may be materially adversely affected.

MAJOR CUSTOMERS

     No customer accounted for more than ten percent of the Company's revenues for the fiscal year ended September 30, 1996. Revenues in fiscal 1996, 1995 and 1994, from customers and licensees outside of the United States, principally in Europe, amounted to 3%, 23% and 3%, respectively, of the Company's total revenues.

EMPLOYEES

     As of December 16, 1996, the Company had approximately 61 full-time employees, 52 of whom were engaged in research and development. The Company's success depends in part on its ability to recruit and retain talented and trained scientific personnel. The Company has been successful to date in obtaining such personnel, but there can be no assurance that such success will continue.

     None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be excellent.

PRODUCT LIABILITY INSURANCE

     The use of any of the Company's potential products in clinical trials and the sale of any approved products may expose the Company to liability claims resulting from the use of products or product candidates. These claims might be made by customers (including corporate partners), clinical trial subjects, patients, pharmaceutical companies or others. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials. However, coverage is becoming increasingly expensive and no assurance can be given that the Company will be able to maintain insurance at a reasonable cost. There can be no assurance that the Company's insurance will provide sufficient amounts to protect the Company against losses due to liability that could have a material adverse effect on the Company's business, financial conditions and results of operations. The Company maintains product liability insurance covering the sale of its products approved for commercial marketing but there can be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future or that insurance coverage and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. A product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations, whether or not the plaintiffs in such claims ultimately prevail.

ITEM 2.  PROPERTIES:

     The Company's principal pharmaceutical manufacturing and research and development operations are located in a modern Company-owned building of approximately 25,000 square feet in Cambridge, Massachusetts. The Company has leased two additional premises in Cambridge of approximately 18,000 total square feet to be used for manufacturing, warehousing and executive office space. One lease expires on October 31, 1997 and the other lease expires on December 31, 1997. In addition, the Company has leased premises of approximately 5,200 square feet in Princeton, New Jersey used by the Company's clinical development group as a general business, sales and administrative office. This lease expires on September 30, 1997. The Company believes these facilities are adequate for its current and anticipated short-term needs and that it will be able to enter into lease extensions or to lease comparable space, if necessary. However, the acquisition and required regulatory approvals for additional pharmaceutical manufacturing space can be time consuming and expensive. There is no assurance that if the Company desired to expand its manufacturing capacity it would be able to do so on a timely basis, if at all.

ITEM 3.  LEGAL PROCEEDINGS:

     The Company and certain of its officers were sued in an action entitled David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman, and Lee Josephson, Civil Action No. 92-12157-WGY, in the United States District Court for the District of Massachusetts on September 3, 1992. The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on certain of the Company's patents and on pending applications, and seeks injunctive relief and unspecified damages. In addition, the complaint also alleges state law claims for breach of contract, breach of good faith and fair dealing, breach of implied contract, misappropriation of trade secrets, conversion, negligent misrepresentation, misrepresentation, unjust enrichment and unfair trade practices. The District Court has held that the plaintiff cannot succeed on both his claims to correct inventorship under federal law and his state law claims as these claims are mutually exclusive. The plaintiff appealed the District Court's analysis of the federal law to the United States Court of Appeals for the Federal Circuit. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously if it is reopened. There can be no assurance, however, that the Company will be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on the Company's future business, financial condition and results of operations.

     The Company and certain of its officers were sued in David D. Stark v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment and unfair trade practices that were originally dismissed by, but later remanded to, the Federal Court in the above-mentioned action, as well as a new count alleging tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. The Superior Court has stayed the action. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. There can be no assurance, however, that the Company will be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on the Company's future business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the company's security holders during the quarter ended September 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

     The Company's common stock is listed on the American Stock Exchange under the symbol AVM. The table below sets forth the high and low sales price of the Company's common stock on the American Stock Exchange for the fiscal quarters of 1996 and 1995.

                                                                FISCAL QUARTER
                                                     -------------------------------------
                                                     FIRST     SECOND     THIRD     FOURTH
                                                     -----     ------     -----     ------
        1996
        High.......................................  $29 1/2    $30       $23       $19 7/8
        Low........................................  $24        $19 1/2   $16 1/8   $16 1/4

        1995
        High.......................................  $16 3/4    $19 1/4   $23 3/8   $29
        Low........................................  $13 1/4    $14 1/4   $17 1/2   $21

     On December 16, 1996 there were approximately 306 shareholders of record. The Company believes that the number of beneficial holders of Common Stock exceeds 2,300. The last reported sale price of the Common Stock on December 16, 1996 was $15.375 per share. The Company has never declared or paid a cash dividend on its capital stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA:

     The selected financial data set forth below has been derived from the audited financial statements of the Company. This information should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein.

                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                   ------------------------------------------------------------------
                                      1996          1995          1994         1993          1992
                                   -----------   -----------   ----------   -----------   -----------
Statement of Operations Data:
Revenues:
  License fees...................  $        --   $ 5,000,000   $5,505,000   $ 1,010,000   $ 1,550,000
  Royalties......................       50,000       189,493       15,924       906,138     1,313,532
  Product sales..................       12,762     2,120,457      280,975     3,836,300     4,062,299
  Contract research and
     development.................        6,810            --           --       402,911       810,881
  Interest, dividends and net
     gains and losses on sales of
     securities..................    1,761,450     2,287,311    1,845,005     2,823,102     2,513,000
                                   -----------   -----------   ----------   -----------   -----------
          Total revenues.........    1,831,022     9,597,261    7,646,904     8,978,451    10,249,712
Costs and Expenses:
  Cost of product sales..........        2,550       425,187       54,983     1,525,564     1,736,949
  Contract research and
     development expenses........           --            --           --       193,391       607,163
  Company-sponsored research and
     development expenses........    9,671,897     8,601,791    6,621,929     6,863,229     5,431,911
  Charge (credit) for purchase of
     in-process research and
     development*................           --      (380,000)     760,000            --            --
  Selling, general and
     administrative expenses.....    1,871,568     1,759,348    1,963,480     2,777,840     2,201,633
                                   -----------   -----------   ----------   -----------   -----------
          Total costs and
            expenses.............   11,546,015    10,406,326    9,400,392    11,360,024     9,977,656

                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                   ------------------------------------------------------------------
                                      1996          1995          1994         1993          1992
                                   -----------   -----------   ----------   -----------   -----------
Other Income:
  Gain on sale of in vitro
     product line**..............           --     3,404,527    2,649,580            --            --
                                   -----------   -----------   ----------   -----------   -----------
  Income (loss) before provision
     for income taxes and
     cumulative effect of
     accounting change...........   (9,714,993)    2,595,462      896,092    (2,381,573)      272,056
  Income tax provision...........           --       400,000        8,000            --            --
                                   -----------   -----------   ----------   -----------   -----------
  Income (loss) before cumulative
     effect of accounting
     change......................   (9,714,993)    2,195,462      888,092   $(2,381,573)  $   272,056
  Cumulative effect of accounting
     change......................           --       117,540           --            --            --
                                   -----------   -----------   ----------   -----------   -----------
  Net income (loss)..............  $(9,714,993)  $ 2,313,002   $  888,092   $(2,381,573)  $   272,056
                                   ===========   ===========   ==========   ===========   ===========
  Income (loss) per share before
     cumulative effect of
     accounting change...........  $     (1.44)  $       .32   $      .13   $      (.36)  $       .04
  Cumulative effect of accounting
     change......................           --           .02           --            --            --
                                   -----------   -----------   ----------   -----------   -----------
  Net income (loss) per share....  $     (1.44)  $       .34   $      .13   $      (.36)  $       .04
                                   ===========   ===========   ==========   ===========   ===========
  Weighted average number of
     common and common equivalent
     shares......................    6,762,748     6,870,839    6,806,525     6,651,061     6,759,882
                                   -----------   -----------   ----------   -----------   -----------

---------------
* In August 1994, the Company reacquired the development and marketing rights to the MRI contrast agent Combidex previously licensed to Squibb Diagnostics, a Division of Bristol Myers Squibb Company Inc., and recorded a related $760,000 charge for the purchase of in-process research and development. In the first fiscal quarter of 1995, a credit for $380,000 was recorded to the purchase of in-process research and development.

** On October 15, 1993, the Company sold its in vitro product line to PerSeptive
   Biosystems, Inc.

                                                           AT SEPTEMBER 30,
                                  -------------------------------------------------------------------
                                     1996          1995          1994          1993          1992
                                  -----------   -----------   -----------   -----------   -----------
Balance Sheet Data:
  Working capital...............  $33,605,818   $41,985,100   $38,891,406   $37,547,326   $40,911,752
                                  -----------   -----------    ----------   -----------   -----------
  Total assets..................  $41,066,373   $50,843,222   $46,672,700   $45,877,548   $48,127,736
                                  -----------   -----------    ----------   -----------   -----------
  Stockholders' equity..........  $40,132,545   $49,071,072   $45,451,475   $44,654,428   $47,085,724
                                  -----------   -----------    ----------   -----------   -----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

     Since its inception in November 1981, Advanced Magnetics, Inc., (the "Company") has focused its efforts on developing its core superparamagnetic iron oxide particle technology to develop magnetic resonance imaging ("MRI") contrast agents and its core polysaccharide technology for targeted delivery of therapeutics. The Company has funded its operations with cash from license fees from corporate partners, royalties, sales of its products, fees from contract research performed for third parties, the proceeds of financings and income earned on invested cash. The Company's success in the market for diagnostic and therapeutic products will depend, in part, on the Company's ability to successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace.

     The Company's operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: the timing of payments from corporate partners and research grants; the introduction of new products by the Company; the timing and size of orders from the Company's customers; and the acceptance of the Company's products. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and there can be no assurance that the Company will maintain profitability or that revenue growth can be sustained in the future.

     A substantial portion of the Company's expenses consists of research and development expenses. The Company expects its research and development expenses to increase as it funds additional clinical trials and associated toxicology and pharmacology studies and as it devotes resources to developing additional contrast agents and its targeted drug delivery programs.

SALE OF IN VITRO PRODUCT LINE

     On October 15, 1993 the Company sold its in vitro product line to PerSeptive Biosystems, Inc. ("PerSeptive") for 151,759 shares of PerSeptive common stock which was worth $4,156,674 as of that date, plus an additional earn-out amount based on the results of fiscal 1995. The amount of the earn-out at September 30, 1995 was $3,404,527 which PerSeptive satisfied by issuing 373,080 shares of PerSeptive common stock. The Company recognized pre-tax gains on this sale of $3,404,527 and $2,649,580 in fiscal 1995 and 1994, respectively. As of the end of fiscal 1996, the Company had sold all of its holdings of PerSeptive common stock.

RESULTS OF OPERATIONS
FISCAL 1996 COMPARED TO FISCAL 1995

     Revenues

     Total revenues for the fiscal year ended September 30, 1996 were $1,831,022 compared to $9,597,261 for the fiscal year ended September 30, 1995.

     There were no license fee revenues for the fiscal year ended September 30, 1996 compared to $5,000,000 for the fiscal year ended September 30, 1995. The Company received a non-refundable $5,000,000 license fee on February 1, 1995 from Berlex Laboratories, Inc. ("Berlex") under an agreement (the "Berlex Agreement") granting Berlex a product license and exclusive marketing rights to the Company's Feridex I.V. MRI contrast agent in the United States. On September 3, 1996, the Company and Berlex announced that the United States Food and Drug Administration ("FDA") granted marketing approval for Feridex I.V. The Company received a $5,000,000 milestone payment from Berlex on October 15, 1996 as a result of Berlex's market launch of Feridex I.V. in the United States.

     Royalties for the fiscal year ended September 30, 1996 were $50,000 relating to product sales in Europe by Guerbet, S.A. ("Guerbet")of the Company's Feridex I.V. (marketed in Europe under the trade name Endorem) and GastroMARK (marketed in Europe under the trade name Lumirem) MRI contrast agents. Royalties of $50,000 in the fiscal year ended September 30, 1996 as compared with $189,493 in fiscal 1995 reflect lower sales in Europe of Feridex I.V., the Company's liver imaging agent, in the 1996 fiscal year.

     Product sales for the fiscal year ended September 30, 1996 were $12,762 compared to $2,120,457 for the fiscal year ended September 30, 1995 which resulted primarily from the initial product launch by Guerbet in Europe of Feridex I.V. in the 1995 fiscal year. Although Guerbet marketed and sold the Company's product during fiscal 1996, a sufficient level of inventory from 1995 existed to satisfy 1996 current customer needs.

     Interest, dividends and gains and losses on sales of securities resulted in revenues of $1,761,450 for the fiscal year ended September 30, 1996 compared to $2,287,311 for the fiscal year ended September 30, 1995.

Interest income for the fiscal year ended September 30, 1996 was $1,400,597 compared to $1,644,328 for the fiscal year ended September 30, 1995. The decrease was primarily due to the maturity of United States Treasury Notes and lower interest rates earned on money market accounts in fiscal 1996. Dividend income of $354,500 for the year ended September 30, 1996 was $233,516 less than the $588,016 for the fiscal year ended September 30, 1995. The decrease was primarily due to a reduction in funds invested in dividend paying preferred stock. There was a net gain on sales of securities of $6,353 for the fiscal year ended September 30, 1996 compared to a net gain of $54,967 for the fiscal year ended September 30, 1995.

     Costs and Expenses

     The cost of product sales for the fiscal year ended September 30, 1996 was $2,550 compared to $425,187 for the fiscal year ended September 30, 1995. The cost of product sales for the fiscal year ended September 30, 1995 related primarily to the introduction in Europe of Feridex I.V. The cost of product sales for both fiscal years was 20% of product sales. Research and development expenses for the fiscal year ended September 30, 1996 were $9,671,897, an increase of 12% compared to $8,601,791 for the fiscal year ended September 30, 1995. The increase was primarily a result of costs associated with Phase III human clinical trials for the Company's Combidex contrast agent used in imaging lymph nodes, liver, spleen and blood perfusion and pre-clinical developments of the Company's targeted drug delivery programs. In addition, the Company made payments of $725,000 in accordance with its agreements to license technology from third parties, of which $400,000 was based on the achievement of certain milestones.

     Selling, general and administrative expenses for the fiscal year ended September 30, 1996 were $1,871,568, an increase of 6% from $1,759,348 for the fiscal year ended September 30, 1995. The increase was primarily attributable to the write-off of expenses associated with a proposed, but later terminated, public offering of the Company's common stock.

     Other

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the fiscal year ended September 30, 1995. As a result, the Company recorded a cumulative effect of accounting change of $117,540 during the year ended September 30, 1995.

     Income Taxes

     There was no income tax provision for the fiscal year ended September 30, 1996 due to an operating loss. The income tax provision for the fiscal year ended September 30, 1995 was $400,000. The tax rate was lower than the 34% statutory rate as a result of the tax benefit of temporary differences and dividend income exclusions.

     Earnings

     In the fiscal year ended September 30, 1996, the Company recorded a net loss of $9,714,993 or $1.44 per share. In the fiscal year ended September 30, 1995, the Company recorded a net profit of $2,195,462 or $.32 per share before the cumulative effect of accounting change. Including the cumulative effect of accounting change of $117,540 or $.02 per share, net income was $2,313,002 or $.34 per share for the fiscal year ended September 30, 1995.

RESULTS OF OPERATIONS
FISCAL 1995 COMPARED TO FISCAL 1994

     Revenues

     Total revenues for the fiscal year ended September 30, 1995 increased 26% to $9,597,261 from $7,646,904 for the fiscal year ended September 30, 1994.

     License fee revenues for the fiscal year ended September 30, 1995 were $5,000,000 compared to $5,505,000 for fiscal year ended September 30, 1994. The Company received a non-refundable $5,000,000 license fee on February 1, 1995 from Berlex under the Berlex Agreement. License fee revenues for the fiscal year ended September 30, 1994 included a non-refundable license fee of $3,000,000 paid by Squibb Diagnostics, a division of Bristol-Myers Squibb Co. ("Squibb Diagnostics") and a non-refundable milestone license fee of $2,500,000 paid by Sterling Winthrop, Inc., a subsidiary of Eastman Kodak Company ("Sterling"). On October 6, 1994, the Company terminated its marketing and distribution agreement with Sterling for Feridex I.V. as a direct result of the sale by Sterling of its prescription pharmaceuticals business. The agreement with Sterling was not assignable without the Company's consent which was not granted.

     Product sales for the fiscal year ended September 30, 1995 were $2,120,457 compared to $280,975 for the fiscal year ended September 30, 1994. Product sales increased as a result of $2,013,869 of Feridex I.V. contrast agent sales to Guerbet, the Company's European licensee. Product sales of $280,975 for the fiscal year ended September 30, 1994 were primarily attributable to the sale of GastroMARK to Guerbet.

     Royalties for the fiscal year ended September 30, 1995 were $189,493 compared to $15,924 for the fiscal year ended September 30, 1994. The royalties were earned on Guerbet's European product sales of Feridex I.V. and GastroMARK contrast agents.

     Interest, dividends and gains and losses on sales of securities resulted in revenues of $2,287,311 in the fiscal year ended September 30, 1995 compared to revenues of $1,845,005 in the fiscal year ended September 30, 1994. These amounts include interest and dividends of $2,232,345 for the fiscal year ended September 30, 1995 compared to $1,801,436 for the fiscal year ended September 30, 1994. The increase was primarily a result of an increase in interest revenue from the purchase of United States Treasury Notes. Net gains from the sale of marketable securities were $54,966 for the fiscal year ended September 30, 1995 compared to a net gain of $161,109 in the fiscal year ended September 30, 1994. There were net unrealized losses of $117,540 resulting from an adjustment to the carrying value of marketable securities from cost to market during fiscal 1994. In the first fiscal quarter ended December 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and recorded a cumulative effect of the accounting change of $117,540, including the reversal of the reserve for the carrying value of marketable securities.

     Cost and Expenses

     The cost of product sales for the fiscal year ended September 30, 1995 was $425,187 compared to $54,983 for the fiscal year ended September 30, 1994. The cost of product sales as a percentage of product sales remained constant at 20% for both fiscal years. Research and development expenses for the fiscal year ended September 30, 1995 were $8,601,791, an increase of 30% compared to $6,621,929 for the fiscal year ended September 30, 1994. The increase in research and development expenses was primarily due to expenditures for the human clinical trials of Combidex and pre-clinical development of the Company's targeted drug delivery programs. In addition, in fiscal 1995, the Company recorded a credit of $380,000 to the purchase of in-process research and development as a result of a modification of a prior agreement (see footnote O to the financial statements). Selling, general and administrative expenses for the fiscal year ended September 30, 1995 were $1,759,348, a decrease of 10% from $1,963,480 for the fiscal year ended September 30, 1994. The decrease was primarily due to a decrease in legal and consulting fees.

     Gain on Sale of In Vitro Product Line

     On October 15, 1993, the Company sold its in vitro product line to PerSeptive for $4,156,674 in PerSeptive common stock, plus an earn-out based on PerSeptive's 1995 in vitro product line revenues. The Company recognized a pre-tax gain of $2,649,580 in the fiscal year ended September 30, 1994. The amount of the earn-out at September 30, 1995 was $3,404,527. Accordingly, the Company recognized a pre-tax gain of $3,404,527 and recorded an account receivable in the fourth quarter of fiscal 1995.

     Income Taxes

     The income tax provision for the fiscal year ended September 30, 1995 was $400,000. The tax rate was lower than the 34% statutory rate as a result of a tax benefit of temporary differences and dividend income exclusions. For the fiscal year ended September 30, 1994, the income tax provision was $8,000.

     Earnings

     In the fiscal year ended September 30, 1995, the Company recorded a net profit of $2,195,462 or $.32 per share before the cumulative effect of accounting change. Including the cumulative effect of accounting change of $117,540 or $.02 per share, net income was $2,313,002 or $.34 per share for the fiscal year ended September 30, 1995 compared to net income of $888,092 or $.13 per share for the fiscal year ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company's cash equivalents totaled $10,805,842, representing an increase of $9,739,423 from September 30, 1995. In addition, the Company had marketable securities of $23,271,169 at September 30, 1996 as compared to $36,561,263 on September 30, 1995. Net cash used in operating activities was $7,424,117 in the fiscal year ended September 30, 1996 compared to net cash used in operating activities of $1,858,766 in the fiscal year ended September 30, 1995. The increase in cash used in operating activities was due primarily to an increase in the net loss for the year ended September 30, 1996. Cash provided by investing activities was $17,330,928 for the fiscal year ended September 30, 1996 compared to $3,850,553 used in investing activities in the fiscal year ended September 30, 1995. Cash provided by investing activities in the fiscal year ended September 30, 1996 included the proceeds of $9,499,911 from maturing United States Treasury notes and $10,727,188 from the sale of marketable securities. Offsetting these proceeds was the purchase of marketable securities of $2,378,934 in the fiscal year ended September 30, 1996. Cash used in investing activities in the fiscal year ended September 30, 1995 included the purchase of marketable securities of $6,703,475. Proceeds from United States Treasury notes maturing was $3,000,000 and proceeds from the sale of marketable securities was $1,385,830 in the first year ended September 30, 1995. Cash used in financing activities was $167,338 for the fiscal year ended September 30, 1996 and included proceeds of $308,957 from the issuances of common stock offset by the purchase of 26,200 shares of the Company's common stock on the open market for $476,345. In May 1996, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock on the open market at prevailing market prices.

     Capital expenditures in the fiscal year ended September 30, 1996 were $466,452 compared to $1,484,382 in the fiscal year ended September 30, 1995. Capital expenditures in the fiscal year ended September 30, 1995 included an upgrade to the Company's magnetic resonance imaging equipment and furnishings and equipment associated with the establishment of the Clinical Development Group in the Company's Princeton, New Jersey office. Expenditures of $466,452 in the fiscal year ended September 30, 1996 continued the Company's efforts to upgrade existing equipment. The Company has no current commitment for any significant expenditures on property, plant and equipment. The Company expects that expenditures for research and development for fiscal 1997 will continue to increase due to human clinical trials for the Company's development stage contrast agents and targeted delivery of therapeutics.

     Management believes that funds for future needs can be generated from existing cash balances, cash generated from investing activities and cash generated from operations. In addition, the Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements. There can be no assurance, however, that funding will be available on terms acceptable to the Company, if at all.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," is effective for fiscal years beginning after December 15, 1995. This statement establishes financial accounting and reporting standards for stock based employee compensation plans. While the Company is reviewing the adoption and impact of this statement, it expects to adopt the "disclosure only" alternative and accordingly this standard will have no impact on the Company's results of operations or its financial position.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-K that are not historical facts (including, but not limited to statements contained in this Item 7 relating to liquidity and capital resources) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

     Early Stage of Product Commercialization; Uncertainty of Product Development. The Company has not generated significant revenues from the sale of its products. Feridex I.V. and GastroMARK have only recently been approved for sale in the United States, and the sale of Feridex I.V. and GastroMARK has only recently begun in certain European countries. While the Company is conducting human clinical testing of Combidex, this product and the Company's other product candidates, in particular its targeted therapeutic products, will require significant additional research and development efforts, including extensive human clinical testing, prior to submission of any regulatory application for commercial sale of such products. Such products are not expected to be commercially available for several years, if at all. The development of new pharmaceutical products is highly uncertain and no assurance can be given that any of the Company's development programs will be completed successfully, that required regulatory approvals will be obtained on a timely basis, if at all, or that any product, including Feridex I.V., will be commercially successful.

     The Company's long term viability and growth will depend on the successful commercialization of products resulting from its research activities. If any of the Company's development programs are not completed successfully, required regulatory approvals are not obtained or products for which approvals are obtained are not commercially successful, the Company's business, financial condition and results of operations could be materially adversely affected.

     Need for Future Funding; Uncertainty of Access to Capital. The Company has expended and will continue to expend substantial funds to complete the research, development, clinical trials, regulatory approvals and other activities through final commercialization of its products. It is possible that the Company may need additional financing to satisfy its capital and operating requirements relating to the development, manufacturing and marketing of its products. The Company may seek such financing through arrangements with collaborative partners and through public or private sales of the Company's securities, including equity securities. No assurance can be given that such financing will be available to the Company on acceptable terms, if at all. Any additional equity financings could be dilutive to the Company's stockholders. If adequate additional funds are not available, the Company may be required to curtail significantly one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its products and product candidates on terms that it might otherwise find unacceptable.

     Government Regulation; No Assurance of Regulatory Approval. Prior to marketing, every product candidate must undergo an extensive regulatory approval process in the United States and in every country in which the Company intends to test and market its product candidates and products. This regulatory process includes testing and clinical trials of such product candidate to demonstrate safety and efficacy and can require many years and the expenditure of substantial resources in the United States and in foreign countries in which approval is sought. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays and related costs in obtaining regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operation. Although the Company has received approval in the United States and in certain foreign countries to market Feridex I.V. and GastroMARK, there can be no assurance that further regulatory approvals will be obtained for any products developed by the Company. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay and may preclude the Company or its licensees or other collaborators from marketing the Company's products or limit the commercial use of the products and could have a material adverse effect on the Company's business, financial condition and results of operations.

     Regulatory approvals may entail limitations on the indicated uses of such products and impose labeling requirements which may adversely impact the Company's ability to market its products. Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing regulatory review. Noncompliance with regulatory requirements of the approval process at any stage may result in various adverse consequences, including the FDA's delay in approving or its refusal to approve a product, withdrawal of an approved product from the market or, under certain circumstances, the imposition of criminal penalties. Any such adverse consequences could have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainties Relating to Clinical Trials; Technological
Uncertainty. Before obtaining regulatory approvals for the commercial sale of any of its contrast agents or other product candidates, the Company must demonstrate through extensive preclinical testing and human clinical trials that the product is safe and efficacious. The results from preclinical testing and early clinical trials of products under development by the Company may not be predictive of results obtained in subsequent clinical trials. Clinical trials are often conducted with patients in the most advanced stages of disease. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to the product being tested, but which can nevertheless adversely affect clinical trial results or approvals by the FDA. Clinical testing of pharmaceutical product is itself subject to approvals by various governmental regulatory authorities. There can be no assurance that Advanced Magnetics will be permitted by regulatory authorities to commence or continue clinical trials. Any delays in or termination of the Company's clinical trial efforts could have a material adverse effect on the Company's business, financial condition and results of operations.

     Many of the Company's products are subject to technological uncertainty. Only two of the Company's products, Feridex I.V. and GastroMARK, have been approved for sale in the United States. Furthermore, the FDA has not approved the use of arabinogalactan as an intravenous delivery agent nor has it approved the use of vidarabine ("AraA") or vidarabine monophoshate for the treatment of hepatitis. There can be no assurance that this combination will receive regulatory approval for the treatment of any condition or disease. In addition, obtaining regulatory approval for products consisting of arabinogalactan connected to any other therapeutic compound may be more difficult than obtaining approval for a single compound because it could be more difficult to determine the safety and efficacy of the two compounds together. Furthermore, AraA has demonstrated unacceptable levels of toxicity when used in an unconjugated form in clinical trials for the treatment of hepatitis. The Company's MRI contrast agents may cause adverse reactions, including death, in certain persons under certain conditions. There can be no assurances that these factors will not adversely affect the development or commercialization of the Company's products.

     Dependence on Collaborative Relationships. The Company's strategy for the development and commercialization of its contrast agent product candidates is to enter into strategic alliances with various corporate partners, licensees, and other collaborators. In some cases, the Company is dependent upon these collaborators to conduct preclinical and clinical testing, to obtain regulatory approvals and to manufacture and market products. There can be no assurance that any revenues or profits will continue or that the Company will be able to enter into future collaborative relationships. If any of the Company's collaborators breaches its agreement with the Company or otherwise fails to perform, such event could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition and Risk of Technological Obsolescence. The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change. The Company has many competitors, many of which have substantially greater capital and other resources than the Company and represent significant competition for Advanced Magnetics. Such companies may succeed in developing technologies and products that are more effective or less costly than any that may be developed by the Company, and such companies may be more successful than the Company in developing, manufacturing and marketing products. In addition, the Company's MRI contrast agents represent a new approach to imaging certain organs, and market acceptance of both MRI as an appropriate imaging technique for such organs and the Company's products is critical to the Company's ability to compete successfully. There can be no assurance that the Company will be able to compete successfully in the future or that developments by others will not render the Company's products or product candidates or technologies obsolete or noncompetitive or that the Company's collaborators or customers will not choose to use competing technologies or products.

     Uncertainty Regarding Patents and Proprietary Rights. The patent positions of pharmaceutical and biopharmaceutical firms, including Advanced Magnetics, are generally uncertain and involve complex legal and factual questions. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biopharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. There can be no assurance as to the success or timeliness in obtaining any such patents, that the breadth of the claims obtained will provide any significant protection of the Company's technology, or that the degree of protection afforded by patents for licensed technologies or for future discoveries will be adequate to protect the Company's proprietary technology. Moreover, no assurance can be given that patents issued to Advanced Magnetics will not be contested, invalidated or circumvented. There can be no assurance that future patent interferences involving patents of either the Company or its licensors will not have a material adverse effect on the Company's business. Moreover, there can be no assurance that claims of infringement or violation of the proprietary rights of others will not be asserted against the Company. If Advanced Magnetics is required to defend against such claims or to protect its own proprietary rights against others, the Company may incur substantial costs which could have a material adverse effect on the Company's business, financial condition and results of operations.

     In the future, Advanced Magnetics may be required to obtain additional licenses to patents or other proprietary rights of others. There can be no assurance that any such licenses will be available on acceptable terms, if at all. The failure to obtain such licenses could result in delays in marketing the Company's products or the inability to proceed with the development, manufacturing or sale of product candidates requiring such licenses. In addition, the termination of any of the Company's existing licensing arrangements could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company's trade secrets will not otherwise become known or be independently discovered by its competitors. In addition, the Company cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights.

     Uncertainty of Third-Party Reimbursement. In both the United States and foreign markets, the Company's ability to commercialize its products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. In the United States, there has been, and the Company expects that there will continue to be, a number of federal and state proposals to reform the health care system. Significant uncertainty exists as to the reimbursement status of both newly-approved health care products and products used for indications not approved by the FDA. If adequate reimbursement levels are not maintained by government and other third-party payors for the Company's products and related treatments, the Company's business, financial condition and results of operations may be materially adversely affected.

     Limited Manufacturing Experience and Capacity. Advanced Magnetics has no experience in manufacturing targeted therapeutic products and limited experience in manufacturing contrast agents in commercial quantities. Currently, the Company manufactures bulk Feridex I.V. product for sale by Guerbet, Feridex I.V. finished product and GastroMARK bulk product in its Massachusetts facilities. These facilities are subject to current Good Manufacturing Practices ("GMP") regulations prescribed by the FDA. There can be no assurance that the Company will be able to continue to operate at commercial scale in compliance with the GMP regulations. Failure to operate in compliance with such GMP regulations and other applicable manufacturing requirements of various regulatory agencies could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company is dependent on contract manufacturers for the production of certain of its product candidates. In the event that the Company is unable to obtain or retain manufacturing for its product candidates, it will not be able to develop and commercialize its products as planned. There can be no assurance that the Company will be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with GMP and other regulatory requirements or that such manufacturer will be able to deliver required quantities of product that conform to specifications in a timely manner.

     Lack of Marketing and Sales History. Advanced Magnetics has no experience in marketing and selling its current products and product candidates and relies on its corporate partners to market and sell certain products. In order to achieve commercial success for any product candidate approved by the FDA for which the Company does not have a marketing partner, Advanced Magnetics may have to enlarge and expand its marketing and sales force or enter into arrangements with others to market and sell its products. There can be no assurance that Advanced Magnetics will be successful in attracting and retaining qualified marketing and sales personnel or that it will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. Furthermore, there can be no assurance that Advanced Magnetics or its corporate partners will be successful in marketing and selling the Company's products.

     Potential Product Liability; Uncertainties Related to Insurance. The use of any of the Company's product candidates in clinical trials and the sale of any approved products may expose the Company to liability claims resulting from the use of products or product candidates. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials. However, coverage is becoming increasingly expensive and no assurance can be given that the Company will be able to maintain insurance at a reasonable cost. Furthermore, there can be no assurance that the Company's insurance will provide sufficient coverage amounts to protect the Company against losses due to liability that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company presently maintains product liability insurance covering the sale of Feridex I.V., but there can be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any product presently being marketed or for any product approved for marketing in the future or that insurance coverage and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. A product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations, whether or not the plaintiffs in such claims ultimately prevail.

     Attraction and Retention of Key Employees. Because of the specialized nature of its business, Advanced Magnetics is highly dependent on its ability to attract and retain qualified scientific and technical personnel for the research and development activities conducted or sponsored by the Company. In addition, the Company is substantially dependent upon Jerome Goldstein, its Chairman of the Board, Chief Executive Officer and President. The loss of Mr. Goldstein, or other certain key executive officers could be detrimental to the Company. Furthermore, the Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, may require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The failure to attract and retain such personnel or to develop such expertise could adversely affect the Company's business, financial condition and results of operations.

     Volatility of Common Stock Price. The market prices for securities of biopharmaceutical and pharmaceutical companies, including the Company, have historically been highly volatile. Such fluctuations in operating results may cause the market price of the Company's Common Stock to be volatile. In addition, the market prices for securities of biopharmaceutical and pharmaceutical companies have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Various factors and events, including announcements by the Company or its competitors concerning technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, public concern regarding the safety of drugs developed by the Company or others, may have a significant impact on the market price of the Company's Common Stock and dividend policy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The Company's Financial Statements and related Report of Independent Accountants are presented in the following pages. The financial statements filed in this Item 8 are as follows:

     Report of Independent Accounts

     Financial Statements:

        Balance Sheets -- September 30, 1996 and 1995

        Statements of Operations -- Years ended September 30, 1996, 1995 and
        1994

        Statements of Stockholders' Equity -- Years ended September 30, 1996, 1995 and 1994

        Statements of Cash Flows -- Years ended September 30, 1996, 1995 and
        1994

        Reconciliation of Net Income to Net Cash Provided by Operating Activities -- Years ended September 30, 1996, 1995 and 1994

        Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     Not applicable.

                            ADVANCED MAGNETICS, INC.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants.....................................................      25
Balance Sheets........................................................................      26
Statements of Operations..............................................................      27
Statements of Stockholders' Equity....................................................      28
Statements of Cash Flows..............................................................      29
Reconciliation of Net Income to Net Cash Provided by Operating Activities.............      30
Notes to Financial Statements.........................................................      31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of Advanced Magnetics, Inc.:

     We have audited the accompanying balance sheets of Advanced Magnetics, Inc. (the "Company") as of September 30, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Magnetics, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note A to the financial statements, effective October 1, 1994, Advanced Magnetics, Inc. adopted the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
November 6, 1996

                            ADVANCED MAGNETICS, INC.

                                 BALANCE SHEETS

                                                                            SEPTEMBER 30,
                                                                      -------------------------
                                                                         1996          1995
                                                                      -----------   -----------
                                            ASSETS
Current Assets:
  Cash and cash equivalents.......................................    $10,805,842   $ 1,066,419
  Marketable securities (Note C)..................................     23,271,169    36,561,263
  Accounts receivable.............................................        149,235     5,884,542
  Recoverable income taxes (Note G)...............................             --        90,117
  Inventories (Note D)............................................        182,166        55,567
  Prepaid expenses................................................        131,234        99,342
                                                                      -----------   -----------
          Total current assets....................................     34,539,646    43,757,250
                                                                      -----------   -----------
Property, plant and equipment:
  Land............................................................        360,000       360,000
  Buildings.......................................................      4,320,766     4,320,766
  Laboratory equipment............................................      7,316,534     6,886,813
  Furniture and fixtures..........................................        553,149       516,418
                                                                      -----------   -----------
                                                                       12,550,449    12,083,997
  Less - accumulated depreciation and amortization................     (6,219,579)   (5,143,097)
                                                                      -----------   -----------
  Net property, plant and equipment...............................      6,330,870     6,940,900
                                                                      -----------   -----------
Other assets......................................................        195,857       145,072
                                                                      -----------   -----------
          Total assets............................................    $41,066,373   $50,843,222
                                                                      ===========   ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................................    $   383,335   $   407,998
  Accrued expenses (Note F).......................................        500,365     1,214,152
  Income taxes payable (Note G)...................................         50,128       150,000
                                                                      -----------   -----------
          Total current liabilities...............................        933,828     1,772,150
                                                                      -----------   -----------
Commitments and contingencies (Notes E, N and O)
Stockholders' equity (Notes C, H, I, K, and L):
  Preferred stock, par value $.01 per share, authorized 2,000,000
     shares; none issued..........................................             --            --
  Common Stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 6,761,612 shares in 1996 and
     6,753,413 in 1995............................................         67,616        67,534
  Additional paid-in capital......................................     44,926,502    45,093,972
  Retained earnings (deficit).....................................     (6,678,476)    3,036,517
  Net unrealized gain on marketable securities....................      1,816,903       873,049
                                                                      -----------   -----------
     Total stockholders' equity...................................     40,132,545    49,071,072
                                                                      -----------   -----------
          Total liabilities and stockholders' equity..............    $41,066,373   $50,843,222
                                                                      ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                            STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                       ------------------------------------------
                                                          1996            1995            1994
                                                       -----------     -----------     ----------
Revenues:
  License fees.....................................    $        --     $ 5,000,000     $5,505,000
  Royalties........................................         50,000         189,493         15,924
  Product sales....................................         12,762       2,120,457        280,975
  Contract research and development................          6,810              --             --
  Interest, dividends and net gains and losses on
     sales
     of securities.................................      1,761,450       2,287,311      1,845,005
                                                       -----------     -----------     ----------
          Total revenues...........................      1,831,022       9,597,261      7,646,904
Cost and Expenses:
  Cost of product sales............................          2,550         425,187         54,983
  Company-sponsored research and development
     expenses......................................      9,671,897       8,601,791      6,621,929
  Charge (credit) for purchase of in-process
     research and development (Note O).............             --        (380,000)       760,000
  Selling, general and administrative expenses.....      1,871,568       1,759,348      1,963,480
                                                       -----------     -----------     ----------
          Total costs and expenses.................     11,546,015      10,406,326      9,400,392
Other Income:
  Gain on sale of in vitro product line (Note B)...             --       3,404,527      2,649,580
                                                       -----------     -----------     ----------
Income (loss) before provision for income taxes and
  cumulative effect of accounting change...........     (9,714,993)      2,595,462        896,092
  Income tax provision.............................             --         400,000          8,000
                                                       -----------     -----------     ----------
Income (loss) before cumulative effect of
  accounting change................................     (9,714,993)      2,195,462        888,092
  Cumulative effect of accounting change (Note
     C)............................................             --         117,540             --
                                                       -----------     -----------     ----------
Net income (loss)..................................    $(9,714,993)    $ 2,313,002     $  888,092
                                                       ===========     ===========     ==========
Income (loss) per share before cumulative effect of
  accounting change................................    $     (1.44)    $      0.32     $     0.13
  Cumulative effect of accounting change...........             --            0.02             --
                                                       -----------     -----------     ----------
Net income (loss) per share........................    $     (1.44)    $      0.34     $     0.13
                                                       ===========     ===========     ==========
Weighted average number of common and common
  equivalent shares (Note A).......................      6,762,748       6,870,839      6,806,525
                                                       -----------     -----------     ----------

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995, 1996

                                                                                           NET
                                                                                        UNREALIZED
                                         COMMON STOCK       ADDITIONAL     RETAINED      GAIN ON        TOTAL
                                      -------------------     PAID-IN      EARNINGS     MARKETABLE   STOCKHOLDERS'
                                       SHARES     AMOUNTS     CAPITAL      (DEFICIT)    SECURITIES     EQUITY
                                      ---------   -------   -----------   -----------   ----------   -----------
Balance at September 30, 1993.......  6,660,462   $66,605   $44,752,400   $  (164,577)          --   $44,654,428
Shares issued in connection with the
  exercise of stock options.........     70,648       706       417,406            --           --       418,112
Shares surrendered in connection
  with the exercise of stock
  options...........................     (4,193)      (42)      (58,147)           --           --       (58,189)
Shares issued in connection with
  employee stock purchase plan (Note
  H)................................     10,355       104       105,517            --           --       105,621
Common shares repurchased (Note
  K)................................    (24,700)     (247)     (316,342)           --           --      (316,589)
Repurchase of warrants (Note K).....         --        --      (240,000)           --           --      (240,000)
Net income..........................         --        --            --       888,092           --       888,092
                                      ---------   -------   -----------   -----------   ----------   -----------
Balance at September 30, 1994.......  6,712,572    67,126    44,660,834       723,515           --    45,451,475
Shares issued in connection with the
  exercise of stock options.........     29,494       295       207,060            --           --       207,355
Shares surrendered in connection
  with the exercise of stock
  options...........................     (1,476)      (15)      (24,588)           --           --       (24,603)
Shares issued in connection with
  employee stock purchase plan (Note
  H)................................     12,823       128       130,666            --           --       130,794
Repurchase of warrants (Note K).....         --        --       120,000            --           --       120,000
Net change in unrealized gain on
  marketable securities.............         --        --            --            --   $  873,049       873,049
Net income..........................         --        --            --     2,313,002           --     2,313,002
                                      ---------   -------   -----------   -----------   ----------   -----------
Balance at September 30, 1995.......  6,753,413    67,534    45,093,972     3,036,517      873,049    49,071,072
Shares issued in connection with the
  exercise of stock options.........     26,445       264       185,697            --           --       185,961
Shares surrendered in connection
  with the exercise of stock
  options...........................       (921)       (9)      (18,463)           --           --       (18,472)
Shares issued in connection with
  employee stock purchase plan (Note
  H)................................      8,875        89       141,379            --           --       141,468
Common shares repurchased (Note
  K)................................    (26,200)     (262)     (476,083)           --           --      (476,345)
Net change in unrealized gain on
  marketable securities.............         --        --            --            --      943,854       943,854
Net (loss)..........................         --        --            --    (9,714,993)          --    (9,714,993)
                                      ---------   -------   -----------   -----------   ----------   -----------
Balance at September 30, 1996.......  6,761,612   $67,616   $44,926,502   $(6,678,476)  $1,816,903   $40,132,545
                                      =========   ========  ===========   ===========   ==========   ===========

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                        -----------------------------------------
                                                            1996          1995           1994
                                                        ------------   -----------   ------------
  Cash Flows from Operating Activities:
    Cash received from customers......................  $  1,330,567   $ 5,380,513   $  5,864,116
    Cash paid to suppliers and employees..............   (10,850,727)   (8,920,459)    (8,112,462)
    Cash paid for purchase of in-process
       research and development (Note O)..............            --            --       (260,000)
    Dividends and interest received...................     2,099,445     1,876,214      1,716,811
    Income taxes paid.................................       (20,000)     (250,000)      (205,067)
    Income tax refund.................................        10,245            --        622,849
    Net realized gain on sales of marketable
       securities.....................................         6,353        54,966        161,109
                                                        ------------   -----------   ------------
    Net cash (used in) operating activities...........    (7,424,117)   (1,858,766)      (212,644)
                                                        ------------   -----------   ------------
  Cash Flows from Investing Activities:
    Proceeds from sales of marketable securities......    10,727,188     1,385,830      6,863,154
    Proceeds from notes and bonds maturing............     9,499,911     3,000,000             --
    Purchase of marketable securities.................    (2,378,934)   (6,703,475)   (25,117,742)
    Capital expenditures..............................      (466,452)   (1,484,382)      (780,586)
    Decrease in other assets..........................       (50,785)      (48,526)       (36,853)
                                                        ------------   -----------   ------------
    Net cash provided by (used in) investing
       activities.....................................    17,330,928    (3,850,553)   (19,072,027)
                                                        ------------   -----------   ------------
  Cash Flows from Financing Activities:
    Proceeds from issuances of common stock...........       308,957       313,545        465,544
    Purchase of treasury stock........................      (476,345)           --       (316,589)
    Purchase of warrants..............................            --            --       (240,000)
                                                        ------------   -----------   ------------
    Net cash provided by (used in) financing
       activities.....................................      (167,388)      313,545        (91,045)
                                                        ------------   -----------   ------------
    Net increase (decrease) in cash and cash
       equivalents....................................     9,739,423    (5,395,774)   (19,375,716)
  Cash and cash equivalents at beginning of year......     1,066,419     6,462,193     25,837,909
                                                        ------------   -----------   ------------
  Cash and cash equivalents at end of year............  $ 10,805,842   $ 1,066,419   $  6,462,193
                                                         ===========    ==========    ===========

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                    RECONCILIATION OF NET INCOME TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES

                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                          ---------------------------------------
                                                              1996         1995          1994
                                                          ------------  -----------   -----------
  Net income (loss).....................................  $(9,714,993)  $ 2,313,002   $   888,092
                                                          -----------   -----------   -----------
  Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities, net of assets disposed
    of:
    Depreciation and amortization.......................     1,076,482    1,007,005       877,803
    Net unrealized loss on market value of securities...            --           --       117,540
    Cumulative effect of accounting change..............            --     (117,540)           --
    Accretion of U.S. Treasury Notes discount...........       (32,217)     (53,943)           --
    (Increase) decrease in accounts receivable..........     1,637,558   (2,231,625)      (22,332)
    (Increase) in inventories...........................      (126,599)     (55,567)           --
    (Increase) decrease in prepaid expenses.............       (31,892)      13,504       134,063
    Decrease in recoverable income taxes................        90,117           --       259,831
    (Decrease) increase in accounts payable and accrued
       expenses.........................................      (222,701)     900,925      (318,061)
    Increase (decrease) in income taxes payable.........       (98,872)     150,000            --
    Gain on sale of in vitro product line (Note B)......            --   (3,404,527)   (2,649,580)
    Accrual (credit) for the purchase of in-process
       research and development (Note O)................            --     (380,000)      500,000
                                                          ------------  -----------   -----------
         Total adjustments..............................     2,290,876   (4,171,768)   (1,100,736)
                                                          ------------  -----------   -----------
  Net cash (used in) operating activities...............   $(7,424,117) $(1,858,766)  $  (212,644)
                                                           ===========  ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS

A.  SUMMARY OF ACCOUNTING POLICIES

     Business

     Founded in November 1981, Advanced Magnetics, Inc., a Delaware Corporation (the "Company"), is a biopharmaceutical company engaged in the development and manufacture of compounds utilizing the Company's core proprietary colloidal superparamagnetic particle technology for magnetic resonance imaging ("MRI") and for polysaccharide directed drug delivery systems. The initial products developed by the Company are diagnostic imaging agents for use in conjunction with MRI to aid in the diagnosis of cancer and other diseases. In therapeutics, the Company is developing targeted drug delivery programs.

     The Company is subject to risks common to companies in the industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, and compliance with FDA government regulations.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand, money market funds and marketable securities having a maturity of less than three months at the date acquired. Substantially, all of the cash and cash equivalents at September 30, 1996 were held in a money market account.

     Marketable Securities

     In the fiscal quarter ended December 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Prior period financial statements have not been restated. The Company's current portfolio consists of securities classified as available-for-sale which are recorded at fair market value. The fair values of marketable securities are based on quoted market prices. Net unrealized gains or losses on marketable securities are recorded as a separate component of equity. Interest income is accrued as earned. Dividend income is accrued on the ex-dividend date, and net realized gains and losses are computed on the basis of average cost and are recognized when realized.

     Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. The cost of additions and improvements is charged to the property accounts while maintenance and repairs are expensed as incurred. Upon sale or other disposition of property and equipment, the cost and related depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

     Depreciation and Amortization

     Depreciation and amortization are recorded on the straight line method based on rates sufficient to provide for retirement over estimated useful lives as follows: buildings - 40 years; laboratory equipment and furniture and fixtures - 5 years; and leasehold improvements - over the life of the lease.

     Revenue Recognition

     Revenue is recognized when products are shipped, when contract objectives are achieved or when research activities are performed. License and royalty revenues are accrued as earned.

     Income Taxes

     The provision for income taxes includes federal and state income taxes currently payable and deferred income taxes arising from the recognition of certain income and expenses in different periods for financial and tax reporting purposes.

     Income (Loss) per Share

     Income per share is computed on the basis of the weighted average number of common and common share equivalents outstanding during each period. Loss per share is computed on the weighted average number of shares outstanding during the period.

B.  SALE OF IN VITRO PRODUCT LINE

     On October 15, 1993, the Company sold its in vitro product line to PerSeptive Biosystems, Inc. ("PerSeptive") for 151,759 shares of PerSeptive common stock which had a market value of $4,156,674 as of that date, plus an additional earn-out amount based on the results of fiscal 1995. The amount of the earn-out at September 30, 1995 was $3,404,527, which PerSeptive satisfied by issuing 373,080 shares of PerSeptive common stock. The Company recognized pre-tax gains on this sale of $3,404,527 and $2,649,580 in fiscal 1995 and 1994, respectively.

C.  MARKETABLE SECURITIES

     The cost and fair value of the marketable securities portfolio at September 30 are as follows:

                                                        1996                        1995
                                              -------------------------   -------------------------
                                                 COST       FAIR VALUE       COST       FAIR VALUE
                                              -----------   -----------   -----------   -----------
U.S. government securities
  Due in one year or less...................  $ 7,510,203   $ 7,481,250   $ 9,501,365   $ 9,476,430
  Due after one through five years..........    7,392,785     7,312,500    14,869,406    14,737,500
Corporate debt, due after five through ten
  years.....................................           --            --     1,980,040     2,002,500
Preferred stock.............................    3,062,404     3,145,029     6,116,668     5,740,023
Common stock................................    3,488,874     5,332,390     3,220,735     4,604,810
                                              -----------   -----------   -----------   -----------
                                              $21,454,266   $23,271,169   $35,688,214   $35,561,263
                                              ===========   ===========   ===========   ===========

     At September 30, 1996, gross unrealized holding gains and gross unrealized holding losses were $2,020,876 and $203,973, respectively, resulting in a net unrealized holding gain of $1,816,903. At September 30, 1995, gross unrealized holding gains and gross unrealized holding losses were $1,722,965 and $849,916, respectively, resulting in a net unrealized holding gain of $873,049. For the fiscal years ended September 30, 1996 and 1995, the net unrealized holding gains have been recorded as a separate component of equity.

     At September 30, 1994, the Company recorded a $117,540 unrealized net loss on the fair value of securities. In the first fiscal quarter ended December 31, 1994, the Company recorded a cumulative effect of the accounting change of $117,540 including the reversal of the reserve for the carrying value of the marketable securities.

     During the year ended September 30, 1996, gross realized gains and gross realized losses on the sale of marketable securities were $660,126 and $653,773, respectively, resulting in a net realized gain of $6,353. During the year ended September 30, 1995, gross realized gains and gross realized losses on the sale of marketable securities were $57,394 and $2,428, respectively, resulting in a net realized gain of $54,966. Proceeds from U.S. treasury bonds maturing were $9,499,911 and $3,000,000 in 1996 and 1995, respectively.

     Interest, dividends and net gains (losses) on sales of securities consist of the following:

                                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                                             ------------------------------------
                                                                1996         1995         1994
                                                             ----------   ----------   ----------
Interest income............................................  $1,400,597   $1,644,329   $1,135,614
Dividend income............................................     354,500      588,016      665,822
Net gains on sales of securities...........................       6,353       54,966      161,109
Unrealized (loss) included in the determination of
  income...................................................          --           --     (117,540)
                                                             ----------   ----------   ----------
                                                             $1,761,450   $2,287,311   $1,845,005
                                                             ==========   ==========   ==========

D.  INVENTORIES

     As of September 30, 1996, the Company's inventory balance consisted of $57,022 in finished goods and $125,144 in raw materials. As of September 30, 1995, the Company's inventory balance consisted of $55,567 in raw materials.

E.  COMMITMENTS

     The Company leases laboratory, office and warehouse and space under various agreements. Rental expense for the years ended September 30, 1996, 1995 and 1994 amounted to $340,848, $320,920, and $38,017, respectively. Future minimum lease payments for fiscal 1997 and 1998 amount to $330,692 and $21,532, respectively.

F.  ACCRUED EXPENSES

     Accrued expenses consist of the following at September 30:

                                                                         1996          1995
                                                                       --------     ----------
Salaries and other compensation....................................    $195,889     $  194,881
Professional fees..................................................      75,638        154,668
Other..............................................................     228,838        348,856
Payable for the purchase of marketable securities..................          --        515,747
                                                                       --------     ----------
                                                                       $500,365     $1,214,152
                                                                       ========     ==========

G.  INCOME TAXES

     Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

     The income tax provision consists of the following:

                                                                   FOR THE YEARS ENDED
                                                                      SEPTEMBER 30,
                                                               ---------------------------
                                                               1996      1995        1994
                                                               ---     --------     ------
    Currently payable:
      Federal..............................................    $--     $385,000     $   --
      State................................................     --       15,000      8,000
                                                               ----    --------     ------

                                                                --      400,000      8,000
                                                               ---     --------     ------

    Deferred:
      Federal..............................................     --           --         --
      State................................................     --           --         --
                                                               ---     --------     ------

                                                                --           --         --
                                                               ---     --------     ------

                                                               $--     $400,000     $8,000
                                                               ===     ========     ======

     The provisions for income taxes were at different rates than the U.S. statutory rates for the following reasons:

                                                                     FOR THE YEARS ENDED
                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                  1996      1995      1994
                                                                  -----     -----     -----
    U.S. federal statutory tax (benefit) rate.................    (34.0)%    34.0%     34.0%
    Dividends received deductions.............................     (0.9)     (5.2)    (17.7)
    Other.....................................................      0.1       1.0       1.7
    Losses without tax benefit................................     38.2        --        --
    Tax benefit of temporary differences......................     (3.4)    (14.4)    (17.1)
                                                                  -----     -----     -----
                                                                     --      15.4%      0.9%
                                                                  =====     =====     =====

     The components of the deferred tax assets and liabilities at September 30, were as follows:

                                                                   1996            1995
                                                                -----------     -----------
    Assets
      Net operating loss carryforwards........................  $ 4,834,262     $   460,506
      Research and experimentation tax credit carryforward....    1,779,972       1,656,069
      Deductible intangibles..................................      481,360         911,066
      Other...................................................      539,140         630,670
    Liabilities
      Property, plant and equipment depreciation..............     (380,212)       (249,373)
      Other...................................................      (34,283)        (96,598)
      Unrealized gain on marketable securities................     (731,667)       (351,577)
                                                                -----------     -----------
                                                                  6,488,572       2,960,763
      Valuation allowance.....................................   (6,488,572)     (2,960,763)
                                                                -----------     -----------
    Net deferred taxes........................................  $        --     $        --
                                                                ===========     ===========

     Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. Realization of favorable tax attributes is, therefore, reflected as a tax benefit in the provision for income taxes.

     At September 30, 1995, the recoverable income taxes resulted from carryback of current year losses for federal income tax purposes to amounts paid for income taxes in prior years.

     At September 30, 1996, the Company had unused net operating loss (NOL) carryforwards for federal income tax purposes of approximately $11,750,000 which expire in fiscal 2011. The Company also has federal research and experimentation credits of approximately $1,560,000 which expire in fiscal 2011.

H.  EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1992 Employee Stock Purchase Plan (the "Purchase Plan") provides for the issuance of up to 150,000 shares of common stock to employees of the Company. Under the terms of the Purchase Plan, eligible employees may purchase shares in five annual offerings ending in 1997, through payroll deductions of up to a maximum of 10% of the employee's earnings, at a price equal to the lower of 85% of the fair market value of the stock on the applicable annual offering commencement date of June 1 or termination date of May 31. The fourth offering under the Purchase Plan ended on May 31, 1996 and 8,875 shares of common stock were purchased by eligible employees at a price of approximately $15.94 per share. As of September 30, 1996, 45,351 shares have been issued under the Purchase Plan.

I.  STOCK OPTION PLAN

     The Company's 1993 Stock Option Plan (the "1993 Stock Plan") provides for the grant of options to the Company's directors, officers, employees and consultants to purchase up to an aggregate of 500,000 shares of common stock at a price equal to the fair market value of the stock at the date of grant. The maximum term of the options under the 1993 Stock Plan is ten years. The number of shares available for future grants at September 30, 1996 was 283,225.

     The Company's 1983 Stock Option Plan (the "Plan") does not allow for option grants after June 1993. The Plan provided for the grant of options to purchase up to 900,000 shares of common stock at a price equal to the fair market value of the stock at the date of grant to the Company's employees and mandatory grants to outside directors upon initial election to the Board of Directors. The maximum terms of incentive stock options and non-statutory options under the Plan are ten years and ten years plus thirty days, respectively.

     The Company has also granted to certain scientific advisors non-statutory options to purchase a total of 32,625 shares of common stock at a price equal to fair market value at the date of grant. As of September 30, 1996, 29,625 options have been exercised.

     The table below summarizes stock option activity during the past three fiscal years for the Company's 1993 and 1983 Stock Option Plans:

                                                                 NUMBER
                                                                OF SHARES       OPTION PRICE
                                                                ---------    -------------------
    Options outstanding at September 30, 1993.................   292,159     $ 1.00  to   $15.00
      Granted.................................................   126,500      12.00  to    16.00
      Exercised...............................................   (70,648)      1.00  to    12.00
      Expired.................................................   (40,752)      7.00  to    15.00
                                                                 -------
    Options outstanding at September 30, 1994.................   307,259       1.00  to    16.00
      Granted.................................................    86,200      15.00  to    22.00
      Exercised...............................................   (29,494)      1.00  to    15.00
      Expired.................................................    (4,775)     12.00  to    15.00
                                                                 -------
    Options outstanding at September 30, 1995.................   359,190       1.33  to    22.00
      Granted.................................................    11,500      18.17  to    18.20
      Exercised...............................................   (26,445)      1.33  to    14.88
      Expired or canceled.....................................    (5,725)     12.13  to    22.00
                                                                 -------
    Options outstanding at September 30, 1996 (209,170 shares
      exercisable)............................................   338,520     $ 1.33  to   $22.00

     On November 5, 1991, the Company's Board of Directors adopted the 1992 Non-Employee Director Stock Option Plan which the shareholders approved. This plan provides for the grant to each non-employee director on November 5, 1991, and each fifth anniversary thereafter of an option to purchase 5,000 shares of common stock up to an aggregate of 100,000 shares at a price equal to the fair market value of the stock at the date of the grant, vesting over a five year period. Under this plan, options to purchase 30,000 shares of common stock at a price of $21.00 per share were granted, none of which have been exercised. In addition, 30,000 shares of common stock at a price of $15.25 per share were granted on November 5, 1996. No grants may be made under this plan after November 4, 2001.

     On November 10, 1992, the Company's Board of Directors adopted the 1993 Non-Employee Director Stock Option Plan which the shareholders approved. This plan provides for the grant to each non-employee director on November 10, 1992, and each sixth anniversary thereafter an option to purchase 5,000 shares of common stock up to an aggregate of 100,000 shares at a price equal to the fair market value of the stock at the date of the grant, vesting over a five year period. Under this plan, options to purchase 30,000 shares of common stock at a price of $14.50 per share were granted, none of which have been exercised. No grants may be made under this plan after November 10, 2002.

J.  EMPLOYEE'S SAVING PLAN

     The Company provides a 401(k) Plan to employees of the Company by which they may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Each employee may elect to defer a percentage of his or her salary on a pre-tax basis up to a specified maximum percentage. The Company matches every dollar each employee contributes to the 401(k) Plan up to six percent of each employee's salary to a maximum of $2,000 annually per employee. Salary deferred by employees and contributions by the Company to the 401(k) Plan are not taxable to employees until withdrawn from the 401(k) Plan and contributions are deductible by the Company when made. The amount of the Company's matching contribution for the 401(k) Plan was $110,542, $99,751, and $79,851 for 1996, 1995, and 1994, respectively.

K.  COMMON STOCK TRANSACTIONS

     On February 11, 1991, Squibb Diagnostics, a division of Bristol-Myers Squibb Co., purchased a warrant for $950,000 to purchase 600,000 shares of common stock at $10.92 per share. On August 30, 1994, the Company signed an agreement to reacquire the development and marketing rights to the MRI contrast agent Combidex. As part of the transaction, Bristol-Myers Squibb Co. returned the warrant which was valued at $240,000 to the Company. In the first quarter of fiscal 1995, the Company and Bristol-Myers Squibb Co. agreed to modify the agreement. As a result, payments to be made under the agreement were modified (See Note O). Accordingly, the Company adjusted the value of the warrant to purchase 600,000 shares of the Company's common stock by $120,000 in the first quarter of fiscal 1995.

     In May 1996, the Board of Directors authorized the purchase of 250,000 shares of the Company's common stock on the open market. Through September 30, 1996, the Company purchased 26,200 shares for $476,345 and the shares have been retired. The Board had previously authorized the purchase of 350,000 shares of which 24,700 were retired through fiscal 1995.

L.  PREFERRED STOCK

     The preferred stock may be issued from time to time in one or more series. The rights, preferences, restrictions, qualifications and limitations of such stock shall be determined by the Board of Directors.

M.  BUSINESS SEGMENTS AND CUSTOMERS

     The Company's operations are located solely within the United States. The Company is focused principally on developing and manufacturing MRI contract agents and drug delivery systems. Accordingly, its revenues are attributable to one principal business segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Two customers accounted for 52% and 23% respectively of the Company's revenues in fiscal 1995 and two customers accounted for 39% and 33% respectively of the Company's revenues in fiscal 1994. No customer accounted for more than 10% of the Company's revenues in fiscal 1996.

     Revenues in fiscal 1996, 1995 and 1994, from customers and business outside of the United States, principally in Europe and Japan, amount to 3%, 23% and 3% respectively.

N.  LEGAL PROCEEDINGS

     The Company and certain of its officers were sued in an action in the United States District Court for the District of Massachusetts on September 3, 1992. The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on certain of the Company's patents and on pending applications, and seeks injunctive relief and unspecified monetary damages. In October 1995, the plaintiff appealed an interlocutory order of the United States District Court to the United States Court of Appeals for the Federal Circuit. The plaintiff's appeal is pending and the United States District Court has administratively closed the case. The plaintiff filed a related case in the Superior Court of the Commonwealth of Massachusetts. The Superior Court has dismissed most of the related tort claims on summary judgment. While the final outcome of these actions cannot be determined, the Company believes that the plaintiff's claims are without merit and intends to defend the actions vigorously.

O.  AGREEMENTS

     In fiscal 1993, the Company entered into an agreement with Sterling for a product license and exclusive marketing rights to Advanced Magnetics' Feridex I.V. MRI liver imaging contrast agent in the United States, Canada, Mexico and Australia. Under the agreement, Sterling would have paid up to $7,750,000 in license fees based on achieving certain milestones, of which $1,000,000 was received and recognized in license revenues in fiscal 1993.

     In fiscal 1994, Sterling paid a $2,500,000 non-refundable milestone payment upon the Company's filing of a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for Feridex I.V. On October 6, 1994, the Company terminated its marketing and distribution agreement with Sterling as a direct result of the sale by Sterling of its prescription pharmaceutical business. The agreement with Sterling was not assignable without the Company's consent, which was not sought by Sterling nor given by the Company.

     In fiscal 1991, the Company entered into agreements with Squibb Diagnostics, granting exclusive world-wide rights (except for Japan, Western Europe and Brazil) to manufacture and sell two MRI products, AMI-HS and Combidex. In addition, Squibb Diagnostics received the right to use the Company's core technology in its own development of other MRI contrast agents. The Company was to receive up to $10,000,000 in licensing fees, of which $4,000,000 was received and recognized in license revenues when the agreements were signed in fiscal 1991 and $1,000,000 was received in fiscal 1992, when the Company filed an Investigational New Drug Application ("IND") with the FDA for Combidex. The Company and Squibb Diagnostics amended their agreement regarding Combidex in fiscal 1994 for which the Company received a non-refundable license fee of $1,000,000. Also in fiscal 1994, the Company and Squibb Diagnostics terminated their agreement with respect to the AMI-HS product and Squibb Diagnostics paid a $2,000,000 license fee milestone payment for Combidex. On August 30, 1994, the Company signed an agreement to reacquire the development and marketing rights to Combidex previously licensed to Squibb Diagnostics. The Company agreed to pay Bristol-Myers Squibb Co. $1,000,000 in two cash payments, of which $500,000 was paid on August 30, 1994 and $500,000 was to be paid upon acceptance of the 1,200 vials of the Combidex product suitable for worldwide preclinical and clinical studies. Furthermore, the Company is required to pay up to $2,750,000 in future royalties based on the Company's sale of Combidex. As part of the transaction, Bristol-

Myers Squibb Co. returned to the Company a warrant to purchase 600,000 shares of the Company's common stock, valued at $240,000. The Company recorded a $760,000 expense which represented the value of in-process research and development reacquired. In the first quarter of fiscal 1995, the Company and Bristol-Myers Squibb Co. agreed that the 1,200 vials of Combidex delivered to the Company were not acceptable. In addition, they agreed that any future delivery of Combidex under the agreement would not be required and that the Company would not be required to make the $500,000 payment. Accordingly, the Company recorded a credit for $380,000 to the purchase of in-process research and development and adjusted the value of the warrant by $120,000 in the first quarter of fiscal 1995.

     On February 1, 1995, the Company entered into an agreement with Berlex Laboratories, Inc. ("Berlex") granting Berlex a product license and exclusive marketing rights to Feridex I.V. in the United States and Canada. Under the terms of the agreement, Berlex paid a $5,000,000 non-refundable license fee in fiscal 1995. An additional $5,000,000 license fee was received in October 1996 as a result of the FDA's marketing approval and Berlex's market launch of Feridex I.V. in the United States. In addition, the Company will receive payments for manufacturing the product and royalties on future sales.

     The Company is the licensee of certain technologies under agreements with third parties which require the Company to make payments in accordance with these license agreements and upon the attainment of particular milestones. The Company is also required to pay royalties based on a percentage of certain product sales, if any. During fiscal year 1996, 1995 and 1994, the Company made payments of $725,000, $350,000, and $200,000 in relation to these agreements. Future milestone payments are not to exceed $1,200,000.

P.  RELATED PARTY TRANSACTIONS

     During the fiscal years ended September 30, 1996, 1995 and 1994, the Company paid approximately $26,573, $7,050 and $19,650 respectively, to Fahnestock & Co. Inc. as commissions in transactions involving its investments in securities. Mr. Leslie Goldstein, a shareholder and member of the Company's Board of Directors and the brother of Jerome Goldstein, Chairman of the Board, President and Treasurer of the Company, is employed by SRG Associates, a division of Fahnestock & Co. Inc., as an investment analyst and advisor.

Q.  QUARTERLY FINANCIAL DATA -- UNAUDITED

     The following table provides quarterly data for the fiscal years ended September 30, 1996, and 1995.

                                                             FISCAL 1996 QUARTERS ENDED
                                              --------------------------------------------------------
                                              SEPTEMBER 30     JUNE 30      MARCH 31     DEC. 31, 1995
                                              ------------   -----------   -----------   -------------
Royalties...................................  $    (75,000)  $   (25,000)  $    75,000    $     75,000
Product sales...............................            --            --        12,762              --
Interest, dividends and net gains and losses
  on sales of securities....................       450,911       470,373       388,307         451,859
Research and development services...........         6,810            --            --              --
                                              ------------   -----------   -----------    ------------
          Total revenues....................       382,721       445,373       476,069         526,859
Cost of product sales.......................            --            --         2,550              --
Operating expenses..........................     2,871,713     3,308,476     2,911,732       2,451,544
Net loss....................................  $ (2,488,992)  $(2,863,103)  $(2,438,213)   $ (1,924,685)
Net loss per share..........................  $      (0.37)  $     (0.42)  $     (0.36)   $      (0.28)

                                                             FISCAL 1995 QUARTERS ENDED
                                              --------------------------------------------------------
                                              SEPTEMBER 30     JUNE 30      MARCH 31     DEC. 31, 1994
                                              ------------   -----------   -----------   -------------
License fees................................  $         --   $        --   $ 5,000,000    $         --
Royalties...................................       151,127        38,366            --              --
Product sales...............................            --     1,276,172       789,026          55,259
Interest, dividends and net gains and losses
  on sales of securities....................       591,484       575,172       438,669         681,986
                                              ------------   -----------   -----------    ------------
          Total revenues....................       742,611     1,889,710     6,227,695         737,245
Cost of product sales.......................            --       256,333       157,804          11,050
Operating expenses..........................     2,916,799     3,090,004     2,440,599       1,533,737
Gain on sales of in-vitro product line (Note
  B)........................................     3,404,527            --            --              --
Net Income (loss) before cumulative effect
  of accounting change......................     1,026,839    (1,278,127)    3,254,292        (807,542)
Cumulative effect of accounting change
  (Note C)..................................            --            --            --         117,540
Net income (loss)...........................  $  1,026,839   $(1,278,127)  $ 3,254,292    $   (690,002)
Income (loss) per share before cumulative
  effect of accounting change...............  $       0.15   $     (0.19)  $      0.48    $      (0.12)
Cumulative effect of accounting change......            --            --            --             .02
                                              ------------   -----------   -----------    ------------
Net income (loss) per share.................  $       0.15   $     (0.19)  $      0.48    $      (0.10)
                                              ------------   -----------   -----------    ------------

R.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," is effective for fiscal years beginning after December 15, 1995. This statement establishes financial accounting and reporting standards for stock based employee compensation plans. While the Company is reviewing the adoption and impact of this statement, it expects to adopt the "disclosure only" alternative and accordingly this standard will have no impact on the Company's results of operations or its financial position.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information required by this item, with respect to the directors of the registrant, is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 4, 1997, filed with the Commission on December 20, 1996, in the table under the caption "Election of Directors."

THE EXECUTIVE OFFICERS OF THE REGISTRANT ARE AS FOLLOWS:

     Jerome Goldstein, 57, is a founder of the Company and has been Chairman of the Board of Directors, President and Treasurer since the Company's organization in November 1981. Mr. Goldstein is also a director of Matritech, Inc. Mr. Goldstein was a cofounder of Clinical Assays, Inc., serving from 1972 to 1980 as Vice President and then as President. Mr. Goldstein is the brother of Leslie Goldstein, a director of the Company, and husband of Marlene Kaplan Goldstein.

     Lee Josephson, 51, is a founder of the Company and has been employed as Senior Vice President-Research since November 1990. From December 1985 until November 1990, Dr. Josephson was Vice President -- Research of the Company and from December 1981 until December 1985, he was a Senior Scientist of the Company.

     Jerome M. Lewis, 47, joined the Company in April 1986 as a Senior Scientist and has been Vice President -- Scientific Operations since February 1991. Prior to April 1986, Dr. Lewis was employed as a senior scientist by Petroferm Ltd., a biotechnology company.

     James A. Matheson, 52, joined the Company in May 1996 as Vice
President -- Finance. Prior to May, 1996, Mr. Matheson was Controller of Diatech Diagnostics, Inc.

     Paula M. Jacobs, 52, joined the Company in January 1986 as Vice
President -- Development. From 1981 to 1986, Dr. Jacobs was employed at Seragen, Inc., first as Production Manager and later as General Manager of the Research Products Division.

     Leonard M. Baum, 43, joined the Company in October 1994 as Senior Vice President. From 1986 to 1994, Mr. Baum was employed as Senior Director, Worldwide Regulatory Affairs/Drug Safety by Squibb Diagnostics.

     Mark C. Roessel, 46, joined the Company in January 1982 as Director of Regulatory Affairs and has been Vice President -- Regulatory Affairs since January 1995. Prior to January 1982, Mr. Roessel was Compliance Manager of the Clinical Assay Division of Baxter International, Inc.

     Marlene Kaplan Goldstein is a founder of the Company and has been Secretary of the Company since the Company's organization in November 1981.

ITEM 11.  EXECUTIVE COMPENSATION:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 4, 1997, filed with the Commission on December 20, 1996, under the captions "Compensation of Directors" and "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 4, 1997, filed with the Commission on December 20, 1996, in the tables under the captions "Principal Stockholders" and "Election of Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1. Consolidated Financial Statements. The following consolidated financial statements of the Company and Report of Independent Accountants are incorporated in Item 8 of this report.

           Report of Independent Accountants

           Consolidated Balance Sheets at September 30, 1996 and 1995

           Consolidated Statements of Operations for the Years Ended September 30, 1996, 1995 and 1994

           Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994

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

          3(a). The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

          3(b). Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ADVANCED MAGNETICS, INC.

                                                  /s/ JEROME GOLDSTEIN
                                            By:.................................
                                                      JEROME GOLDSTEIN
                                            CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                  PRESIDENT AND TREASURER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                        DATE
------------------------------------------  ------------------------------    ------------------
           /s/ JEROME GOLDSTEIN             Chairman of the Board of           December 23, 1996
 ........................................     Directors, President and
             JEROME GOLDSTEIN                 Treasurer (principal
                                              executive and financial
                                              officer)

            /s/ JAMES MATHESON              Vice President-Finance             December 23, 1996
 ........................................     (principal accounting
              JAMES MATHESON                  officer)

             /s/ THOMAS COOR                Director                           December 23, 1996
 ........................................
               THOMAS COOR

           /s/ LESLIE GOLDSTEIN             Director                           December 23, 1996
 ........................................
             LESLIE GOLDSTEIN

         /s/ RICHARD L. MCINTIRE            Director                           December 23, 1996
 ........................................
           RICHARD L. MCINTIRE

          /s/ EDWARD B. ROBERTS             Director                           December 23, 1996
 ........................................
            EDWARD B. ROBERTS

           /s/ ROGER E. TRAVIS              Director                           December 23, 1996
 ........................................
             ROGER E. TRAVIS

         /s/ GEORGE M. WHITESIDES           Director                           December 23, 1996
 ........................................
           GEORGE M. WHITESIDES

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                       DESCRIPTION
-----------  --------------------------------------------------------------------------------
  3.1(1)     Certificate of Incorporation of the Company, as amended.
  3.2(2)     By-Laws of the Company, as amended.
 10.1(6)     1983 Stock Option Plan of the Company, as amended on November 13, 1990.
 10.2(7)     1987 Employee Stock Purchase Plan.
 10.3(7)     1992 Employee Stock Purchase Plan.
 10.4(7)     1992 Non-Employee Director Stock Option Plan.
 10.5(9)     1993 Stock Plan.
 10.6(9)     1993 Non-Employee Director Stock Option Plan.
 10.7(3)     Technology Agreement dated January 21, 1983 between the Company and Corning
             Glass Works (now Ciba Corning Diagnostics Corp.) (confidential treatment previously granted).
 10.8(2)     Agreements between the Company and ML Technology Ventures, L.P. dated as of
             March 23, 1987 (confidential treatment previously granted).
 10.9(2)     Clinical Testing, Supply and Marketing Agreement between the Company and
             Guerbet, S.A. dated May 22, 1987 (confidential treatment previously granted).
 10.10(4)    Clinical Testing, Supply and Marketing Agreement between the Company and Eiken
             Chemical Co., Ltd., dated August 30, 1988 (confidential treatment previously granted).
 10.11(5)    Contrast Agent Agreement dated between the Company and Guerbet, S.A. dated
             September 29, 1989 (confidential treatment previously granted).
 10.12(6)    Contrast Agent Agreement between the Company and Eiken Chemical Co., Ltd. dated
             March 27, 1990 (confidential treatment previously granted).
 10.13(6)    Amendment to Clinical Testing, Supply and Marketing Agreement between the
             Company and Eiken Chemical Co., Ltd., dated September 29, 1990 (confidential treatment previously granted).
 10.14(6)    License, Supply and Marketing Agreement between the Company and Mallinckrodt
             Medical, Inc., dated June 28, 1990 (confidential treatment previously granted).
 10.15(6)    Agreement of Amendment between the Company and ML Technology Ventures, L.P.
             dated as of June 28, 1990.
 10.16(7)    Technology License Agreement between the Company and Squibb Diagnostics, dated
             February 5, 1991 (confidential treatment previously granted).
 10.17(7)    AMI-227 License Agreement between the Company and Squibb Diagnostics, dated
             February 5, 1991 (confidential treatment previously granted).
 10.18(7)    AMI-HS License Agreement between the Company and Squibb Diagnostics, dated
             February 5, 1991 (confidential treatment previously granted).
 10.19(7)    Warrant Purchase Agreement between the Company and Squibb Diagnostics, dated
             February 11, 1991.
 10.20(7)    Purchase Agreement between the Company and ML Technology

  EXHIBIT
  NUMBER                                       DESCRIPTION
-----------  --------------------------------------------------------------------------------
 10.21(7)    Agreement of Amendment to Clinical Testing, Supply and Marketing Agreement
             between the Company and Guerbet, S.A., dated August 13, 1990.
 10.22(8)    Asset Purchase Agreement dated as of October 15, 1993 by and between the Company and PerSeptive Biosystems, Inc.
 10.23(10)   License, Supply and Marketing Agreement dated September 27, 1993 between the
             Company and Sterling (confidential treatment previously granted).
 10.24(10)   Termination Agreement dated November 8, 1993 between the Company and Squibb
             Diagnostics (confidential treatment previously granted).
 10.25(10)   Amendment to License Agreement dated November 8, 1993 between the Company and
             Squibb Diagnostics (confidential treatment previously granted).
 10.26(11)   Termination Agreement dated August 30, 1994 between the Company and
             Bristol-Myers Squibb Co.
 10.27(12)   License and marketing agreement between the Company and Berlex Laboratories,
             Inc. dated as of February 1, 1995.
 10.28(12)   Supply Agreement between the Company and Berlex Laboratories, Inc. dated as of
             February 1, 1995.
 11.1        Computation of earnings per share.
 23.1        Consent of Coopers & Lybrand L.L.P., independent accountants.
 27          Financial Data Schedule.

---------------
 (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 33-13953).

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