Form 10-Q
period 1996-12-31
ADVANCED MAGNETICS INC
filed 1997-02-14
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

        For the quarterly period ended   December 31, 1996


                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

        For the transition period from  _______________  to ________________



                            Commission File #0-14732

                            ADVANCED MAGNETICS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                     04-2742593
(State or other jurisdiction of organization)     (I.R.S. Employer Incorporation
                                                      or Identification No.)


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


Yes   x       No ____



At February 12, 1997, 6,747,040 shares of registrant's common stock (par value, $.01) were outstanding.

                            ADVANCED MAGNETICS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1996



                          PART I. FINANCIAL INFORMATION



                         ITEM 1 -- FINANCIAL STATEMENTS

                            ADVANCED MAGNETICS, INC.
                                  BALANCE SHEET
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                                   (Unaudited)

                  ASSETS                          December 31,       September 30,
                                                  ------------       -------------
                                                     1996                 1996
                                                  ------------        ------------
Current assets:
Cash and cash equivalents .................       $ 12,840,449        $ 10,805,842
Marketable securities (Note B) ............         27,146,301          23,271,169
Accounts receivable .......................            830,261             149,235
Inventories ...............................             49,517             182,166
Prepaid expenses ..........................            268,146             131,234
                                                  ------------        ------------
  Total current assets ....................         41,134,674          34,539,646
                                                  ------------        ------------
Property, plant and equipment:
Land ......................................            360,000             360,000
Buildings .................................          4,320,766           4,320,766
Laboratory equipment ......................          7,376,879           7,316,534
Furniture and fixtures ....................            557,085             553,149
                                                  ------------        ------------
                                                    12,614,730          12,550,449
Less--accumulated depreciation and
amortization ..............................         (6,490,944)         (6,219,579)
                                                  ------------        ------------
Net property, plant and equipment .........          6,123,786           6,330,870
                                                  ------------        ------------
Other assets ..............................            195,857             195,857
                                                  ------------        ------------
  Total assets ............................       $ 47,454,317        $ 41,066,373
                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ..........................       $    441,453        $    383,335
Accrued expenses ..........................            997,017             500,365
Income taxes payable ......................             50,128              50,128
                                                  ------------        ------------
  Total current liabilities ...............          1,488,598             933,828
                                                  ------------        ------------

Stockholders' equity:
Preferred stock, par value $.01 per share,
authorized 2,000,000 shares; none issued...                --                  --
Common stock, par value $.01 per share,
   authorized 15,000,000 shares; issued and
   outstanding 6,742,358 shares at
   December 31, 1996 and 6,761,612 shares
   at September 30, 1996 ..................             67,424              67,616
Additional paid-in capital ................         44,615,479          44,926,502
Retained earnings .........................         (2,401,523)         (6,678,476)
Net unrealized gains on marketable
   securities .............................          3,684,339           1,816,903
                                                  ------------        ------------
  Total stockholders' equity ..............         45,965,719          40,132,545
                                                  ------------        ------------

Total liabilities and stockholders' equity        $ 47,454,317        $ 41,066,373
                                                  ============        ============


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                             STATEMENT OF OPERATIONS
                             FOR THE QUARTERS ENDED
                           DECEMBER 31, 1996 AND 1995
                                   (Unaudited)

                                               First Quarter Ended December 31,
                                                   1996                1995
                                               -----------         ------------
Revenues:
   License fees .........................       $5,500,000         $       -0-
   Royalties ............................          125,000              75,000
   Product sales ........................          666,462                  --
   Interest, dividends and net gains
     and losses on sales of securities ..          746,446             451,859
                                                ----------         -----------
        Total revenues ..................        7,037,908             526,859
                                                ----------         -----------
Cost and expenses:
   Cost of product sales ................          143,196                  --
   Research and development expenses ....        2,296,576           2,160,560
   Selling, general and administrative
     expenses ...........................          321,183             290,984
                                                ----------         -----------
        Total costs and expenses ........        2,760,955           2,451,544
                                                ----------         -----------
Income (loss) before provision for income
     taxes ..............................        4,276,953          (1,924,685)
   Provision for income taxes ...........               --                  --
                                                ----------         -----------
Net income (loss) .......................       $4,276,953         $(1,924,685)

                                                ==========         ===========

                                                ----------          -----------
Income (loss) per share .................       $     0.63          $     (0.28)
                                                ----------          -----------
Weighted average number of common
     and common equivalent shares .......        6,833,175            6,756,072
                                                ==========          ===========


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                             STATEMENT OF CASH FLOW
                             FOR THE QUARTERS ENDED
                           DECEMBER 31, 1996 AND 1995
                                   (Unaudited)


                                                           First Quarter Ended December 31,
                                                           --------------------------------
                                                                1996               1995
                                                            ------------        -----------
Cash flows from operating activities:
Cash received from customers ........................       $  5,750,755        $ 1,270,438
Cash paid to suppliers and employees ................         (1,939,082)        (2,079,507)
Dividends and interest received .....................            251,229            413,838
Income taxes paid ...................................                 --            (20,000)
                                                            ------------        -----------

Net cash provided by (used in) operating activities .          4,062,902           (415,231)
                                                            ------------        -----------

Cash flows from investing activities:
Purchase of securities ..............................         (4,329,087)        (1,450,162)
Capital expenditures ................................            (64,281)          (181,571)
Proceeds from sales of marketable securities ........          2,676,288          2,435,833
Proceeds from notes and bonds maturing ..............                 --          1,000,000
                                                            ------------        -----------

Net cash provided by (used in) investing activities .         (1,717,080)         1,804,100
                                                            ------------        -----------

Cash flows from financing activities:
Proceeds from issuances of common stock .............                (12)            70,677
Purchase of Treasury Stock ..........................           (311,203)                --
                                                            ------------        -----------

Net cash provided by (used in) financing activities .           (311,215)            70,677
                                                            ------------        -----------

Net increase (decrease) in cash and cash equivalents           2,034,607          1,459,546
Cash and cash equivalents at beginning of the quarter         10,805,842          1,066,419
                                                            ------------        -----------

Cash and cash equivalents at end of the quarter .....       $ 12,840,449        $ 2,525,965
                                                            ============        ===========


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                          RECONCILIATION OF NET INCOME
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                             FOR THE QUARTERS ENDED
                           DECEMBER 31, 1996 and 1995
                                   (Unaudited)


                                                                                  First Quarter Ended December 31,
                                                                                  --------------------------------
                                                                                      1996               1995
                                                                                   -----------        -----------

Net income (loss) ..........................................................       $ 4,276,953        $(1,924,685)
                                                                                   -----------        -----------
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:

Depreciation and amortization ..............................................           271,365            263,603
(Increase) decrease in accounts receivable .................................          (681,026)         1,150,328
(Increase) decrease in prepaid expenses ....................................          (136,912)            30,348
(Increase) decrease in inventories .........................................           132,649            (25,801)
Increase  (decrease) in accounts payable and accrued expenses ..............           554,770            103,887
(Increase) decrease in income taxes payable ................................                --            (20,000)
Net realized (gains) losses on sales of marketable securities ..............          (346,001)            14,701
                                                                                   -----------        -----------
Accretion of U.S. Treasury Notes discount ..................................            (8,896)            (7,612)
                                                                                   -----------        -----------

Total adjustments ..........................................................          (214,051)         1,509,454
                                                                                   -----------        -----------

Net cash provided by (used in) operating activities ........................       $ 4,062,902        $  (415,231)
                                                                                   ===========        ===========


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


A.      Summary of Accounting Policies.

        Founded in November 1981, Advanced Magnetics, Inc., a Delaware corporation (the "Company"), is a biopharmaceutical company engaged in the development and manufacture of compounds utilizing the Company's core proprietary colloidal superparamagnetic particle technology for magnetic resonance imaging ("MRI") and for polysaccharide directed drug delivery systems. The initial products developed by the Company are diagnostic imaging agents for use in conjunction with MRI to aid in the diagnosis of cancer and other diseases. In therapeutics, the Company is developing antiviral products for the treatment of hepatitis.

        The balance sheet of the Company as of December 31, 1996 and the statement of operations and cash flows for the quarter then ended are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts in the fiscal 1996 financial statement have been reclassified to conform with the fiscal 1997 presentation.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1996.

B.      Marketable Securities.

        The cost and market value of the marketable securities portfolio are as follows:

                                                December 31, 1996                   September 30, 1996
                                          -----------------------------       -----------------------------
                                             Cost           Fair Value           Cost           Fair Value
                                          -----------       -----------       -----------       -----------
U. S. government securities
   Due in one year or less ........       $ 7,507,581       $ 7,481,250       $ 7,510,203       $ 7,481,250
   Due after one through five years         7,404,303         7,368,750         7,392,785         7,312,500

Preferred stock ...................         2,025,406         2,100,000         3,062,404         3,145,029

Common Stock ......................         6,524,672        10,196,301         3,488,874         5,332,390
                                          -----------       -----------       -----------       -----------
                                          $23,461,962       $27,146,301       $21,454,266       $23,271,169
                                          ===========       ===========       ===========       ===========

C.      Income Taxes.

        There was no income tax provision for the first fiscal quarter ended December 31, 1996 and 1995 due to the availability of a net loss carry forward in the quarter ended December 31, 1996 and to an operating loss in the quarter ended December 31, 1995.

D.      Legal Proceedings.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This document contains forward looking statements. Any statements contained herein that do not describe historical facts are forward looking statements. The forward looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: the ability to successfully market Feridex I.V. and GastroMARK, the timing and result of FDA action, delays in arrangements with clinical investigations, uncertainties relating to results of the clinical trials of Combidex and other product candidates, the Company's dependence on its corporate partners, the Company's ability to obtain future financing, uncertainties relating to patents and proprietary rights, the ability of the Company to compete successfully in the future and the risks identified in the Company's Securities and Exchange Commission filings, including but not limited to its Form 10-K for the year ended September 30, 1996.

OVERVIEW

        Since its inception in November 1981, Advanced Magnetics, Inc. (the "Company") has focused its efforts on developing its core magnetic particle technology to develop magnetic resonance imaging (MRI) contrast agents and its core polysaccharide technology for targeted delivery of antiviral therapeutics. The Company has funded its operations with cash from license fees from corporate partners, royalties, sales of its products, fees from contract research performed for third parties, the proceeds of financings and income earned on invested cash. The Company's success in the market for diagnostic and therapeutic products will depend, in part, on the Company's ability to: successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace.

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


RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1996 AS COMPARED TO THE QUARTER ENDED DECEMBER 31, 1995.

REVENUES

Revenues for the fiscal quarter ended December 31, 1996 were $7,037,908 compared to $526,859 for the fiscal quarter ended December 31, 1995.

License fee revenues for the fiscal quarter ended December 31, 1996 were $5,500,000. On September 3, 1996, the Company and Berlex Laboratories, Inc. ("Berlex") announced that the United States Food and Drug Administration ("FDA") granted marketing approval for Feridex I.V. The Company received a $5,000,000 milestone payment from Berlex on October 15, 1996 as a result of Berlex's market launch of

Feridex I.V. in the United States. The Company also received approval for GastroMARK(TM) on December 6, 1996. As a result of this action, the Company received a milestone payment of $500,000 from its U.S. marketing partner, Mallinckrodt Medical, Inc. There were no license fee revenues for the fiscal quarter ended December 31, 1995,

Royalties for the fiscal quarter ended December 31, 1996 were $125,000 relating mainly to the product launch of Feridex I.V. in the United States by Berlex. Royalties for the fiscal quarter ended December 31, 1995 of were $75,000 associated primarily with European product sales of the Company's Feridex I.V. and GastroMARK MRI contrast agents.


Product sales for the fiscal quarter ended December 31, 1996 were $666,462, reflecting primarily the product launch of Feridex I.V. in the United States. There were no product sales by the Company in the fiscal quarter ended December 31, 1995.

Interest, dividends and gains and losses on sales of securities resulted in revenues of $746,446 in the fiscal quarter ended December 31, 1996 compared to $451,859 for the fiscal quarter ended December 31, 1995. Interest, dividends and net gains (losses) on sales of securities consisted of the following:

                                 First Quarter Ended December 31,
                                ---------------------------------
                                       1996            1995
                                     --------       ---------
Interest Income ..............       $312,971       $ 345,687
Dividend Income ..............         87,474         120,873
Net gains (losses) on sales of        346,001         (14,701)
securities
                                     --------       ---------
Total                                $746,446       $ 451,859


Interest income for the fiscal quarter ended December 31, 1996 was $32,716 less than the fiscal year ended December 31, 1995. The decrease was primarily due to the maturity of United States Treasury Notes and lower interest rates earned on money market accounts in fiscal 1997. Dividend income of $87,474 for the year ended December 31, 1996 was $33,399 less than the $120,873 for the fiscal year ended December 31, 1995. The decrease was primarily due to a reduction in funds invested in dividend paying preferred stock. There were net gains on sales of securities of $346,001 for the fiscal year ended December 31, 1996 compared to a net loss of $14,701 for the fiscal year ended December 31, 1995.

COSTS AND EXPENSES

The cost of product sales for the fiscal quarter ended December 31, 1996 was $143,196 or 21% of product sales. There were no product sales and consequently no associated costs for the fiscal quarter ended December 31, 1995.

Research and development expenses for the fiscal quarter ended December 31, 1996 were $2,296,576, an increase of 6% compared to $2,160,560 for the fiscal quarter ended December 31, 1995. The increase was caused by a $400,000 one-time milestone payment to one of its licensors relating to the approval of GastroMARK. Excluding this one-time expense, research and development expenses decreased by $263,984 as the Company reduced its staffing slightly compared to the fiscal quarter ended December 31, 1995.

Selling, general and administrative expenses for the fiscal quarter ended December 31, 1996 were $321,183, an increase of 10% from $290,984 for the fiscal year ended December 31, 1995. The increase was due to the timing of certain legal fees.

INCOME TAXES

        There was no income tax provision for the fiscal quarter ended December 31, 1996 due to an estimated net operating loss carry-forward. There was no income tax provision for the fiscal quarter ended December 31, 1995 because of a net operating loss.

EARNINGS

In the fiscal quarter ended December 31, 1996, the Company recorded a net profit of $4,276,953 or $0.63 per share. In the fiscal quarter ended December 31, 1995, the Company recorded a net loss of $1,924,686 or $0.28 per share.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company's cash and cash equivalents totaled $12,840,449, representing an increase of $2,034,607 from September 30, 1996. In addition, the Company had marketable securities of $27,146,301 at December 31, 1996 as compared to $23,271,169 on September 30, 1996. Net cash provided by operating activities was $4,062,902 in the fiscal quarter ended December 31, 1996 compared to net cash used in operating activities of $415,231 in the fiscal quarter ended December 31, 1995. The increase in cash provided by operating activities was primarily due to the $5,500,000 in license fees during the quarter ended December 31, 1996. Cash used by investing activities was $1,717,080 for the fiscal quarter ended December 31, 1996 compared to $1,804,100 generated by investing activities in the fiscal quarter ended December 31, 1995. Cash provided by investing activities in the fiscal quarter ended December 31, 1996 included $2,676,288 from the sale of marketable securities. Offsetting these proceeds was the purchase of marketable securities of $4,329,087 in the fiscal quarter ended December 31, 1996. Cash used in investing activities in the fiscal quarter ended December 31, 1995 included the purchase of marketable securities of $1,450,162. Proceeds from the sale of marketable securities was $2,435,833 and $1,000,000 from the maturing United States Treasury notes in the fiscal quarter ended December 31, 1995. Cash used in financing activities was $311,215 for the fiscal quarter ended December 31, 1996 principally as a result of the purchase of 20,000 shares of the Company's common stock on the open market for $311,203. In May 1996, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock on the open market at prevailing market prices.

Capital expenditures in the fiscal quarter ended December 31, 1996 were $64,281 compared to $181,571 in the fiscal quarter ended December 31, 1995, reflecting the Company's efforts to upgrade existing equipment. Expenditures for research and development for fiscal 1997 are expected to increase due to ongoing clinical trials for the Company's development stage contrast agents.

Management believes that funds for future needs can be generated from existing cash balances, cash generated from investing activities and cash generated from operations. In addition, the Company will consider from time to time various financing alternatives that may seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements. There can be no assurance, however, that funding will be available on terms acceptable to the Company, if at all.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," is effective for fiscal years beginning after December 15, 1995. This statement establishes financial accounting and reporting standards for stock based employee compensation plans. The Company adopted the "disclosure only" alternative and accordingly this standard will have no impact on the Company's results of operations or its financial position.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 11    Statement re: Computation of per share earnings

        Exhibit 27.1  Financial Data Schedule (EDGAR filing only)

        The Company did not file any current reports on Form 8-K during the quarter ended December 31,1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        ADVANCED MAGNETICS, INC.


Date                                    By    /s/  Jerome Goldstein
    ----------------------------           -------------------------------------
                                           Jerome Goldstein, President,
                                           Treasurer and Chairman of the
                                           Board of Directors


Date                                    By    /s/  James A. Matheson
     ----------------------------          -------------------------------------
                                           James A. Matheson, Vice President
                                           and Principal Accounting Officer