Form 10-Q
period 1997-03-31
ADVANCED MAGNETICS INC
filed 1997-05-15
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

         For the quarterly period ended     March 31, 1997
                                        ----------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.


         For the transition period from                  to
                                        ----------------    -----------------


                            Commission File #0-14732

                            ADVANCED MAGNETICS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                      04-2742593
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


Yes  X   No
    ---     ---


At May 12, 1997, 6,735,645 shares of registrant's common stock (par value, $.01) were outstanding.

                            ADVANCED MAGNETICS, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997



                          PART I. FINANCIAL INFORMATION



                         Item 1 -- Financial Statements

                            ADVANCED MAGNETICS, INC.

                                  BALANCE SHEET
                      MARCH 31, 1997 AND SEPTEMBER 30, 1996
                                   (Unaudited)


                             ASSETS                           March 31,     September 30,
                             ------                           ---------     -------------
                                                                1997            1996
                                                                ----            ----

Current assets:
Cash and cash equivalents ...............................   $12,148,069      $10,805,842
Marketable securities (Note B) ..........................    25,856,942       23,271,169
Accounts receivable .....................................       253,883          149,235
Inventories .............................................        47,870          182,166
Prepaid expenses ........................................       295,850          131,234
                                                            -----------      -----------
  Total current assets ..................................    38,602,614       34,539,646
                                                            -----------      -----------

Property, plant and equipment:
Land ....................................................       360,000          360,000
Building ................................................     4,321,566        4,320,766
Laboratory equipment ....................................     7,426,050        7,316,534
Furniture and fixtures ..................................       582,919          553,149
                                                            -----------      -----------
                                                             12,690,535       12,550,449

Less--accumulated depreciation and amortization .........    (6,762,309)      (6,219,579)
                                                            -----------      -----------
Net property, plant and equipment .......................     5,928,226        6,330,870
                                                            -----------      -----------

Other assets ............................................       195,857          195,857
                                                            -----------      -----------
  Total assets ..........................................   $44,726,697      $41,066,373
                                                            ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable ........................................   $   367,380      $   383,335
Accrued expenses ........................................       643,541          500,365
Income taxes payable ....................................        50,128           50,128
                                                            -----------      -----------
  Total current liabilities .............................     1,061,049          933,828
                                                            -----------      -----------

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized                                 --
   2,000,000 shares; none issued
Common stock, par value $.01 per share,
   authorized 15,000,000 shares; issued and
   outstanding 6,727,139 shares at March 31, 1997
   and 6,761,612 shares at September 30, 1996 ...........        67,271           67,616
Additional paid-in capital ..............................    44,303,450       44,926,502
Retained earnings (deficit) .............................    (3,495,797)      (6,678,476)
Unrealized gains on market value of securities (Note B) .     2,790,724        1,816,903
                                                            -----------      -----------
  Total stockholders' equity ............................    43,665,648       40,132,545
                                                            -----------      -----------

Total liabilities and stockholders' equity ..............   $44,726,697      $41,066,373
                                                            ===========      ===========


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                             STATEMENT OF OPERATIONS
                 FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                         Three-Month Period Ended March 31,    Six-Month Period Ended March 31,
                                         ----------------------------------    --------------------------------
                                               1997                1996              1997            1996
                                               ----                ----              ----            ----
Revenues:
   License fees ......................     $        --        $        --        $ 5,500,000     $        --
   Royalties .........................          95,904             75,000            220,904         150,000
   Product sales .....................         209,793             12,762            876,255          12,762
   Interest, dividends and net gains
     and losses on sales of securities       1,058,895            388,307          1,805,341         840,166
                                           -----------        -----------        -----------     -----------
        Total revenues ...............       1,364,592            476,069          8,402,500       1,002,928

Cost and expenses:

   Cost of product sales .............          33,139              2,550            176,335           2,550

   Research and development expenses .       1,956,700          2,516,746          4,253,276       4,677,306

   Selling, general and administrative
     expenses ........................         469,027            394,986            790,210         685,971
                                           -----------        -----------        -----------     -----------
        Total costs and expenses .....       2,458,866          2,914,282          5,219,821       5,365,827
                                           -----------        -----------        -----------     -----------

   Income (loss) before provision for
      income taxes ...................      (1,094,274)        (2,438,213)         3,182,679      (4,362,899)
   Income tax provision (benefit) ....              --                 --                 --              --
                                           -----------        -----------        -----------     -----------

Net income (loss) ....................      (1,094,274)        (2,438,213)         3,182,679      (4,362,899)
                                           ===========        ===========        ===========     ===========


Net income (loss) per share ..........     $     (0.16)       $     (0.36)       $      0.47     $     (0.65)

Weighted average number of common
     and common equivalent shares ....       6,738,211          6,765,007          6,828,911       6,760,299
                                           -----------        -----------        -----------     -----------


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                             STATEMENT OF CASH FLOWS
                         FOR THE SIX-MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)



                                                                   Six-Month Periods Ended
                                                                            March 31,
                                                             -----------------------------------

                                                                  1997                 1996
                                                                  ----                 ----
Cash flows from operating activities:
Cash received from customers ............................    $  6,379,265          $  1,277,472
Cash paid to suppliers and employees ....................      (4,530,951)           (5,347,094)
Dividends and interest received .........................         832,734             1,016,834
Income taxes paid .......................................              --               (20,000)
                                                             ------------          ------------

Net cash provided by (used in) operating activities .....       2,681,048            (3,072,788)

Cash flows from investing activities:
Proceeds from sales of securities .......................       6,094,377             7,609,264
Proceeds from U.S. Treasury Notes maturing ..............              --             9,796,348
Purchase of securities ..................................      (6,669,715)           (1,559,320)
Capital expenditures ....................................        (140,086)             (322,230)
                                                             ------------          ------------

Net cash provided by (used in) investing activities .....        (715,424)           15,524,062
                                                             ------------          ------------

Cash flows from financing activities:
Proceeds from issuances of common stock .................          26,446               110,650
Purchase of treasury stock ..............................        (649,843)                   --
                                                             ------------          ------------

Net cash provided by financing activities ...............        (623,397)              110,650
                                                             ------------          ------------

Net increase (decrease) in cash and cash equivalents ....       1,342,227            12,561,924

Cash and cash equivalents at beginning of the period ....      10,805,842             1,066,419
                                                             ------------          ------------

Cash and cash equivalents at end of the period ..........    $ 12,148,069          $ 13,628,343
                                                             ============          ============


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                          RECONCILIATION OF NET INCOME
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                         FOR THE SIX-MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                                           Six-Month Periods
                                                                             Ended March 31,
                                                                      ----------------------------
                                                                         1997            1996
                                                                         ----            ----

Net income (loss) ................................................... $ 3,182,679    $(4,362,899)
                                                                      -----------    -----------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization .......................................     542,730        513,699
Accretion of U.S. Treasury Notes discount ...........................     (17,736)       (14,425)
Decrease (increase) in accounts receivable ..........................    (104,648)     1,263,862
(Increase) decrease in prepaid expenses .............................    (164,616)      (125,899)
(Decrease) increase in accounts payable and accrued expenses ........     127,221       (321,436)
(Decrease) in income taxes payable ..................................          --        (20,000)

Net realized (gains) losses on sales of securities ..................  (1,018,878)        41,973

(Increase) decrease in inventories ..................................     134,296        (47,663)
                                                                      -----------    -----------

Total adjustments ...................................................    (501,631)     1,290,111
                                                                      -----------    -----------

Net cash provided by (used in) operating activities ................. $ 2,681,048    $(3,072,788)
                                                                      ===========    ===========


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997


A.       SUMMARY OF ACCOUNTING POLICIES.

         BUSINESS
         --------
         Founded in November 1981, Advanced Magnetics, Inc., a Delaware corporation (the "Company"), is a biopharmaceutical company engaged in the development and manufacture of compounds utilizing the Company's core proprietary colloidal superparamagnetic particle technology for magnetic resonance imaging ("MRI") and for polysaccharide directed delivery systems. The initial products developed by the Company are diagnostic imaging agents for use in conjunction with MRI to aid in the diagnosis of cancer and other diseases. In therapeutics, the Company is developing targeted drug delivery platforms for the treatment of organ-specific diseases.

         The accompanying financial statements are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments include normal recurring items.

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

B.       MARKETABLE SECURITIES.

         The cost and market value of the Company's marketable securities portfolio are as follows:

                                            March 31, 1997           September 30, 1996
                                       ------------------------   -------------------------

                                           Cost      Fair Value       Cost      Fair Value
                                       -----------  -----------   -----------   -----------

U. S. government securities
    Due in one year or less            $ 7,505,244  $ 7,488,300   $ 7,510,203   $ 7,481,250
    Due after one through five years     7,415,532    7,321,876     7,392,785     7,312,500


Preferred stock                          5,398,542    7,610,000     3,062,404     3,145,029

Common stock                             2,746,900    3,436,766     3,488,874     5,332,390
                                       -----------  -----------   -----------   -----------

                                       $23,066,218  $25,856,942   $21,454,266   $23,271,169
                                       ===========  ===========   ===========   ===========

C.       INCOME TAX

         There was no income tax provision for the six-month period ended March 31, 1997 due to a net operating loss carry-forward for the period. There was no income tax provision for the six-month period ended March 31, 1996 due to an operating loss for the period

D.       LEGAL PROCEEDINGS

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

E.       EARNINGS PER SHARE

         Effective September 30, 1998, the Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" which will require the disclosure of Basic Earnings per Common Share and Diluted Basic Earnings per Common Share for all periods presented. SFAS 128 would not have a material impact for any periods presented.

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

         The Company's operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: (i) the timing of payments from corporate partners; (ii) the introduction of new products; (iii) the timing and size of orders from customers; (iv) the general level of acceptance of the Company's products; and
(v) increases or decreases in, and timing of, research and development, clinical trials and other expenses. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and there can be no assurance that the Company will achieve consistent profitability or that revenue growth will occur in the future.

         A substantial portion of the Company's expenses consists of research and development expenses. The Company expects its research and development expenses to increase as it funds additional clinical trials and associated toxicology and pharmacology studies and devotes resources to developing additional contrast agents and targeted drug delivery platforms for the treatment of organ-specific diseases.

         The discussion in this Item 2 contains some forward looking statements which involve certain risks and uncertainties, including statements related to expenditures on research and development, liquidity and capital resources and capital expenditures. The Company's actual results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, those relating to the timing and results of U. S. Food and Drug Administration ("FDA") action, delays in arrangements with clinical investigators, uncertainties relating to results of clinical trials and product development and other risks identified in the Company's Form 10-K for the year ended September 30, 1996 and in the Company's other filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 AS COMPARED TO THE
-----------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 1996.
-----------------------------

REVENUES
--------

         Total revenues for the second fiscal quarter ended March 31, 1997 were $1,364,592 compared to $476,069 for the second fiscal quarter ended March 31, 1996. The Company's revenues historically consist primarily of license fees, royalties on products sold by licensees, direct sales of products and investment income. The increase in revenues in the second quarter ended March 31, 1997 compared to the second fiscal quarter ended March 31, 1996 resulted primarily from an increase in both product sales and investment income and gains on the sale of securities.

         The Company accounts for royalty revenue based on estimated product sales by licensees for the applicable time period. Royalties of $95,904 for the second fiscal quarter ended March 31, 1997 reflect the estimated product sales by our licensees during this period.

         Product sales for the second fiscal quarter ended March 31, 1997 were $209,793 compared to $12,762 for the second fiscal quarter ended March 31,1996 due to sales of new product in the United States.

         Interest, dividends and gains and losses on sales of securities resulted in revenues of $1,058,895 for the second fiscal quarter ended March 31, 1997 compared to $388,307 for the second fiscal quarter ended March 31, 1996. The increase compared to the fiscal quarter ended March 31, 1996 is primarily the result of a net gain on sales of securities of $657,352 for the second fiscal quarter ended March 31, 1997 compared to a net loss of $27,272 on sales of securities in the second fiscal quarter ended March 31, 1996.

COSTS AND EXPENSES

         Research and development expenses for the second fiscal quarter ended March 31, 1997 were $1,956,700 compared to $2,516,746 for the second fiscal quarter ended March 31, 1996. The decrease was due primarily to lower costs associated with clinical trials. Selling, general and administrative expenses were $469,027 for the second fiscal quarter ended March 31, 1997 compared to $394,986 for the second fiscal quarter ended March 31, 1996. The increase of $74,041 was primarily related to increased costs for product insurance, now that the Company has received FDA approval for two products.

         The Company incurred costs of $33,139 for product sold in the quarter ended March 31, 1997 compared to $2,550 for the second fiscal quarter ended March 31, 1996

INCOME TAXES

         There was no income tax provision for the second fiscal quarter ended March 31, 1997 due to an operating loss for the period. There was no income tax provision for the second fiscal quarter ended March 31, 1996 due to an operating loss for the period.

EARNINGS

         For the reasons stated above, there was a net loss of $1,094,274 or $(0.16) per share for the quarter ended March 31, 1997 compared to a net loss of $2,438,213 or $(0.36) per share for the second fiscal quarter ended March 31, 1996. SFAS 128 would not have a material impact for any periods presented.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1997 AS COMPARED TO
----------------------------------------------------------------------------
THE SIX MONTHS ENDED MARCH 31, 1996
-----------------------------------

REVENUES
--------

         Total revenues for the six-month period ended March 31, 1997 were $8,402,500 compared to $1,002,928 for the six-month period ended March 31, 1996.

         There were license fee revenues of $5,500,000 for the six-month period ended March 31, 1997 compared to no license fee revenues for the six-month period ended March 31, 1996. The Company received a non-refundable $5,000,000 license fee on October 15, 1996 from Berlex Laboratories, Inc. ("Berlex") as a result of Berlex's market launch of the Company's Feridex I.V.(R)MRI contrast agent in the United States. The Company also received approval from the FDA for GastroMARK(R)on December 6, 1996 and received a milestone payment of $500,000 from its marketing partner Mallinckrodt Medical, Inc. There were no license fee revenues for the six-month period ended March 31, 1996.

         Royalties for the six-month period ended March 31, 1997 were $220,904 compared with royalties for the six-month period ended March 31, 1996 of $150,000 relating to estimated product sales in Europe by Guerbet S.A. of the Company's Feridex I.V., and GastroMARK MRI contrast agents. The increase in royalties is associated with increased sales in the United States now that the Company has received FDA approval for both products.

         Product sales for the six-month period ended March 31, 1997 were $876,255 compared to $12,762 for the six-month period ended March 31, 1996. This increase reflects the initial product launch in the United States and Canada of both Feridex I.V. and GastroMARK.

         Interest, dividends and gains and losses on sales of securities resulted in revenues of $1,805,341 for the six-month period ended March 31, 1997 compared to $840,166 for the six-month period ended March 31, 1996. The increase compared to the six-month period ended March 31, 1996 is primarily the result of a net gain on sales of securities of $1,018,878 for the six-month period ended March 31, 1997 compared to a net loss of $41,972 for the six-month period ended March 31, 1996.

COSTS AND EXPENSES
------------------

         The cost of product sales for the six-month period ended March 31, 1997 was $176,335 compared to $2,550 for the six-month period ended March 31, 1996. The cost of product sales for the six-month period ended March 31, 1997 related primarily to the increased sales for the product launch of the Company's two products in the United States and Canada. The cost of product sales for both six-month periods was 20% of product sales. Research and development expenses for the six-month period ended March 31, 1997 were $4,253,276 compared to $4,677,306 for the same period in 1996, due primarily to the lower costs associated with clinical trials. Selling, general and administrative expenses increased 15% to $790,210 for the six-month period ended March 31, 1997 from $685,971 for the six-month period ended March 31, 1996. The increase was primarily due to expenses for insurance on product sales.

 INCOME TAXES

         There was no income tax provision for the six-month period ended March 31, 1997 due to a net operating loss carry-forward for the period. There was no income tax provision for the six-month period ended March 31, 1996 due to an operating loss for the period.


EARNINGS

         For the reasons stated above, there was net income for the six-month period ended March 31, 1997 of $3,182,679 or $0.47 per share compared to a net loss of $4,362,899 or $(0.65) per share for the six-month period ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company's cash and cash equivalents totaled $12,148,069 compared with $10,805,842 at September 30, 1996. In addition, the Company had marketable securities of $25,856,942 at March 31, 1997 as compared to $23,271,169 on September 30, 1996. Net cash provided by operating activities was $2,681,048 in the six-month period ended March 31, 1997 compared to net cash used in operating activities of $3,072,788 in the six-month period ended March 31, 1996. Cash used in investing activities was $715,424 for the six-month period ended March 31, 1997 compared to $15,524,062 provided by investing activities in the six-month period ended March 31, 1996. Cash provided by investing activities in the six-month period ended March 31, 1997 included the proceeds of $6,094,377 from the sale of marketable securities. Offsetting these proceeds was the purchase of marketable securities of $6,669,715 in the six-month period ended March 31, 1997. Cash used in financing activities in the six-month period ended March 31, 1997 was $623,397 compared to $110,650 provided by financing activity in the six-month period ended March 31, 1996. Cash used in financing activities in the fiscal six-month period ended March 31, 1997 included $649,843 for the purchase of the Company's stock on the open market. In May 1996, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock on the open market at prevailing market prices. The Company purchased 20,000 shares for $311,215 in the first quarter ended December 31, 1996 and 22,500 shares for $338,628 in the second quarter ended March 31, 1997.

         Capital expenditures in the six-month period ended March 31, 1997 were $140,086 compared to $322,230 in the six-month period ended March 31, 1996. This reflects a continuing upgrade to existing property, plant and equipment. The Company has no current commitment for any significant expenditures on property, plant and equipment. The Company expects that expenditures for research and development for the remainder of fiscal 1997 will increase due to human clinical trials for the Company's targeted delivery platforms.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 4, 1997, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders acted upon the following proposals: (i) election of directors and (ii) approval of the 1997 Employee Stock Purchase Plan. All of the above matters were approved by the stockholders.

         Votes "FOR" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without designation, the shares represented by the proxy were voted "FOR" each proposal in the manner described in the Proxy Statement. On the record date (December 16, 1996), 6,796,318 shares of the Company's common stock were issued and outstanding.


         Voting results were as follows:

                     Matter                      For       Against   Withheld   Abstain
                     ------                      ---       -------   --------   -------

1.  Election of Directors
       Thomas Coor                            5,812,212    23,200       N/A       N/A
       Jerome Goldstein                       5,812,712    22,700       N/A       N/A
       Leslie Goldstein                       5,812,212    23,200       N/A       N/A
       Richard L McIntire                     5,812,812    22,600       N/A       N/A
       Edward B. Roberts                      5,812,812    22,600       N/A       N/A
       Roger E. Travis                        5,812,312    23,100       N/A       N/A
       George M. Whitesides                   5,812,812    22,600       N/A       N/A

2.  Approval of the 1997 Employee Stock
       Purchase Plan                          5,707,602    86,075       N/A     41,735





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 11        Statement re:  Computation of per share earnings

         Exhibit 27.1      Financial Data Schedule (EDGAR filing only)

         The Company did not file any current reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                             ADVANCED MAGNETICS, INC.


Date      May 15, 1997    By  /s/ Jerome Goldstein
          ------------        -------------------------------------------------
                              Jerome Goldstein, President,
                              Treasurer and Chairman of the Board of Directors


Date      May 15, 1997    By  /s/ James A. Matheson
         --------------       -------------------------------------------------
                              James A. Matheson, Vice President
                              and Principal Accounting Officer