Form 10-Q
period 1997-06-30
ADVANCED MAGNETICS INC
filed 1997-08-13
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
     Exchange Act of 1934.

     For the quarterly period ended         June 30, 1997
                                   --------------------------------

                                       OR

 [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities
     Exchange Act of 1934.

     For the transition period from                   to
                                    -----------------    -----------------


                            Commission File #0-14732

                            ADVANCED MAGNETICS, INC.
             (Exact name of registrant as specified in its charter)



        Delaware                                            04-2742593
(State or other jurisdiction                       (IRS Employer Incorporation
  of organization)                                   or Identification No.)


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


At August 7, 1997, 6,739,937 shares of registrant's common stock (par value, $.01) were outstanding.

                            ADVANCED MAGNETICS, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1997



                          PART I. FINANCIAL INFORMATION



                         Item 1 -- Financial Statements

                            ADVANCED MAGNETICS, INC.
                                 BALANCE SHEETS
                      JUNE 30, 1997 AND SEPTEMBER 30, 1996
                                   (UNAUDITED)



                                  ASSETS                                              June 30,        September 30,
                                  ------                                              --------        -------------
                                                                                        1997               1996

Current assets:
Cash and cash equivalents ......................................................     $ 1,025,879       $10,805,842
Marketable securities (Note B) .................................................      37,049,980        23,271,169
Accounts receivable ............................................................         470,855           149,235
Inventories ....................................................................          25,087           182,166
Prepaid expenses ...............................................................         238,806           131,234
                                                                                     -----------       -----------
  Total current assets .........................................................      38,810,607        34,539,646
                                                                                     -----------       -----------

Property, plant and equipment:
Land ...........................................................................         360,000           360,000
Building .......................................................................       4,326,236         4,320,766
Laboratory equipment ...........................................................       7,515,261         7,316,534
Furniture and fixtures .........................................................         584,580           553,149
                                                                                     -----------       -----------
                                                                                      12,786,077        12,550,449

Less--accumulated depreciation and amortization ................................      (7,033,674)       (6,219,579)
                                                                                     -----------       -----------
Net property, plant and equipment ..............................................       5,752,403         6,330,870
                                                                                     -----------       -----------

Other assets ...................................................................         248,902           195,857
                                                                                     -----------       -----------
  Total assets .................................................................     $44,811,912       $41,066,373
                                                                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
Accounts payable ...............................................................     $    187,421       $   383,335
Accrued expenses ...............................................................         637,133           500,365
Income taxes payable ...........................................................          50,128            50,128
                                                                                     -----------       -----------
  Total current liabilities ....................................................         874,682           933,828
                                                                                     -----------       -----------

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
   2,000,000 shares; none issued ...............................................            --                --
Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 6,726,816 shares at June 30, 1997
   and 6,761,612 shares at September 30, 1996 ..................................          67,268            67,616
Additional paid-in capital .....................................................      44,166,693        44,926,502
Retained earnings (deficit) ....................................................      (4,062,629)       (6,678,476)
Unrealized gains on market value of securities (Note B) ........................       3,765,898         1,816,903
                                                                                     -----------       -----------
  Total stockholders' equity ...................................................      43,937,230        40,132,545
                                                                                     -----------       -----------

Total liabilities and stockholders' equity .....................................     $44,811,912       $41,066,373
                                                                                     ===========       ===========


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                             STATEMENT OF OPERATIONS
                FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)



                                         Three-Month Period Ended June 30,   Nine-Month Period Ended June 30,
                                         ---------------------------------   --------------------------------

                                               1997             1996            1997              1996
                                               ----             ----            ----              ----

Revenues:
   License fees ......................     $       --       $        --      $5,500,000       $        --
   Royalties .........................         85,000           (25,000)        305,904           125,000
   Product sales .....................        394,656              --         1,270,911            12,762
   Interest, dividends and net gains
     and losses on sales of securities        705,324           470,373       2,510,665         1,310,539
                                           ----------       -----------      ----------       -----------
        Total revenues ...............      1,184,980           445,373       9,587,480         1,448,301
                                           ----------       -----------      ----------       -----------

Costs and expenses:
   Cost of product sales .............         83,436                --         259,771             2,550
   Research And development expenses .      2,040,380         2,559,241       6,293,656         7,236,546
   Selling, general and administrative
     expenses ........................        271,818           749,235       1,062,028         1,435,206
 Other(income) expenses ..............       (264,800)               --        (264,800)               --
                                           ----------       -----------      ----------       -----------
        Total costs and expenses .....      2,130,834         3,308,476       7,350,655         8,674,302
                                           ----------       -----------      ----------       -----------

   Income (loss) before provision for
      income taxes ...................       (945,854)       (2,863,103)      2,236,825        (7,226,001)
                                           ----------       -----------      ----------       -----------

   Income tax provision (benefit) ....       (379,022)               --        (379,022)               --
                                           ----------       -----------      ----------       -----------

Net income (loss) ....................     $ (566,832)      $(2,863,103      $2,615,847       $(7,226,001
                                           ==========       ===========      ==========       ===========

Income (loss) per share ..............     $    (0.08)      $     (0.42)     $     0.38       $     (1.07)
                                           ----------       -----------      ----------       -----------

Weighted average number of common
     and common equivalent shares ....      6,730,188         6,768,705       6,814,887         6,762,983
                                           ----------       -----------      ----------       -----------




The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                             STATEMENT OF CASH FLOWS
                        FOR THE NINE-MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                            Nine-Month Periods Ended
                                                                    June 30,
                                                         -----------------------------

                                                              1997              1996
                                                              ----              ----

Cash flows from operating activities:
Cash received from customers .......................     $  6,854,637      $ 1,300,212
Cash paid to suppliers and employees ...............       (6,512,771)      (8,253,418)
Dividends and interest received ....................          935,785        1,501,027
Income taxes paid ..................................               --          (20,000)
Income tax refund ..................................          379,022               --
                                                         ------------      -----------

Net cash provided by (used in) operating activities         1,656,673       (5,472,179)
                                                         ------------      -----------

Cash flows from investing activities:
Proceeds from sales of securities ..................        7,579,147        8,747,672
Proceeds from U.S. Treasury Notes maturing .........               --        9,796,348
Purchase of securities .............................      (17,966,953)      (1,421,716)
Capital expenditures ...............................         (235,628)        (387,780)
(Increase) in other assets .........................          (53,045)         (50,785)
                                                         ------------      -----------

Net cash provided by (used in) investing activities       (10,676,479)      16,683,739
                                                         ------------      -----------

Cash flows from financing activities:
Proceeds from issuances of common stock ............           37,146          273,754
Purchase of treasury stock .........................         (797,303)        (184,868)
                                                         ------------      -----------

Net cash provided by financing activities ..........         (760,157)          88,886
                                                         ------------      -----------

Net increase (decrease) in cash and cash equivalents       (9,779,963)      11,300,446

                                                         ------------      -----------
Cash and cash equivalents at beginning of the period       10,805,842        1,066,419
                                                         ------------      -----------

Cash and cash equivalents at end of the period .....     $  1,025,879      $12,366,865
                                                         ------------      -----------



The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                       RECONCILIATION OF NET INCOME (LOSS)
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                        FOR THE NINE-MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)






                                                                                      Nine-Month Periods
                                                                                         Ended June 30,
                                                                                 ----------------------------
                                                                                     1997              1996
                                                                                     ----              ----

Net income (loss) ..........................................................     $ 2,615,847      $(7,226,001)
                                                                                 -----------      -----------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization ..............................................         814,095          789,064
Accretion of U.S. Treasury Notes Discount ..................................         (26,632)         (23,321)
(Increase) decrease in accounts receivable .................................        (321,620)       1,344,263
(Increase) decrease in prepaid expenses ....................................        (107,572)         (37,286)
(Decrease) increase in accounts payable and accrued expenses ...............         (59,146)        (283,229)
(Decrease) in income taxes payable .........................................            --            (20,000)
Decrease (increase) in inventories .........................................         157,079          (47,665)
Net realized (gains) losses on sales of marketable securities ..............      (1,415,378)          31,996
                                                                                 -----------      -----------

Total adjustments ..........................................................        (959,174)       1,753,822
                                                                                 -----------      -----------

Net cash provided by (used in) operating activities ........................     $ 1,656,673      $(5,472,179)
                                                                                 ===========      ===========





The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997


A. SUMMARY OF ACCOUNTING POLICIES.

     BUSINESS
     --------

     Founded in November 1981, Advanced Magnetics, Inc., a Delaware Corporation (the "Company"), is a biopharmaceutical company engaged in the development and manufacture of compounds utilizing the Company's core proprietary colloidal superparamagnetic particle technology and core polysaccharide technology for magnetic resonance imaging ("MRI") and for polysaccharide-directed, receptor-mediated drug delivery systems. The initial products developed by the Company are diagnostic imaging agents for use in conjunction with MRI to aid in the diagnosis of cancer and other diseases. In therapeutics, the Company is developing targeted drug delivery platforms for the treatment of organ specific diseases.

     The accompanying financial statements are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted of normal recurring items.

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

B. MARKETABLE SECURITIES.

   The cost and market value of the Company's marketable securities portfolio are as follows:


                                               June 30, 1997                 September 30,1996
                                        ---------------------------     ---------------------------
                                            Cost        Fair Value         Cost          Fair Value
                                        -----------     -----------     -----------     -----------

 U.S. government securities:
   Due in one year or less ........     $ 7,502,622     $ 7,500,000     $ 7,510,203     $ 7,481,250
   Due after one through five years      17,234,856      17,213,820       7,392,785       7,312,500

Preferred stock ...................       6,296,615       8,639,085       3,062,404       3,145,029

Common stock ......................       2,249,989       3,697,075       3,488,874       5,332,390
                                        -----------     -----------     -----------     -----------

                                        $33,284,082     $37,049,980     $21,454,266     $23,271,169
                                        ===========     ===========     ===========     ===========



C. INCOME TAX

     The income tax benefit for the three-month and nine-month periods ended June 30, 1997 resulted from payments received from the Internal Revenue Service for contingent refunds of federal income taxes. The refunds were $305,842 for the fiscal year ended September 30, 1995 and $73,180 for the fiscal year ended September 30, 1996. The Company does not expect to record an income tax provision for the fiscal year ended September 30, 1997 as a result of net operating loss carry-forwards.

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

E. EARNINGS PER SHARE

     Effective September 30, 1998, the Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" which will require the disclosure of Basic Earnings per Common Share and Diluted Basic Earnings per Common Share for all periods presented. The Company believes SFAS 128 will not have a material impact for any periods presented.

     The FASB has recently issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, SFAS 130 requires that an amount representing total comprehensive income be reported. SFAS 130 will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company has not yet assessed the impact of SFAS 130 on the results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Since its inception in November 1981, the Company has focused its efforts on developing its core superparamagnetic iron oxide particle technology. In recent years, the Company's efforts have been focused primarily on the development of MRI contrast agents and, to a lesser extent, on the development of a drug delivery platform that targets therapeutics to the liver. The Company has funded its operations with cash from license fees, royalties, sales of its products, the proceeds of financings, income earned on invested cash and fees from contract research performed for third parties. The Company's long-term viability and growth will depend on the successful commercialization of products resulting from its research activities. Among other things, successful commercialization of the Company's products will require obtaining necessary governmental approvals in a timely manner, attracting and retaining key employees, responding to technological changes in the marketplace, and successful marketing of approved products by the Company's licensees and marketing partners.

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

     A substantial portion of the Company's expenses are research and development expenses. The Company expects its research and development expenses to increase as it funds additional clinical trials and associated toxicology and pharmacology studies and devotes resources to developing additional contrast agents and targeted drug delivery platforms for the treatment of organ-specific diseases.

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


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 AS COMPARED TO THE QUARTER ENDED JUNE 30, 1996.

REVENUES

     Total revenues for the third fiscal quarter ended June 30, 1997 were $1,184,980 compared to $445,373 for the third fiscal quarter ended June 30, 1996. The Company's revenues historically consist primarily of license fees, royalties on products sold by licensees, direct sales of products and investment income. The increase in revenues in the third quarter ended June 30, 1997 compared to the third fiscal quarter ended June 30, 1996 resulted from an increase in product sales, royalties and gains on sales of securities.

     The Company accounts for royalty revenue based on estimated product sales by licensees for the applicable time period. Royalties for the third fiscal quarter ended June 30, 1997 were $85,000. There were no royalties for the third fiscal quarter ended June 30, 1996, since there were no product sales by licensees for this quarter. In addition, the company adjusted royalty revenue for that period by $25,000 to reflect an overestimate of product sales in previous periods.

     Product sales were $394,656 for the third fiscal quarter ended June 30, 1997. This reflects the initial product launch in the United States of the Company's liver contrast agent Feridex I.V.(R). There were no product sales for the third fiscal quarter ended June 30, 1996.

     Interest, dividends and gains and losses on sales of securities resulted in revenues of $705,324 for the third fiscal quarter ended June 30, 1997 compared to $470,373 for the third fiscal quarter ended June 30, 1996. Interest income of $260,384 for the third fiscal quarter ended June 30, 1997 was $117,483 less than interest income of $377,867 for the third fiscal quarter ended June 30, 1996, primarily due to fewer interest bearing types of investments. Dividend income was $48,437 for the third fiscal quarter ended June 30, 1997 compared with $82,530 for the third fiscal quarter ended June 30, 1996. The lower dividend income was also a result of fewer investments in dividend paying preferred stock. There was a net gain on sales of securities of $396,503 for the third fiscal quarter ended June 30, 1997 compared with a net gain on sales of securities of $9,976 for the third fiscal quarter ended June 30, 1996.

COSTS AND EXPENSES

     Research and development expenses for the third fiscal quarter ended June 30, 1997 were $2,040,380 compared to $2,559,241 for the third fiscal quarter ended June 30, 1996. The reduced expenses are related to general cost reductions at the Company. Selling, general and administrative expenses were $271,818 for the third fiscal quarter ended June 30, 1997 compared to $749,235 for the third fiscal quarter ended June 30, 1996. The decrease of $477,417 was primarily related to the expensing in the quarter ended June 30,1996 of $237,729 associated with a proposed, but later terminated, public offering of the Company's common stock. The balance of the reduction is due to lower legal fees and the overall reduction in expenses during the quarter ended June 30, 1997. Other income of $264,800 was recognized during the third fiscal quarter ended June 30, 1997 due to an insurance settlement for damages resulting from a rain-caused flood in the research and development laboratory in October 1996.

     The Company incurred costs of product sold of $83,436 for for the third fiscal quarter ended June 30, 1997 compared to no cost of products sold for the third fiscal quarter ended June 30, 1996.

INCOME TAXES

     Payments from the Internal Revenue Service for contingent refunds were received and recognized as income tax benefits on the Statement of Operations during the third fiscal quarter ended June 30, 1997. The refunds were $305,842 for the fiscal year ended September 30, 1995 and $73,180 for the fiscal year ended September 30, 1996.

EARNINGS

     For the reasons stated above, there was a net loss of ($566,832) or ($0.08) per share for the third fiscal quarter ended June 30, 1997 compared to a net loss of ($2,863,103) or ($0.42) per share for the third fiscal quarter ended June 30, 1996. The Company has not yet assessed the impact of SFAS 130 on the results of operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1996

REVENUES

     Total revenues for the nine-month period ended June 30, 1997 were $9,587,480 compared to $1,448,301 for the nine-month period ended June 30, 1996.

     There were license fee revenues of $5,500,000 for the nine-month period ended June 30, 1997 compared to no license fee revenues for the nine-month period ended June 30, 1996. The Company received a non-refundable $5,000,000 license fee on October 15, 1996, from Berlex Laboratories, Inc. ("Berlex") as a result of Berlex's market launch of the Company's Feridex I.V.(R)MRI contrast agent in the United States. The Company also received a milestone payment of $500,000 as a license fee from its marketing partner Mallinckrodt Medical, Inc. due to product approval received from the U.S. Food and Drug Administration on December 6,1996.

     Royalties for the nine-month period ended June 30, 1997 were $305,904. Royalties for the nine-month period ended June 30, 1996 were $125,000. The increase is due to increased sales of the Company's products in the United States and Europe.

     Product sales for the nine-month period ended June 30, 1997 were $1,270,911 compared to $12,762 for the nine-month period ended June 30, 1996. The increase is also due to increased sales of the Company's products in the United States and Europe.

     Interest, dividends and gains and losses on sales of securities resulted in revenues of $2,510,665 for the nine-month period ended June 30, 1997 compared to $1,310,539 for the nine-month period ended June 30, 1996. Interest income for the nine-month period ended June 30, 1997 was $905,755 compared to $1,062,572 for the nine-month period ended June 30, 1996. The decrease in interest revenue was due primarily to the decrease in interest bearing cash equivalent investments in fiscal 1997. Dividend income for the nine-month period ended June 30, 1997 was $90,431 less than the nine-month period ended June 30, 1996 primarily due to a reduction in funds invested in dividend paying preferred stocks and an increase in investments in non-interest bearing securities. There was a net gain on sales of securities of $1,415,378 for the nine-month period ended June 30, 1997 compared to a net loss of ($31,996) for the nine-month period ended June 30, 1996.

COSTS AND EXPENSES

     The cost of product sales for the nine-month period ended June 30, 1997 was $259,771 compared to $2,550 for the nine-month period ended June 30, 1996. The cost of product sales for both nine-month periods was approximately 20% of product sales. Research and development expenses for the nine-month period ended June 30, 1997 decreased approximately 13% to $6,293,656 from $7,236,546 for the nine-month period ended June 30, 1996. The decrease was primarily a result of lower costs associated with clinical trials. Selling, general and administrative expenses decreased approximately 26% to $1,062,028 for the nine-month period ended June 30, 1997 from $1,435,206 for the nine-month period ended June 30, 1996. The decrease was primarily due to expenses associated with a proposed but later terminated public offering of the Company's common stock in the nine-month period ended June 30, 1996. Other income of $264,800 was recognized during the third fiscal quarter ended June 30, 1997 due to an insurance settlement for damages resulting from a rain-caused flood in the research and development laboratory in October 1996.

INCOME TAXES

     There were no income tax provisions for the nine-month periods ended June 30, 1997 and June 30,1996 due to operating losses in each period. Payments from the Internal Revenue Service were received and recognized as an income tax benefit during the nine month period ended June 30, 1997 for contingent refunds of federal income taxes. The refunds were $305,842 for the fiscal year ended September 30, 1995 and $73,180 for the fiscal year ended September 30, 1996. The Company does not expect to record an income tax provision for the fiscal year 1997 as a result of net operating loss carry forwards.

EARNINGS

     For the reasons stated above, there was net income for the nine-month period ended June 30, 1997 of $2,615,847 or $0.38 per share compared to a net loss of ($7,226,001) or ($1.07) per share for the nine-month period ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company's cash and cash equivalents totaled $1,025,879, representing a decrease of $9,779,963 from cash and cash equivalents at September 30, 1996. In addition, the Company had marketable securities of $37,049,980 at June 30, 1997 as compared to $23,271,169 on September 30, 1996.
Net cash provided by operating activities was $1,656,673 in the nine-month period ended June 30, 1997 compared to net cash used in operating activities of $5,472,179 in the nine-month period ended June 30, 1996. Cash used in investing activities was $10,676,479 for the nine-month period ended June 30, 1997, compared to $16,715,739 provided by investing activities in the nine-month period ended June 30, 1996. The cash used in investing activities was due to the purchase of $9,810,771 in U.S. Treasury Bills and purchases of other securities of $8,156,182, offset by sales of $7,579,147 in equities in the nine month period ended June 30, 1997. The cash provided by investing activities in the nine-month period ended June 30, 1996 included the proceeds of $8,747,672 from the sale of marketable securities and the proceeds of $9,796,348 from maturing United States Treasury Notes. Offsetting these proceeds was the purchase of marketable securities of $1,421,716 in the nine-month period ended June 30, 1996. Cash used in financing activities in the nine-month period ended June 30, 1997 was $760,157 compared to $88,886 provided by financing activities for the nine-month period ended June 30, 1996. Cash provided by financing activities in the fiscal nine-month period ended June 30, 1997 and 1996 included $37,146 and $273,754, respectively, from the issuance of common stock. In May 1996, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock on the open market at prevailing market prices. The Company purchased 55,000 shares for $797,303 during the nine months ended June 30,1997 and 10,000 shares for $184,868 during the nine months ended June 30, 1996.

     Capital expenditures in the nine-month period ended June 30, 1997 were $235,628 compared to $387,780 in the nine-month period ended June 30, 1996. These expenditures reflect continued upgrades to existing plant and equipment. The Company has no current commitment for any significant expenditures on property, plant and equipment. The Company expects that expenditures for research and development for the remainder of fiscal 1997 will increase due to additional human clinical trials for the Company's products in development. Administrative costs will also rise slightly due to product introduction costs.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 11      Statement re:  Computation of per share earnings

         Exhibit 27.1    Financial Data Schedule (EDGAR filing only)

         The Company did not file any current reports on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                    ADVANCED MAGNETICS, INC.


Date                By
     -----------       --------------------------------------------------------
                       Jerome Goldstein, Chairman of the Board of Directors and
                       Treasurer



Date                By
     -----------       --------------------------------------------------------
                       James A. Matheson, Vice President
                       and Principal Accounting Officer