Form 10-K
period 1997-09-30
ADVANCED MAGNETICS INC
filed 1997-12-22
CIK 792977

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 FOR THE TRANSITION PERIOD FROM                     TO                     .

                         COMMISSION FILE NUMBER 0-14732

                            ADVANCED MAGNETICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                             04-2742593
   (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)
          725 CONCORD AVENUE                          02138
       CAMBRIDGE, MASSACHUSETTS                     (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       Registrant's telephone number, including area code: (617) 354-3929

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                                   VALUE $.01

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 8, 1997, there were 6,729,526 shares of the registrant's Common Stock, $.01 par value, outstanding. The aggregate market value of the registrant's voting stock held by nonaffiliates as of December 8, 1997 was approximately $55,883,912.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, scheduled to be held on February 3, 1998, are incorporated by reference in Part III hereof.

================================================================================

                                     PART I

ITEM 1.  BUSINESS:

COMPANY OVERVIEW

     Advanced Magnetics, Inc., a Delaware corporation ("Advanced Magnetics" or the "Company"), develops, manufactures and markets organ-specific contrast agents to improve the diagnostic capabilities of soft tissue magnetic resonance imaging ("MRI") scans and is developing targeted drug delivery platforms that deliver therapeutics directly to the liver and other organs including lymph nodes. Sales of the Company's liver contrast agent, Feridex I.V., have commenced in Europe and the United States. In September 1997, sales of Feridex I.V. commenced in Japan. GastroMARK, used for marking of the bowel in MRI procedures, has been approved for marketing in several European countries and Canada, and sales commenced in the United States in April 1997. With respect to Combidex, the Company's contrast agent for the liver, spleen, and lymphatic system, the Company has completed Phase III trials for Combidex in the United States for imaging liver lesions and is currently in Phase III trials for lymph node imaging. The Company hopes to submit a New Drug Application ("NDA") to the United States Food and Drug Administration "FDA" for both indications in late 1998 or early 1999. Advanced Magnetics is also applying its liver-targeting technology and expertise to the delivery of therapeutics to the liver.

     MRI is a diagnostic imaging technique that is used to identify internal abnormalities and changes in structure. Contrast agents increase the usefulness of MRI by allowing radiologists to differentiate structures and organs with greater diagnostic confidence. The Company believes that MRI studies of the liver and lymph nodes produced with contrast agents are clearer and permit the identification of smaller abnormalities than images produced by MRI studies without contrast agents or imaging using contrast enhanced computed tomography ("CECT"). MRI contrast agents frequently allow for more accurate diagnosis and monitoring of treatment results and may be a cost-effective way to assess medical treatments and to improve patient outcomes. Currently, the primary use of MRI is for studies of the central nervous system. The Company believes that the development of effective contrast agents should increase the use of MRI as a diagnostic imaging technique and allow MRI to be used for a wider range of applications, in turn generating additional demand for MRI contrast agents. However, in an era of increasing cost containment pressures, adoption of new imaging techniques may be slow or may not occur.

     Feridex I.V. is the first organ-specific MRI contrast agent designed specifically for the liver and is marketed in the United States, Europe and Japan. The liver and the lymphatic system are among the principal sites for metastasis of many common cancers (including colon, prostate and breast cancer). CECT is currently the primary imaging technique used to confirm a preliminary or suspected diagnosis of liver cancer. With respect to the lymphatic system, there currently are no effective imaging techniques. An MRI contrast agent that localizes to and causes contrast enhancement of the lymph nodes, such as the Combidex product the Company has under development, could allow for more accurate disease diagnosis and monitoring of treatment results. GastroMARK enhances the contrast between the bowel and other abdominal structures, and could ultimately increase the use of MRI as an imaging technology for the abdomen.

     To facilitate the marketing and distribution of its contrast agents, the Company has entered into strategic relationships with certain established pharmaceutical companies. These relationships, both in the United States and abroad, include: (i) Guerbet S.A. ("Guerbet"), a leading European producer of contrast agents, in Western Europe and Brazil; (ii) Eiken Chemical Co., Ltd. ("Eiken"), one of Japan's leading medical diagnostics manufacturers, in Japan;
(iii) Berlex Laboratories, Inc. ("Berlex"), the leading marketer of MRI contrast agents, in the United States; and (iv) Mallinckrodt Inc. ("Mallinckrodt"), a leading manufacturer of contrast agents, in the United States, Canada and Mexico.

     The Company's expertise in organ-specific technology provides it with biopharmaceutical opportunities beyond its core MRI contrast agent products. Advanced Magnetics is developing targeted therapeutics technology for the treatment of liver diseases. The Company believes that arabinogalactan, a naturally-occurring polysaccharide that binds to the asialoglycoprotein ("ASG") receptor found in abundance on hepatocytes, the principal cells comprising the liver, has commercial promise in drug delivery. Advanced

Magnetics hopes to study the efficacy of therapeutic agents combined with arabinogalactan for the treatment of liver diseases through strategic alliances with other pharmaceutical companies that the Company may establish.

     Advanced Magnetics' knowledge and experience in diagnostics, combined with the experience of senior management in the diagnostic testing area led to the acquisition of 81% of the capital stock of Kalisto Biologicals, Inc. ("Kalisto") in October 1997. Kalisto is an early-stage food testing and veterinary diagnostics company.

     In addition, in September 1997 the Company entered into an option agreement with Cavitation Control Technology, Inc. ("CAV-CON") to purchase the worldwide technology rights to CAV-CON's lipid micro-bubble technology.

     The Company was incorporated in Delaware in 1981. The Company's principal offices are located at 61 Mooney Street, Cambridge, Massachusetts 02138, and its telephone number is (617) 497-2070.

MRI CONTRAST AGENTS

     OVERVIEW

     Diagnostic Imaging. Diagnostic imaging is generally a non-invasive method to visualize internal structures, abnormalities or anatomical changes in order to diagnose disease and injury. Today, the most widely accepted imaging techniques include x-rays, ultrasound, nuclear medicine, Computerized Tomography ("CT") and MRI. Since the introduction of x-rays, the need for increasingly accurate and detailed non-invasive visualization of soft tissue has increased. For example, diagnostic imaging frequently is used to determine whether a cancer has metastasized and to assist physicians in determining whether a treated cancer has recurred and the location of metastatic tumors. In addition, diagnostic imaging is used in the diagnosis of disease and injury conditions affecting the cardiovascular and central nervous systems and certain joints, such as the knee and shoulder. In 1994, over 76 million soft tissue and organ imaging procedures were performed in the United States. The choice of diagnostic imaging technique to be used in any particular circumstance depends upon a variety of factors, including the particular disease or condition to be studied, image quality, availability of imaging machines, availability of contrast agents and cost. There is no imaging technique that is considered superior to all others for most or all applications.

     Contrast agents play a significant role in improving the quality of diagnostic images by increasing contrast between different internal structures or types of tissues in various disease states and medical conditions of interest. The availability of an effective contrast agent often determines the choice of imaging technique for a particular procedure. Consequently, contrast agents, which are administered intravenously or orally, are widely used when available. Currently available imaging techniques can be of limited usefulness in visualizing certain soft-tissue structures. For example, clinically useful diagnostic imaging of small lesions in lymph nodes, a common site of metastasis for some frequently occurring cancers such as breast cancer, is not currently available because, the Company believes, there are no effective contrast agents for differentiating cancerous lymph nodes from other nodes.

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

TARGETED DRUG DELIVERY PLATFORM

     OVERVIEW

     Effective treatment of organ-specific diseases is often limited by the inability to deliver sufficient quantities of therapeutic pharmaceuticals to the affected organ without creating unacceptable levels of toxicity in the rest of the body. The Company believes the treatment of liver diseases and other organ-specific diseases would be significantly improved by delivering therapeutics to the organ while limiting the exposure of the rest of the body to the drug. The Company discovered that arabinogalactan, a compound it studied to target contrast agents to the liver, could also be useful in delivering therapeutic agents to hepatocytes through the asialoglycoprotein ("ASG") receptor. Hepatocytes are cells which generally comprise approximately 95% of the total cells of the liver but do not exist in the rest of the body. The Company has developed several drug conjugates that are in the pre-clinical stage for the treatment of liver diseases, including hepatitis B.

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

     In its first targeted drug delivery proof of principle project, the Company has completed animal testing of a potential therapeutic product for hepatitis B composed of arabinogalactan and vidarabine monophosphate ("AraAMP"). Vidarabine ("AraA"), an antiviral agent which is used in the United States and abroad for the treatment of herpes simplex, has not been approved for treatment of hepatitis B in the United States because, although it is an effective agent against the hepatitis virus, when administered systemically in an unconjugated form, it is often toxic to the bone marrow, blood cells and peripheral nervous system in the dosage regimen necessary to treat the hepatitis B virus. AraA and other nucleoside products must be phosphorylated with three phosphate ions in order to have a therapeutic effect. When AraA is injected directly, however, many molecules of AraA do not become phosphorylated. The Company believes that much of the toxicity associated with AraA results from toxic compounds created when the drug breaks down in the body. The Company has discovered that AraA, when phosphorylated with one phosphate (monophosphate) and chemically linked with arabinogalactan prior to injection, shows far greater therapeutic effect in animals and reduced toxicity. Toxicity is reduced because (i) less therapeutic compound is needed since AraAMP is directed by the arabinogalactan to hepatocytes through the ASG receptor, (ii) the probability of successful triphosphorylation is increased by the targeted delivery of the monophosphate to the cell and (iii) the arabinogalactan AraAMP conjugate does not, the Company believes, metabolize into any toxic product during its short blood half-life.

     The Company believes that the delivery and use enhancements seen when AraAMP is attached to arabinogalactan may be obtained with other therapeutic agents. The attachment of a variety of therapeutic agents to arabinogalactan, such as ribavirin and acyclovir, is an active area of research for Advanced Magnetics and may lead to a series of arabinogalactan-delivered pharmaceuticals for the treatment of such liver diseases as hepatitis B, hepatitis C, hepatitis D and liver cancer. The Company is attempting to establish strategic alliances with other pharmaceutical companies to exploit the advantages of its drug delivery platform and polysaccharide conjugation technology.

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

PRODUCTS UNDER DEVELOPMENT

     The following table summarizes potential applications, marketing partners and the current United States and foreign status for each of the Company's products.

                 ADVANCED MAGNETICS PRODUCTS UNDER DEVELOPMENT

                                            MARKETING
    PRODUCT           APPLICATIONS          PARTNERS          UNITED STATES STATUS         FOREIGN STATUS
----------------   ------------------   -----------------   ------------------------   -----------------------
CONTRAST AGENTS
Feridex I.V.       Diagnosis of liver   Berlex (United      Marketing of product       Approved and marketed
                   lesions              States), Eiken      began in October 1996.     in most EU countries.
                                        (Japan), Guerbet                               Launched in Japan in
                                        (Western Europe                                September 1997.
                                        and Brazil)
Combidex           Diagnosis of         Guerbet (Western    Phase III liver/spleen     Phase III clinical
                   lesions of the       Europe and          trials completed. Phase    trials for lymphatic
                   liver, spleen and    Brazil), Eiken      III clinical trials for    imaging, currently
                   lymphatic system     (Japan)             lymph nodes, currently     underway, to be
                                                            underway, to be            completed in 1998. CPMP
                                                            completed in early 1998.   filing anticipated in
                                                            NDA anticipated late       1999.
                                                            1998/early 1999.
GastroMARK         Marking of the       Guerbet (Western    Marketing of product       Approved and marketed
                   bowel in abdominal   Europe and          began in April 1997.       in many European
                   imaging              Brazil),                                       countries, including
                                        Mallinckrodt                                   France. Approved in
                                        (United States,                                Canada.
                                        Canada and
                                        Mexico)
TARGETED DRUG DELIVERY PRODUCTS
AraAMP-            Therapeutic for      --                  Pre-clinical research      --
arabinogalactan    hepatitis B                              completed. Strategic
conjugate                                                   partner being sought.
Ribavirin-         Therapeutic for      --                  Pre-clinical research in   --
arabinogalactan    hepatitis C                              progress.
conjugate

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

CONTRAST AGENTS

     Feridex I.V. The liver is a principal site for metastasis of primary cancer originating in other parts of the body, particularly cancer of the colon, a common cancer in the United States. Diagnosis of metastasis at an early stage can be difficult because small tumors are frequently not accompanied by detectable physical symptoms. Identification of metastatic tumors in the liver has a significant impact on physicians' treatment plans for cancer. The Company believes that Feridex I.V. will allow for MRI scans of liver tumors that may not be visible with CT scanning or ultrasound, the most widely used techniques for liver imaging, and that a substantial number of liver scans will now be done using MRI instead of, or in addition to, CT scanning and ultrasound.

     Marketing of Feridex I.V. began in October 1996 by Berlex Laboratories in the United States. Feridex I.V. was approved in August 1994 by the European Union's (the "EU") Committee for Proprietary Medicinal Products and most of the member states of the EU have since issued local approvals to market the product. Guerbet has begun marketing the product in Europe. Eiken received approval for marketing the product in Japan in July 1997 and received pricing approval in September 1997. Feridex I.V. was launched in Japan in September 1997 through Eiken's affiliate, Tanabe Seiyaku, Ltd. Berlex Laboratories is the Company's exclusive marketing partner for Feridex I.V. in the United States. See "Licensing and Marketing Arrangements."

     Combidex. The Company believes that Combidex will be useful in diagnostic imaging of the liver, spleen and lymph nodes. Lymph nodes are frequently sites for metastases of different types of cancer, particularly breast cancer and prostate cancer, and efficient imaging of lymph nodes could play a major role in determining appropriate courses of treatment. There are currently no available noninvasive methods for distinguishing between lymph nodes enlarged by tumorous infiltration as opposed to inflammation. Since CT, the only imaging modality currently used for imaging lymph nodes, cannot distinguish between inflamed nodes and cancerous nodes, the current practice is to assume that enlarged nodes are cancerous and to perform a biopsy to establish their true status. Nodes less than one centimeter in size are assumed to be normal. The Company believes that Combidex will enable doctors using MRI to distinguish between cancerous and non-cancerous enlarged lymph nodes because its accumulation in normal lymph node tissue permits differentiation between normal and tumor-infiltrated nodes. The Company also believes that Combidex can be used to identify tumors in the liver and spleen because tumors generally are hypovascular when compared to surrounding tissues.

     The Company has completed Phase III studies using Combidex to image the liver. Phase III trials using Combidex to image lymph nodes are currently underway. The Company expects the lymph node trials to be completed in 1998. The Company expects to file an NDA for both indications in late 1998 or early 1999.

     Of the approximately 576 patients and subjects who were administered Combidex during its product development, one suffered an allergic reaction and died in January 1996. There can be no assurance that this death or any subsequent death that may occur during the clinical trials for this product would not have an adverse effect on the Company's ability to continue clinical trials or obtain regulatory approvals for Combidex or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factor-Potential Product Liability; Uncertainties Related to Insurance."

     The Company has granted exclusive rights to market and sell Combidex in Western Europe and Brazil to Guerbet. See "Licensing and Marketing Arrangements."

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

     In April 1997, the Company's marketing partner, Mallinckrodt, launched GastroMARK in the United States. The Company has licensed the manufacturing and marketing rights to GastroMARK on an exclusive basis to Guerbet in Western Europe and Brazil. During fiscal 1993, Guerbet received marketing approval for the product in several European countries including France, and marketing of the product in Europe has begun. See "Licensing and Marketing Arrangements."

TARGETED DRUG-DELIVERY PRODUCTS

     The Company believes that arabinogalactan will prove useful in delivering therapeutic pharmaceuticals to the liver because of its lack of toxicity and high specificity for hepatocytes. The Company believes that the delivery and use enhancements seen in pre-clinical research using araAMP may be obtainable with other therapeutic agents. The attachment of a variety of therapeutic agents to arabinogalactan, such as ribavirin and acyclovir, is an active area of research for Advanced Magnetics and may lead to a series of arabinogalactan-based pharmaceuticals for the treatment of such liver diseases as hepatitis B, hepatitis C, hepatitis D and liver cancer. The Company is seeking strategic partners in this area.

LICENSING AND MARKETING ARRANGEMENTS

     BERLEX. In February 1995, the Company entered into a license and marketing agreement and supply agreement with Berlex, granting Berlex exclusive marketing rights to Feridex I.V. in the United States. Under the terms of the agreements, Berlex paid a $5,000,000 license fee upon execution of the agreements and paid an additional $5,000,000 license fee in October 1996 upon the Company's delivery of FDA-approved product to Berlex. In addition, the Company receives payments for manufacturing the agent and royalties on sales of the agent. These agreements expire in 2010 but can be terminated earlier upon the occurrence of certain specified events.

     GUERBET. In 1987, the Company entered into a supply and distribution agreement with Guerbet. Under this agreement, Guerbet has been appointed the exclusive distributor of Feridex I.V. in Western Europe (under the tradename Endorem) and Brazil. Guerbet is responsible for conducting clinical trials and securing the necessary regulatory approvals in the countries in its territory. Guerbet paid the Company license fees and is required to pay royalties based on sales. The Company is entitled to receive an additional percentage of Guerbet's sales in return for selling to Guerbet its requirements for the active ingredient used in Endorem. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals are obtained in France.

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

     MALLINCKRODT. In 1990, the Company entered into a manufacturing and distribution agreement for GastroMARK with Mallinckrodt Medical, Inc. Under this agreement, Mallinckrodt received the exclusive right to manufacture and co-market GastroMARK in the United States, Canada and Mexico. The Company may also sell the product through its own direct sales personnel. Mallinckrodt has paid $1,850,000 under the contract, including $500,000 during fiscal year 1997 upon FDA approval of the NDA. Additionally, the Company will receive royalties based on Mallinckrodt's GastroMARK sales and a percentage of sales for supplying the active ingredient. The agreement is perpetual but terminable upon specified events such as nonperformance, insolvency or assignment without consent.

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

     In 1990, the Company entered into a manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right in Japan to manufacture and distribute GastroMARK and Combidex. In addition, for a period of 180 days after the Company files an NDA for any future Advanced Magnetics MRI contrast agents Eiken has the right of first refusal to manufacture and distribute such product in Japan. Upon execution of this agreement, Eiken paid the Company a license fee of $1,000,000. Additionally, Eiken agreed to pay the Company royalties on sales of all products sold by Eiken under the agreement. The agreement is perpetual but terminable upon specified events such as nonperformance, insolvency or assignment without consent. Due to market conditions in Japan, Eiken has decided not to market GastroMARK.

     SQUIBB DIAGNOSTICS. In 1991, the Company entered into agreements with Squibb Diagnostics, a division of Bristol-Myers Squibb Co. ("Squibb Diagnostics") covering certain technology and the manufacturing and marketing of certain contrast agents including Combidex, which agreements have since been terminated. Under agreements returning the products and technology rights to Advanced Magnetics, the Company is obligated to pay Squibb Diagnostics up to a maximum of $2,750,000 in royalties in connection with product sales of Combidex.

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

PATENTS AND TRADE SECRETS

     The Company considers the protection of its technology to be material to its business. The Company's policy is to aggressively protect its competitive technological position by a variety of means, including applying for patents in the United States and in appropriate foreign countries. The Company has been granted 26 United States patents and has pending several patent applications. The Company has filed counterpart patent applications in several foreign countries. In addition, the Company is a party to various license agreements, including nonexclusive cross-licensing arrangements covering MRI imaging technology with Nycomed Imaging A.S. of Oslo, Norway ("Nycomed") and Schering AG ("Schering"). The Company's proprietary position depends in part on these licenses, and termination of the licenses for any reason could have a material adverse effect on the Company by limiting or prohibiting the commercial sale of its products. Although the Company believes that further patents will issue on pending applications, no assurance to this effect can be given.

     The patent positions of pharmaceuticals and biopharmaceutical firms, including Advanced Magnetics, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will issue, that any issued patents will provide the Company with competitive advantages or will not be challenged by others, or that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to commercialize its products.

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

     The Company believes that its ability to compete successfully in the MRI contrast agent market will depend on a number of factors including the development of efficacious products, timely receipt of regulatory approvals and product manufacturing at commercially acceptable costs. In addition, the Company's MRI contrast agents represent a new approach to imaging certain organs and market acceptance of both MRI as an appropriate technique for such organs, and the Company's products as part of such imaging is critical to the success of its contrast agent products. Although the Company believes that its contrast agents will offer advantages over competing MRI, CT or X-ray contrast agents, there can be no assurance that there will be greater acceptance of its products over other contrast agents. In addition, to the extent that other diagnostic techniques such as CT and X-ray may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI could have an adverse effect on the demand for the Company's contrast agent products. There can be no assurance that the Company will be able to successfully develop efficacious products, obtain timely regulatory approvals, manufacture products at commercially acceptable costs, gain satisfactory market acceptance or otherwise successfully compete in the future.

     There are several MRI contrast agents for imaging lesions of the liver in various phases of human testing in the United States and abroad. Schering has two products in development, Resovist, a carboxydextran superparamagnetic iron oxide formulation, and Eovist, a chelated gadolinium compound. The Company believes that Resovist is nearing approval in Europe and that Eovist has completed Phase II trials in Europe. The Company does not know the status of Resovist or Eovist in Japan. On December 1, 1997 the FDA approved Teslascan, Nycomed's MnDPDP product for MRI of liver lesions. The Company believes that Bracco S.p.A. is conducting clinical trials in Europe and the United States for Gadolinium BOPTA, a chelated gadolinium compound for MR imaging of liver lesions. The Company does not know the status of this product.

     In the area of oral contrast agents, Pharmacyclics, Inc. filed an NDA in late 1995 for GADOLITE, its gadolinium-based product candidate. Bracco S.p.A. has filed an NDA in the United States for Lumenhance, its liposomal encapsulated oral manganese compound. In October 1997, the FDA approved Ferriselz(R), an oral MRI agent from Oncomenbrane Inc. The Company believes that GastroMARK, being first to market with a safe and effective product should have a competitive advantage. There can be no assurance, however, that these competitive products or other products developed by the Company's competitors will not be more effective than any products developed by the Company or render the Company's technology obsolete.

     Many of the Company's competitors have substantially greater capital, research and development, manufacturing and marketing resources and experience than the Company. Such companies may succeed in developing technologies and products that are more effective or less costly than any that may be developed by the Company and may also prove to be more successful than the Company in production and marketing. There can be no assurance that Advanced Magnetics will successfully develop any proposed drug delivery products, obtain required regulatory approvals or gain satisfactory market acceptance for such products. Furthermore, there can be no assurance that products developed by the Company's competitors will not be more effective than any products developed by the Company, render the Company's technology obsolete or gain greater market acceptance.

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

     Pre-clinical tests include the laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Pre-clinical test results are submitted to the FDA as a part of the IND. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I involves the initial administration of the drug to a small group of human beings, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology and, if possible, early indications of effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the preliminary efficacy of the investigational drug for a specific clinical indication, to ascertain dose tolerance and the optimal dose range and to collect additional clinical information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable clinical safety profile in the targeted patient population, Phase III studies can be initiated to further establish safety and efficacy of the investigational drug in a broader sample of the target patient population. The results of the clinical trials together with the results of the pre-clinical tests and complete manufacturing information are submitted in an

NDA to the FDA for approval. The FDA may suspend clinical trials at any point in this process if it concludes that patients are being exposed to an unacceptable health risk.

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

MAJOR CUSTOMERS

     One customer accounted for approximately 54% of the Company's revenues in fiscal 1997. Revenues in fiscal 1997, 1996 and 1995, from customers and licensees outside of the United States, principally in Europe, accounted for 6%, 3% and 23%, respectively, of the Company's total revenues.

YEAR 2000 COMPLIANCE

     The Company does not expect that Year 2000 issues will have a material effect on the Company's results of operations or financial condition.

EMPLOYEES

     As of December 8, 1997, the Company had approximately 59 full-time employees, 49 of whom were engaged in research and development. The Company's success depends in part on its ability to recruit and retain talented and trained scientific personnel. The Company has been successful to date in obtaining such personnel, but there can be no assurance that such success will continue.

     None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be excellent.

PRODUCT LIABILITY INSURANCE

     The use of any of the Company's potential products in clinical trials and the sale of any approved products may expose the Company to liability claims resulting from the use of products or product candidates. These claims might be made by customers (including corporate partners), clinical trial subjects, patients, pharmaceutical companies or others. At this time, the Company is a defendant in a lawsuit arising from the death of a clinical trial subject who was administered Combidex and suffered an allergic reaction. The Company maintains product liability insurance coverage for claims such as this arising from the use of its products in clinical trials, as well as claims arising from FDA-approved commercial usage. However, coverage is becoming increasingly expensive and no assurance can be given that the Company will be able to maintain insurance at a reasonable cost. There can be no assurance that the Company's insurance will provide sufficient amounts to protect the Company against losses due to liability that could have a material adverse effect on the Company's business, financial conditions and results of operations. The Company maintains product liability insurance covering the sale of its products approved for commercial marketing but there can be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future or that insurance coverage and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. A product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations, whether or not the plaintiffs in such claims ultimately prevail.

ITEM 2.  PROPERTIES:

     The Company's principal pharmaceutical manufacturing and research and development operations are located in a modern Company-owned building of approximately 25,000 square feet in Cambridge, Massachusetts. The Company has leased two additional premises in Cambridge of approximately 18,000 total square feet to be used for manufacturing, warehousing and executive office space. One lease expires on October 31, 2000 and the other lease expires on November 30, 2000. In addition, the Company has leased premises of approximately 5,200 square feet in Princeton, New Jersey used by the Company's clinical development group as a general business and administrative office. This lease expires on September 5, 1998. Kalisto Biologicals, Inc. has leased approximately 12,000 square feet of space through October 31, 2001. The

Company believes these facilities are adequate for its current and anticipated short-term needs and that it will be able to enter into lease extensions or to lease comparable space, if necessary. However, the acquisition and required regulatory approvals for additional pharmaceutical manufacturing space can be time consuming and expensive. There is no assurance that if the Company desired to expand its manufacturing capacity it would be able to do so on a timely basis, if at all.

ITEM 3.  LEGAL PROCEEDINGS:

     The Company and certain of its officers were sued in an action entitled David D. Stark, M.D. v. Advanced Magnetics. Inc., Jerome Goldstein, Ernest V. Groman, and Lee Josephson, Civil Action No. 92-12157-WGY, in the United States District Court for the District of Massachusetts on September 3, 1992. The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on certain of the Company's patents and on pending applications, and seeks injunctive relief and unspecified damages. In addition, the complaint also alleges state law claims for breach of contract, breach of good faith and fair dealing, breach of implied contract, misappropriation of trade secrets, conversion, negligent misrepresentation, misrepresentation, unjust enrichment and unfair trade practices. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. There can be no assurance, however, that the Company will be able to defend successfully this action and the failure by the Company to prevail for any reason could have an adverse effect on the Company's future business, financial condition and results of operations.

     The Company and certain of its officers were sued in David D. Stark v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment and unfair trade practices that were originally dismissed by, but later remanded to, the Federal Court in the above-mentioned action, as well as a new count alleging tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. The Superior Court has stayed the action. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. There can be no assurance, however, that the Company will be able to defend successfully this action and the failure by the Company to prevail for any reason could have an adverse effect on the Company's future business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 1997.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

     The Company's common stock is listed on the American Stock Exchange under the symbol AVM.

     The table below sets forth the high and low sales price of the Company's common stock on the American Stock Exchange for the fiscal quarters of 1997 and 1996.

                                                FISCAL QUARTER
                                     -------------------------------------
                                     FIRST     SECOND     THIRD     FOURTH
                                     -----     ------     -----     ------
            1997 High............     $17 5/8  $19 1/2    $13 3/4   $12 5/16
                 Low.............     $14 1/2  $12 3/4    $10 1/2   $10
            1996 High............     $29 1/2  $30        $23       $19 7/8
                 Low.............     $24      $19 1/2    $16 1/8   $16 1/4

     On December 8, 1997 there were approximately 302 shareholders of record. The Company believes that the number of beneficial holders of Common Stock exceeds 2,145. The last reported sale price of the Common Stock on December 8, 1997 was $9.25 per share. The Company has never declared or paid a cash dividend on its capital stock.

ITEM 6.  SELECTED FINANCIAL DATA:

                            SELECTED FINANCIAL DATA

                                                                    FOR THE YEARS ENDED SEPTEMBER 30,
                                                    ------------------------------------------------------------------
                                                       1997          1996          1995          1994          1993
                                                    ----------    ----------    ----------    ----------    ----------
Statement of Operations Data:
Revenues:
  License fees...................................   $5,500,000    $       --    $5,000,000    $5,505,000    $1,010,000
  Royalties......................................      363,445        50,000       189,493        15,924       906,138
  Product sales..................................    1,580,357        12,762     2,120,457       280,975     3,836,300
  Contract research and development..............       62,920         6,810            --            --       402,911
  Interest, dividends and net gains and losses on
    sales of securities..........................    3,495,049     1,761,450     2,287,311     1,845,005     2,823,102
                                                    ----------    ----------    ----------    ----------    ----------
    Total revenues...............................   11,001,771     1,831,022     9,597,261     7,646,904     8,978,451
Costs and Expenses:
  Cost of product sales..........................      311,678         2,550       425,187        54,983     1,525,564
  Contract research and development expenses.....        8,815            --            --            --       193,391
  Company-sponsored research and development
    expenses.....................................    9,304,327     9,671,897     8,601,791     6,621,929     6,863,229
  Charge (credit) for purchase of in-process
    research and development*....................           --            --      (380,000)      760,000            --
  Selling, general and administrative
    expenses.....................................    1,437,599     1,871,568     1,759,348     1,963,480     2,777,840
                                                    ----------    ----------    ----------    ----------    ----------
    Total cost and expenses......................   11,062,419    11,546,015    10,406,326     9,400,392    11,360,024
Other Income:
  Other income...................................      264,800            --            --            --            --
  Gain on sale of in vitro product line**........           --            --     3,404,527     2,649,580            --
                                                    ----------    ----------    ----------    ----------    ----------
Income (loss) before provision for income
  taxes..........................................      204,152    (9,714,993)    2,595,462       896,092    (2,381,573)
Income tax (benefit) provision...................     (379,022)           --       400,000         8,000            --
                                                    ----------    ----------    ----------    ----------    ----------
Income (loss) before cumulative effect of
  accounting change..............................      583,174    (9,714,993)    2,195,462       888,092    (2,381,573)
Cumulative effect of accounting change...........           --            --       117,540            --            --
                                                    ----------    ----------    ----------    ----------    ----------
Net income (loss)................................   $  583,174    $(9,714,993)  $2,313,002    $  888,092    $(2,381,573)
                                                    ==========    ==========    ==========    ==========    ==========
Net income (loss) per share before cumulative
  effect of accounting change....................   $     0.09    $    (1.44)   $     0.32    $     0.13    $    (0.36)
Cumulative effect of accounting change...........           --            --          0.02            --            --
                                                    ----------    ----------    ----------    ----------    ----------
Income (loss) per share..........................   $     0.09    $    (1.44)   $     0.34    $     0.13    $    (0.36)
                                                    ----------    ----------    ----------    ----------    ----------
Weighted average number of common and common
  equivalent shares..............................    6,805,232     6,762,748     6,870,839     6,806,525     6,651,061
                                                    ----------    ----------    ----------    ----------    ----------

* In August 1994, the Company reacquired the development and marketing rights to the MRI contrast agent Combidex previously licensed to Squibb Diagnostics, a Division of Bristol Myers Squibb Company, Inc., and recorded a related $760,000 charge for the purchase of in-process research and development. In the first fiscal quarter of 1995, a credit for $380,000 was recorded to the purchase of in-process research and development.

** On October 15, 1993, the Company sold its in vitro product line to PerSeptive
   Biosystems, Inc.

                                                                             AT SEPTEMBER 30,
                                                    ------------------------------------------------------------------
                                                       1997          1996          1995          1994          1993
                                                    ----------    ----------    ----------    ----------    ----------
Balance sheet data:
Working capital..................................   $37,422,235   $33,605,818   $41,985,100   $38,891,406   $37,547,326
                                                    ----------    ----------    ----------    ----------    ----------
Total assets.....................................   $44,976,181   $41,066,373   $50,843,222   $46,672,700   $45,877,548
                                                    ----------    ----------    ----------    ----------    ----------
Stockholders' equity.............................   $43,423,058   $40,132,545   $49,071,072   $45,451,475   $44,654,428
                                                    ----------    ----------    ----------    ----------    ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

     Since its inception in November 1981, Advanced Magnetics, Inc., (the "Company") has focused its efforts on developing its core superparamagnetic iron oxide particle technology to develop magnetic resonance imaging ("MRI") contrast agents and its core polysaccharide technology for targeted delivery of therapeutics. The Company has funded its operations with cash from license fees from corporate partners, royalties, sales of its products, fees from contract research performed for third parties, the proceeds of financings and income earned on invested cash. The Company's success in the market for diagnostic and therapeutic products will depend, in part, on the Company's ability to successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and retain key employees; and successfully respond to technological and other changes in the marketplace.

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

     A substantial portion of the Company's expenses consists of research and development expenses. The Company expects its research and development expenses to remain the same as it completes Combidex clinical trials and associated toxicology and pharmacology studies and devotes resources to developing additional contrast agents and its targeted drug delivery programs.

SALE OF IN VITRO PRODUCT LINE

     On October 15, 1993 the Company sold its in vitro product line to PerSeptive Biosystems, Inc. ("PerSeptive") for 151,759 shares of PerSeptive common stock which was worth $4,156,674 as of that date, plus an additional earn-out amount based on PerSeptive's fiscal 1995 revenues. The amount of the earn-out at September 30, 1995 was $3,404,527 which PerSeptive satisfied by issuing 373,080 shares of PerSeptive common stock. The Company recognized pre-tax gains on this sale of $3,404,527 and $2,649,580 in fiscal 1995 and 1994, respectively. As of the end of fiscal 1996, the Company had sold all of its holdings of PerSeptive common stock.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

     Revenues

     Total revenues for the fiscal year ended September 30, 1997 were $11,001,771 compared to $1,831,022 for the fiscal year ended September 30, 1996.

     There were license fee revenues for the fiscal year ended September 30, 1997 of $5,500,000 and none for the fiscal year ended September 30, 1996. The Company received a non-refundable milestone payment of $5,000,000 in October 1996 from Berlex Laboratories, Inc. ("Berlex"), as a result of Berlex's market launch of Feridex I.V. in the United States, under an agreement (the "Berlex Agreement") granting Berlex a product license and exclusive marketing rights to the Company's Feridex I.V. MRI contrast agent in the United States. The Company received a non-refundable milestone payment of $500,000 in December 1996 from Mallinckrodt Inc. ("Mallinckrodt") as a result of the FDA's marketing approval of GastroMARK under an agreement (the "Mallinckrodt Agreement") granting Mallinckrodt a product license and co-marketing rights to the Company's GastroMARK MRI contrast agent in North America.

     Royalties for the fiscal year ended September 30, 1997 were $363,445 as compared to $50,000 in fiscal 1996. Royalties in fiscal 1997 reflect product sales in the United States of the Company's Feridex I.V. liver MRI contrast agent by Berlex and product sales in North America of GastroMARK oral MRI contrast agent by Mallinckrodt as well as increased product sales in Europe by Guerbet S.A. ("Guerbet") of Feridex I.V. (under the trade name Endorem) and GastroMARK (under the trade name Lumirem) as compared to fiscal 1996.

     Product sales for the fiscal year ended September 30, 1997 were $1,580,357 compared to $12,762 for the fiscal year ended September 30, 1996 which resulted primarily from the initial product launch by Berlex in the United States of Feridex I.V. and by Mallinckrodt in North America of GastroMARK in the 1997 fiscal year.

     Interest, dividends and net gains and losses on sales of securities resulted in revenues of $3,495,049 for the fiscal year ended September 30, 1997 compared to $1,761,450 for the fiscal year ended September 30, 1996.

     Interest income for the fiscal year ended September 30, 1997 was $1,385,670 compared to $1,400,597 for the fiscal year ended September 30, 1996. Dividend income of $242,029 for the year ended September 30, 1997 was $112,471 less than the $354,500 for the fiscal year ended September 30, 1996. There was a net gain on sales of securities of $1,867,350 for the fiscal year ended September 30, 1997 compared to a net gain of $6,353 for the fiscal year ended September 30, 1996. The increase was primarily attributable to gains realized on the sale of a certain security.

     Costs and Expenses

     The cost of product sales for the fiscal year ended September 30, 1997 was $311,678 compared to $2,550 for the fiscal year ended September 30, 1996. The cost of product sales for the fiscal year ended September 30, 1997 related primarily to the introduction in the United States of Feridex I.V. and GastroMARK. The cost of product sales for both fiscal years was 20% of product sales.

     Research and development expenses for the fiscal year ended September 30, 1997 were $9,304,327, a decrease of 4% compared to $9,671,897 for the fiscal year ended September 30, 1996. The decrease was primarily attributable to reduced staffing. The Company expects that expenditures for research and development for fiscal 1998 will continue at present levels. In addition, the Company made payments of $800,000 in accordance with its agreements to license technology from a third party based on the achievement of certain milestones.

     Selling, general and administrative expenses for the fiscal year ended September 30, 1997 were $1,437,599, a decrease of 23% from $1,871,568 for the fiscal year ended September 30, 1996. The decrease was primarily attributable to expenses associated with a proposed, but later terminated, public offering of the Company's common stock during fiscal 1996.

     Other

     Other income of $264,800 was recognized during the fiscal year ended September 30, 1997 as the result of an insurance settlement for flood damages in the research and development laboratory in October 1996.

     Income Taxes

     The income tax benefit resulted from payments from the Internal Revenue Service for contingent refunds. There was no income tax provision for the fiscal year ended September 30, 1997 due to the applicable net operating loss carry-forwards. There was no income tax provision for the fiscal year ended September 30, 1996 due to a net operating loss.

     Earnings

     In the fiscal year ended September 30, 1997, the Company recorded a net profit of $583,174 or $0.09 per share. In the fiscal year ended September 30, 1996, the Company recorded a net loss of ($9,714,993) or ($1.44) per share.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

     Revenues

     Total revenues for the fiscal year ended September 30, 1996 were $1,831,022 compared to $9,597,261 for the fiscal year ended September 30, 1995.

     There were no license fee revenues for the fiscal year ended September 30, 1996 compared to $5,000,000 for the fiscal year ended September 30, 1995. The Company received a non-refundable $5,000,000 license fee on February 1, 1995 from Berlex under the Berlex Agreement granting Berlex a product license and exclusive marketing rights to the Company's Feridex I.V. MRI contrast agent in the United States.

     Royalties for the fiscal year ended September 30, 1996 were $50,000 relating to product sales in Europe by Guerbet of the Company's Feridex I.V. (marketed in Europe under the trade name Endorem) and GastroMARK (marketed in Europe under the trade name Lumirem) MRI contrast agents. Royalties of $50,000 in the fiscal year ended September 30, 1996 as compared with $189,493 in fiscal 1995 reflect lower sales in Europe of Feridex I.V. in fiscal 1996.

     Product sales for the fiscal year ended September 30, 1996 were $12,762 compared to $2,120,457 for the fiscal year ended September 30, 1995 which resulted primarily from the initial product launch by Guerbet in Europe of Feridex I.V. in fiscal 1995. Although Guerbet marketed and sold the Company's product during fiscal 1996, a sufficient level of inventory from 1995 existed to satisfy 1996 customer needs.

     Interest, dividends and net gains and losses on sales of securities resulted in revenues of $1,761,450 for the fiscal year ended September 30, 1996 compared to $2,287,311 for the fiscal year ended September 30, 1995.

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

     Research and development expenses for the fiscal year ended September 30, 1996 were $9,671,897, an increase of 12% compared to $8,601,791 for the fiscal year ended September 30, 1995. The increase was primarily a result of costs associated with Phase III human clinical trials for the Company's Combidex contrast agent used in imaging lymph nodes, liver, spleen and blood perfusion and preclinical developments of the Company's targeted drug delivery programs. In addition, the Company made payments of $725,000 in accordance with its agreements to license technology from third parties, of which $400,000 was based on the achievement of certain milestones.

     Selling, general and administrative expenses for the fiscal year ended September 30, 1996 were $1,871,568, an increase of 6% from $1,759,348 for the fiscal year ended September 30, 1995. The increase was primarily attributable to expenses associated with a proposed, but later terminated, public offering of the Company's common stock.

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

     Earnings

     In the fiscal year ended September 30, 1996, the Company recorded a net loss of $9,714,993 or ($1.44) per share. In the fiscal year ended September 30, 1995, the Company recorded a net profit of $2,195,462 or $0.32 per share before the cumulative effect of accounting change. Including the cumulative effect of accounting change of $117,540 or $0.02 per share, net income was $2,313,002 or $0.34 per share for the fiscal year ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company's cash and cash equivalents totaled $10,724,740, compared with $10,805,842 at September 30, 1996. In addition, the Company had marketable securities of $27,365,765 at September 30, 1997 as compared to $23,271,169 on September 30, 1996. Net cash used in operating activities was $202,281 in the fiscal year ended September 30, 1997 compared to net cash used in operating activities of $7,430,470 in the fiscal year ended September 30, 1996, a decrease of $7,228,189. The decrease in cash used in operating activities was due primarily to a net profit of $583,174 for the year ended September 30, 1997, compared with a net loss of $9,714,993 in the fiscal year ended September 30, 1996. Cash provided by investing activities was $803,333 for the fiscal year ended September 30, 1997 compared to $17,337,281 provided by investing activities in the fiscal year ended September 30, 1996. Cash provided by investing activities in the fiscal year ended September 30, 1997 included the investment of $20,380,048 in marketable securities which was mostly offset by $12,500,000 from maturing United States Treasury notes and $9,270,016 from the sale of marketable securities. Cash provided by investing activities in the fiscal year ended September 30, 1996 included the purchase of marketable securities of $2,378,934. Proceeds from United States Treasury notes maturing was $9,499,911 and proceeds from the sale of marketable securities was $10,733,541 in the fiscal year ended September 30, 1996. Cash used in financing activities was $682,154 for the fiscal year ended September 30, 1997 and included proceeds of $179,445 from the issuances of common stock offset by the purchase of 61,300 shares of the Company's common stock on the open market for $861,599. In May 1996, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock on the open market at prevailing market prices.

     Capital expenditures in the fiscal year ended September 30, 1997 were $533,590 compared to $466,452 in the fiscal year ended September 30, 1996. Capital expenditures of $533,590 in the fiscal year ended September 30, 1997 continued the Company's efforts to upgrade laboratory and production equipment. The Company has no current commitment for any significant expenditures on property, plant and equipment. The Company expects that expenditures for research and development for fiscal 1998 will continue at present levels.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The FASB issued Statement No. 128 ("SFAS 128"), "Earnings per Share." This statement modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary EPS. Upon adoption of this standard for the fiscal period ending December 31, 1997, the Company will disclose basic and diluted EPS. Basic EPS excludes common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of Common Shares outstanding for the period. The Company believes the implementation of SFAS 128 will not have a material impact on the earnings per share calculation.

     The FASB recently issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the statement requires that an amount representing total comprehensive income be reported. The statement will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company believes the implementation of SFAS 130 may have a material impact on results of operations.

     The FASB also issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. The statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company is currently evaluating this statement and its effect on financial statement disclosures.

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

     Early Stage of Product Commercialization; Uncertainty of Product Development. The Company has not generated significant revenues from the sale of its products. Feridex I.V. and GastroMARK have only recently been approved for sale in the United States, Feridex I.V. has only recently been approved for sale in Japan, and the sale of Feridex I.V. and GastroMARK has only recently begun in certain European countries. While the Company is conducting human clinical testing of Combidex, this product and the Company's other product candidates, in particular its targeted therapeutic products, may require significant additional research and development efforts, including extensive human clinical testing, prior to submission of any regulatory application for commercial sale of such products. Such products are not expected to be commercially available for several years, if at all. The development of new pharmaceutical products is highly uncertain and no assurance can be given that any of the Company's development programs will be completed successfully, that required regulatory approvals will be obtained on a timely basis, if at all, or that any product, including Feridex I.V., will be commercially successful.

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

     Regulatory approvals may entail limitations on the indicated uses of such products and impose labeling requirements which may adversely impact the Company's ability to market its products. Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing regulatory review. Noncompliance with regulatory requirements at any stage of the approval process may result in various adverse consequences, including the FDA's delay in approving or its refusal to approve a product, withdrawal of an approved product from the market or, under certain circumstances, the imposition of criminal penalties. Any such adverse consequences could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on Collaborative Relationships. The Company's strategy for the development and commercialization of its contrast agent product candidates has been to enter into strategic alliances with various corporate partners, licensees, and other collaborators. In some cases, the Company is dependent upon these collaborators to conduct preclinical and clinical testing, to obtain regulatory approvals and to manufacture and market products. There can be no assurance that any revenues or profits will continue or that the Company will be able to enter into future collaborative relationships even if it desires to do so. If any of the Company's collaborators breaches its agreement with the Company or otherwise fails to perform, such event could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Uncertainty Regarding Patents and Proprietary Rights. The patent positions of pharmaceutical and biopharmaceutical companies, including Advanced Magnetics, are generally uncertain and involve complex legal and factual questions. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biopharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. There can be no assurance as to the success or timeliness in obtaining any such patents, that the breadth of the claims obtained will provide any significant protection of the Company's technology, or that the degree of protection afforded by patents for licensed technologies or for future discoveries will be adequate to protect the Company's proprietary technology. Moreover, no assurance can be given that patents issued to Advanced Magnetics will not be contested, invalidated or circumvented. There can be no assurance that future patent interferences involving patents of either the Company or its licensors will not have a material adverse effect on the Company's business. Moreover, there can be no assurance that claims of infringement or violation of the proprietary rights of others will not be asserted against the Company. If Advanced Magnetics is required to defend against such claims or to protect its own proprietary rights against others, the Company may incur substantial costs which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Lack of Marketing and Sales History. Advanced Magnetics has limited experience in marketing and selling its current products and product candidates and relies on its corporate partners to market and sell currently approved and commercially available products. In order to achieve commercial success for any product candidate approved by the FDA for which the Company does not have a marketing partner, Advanced Magnetics may have to establish a marketing and sales force or enter into arrangements with others to market and sell its products. There can be no assurance that Advanced Magnetics will be successful in attracting and retaining qualified marketing and sales personnel or that it will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. Furthermore, there can be no assurance that Advanced Magnetics or its corporate partners will be successful in marketing and selling the Company's products.

     Potential Product Liability; Uncertainties Related to Insurance. The use of any of the Company's product candidates in clinical trials and the sale of any approved products may expose the Company to liability claims resulting from the use of products or product candidates. At this time, the Company is a defendant in a lawsuit arising from the death of a clinical trial subject who was administered Combidex and suffered an allergic reaction. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials. However, coverage is becoming increasingly expensive and no assurance can be given that the Company will be able to maintain insurance at a reasonable cost. Furthermore, there can be no assurance that the Company's insurance will provide sufficient coverage amounts to protect the Company against losses due to liability that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company presently maintains product liability insurance covering the sale of Feridex I.V., but there can be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any product presently being marketed or for any product approved for marketing in the future or that insurance coverage and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. A product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations, whether or not the plaintiffs in such claims ultimately prevail.

     Attraction and Retention of Key Employees. Because of the specialized nature of its business, Advanced Magnetics is highly dependent on its ability to attract and retain qualified scientific and technical personnel for the research and development activities conducted or sponsored by the Company. In addition, the Company is substantially dependent upon Jerome Goldstein, its Chairman of the Board and Chief Executive Officer, and upon Leonard Baum, President and Chief Operating Officer. The loss of Mr. Goldstein, Mr. Baum or other certain key executive officers could be detrimental to the Company. Furthermore, the Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, may require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The failure to attract and retain such personnel or to develop such expertise could adversely affect the Company's business, financial condition and results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The Company's Financial Statements and related Report of Independent Accountants are presented in the following pages. The financial statements filed in this Item 8 are as follows:

     Report of Independent Accountants

     Financial Statements:

        Balance Sheets -- September 30, 1997 and 1996

        Statements of Operations -- for the years ended September 30, 1997, 1996 and 1995

        Statements of Stockholders' Equity -- for the years ended September 30, 1997, 1996 and 1995

        Statements of Cash Flow -- for the years ended September 30, 1997, 1996 and 1995

        Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities -- for the years ended September 30, 1997, 1996 and 1995

        Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     Not applicable.

                            ADVANCED MAGNETICS, INC.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants......................................................     26
Balance Sheets.........................................................................     27
Statements of Operations...............................................................     28
Statements of Stockholders' Equity.....................................................     29
Statements of Cash Flows...............................................................     30
Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in) Operating
  Activities...........................................................................     31
Notes to Financial Statements..........................................................     32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of Advanced Magnetics, Inc.:

     We have audited the accompanying balance sheets of Advanced Magnetics, Inc. as of September 30, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Magnetics, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
November 6, 1997

                            ADVANCED MAGNETICS, INC.

                                 BALANCE SHEETS

                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
ASSETS
Current assets:
Cash and cash equivalents.......................................    $10,724,740     $10,805,842
Marketable securities...........................................     27,365,765      23,271,169
Accounts receivable.............................................        546,807         149,235
Inventories.....................................................        113,178         182,166
Prepaid expenses................................................        224,868         131,234
                                                                     ----------      ----------
  Total current assets..........................................     38,975,358      34,539,646

Property, plant and equipment:
Land............................................................        360,000         360,000
Buildings.......................................................      4,356,295       4,320,766
Laboratory equipment............................................      7,722,445       7,316,534
Furniture and fixtures..........................................        645,299         553,149
                                                                     ----------      ----------
                                                                     13,084,039      12,550,449
Less -- accumulated depreciation and amortization...............     (7,332,118)     (6,219,579)
                                                                     ----------      ----------
Net property, plant and equipment...............................      5,751,921       6,330,870

Other assets....................................................        248,902         195,857
                                                                     ----------      ----------
  Total assets..................................................    $44,976,181     $41,066,373
                                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable................................................    $   443,925     $   383,335
Accrued expenses................................................      1,059,070         500,365
Income taxes payable............................................         50,128          50,128
                                                                     ----------      ----------
  Total current liabilities.....................................      1,553,123         933,828

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized 2,000,000
  shares; none issued...........................................             --              --
Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 6,740,626 shares as of
  September 30, 1997 and 6,761,612 shares as of September 30,
  1996..........................................................         67,406          67,616
Additional paid-in capital......................................     44,244,558      44,926,502
Retained earnings (deficit).....................................     (6,095,302)     (6,678,476)
Net unrealized gains on marketable securities...................      5,206,396       1,816,903
                                                                     ----------      ----------
  Total stockholders' equity....................................     43,423,058      40,132,545
                                                                     ----------      ----------
     Total liabilities and stockholders' equity.................    $44,976,181     $41,066,373
                                                                     ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                            STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -------------------------------------------
                                                         1997            1996            1995
                                                      -----------     -----------     -----------
Revenues:
License fees......................................    $ 5,500,000     $        --     $ 5,000,000
Royalties.........................................        363,445          50,000         189,493
Product sales.....................................      1,580,357          12,762       2,120,457
Contract research and development.................         62,920           6,810              --
Interest, dividends and net gains and losses on
  sales of securities.............................      3,495,049       1,761,450       2,287,311
                                                       ----------      ----------      ----------
     Total revenues...............................     11,001,771       1,831,022       9,597,261

Costs and expenses:
Cost of product sales.............................        311,678           2,550         425,187
Contract research and development expenses........          8,815              --              --
Company-sponsored research and development
  expenses........................................      9,304,327       9,671,897       8,601,791
Credit for purchase of in-process research and
  development.....................................             --              --        (380,000)
Selling, general and administrative expenses......      1,437,599       1,871,568       1,759,348
                                                       ----------      ----------      ----------
     Total cost and expenses......................     11,062,419      11,546,015      10,406,326

Other income:
  Other income....................................        264,800              --              --
  Gain on sale of in vitro product line...........             --              --       3,404,527
                                                       ----------      ----------      ----------
Income (loss) before provision for income taxes
  and cumulative effect of accounting change......        204,152      (9,714,993)      2,595,462
Income tax (benefit) provision....................       (379,022)             --         400,000
                                                       ----------      ----------      ----------
Income (loss) before cumulative effect of
  accounting change...............................        583,174      (9,714,993)      2,195,462
Cumulative effect of accounting change............             --              --         117,540
                                                       ----------      ----------      ----------
Net income (loss).................................    $   583,174     $(9,714,993)    $ 2,313,002
                                                       ==========      ==========      ==========
Net income (loss) per share before cumulative
  effect of accounting change.....................    $      0.09     $     (1.44)    $      0.32
Cumulative effect of accounting change............             --              --            0.02
                                                       ----------      ----------      ----------
Net income (loss) per share.......................    $      0.09     $     (1.44)    $      0.34
                                                       ==========      ==========      ==========
Weighted average number of common and common
  equivalent shares...............................      6,805,232       6,762,748       6,870,839
                                                       ----------      ----------      ----------

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               For the years ended September 30, 1995, 1996, 1997

                                                                                                       NET
                                                                                                    UNREALIZED
                                                  COMMON STOCK        ADDITIONAL      RETAINED       GAINS ON        TOTAL
                                              --------------------      PAID-IN       EARNINGS      MARKETABLE    STOCKHOLDERS'
                                               SHARES      AMOUNT       CAPITAL       (DEFICIT)     SECURITIES      EQUITY
                                              ---------    -------    -----------    -----------    ----------    -----------
Balance at September 30, 1994...............  6,712,572    $67,126    $44,660,834    $   723,515            --    $45,451,475
Shares issued in connection with the
  exercise of stock options.................     29,494        295        207,060             --            --        207,355
Shares surrendered in connection with the
  exercise of stock options.................     (1,476)       (15)       (24,588)            --            --        (24,603)
Shares issued in connection with employee
  stock purchase plan.......................     12,823        128        130,666             --            --        130,794
Repurchase of warrants......................         --         --        120,000             --            --        120,000
Net change in unrealized gains on marketable
  securities................................         --         --             --             --    $  873,049        873,049
Net income..................................         --         --             --      2,313,002            --      2,313,002
                                              ---------    -------    -----------    ------------   ----------    -----------
Balance at September 30, 1995...............  6,753,413     67,534     45,093,972      3,036,517       873,049     49,071,072
Shares issued in connection with the
  exercise of stock options.................     26,445        264        185,697             --            --        185,961
Shares surrendered in connection with the
  exercise of stock options.................       (921)        (9)       (18,463)            --            --        (18,472)
Shares issued in connection with employee
  stock purchase plan.......................      8,875         89        141,379             --            --        141,468
Common shares repurchased...................    (26,200)      (262)      (476,083)            --            --       (476,345)
Net change in unrealized gains on marketable
  securities................................         --         --             --             --       943,854        943,854
Net loss....................................         --         --             --     (9,714,993)           --     (9,714,993)
                                              ---------    -------    -----------    ------------   ----------    -----------
Balance at September 30, 1996...............  6,761,612     67,616     44,926,502     (6,678,476)    1,816,903     40,132,545
Shares issued in connection with the
  exercise of stock options.................     42,450        425        271,148             --            --        271,573
Shares surrendered in connection with the
  exercise of stock options.................    (13,757)      (138)      (209,289)            --            --       (209,427)
Shares issued in connection with employee
  stock purchase plan.......................     11,621        116        117,183             --            --        117,299
Common shares repurchased...................    (61,300)      (613)      (860,986)            --            --       (861,599)
Net change in unrealized gains on marketable
  securities................................         --         --             --             --     3,389,493      3,389,493
Net income..................................         --         --             --        583,174            --        583,174
                                              ---------    -------    -----------    ------------   ----------    -----------
Balance at September 30, 1997...............  6,740,626    $67,406    $44,244,558    $(6,095,302)   $5,206,396    $43,423,058
                                              =========    =======    ===========    ============   ==========    ===========

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -------------------------------------------
                                                         1997            1996            1995
                                                      -----------     -----------     -----------
Cash flows from operating activities:
Cash received from customers......................    $ 7,043,429     $ 1,330,567     $ 5,380,513
Cash paid to suppliers and employees..............     (9,330,973)    (10,850,727)     (8,920,459)
Dividends and interest received...................      1,441,441       2,099,445       1,876,214
Net proceeds from insurance settlement............        264,800              --              --
Income taxes paid.................................             --         (20,000)       (250,000)
Income tax refund.................................        379,022          10,245              --
                                                       ----------      ----------      ----------
Net cash used in operating activities.............       (202,281)     (7,430,470)     (1,913,732)

Cash flows from investing activities:
Proceeds from sales of marketable securities......      9,270,016      10,733,541       1,440,796
Proceeds from notes and bonds maturing............     12,500,000       9,499,911       3,000,000
Purchase of marketable securities.................    (20,380,048)     (2,378,934)     (6,703,475)
Capital expenditures..............................       (533,590)       (466,452)     (1,484,382)
(Increase) decrease in other assets...............        (53,045)        (50,785)        (48,526)
                                                       ----------      ----------      ----------
Net cash provided by (used in) investing
  activities......................................        803,333      17,337,281      (3,795,587)

Cash flows from financing activities:
Proceeds from issuances of common stock, net......        179,445         308,957         313,545
Purchase of treasury stock........................       (861,599)       (476,345)             --
                                                       ----------      ----------      ----------
Net cash (used in) provided by financing
  activities......................................       (682,154)       (167,388)        313,545
                                                       ----------      ----------      ----------
Net (decrease) increase in cash and cash
  equivalents.....................................        (81,102)      9,739,423      (5,395,774)
Cash and cash equivalents at beginning of year....     10,805,842       1,066,419       6,462,193
                                                       ----------      ----------      ----------
Cash and cash equivalents at end of year..........    $10,724,740     $10,805,842     $ 1,066,419
                                                       ==========      ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                      Reconciliation of Net Income (Loss)
             to Net Cash Provided by (Used in) Operating Activities

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -------------------------------------------
                                                         1997            1996            1995
                                                      -----------     -----------     -----------
Net income (loss).................................    $   583,174     $(9,714,993)    $ 2,313,002
                                                       ----------     ------------    ------------
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
Depreciation and amortization.....................      1,112,539       1,076,482       1,007,005
Cumulative effect of accounting change............             --              --        (117,540)
Accretion of U.S. Treasury Notes discount.........       (227,721)        (32,217)        (53,943)
(Increase) decrease in accounts receivable........       (397,572)      1,637,558      (2,231,625)
(Increase) decrease in inventories................         68,988        (126,599)        (55,567)
(Increase) decrease in prepaid expenses...........        (93,634)        (31,892)         13,504
(Increase) decrease in recoverable income taxes...             --          90,117              --
Increase (decrease) in accounts payable and
  accrued expenses................................        619,295        (222,701)        900,925
Increase (decrease) in income taxes payable.......             --         (99,872)        150,000
Net realized (gains) on sales of marketable
  securities......................................     (1,867,350)         (6,353)        (54,966)
Gain on sale of in vitro product line.............             --              --      (3,404,527)
(Credit) for the purchase of in-process research
  and development.................................             --              --        (380,000)
                                                       ----------     ------------    ------------
     Total adjustments............................       (785,455)      2,284,523      (4,226,734)
                                                       ----------     ------------    ------------
Net cash (used in) operating activities...........    $  (202,281)    $(7,430,470)    $(1,913,732)
                                                       ==========     ============    ============

    The accompanying notes are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS

A.  SUMMARY OF ACCOUNTING POLICIES:

     Business

     Founded in November 1981, Advanced Magnetics, Inc., a Delaware Corporation (the "Company") is a biopharmaceutical company engaged in the development and manufacture of compounds utilizing the Company's core proprietary colloidal superparamagnetic particle technology and core polysaccharide technology for magnetic resonance imaging ("MRI") and for polysaccharide directed, receptor-medicated drug delivery systems. The initial products developed by the Company are diagnostic imaging agents for use in conjunction with MRI to aid in the diagnosis of cancer and other diseases. In therapeutics, the Company is developing targeted drug delivery platforms for the treatment of organ specific diseases.

     The Company is subject to risks common to companies in the industry including, but not limited to, development by the Company or its competitors of new technological innovations, uncertainty of product development and commmercialization, lack of marketing and sales history, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, and compliance with FDA government regulations.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand, money market funds and marketable securities having a maturity of less than three months at the date acquired. Substantially all of the cash and cash equivalents at September 30, 1997 and 1996 were held in a money market account.

     Marketable Securities

     The Company's current portfolio consists of securities classified as available-for-sale which are recorded at fair market value. The fair values of marketable securities are based on quoted market prices. Net unrealized gains and losses on marketable securities are recorded as a separate component of stockholders' equity. Interest income is accrued as earned. Dividend income is accrued on the ex-dividend date, and net realized gains and losses are computed on the basis of average cost and are recognized when realized.

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

     Depreciation and Amortization

     Depreciation and amortization are recorded on the straight line method based on rates sufficient to provide for retirement over estimated useful lives as follows: buildings -- 40 years; laboratory equipment and furniture and fixtures -- 5 years; and leasehold improvements -- over the life of the lease.

     Revenue Recognition

     Revenue is recognized when products are shipped, when contract objectives are achieved or when research activities are performed. License and royalty revenues are accrued as earned.

     Other Income

     Other income of $264,800 was recognized during the fiscal year ended September 30, 1997 as the result of an insurance settlement for flood damages in the research and development laboratory in October 1996.

     Income Taxes

     The provision (benefit) for income taxes includes federal and state income taxes currently payable and deferred income taxes arising from the recognition of certain income and expenses in different periods for financial and tax reporting purposes.

     Income (Loss) per Share

     Income per share is computed on the basis of the weighted average number of common and common share equivalents outstanding during each period. Loss per share is computed on the weighted average number of shares outstanding during the period.

     Reclassifications

     Certain amounts from the prior year have been reclassified to conform to the current year's presentation.

B.  SALE OF IN VITRO PRODUCT LINE:

     On October 15, 1993, the Company sold its in vitro product line to PerSeptive Biosystems, Inc. ("PerSeptive") for 151,759 shares of PerSeptive common stock worth $4,156,674 as of that date, plus an additional earn-out amount based on PerSeptive's fiscal 1995 revenues. The amount of the earn-out at September 30, 1995 was $3,404,527, which PerSeptive satisfied by issuing 373,080 shares of PerSeptive common stock The Company recognized pre-tax gains on this sale of $3,404,527 in fiscal 1995. All shares owned of PerSeptive common stock were sold by the end of fiscal 1996.

C.  MARKETABLE SECURITIES:

     The cost and fair value of the marketable securities portfolio at September 30 are as follows:

                                           1997            1997            1996            1996
                                        -----------     -----------     -----------     -----------
                                           COST         FAIR VALUE         COST         FAIR VALUE
                                        -----------     -----------     -----------     -----------
    U.S. government securities
      Due in one year or less.......    $ 5,000,000     $ 4,998,900     $ 7,510,203     $ 7,481,250
      Due after one through five
         years......................      7,438,569       7,429,650       7,392,785       7,312,500
    Preferred stock.................      2,604,711       3,092,335       3,062,404       3,145,029
    Common stock....................      7,116,089      11,844,880       3,488,874       5,332,390
                                        -----------     -----------     -----------     -----------
                                        $22,159,369     $27,365,765     $21,454,266     $23,271,169
                                        ===========     ===========     ===========     ===========

     At September 30, 1997, gross unrealized holding gains and gross unrealized holding losses were $5,344,117 and $137,721 respectively, resulting in a net unrealized holding gain of $5,206,396. At September 30, 1996, gross unrealized holding gains and gross unrealized holding losses were $2,020,876 and $203,973 respectively, resulting in a net unrealized holding gain of $1,816,903. For the fiscal years ended September 30, 1997 and 1996, the net unrealized holding gains have been recorded as a separate component of stockholders' equity.

     At September 30, 1994, the Company recorded a $117,540 unrealized net loss on the fair value of securities. In the first fiscal quarter ended December 31, 1994, the Company recorded a cumulative effect of the accounting change of $117,540 including the reversal of a reserve for the carrying value of the marketable securities.

     During the year ended September 30, 1997, gross realized gains and gross realized losses on the sale of marketable securities were $1,932,504 and $65,154, respectively, resulting in a net realized gain of $1,867,350. During the year ended September 30, 1996, gross realized gains and gross realized losses on the sale of marketable securities were $660,126 and $653,773, respectively, resulting in a net realized gain of $6,353. During the year ended September 30, 1995, gross realized gains and gross realized losses on the sale of marketable securities were $57,394 and $2,428, respectively, resulting in a net realized gain of $54,966. Proceeds from U.S. treasury notes maturing were $12,500,000 and $9,499,911 and $3,000,000 in 1997, 1996 and 1995 respectively.

     Interest, dividends and net gains (losses) on sales of securities consist of the following:

                                                             FOR THE YEARS ENDED SEPTEMBER 30
                                                         ----------------------------------------
                                                            1997           1996           1995
                                                         ----------     ----------     ----------
    Interest income..................................    $1,385,670     $1,400,597     $1,644,329
    Dividend income..................................       242,029        354,500        588,016
    Net gains on sales of securities.................     1,867,350          6,353         54,966
                                                          ---------      ---------      ---------
    Totals...........................................    $3,495,049     $1,761,450     $2,287,311
                                                          =========      =========      =========

D.  INVENTORIES:

     As of September 30, 1997, the Company's inventory balance consisted of $113,178 in raw materials. As of September 30, 1996, the Company's inventory balance consisted of $125,144 in raw materials and $57,022 in finished goods.

E.  COMMITMENTS:

     The Company leases laboratory, office and warehouse space under various agreements. Rental expense for the years ended September 30, 1997, 1996 and 1995 amounted to $339,311, $340,848, and $320,920, respectively. Future minimum lease payments for fiscal 1998, 1999, 2000, 2001 and 2002 amount to $469,751,
$417,661, $417,661, $148,800 and $153,600, respectively.

F.  ACCRUED EXPENSES:

     Accrued expenses consist of the following at September 30:

                                                                         1997           1996
                                                                      ----------     ----------
    Salaries and other compensation...............................    $  183,000     $  195,889
    License and royalty fees......................................       497,307             --
    Clinical trials...............................................       188,288             --
    Professional fees.............................................        56,500         75,638
    Other.........................................................       133,975        228,838
                                                                       ---------      ---------
    Totals........................................................    $1,059,070     $  500,365
                                                                       =========      =========

G.  INCOME TAXES:

     Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

     The income tax (benefit) provision consisted of the following:

                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                           ------------------------------------
                                                             1997          1996         1995
                                                           ---------     --------     ---------
Currently payable:
  Federal..............................................    $(379,022)    $     --     $ 385,000
  State................................................           --           --        15,000
                                                           ----------    ----------   ----------
                                                            (379,022)          --       400,000
                                                           ==========    ==========   ==========
Deferred:
  Federal..............................................           --           --            --
                                                           ----------    ----------   ----------
  State................................................    $(379,022)    $     --     $ 400,000
                                                           ==========    ==========   ==========

     The provisions for income taxes were at different rates than the U.S. statutory rates for the following reasons:

                                                                        FOR THE YEARS ENDED
                                                                           SEPTEMBER 30,
                                                                     --------------------------
                                                                      1997      1996      1995
                                                                     ------     -----     -----
U.S. federal statutory tax (benefit) rate........................      34.0%    (34.0%)    34.0%
Dividends received deductions....................................     (31.0)     (0.9)     (5.2)
Prior years income tax refund....................................    (186.1)       --        --
Other, including a prior year tax adjustment.....................      (2.6)      0.1       1.0
Losses without tax benefit.......................................        --      38.2        --
Tax benefit of temporary differences.............................       (--)     (3.4)    (14.4)
                                                                     -------    ------    ------
                                                                        ---      ----      ----
                                                                     (185.7%)      --      15.4%
                                                                     -------    ------    ------
                                                                        ---      ----      ----

     The $379,022 tax benefit recorded in fiscal 1997 is due to refunds of alternative minimum taxes paid in prior years.

     The components of the deferred tax assets and liabilities at September 30, were as follows:

                                                                       1997            1996
                                                                    -----------     -----------
Assets
  Net operating loss carryforwards..............................    $ 5,133,259     $ 4,834,262
  Research and experimentation tax credit carryforward..........      2,146,627       1,779,972
  Deductible intangibles........................................        121,571         481,360
  Other.........................................................        226,013         539,140
Liabilities
  Property, plant and equipment depreciation....................       (329,162)       (380,212)
  Other.........................................................        (55,206)        (34,283)
                                                                     ----------      ----------
                                                                      7,243,102       7,220,239
  Valuation allowance...........................................     (7,243,102)     (7,220,239)
                                                                     ----------      ----------
Net deferred taxes..............................................    $        --     $        --
                                                                     ==========      ==========

     Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. Realization of favorable tax attributes is, therefore, reflected as a tax benefit in the provision for income taxes.

     At September 30, 1997, the Company had unused net operating loss (NOL) carryforwards for federal income tax purposes of approximately $12,560,000 which expire in fiscal 2012. The Company also has federal research and experimentation credits of approximately $1,880,000 which expire in fiscal 2012.

H. STOCK PLANS:

     The Company's 1993 Stock Option Plan (the "1993 Stock Plan") provides for the grant of options to the Company's directors, officers, employees and consultants to purchase up to an aggregate of 500,000 shares of common stock at a price equal to the fair market value of the stock at the date of the grant. The maximum term of the options under the 1993 Stock Plan is ten years. The number of shares available for future grants at September 30, 1997 was 76,925.

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

     The Company has also granted to certain scientific advisors non-statutory options to purchase a total of 32,625 shares of common stock at a price equal to fair market value at the date of grant. As of September 30,1997, 29,625 options have been exercised.

     On November 5, 1991, the Company's Board of Directors adopted the 1992 Non-Employee Director Stock Option Plan (the "1992 Plan") which the shareholders approved. This plan provides for the grant to each non-employee director on November 5, 1991, and each fifth anniversary thereafter, of an option to purchase 5,000 shares of common stock up to an aggregate of 100,000 shares at a price equal to the fair market value of the stock at the date of the grant, vesting over a five year period. Under this plan, options to purchase 30,000 shares of common stock at a price of $21.00 per share and an additional 30,000 shares of common stock at a price of $15.25 per share were granted on November 5, 1991 and 1996, respectively. The 1992 Plan also provided for the grant of options for 5,000 shares to new members of the Board of Directors. A total of 10,000 stock options were granted to new directors during fiscal year 1997 under the 1992 Plan. No grants may be made under this plan after November 4, 2001.

     On November 10, 1992, the Company's Board of Directors adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan") which the shareholders approved. This plan provides for the grant to each non-employee director on November 10, 1992, and each sixth anniversary thereafter an option to purchase 5,000 shares of common stock up to an aggregate of 100,000 shares at a price equal to the fair market value of the stock at the date of the grant, vesting over a five year period. Under this plan, options to purchase 30,000 shares of common stock at a price of $14.50 per share were granted on November 10, 1992. The 1993 Plan also provided for the grant of options for 5,000 shares to new members of the Board of Directors. A total of 10,000 stock options were granted to new directors during fiscal year 1997 under the 1993 Plan. No grants may be made under this plan after November 10, 2002.

     During the fiscal year ended September 30, 1997, the Company's Board of Directors approved the exchange of stock options by the Company's employees and directors at the fair market value of the stock at the effective date of the exchange. This provided for the cancellation of any unexercised stock options and the reissuance of an equal number of stock options at the new price, with 50% of any previously vested options vesting immediately. The stock options cancelled were originally issued under the 1983 and 1993 Stock Option Plans and the 1992 and 1993 Non-Employee Director Stock Option Plans and were reissued under the 1993 Stock Option Plan. 236,825 options under the 1983 and 1993 Stock Option Plans were exchanged effective on July 3, 1997 at an exercise price of $11.50. 110,000 options under the 1992 and 1993 Non-Employee Director Stock Option Plans were exchanged effective on August 5, 1997 at an exercise price of $11.125.

     Stock option activity for the years ended September 30, 1997, 1996 and 1995 is as follows:

                                               1997                   1996                  1995
                                        -------------------    ------------------    ------------------
                                                   WEIGHTED              WEIGHTED              WEIGHTED
                                                   AVERAGE               AVERAGE               AVERAGE
                                                   EXERCISE              EXERCISE              EXERCISE
                                         SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                        --------   --------    -------   --------    -------   --------
    Outstanding at beginning of
      year............................   407,645    $13.86     426,315    $13.29     374,384    $11.46
    Granted...........................   475,825    $12.17      14,500    $21.37      86,200    $19.12
    Exercised.........................   (42,450)   $ 6.40     (26,445)   $ 7.03     (29,494)   $ 7.03
    Canceled..........................  (380,825)   $16.45      (6,725)   $20.56      (4,775)   $13.28
                                        --------    ------     -------    ------     -------    ------
    Outstanding at end of year........   460,195    $10.66     407,645    $13.86     426,315    $13.29
                                        --------    ------     -------    ------     -------    ------
    Options exercisable at year-end...    98,070    $ 8.01     252,626    $11.82     201,434    $ 9.40
                                        ========    ======     =======    ======     =======    ======
    Weighted average fair value of
      options granted during the
      year............................  $   5.63               $  9.84
                                        ========               =======

     The fair value of each option granted during 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of 6.0 years (2) expected volatility of 36% (3) risk-free interest rate of 6.2% and (4) no dividend yield.

     The following table summarizes information about stock options outstanding and exercisable at September 30, 1997:

                                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                      -----------------------------------------   ------------------------------
                                                        WEIGHTED       WEIGHTED                     WEIGHTED
                                                        AVERAGE        AVERAGE                      AVERAGE
                                        NUMBER         REMAINING       EXERCISE     NUMBER         REMAINING
        RANGE OF EXERCISE PRICES      OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE   CONTRACTUAL LIFE
    --------------------------------  -----------   ----------------   --------   -----------   ----------------
    $ 3.33 -- $ 5.00................     34,675            0.4          $ 3.56       34,675          $ 3.56
    $ 5.01 -- $ 7.49................      3,906            3.1          $ 6.50        3,906          $ 6.50
    $ 7.50 -- $11.24................    198,414            8.8          $10.81       28,414          $ 8.93
    $11.25 -- $16.86................    221,650            9.1          $11.63       30,300          $12.06
    $16.87 -- $22.00................      1,550            9.2          $22.00          775          $22.00
                                        -------            ---          ------       ------          ------
    $ 3.33 -- $22.00................    460,195            8.3          $10.66       98,070          $ 8.01
                                        =======            ===          ======       ======          ======

     Employee Stock Purchase Plan:

     The Company's 1992 Employee Stock Purchase Plan (the "Purchase Plan") provides for the issuance of up to 150,000 shares of common stock to employees of the Company. Under the terms of the Purchase Plan, eligible employees may purchase shares in five annual offerings ending in 1997, through payroll deductions of up to a maximum of 10% of the employee's earnings, at a price equal to the lower of 85% of the fair market value of the stock on the applicable annual offering commencement date of June 1 or termination date of May 31. The fifth offering under the Purchase Plan ended on May 31, 1997 and 11,621 shares of common stock were purchased by eligible employees at a price of approximately $10.10 per share. As of September 30, 1997, 56,972 shares have been issued under this plan.

     Had the Company adopted SFAS 123, the weighted average for each purchase right granted during fiscal 1997 and 1996 would have been $3.68 and $5.72, respectively.

     On December 13, 1996 the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Plan"). The Plan is essentially the same as the Company's 1992 Employee Stock Purchase Plan, and provides for the issuance of 150,000 shares. The Plan was approved by the shareholders of the Company at the annual meeting of February 4, 1997.

     Pro Forma Disclosures

     Had compensation cost for the Company's 1997 and 1996 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share for 1997 and 1996 would approximate the pro forma amounts below:

                                                                        1997            1996
                                                                      --------       -----------
    Net income (loss).......................        As reported       $583,174       $(9,714,993)
                                                    Pro forma         $276,163       $(9,748,848)
    Net income (loss) per share.............        As reported        $0.09           $(1.44)
                                                    Pro forma          $0.04           $(1.44)

     The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to fiscal 1996, and additional awards in future years are anticipated.

I.   EMPLOYEE'S SAVING PLAN:

     The Company provides a 401(k) Plan to employees of the Company by which they may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Each employee may elect to defer a percentage of his or her salary on a pre-tax basis up to a specified maximum percentage. The Company matches every dollar each employee contributes to the 401(k) Plan up to six percent of each employee's salary to a maximum of $2,000 annually per employee. Salary deferred by employees and contributions by the Company to the 401(k) Plan are not taxable to employees until withdrawn from the 401 k) Plan and contributions are deductible by the Company when made. The amount of the Company's matching contribution for the 401 (k) Plan was $104,943, $110,542, and $99,751 for 1997, 1996, and 1995, respectively.

J.   COMMON STOCK TRANSACTIONS:

     On February 11, 1991, Squibb Diagnostics, a division of Bristol-Myers Squibb Co. purchased a warrant for $950,000 to purchase 600,000 shares of common stock at $10.92 per share. On August 30, 1994, the Company signed an agreement to reacquire the development and marketing rights to the MRI contrast agent, (the Bristol-Myers Agreement) Combidex (AMI-227). As part of the transaction, Bristol-Myers Squibb, Inc. returned the warrant which was valued at $240,000 to the Company. In the first quarter of fiscal 1995, the Company and Bristol-Myers Squibb Co. agreed to modify the agreement. As a result, payments to be made under the agreement were modified (See Note O). Accordingly, the Company adjusted the value of the warrant to purchase 600,000 shares of the Company's common stock by $120,000 in the first quarter of fiscal 1995.

     In May 1996, the Board of Directors authorized the purchase of 250,000 shares of the Company's common stock on the open market. Through September 30, 1997, the Company purchased 87,500 shares for $1,337,944 and the shares have been retired. The Board had previously authorized the purchase of 350,000 shares of which 24,700 shares were retired through fiscal 1995.

K.  PREFERRED STOCK:

     The preferred stock may be issued from time to time in one or more series. The rights, preferences, restrictions, qualifications and limitations of such stock shall be determined by the Board of Directors.

L.  BUSINESS SEGMENTS AND CUSTOMERS:

     The Company's operations are located solely within the United States. The Company is focused principally on developing and manufacturing MRI contrast agents and drug delivery systems. Accordingly, its revenues are attributable to one principal business segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. One customer accounted for 54% of the

Company's revenues in fiscal 1997, while no customer accounted for more than 10% of the Company's revenues in fiscal 1996. Two customers accounted for 52% and 23% respectively, of the Company's revenues in fiscal 1995.

     Revenues from customers and licensees outside the United States were not significant in fiscal 1997 and 1996. Revenues in fiscal 1995, from customers and licensees outside of the United States, principally in Europe and Japan, amounted to 23% of the Company's total revenues.

M. LEGAL PROCEEDINGS:

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

N.  AGREEMENTS:

     To facilitate the marketing and distribution of its contrast agents, the Company has entered into strategic relationships with certain established pharmaceutical companies. These relationships, both in the United States and abroad, include: (i) Guerbet S.A. ("Guerbet"), a leading European producer of contrast agents, in Western Europe and Brazil; (ii) Eiken Chemical Co., Ltd. ("Eiken"), one of Japan's leading medical diagnostics manufacturers, in Japan;
(iii) Berlex Laboratories, Inc. ("Berlex") , the leading marketer of MRI contrast agents, in the United States; and (iv) Mallinckrodt Inc. ("Mallinckrodt") a leading manufacturer of contrast agents, in the United States, Canada and Mexico.

     On February 1, 1995, the Company entered into an agreement with Berlex granting Berlex a product license and exclusive marketing rights to Feridex I.V. in the United States and Canada. Under the terms of the agreement, Berlex paid a $5,000,000 non-refundable license fee in fiscal 1995. An additional $5,000,000 license fee was received in October 1996 as a result of the FDA's marketing approval and Berlex's market launch of Feridex I.V. in the United States. In addition, the company receives payments for manufacturing the product and royalties on sales.

     In fiscal 1991, the Company entered into agreements with Squibb Diagnostics, granting exclusive world-wide rights (except for Japan, Western Europe and Brazil) to manufacture and sell two MRI products, AMI-HS and Combidex. In addition, Squibb Diagnostics received the right to use the Company's core technology in its own development of other MRI contrast agents. In fiscal 1994, the Company and Squibb Diagnostics terminated their agreement with respect to the AMI-HS product. The Company signed an agreement to reacquire the development and marketing rights to Combidex previously licensed to Squibb Diagnostics. The Company agreed to pay Bristol-Myers Squibb, Co. $1,000,000 in two cash payments, of which $500,000 was paid on August 30, 1994 and $500,000 was to be paid upon acceptance of the 1,200 vials of the Combidex product suitable for worldwide preclinical and clinical studies. Furthermore, the Company is required to pay up to $2,750,000 in future royalties based on the Company's sale of Combidex. As part of the transaction, Bristol-Myers Squibb, Co. returned to the Company a warrant to purchase 600,000 shares of the Company's common stock, valued at $240,000. The Company recorded a $760,000 expense which represented the value of in-process research and development reacquired in fiscal 1994. In the first quarter of fiscal 1995, the Company and Bristol-Myers Squibb Co. agreed that the 1,200 vials of Combidex delivered to the Company were not acceptable. In addition, they agreed that any future delivery of Combidex under the agreement will not be required and that the Company will not be required to make the $500,000 payment.

Accordingly, the Company recorded a credit for $380,000 to the purchase of in-process research and development and adjusted the value of the warrant by $120,000 in the first quarter of fiscal 1995.

     In 1990, the Company entered into a manufactureing and distribution agreement with Mallinckrodt granting Mallinckrodt a product license and co-marketing rights to GastroMARK(R) in the United States, Canada and Mexico. Under the terms of the agreement, Mallinckrodt paid a $500,000 non-refundable license fee in fiscal 1997 as a result of the FDA's marketing approval of Feridex I.V. in the United States. In addition, the company received payments for manufacturing the product and royalties on sales.

     The Company is the licensee of certain technologies under agreements with third parties which require the Company to make payments in accordance with these license agreements and upon the attainment of particular milestones. The Company is also required to pay royalties on a percentage of certain product sales, if any. During fiscal year 1997, 1996 and 1995, the Company made milestone payments of $800,000, $725,000, and $350,000 in relation to these agreements. Future milestone payments are not to exceed $400,000.

O.   RELATED PARTY TRANSACTIONS:

     During the fiscal years ended September 30, 1997, 1996 and 1995, the Company paid approximately $58,910, $26,573 and $7,050, respectively, to Fahnestock & Co. Inc. as commissions on transactions involving its investments in securities. Mr. Leslie Goldstein, a shareholder and member of the Company's Board of Directors and the brother of Jerome Goldstein, Chairman of the Board and CEO of the Company, is employed by SRG Associates, a division of Fahnestock & Co. Inc., as an investment analyst and advisor.

P.  QUARTERLY FINANCIAL DATA -- UNAUDITED:

     The following table provides quarterly data for the fiscal years ended September 30, 1997, and 1996.

                                                             FISCAL 1997 QUARTERS ENDED
                                              --------------------------------------------------------
                                              SEPTEMBER 30     JUNE 30      MARCH 31     DEC. 31, 1996
                                              ------------   -----------   -----------   -------------
    License fees............................  $         --   $        --   $        --    $  5,500,000
    Royalties...............................        57,541        85,000        95,904         125,000
    Product sales...........................       372,366       394,656       209,793         603,542
    Research and development services.......            --            --            --          62,920
    Interest, dividends and net gains and
      losses on sales of securities.........       984,385       705,323     1,058,895         746,446
                                               -----------   -----------   -----------     -----------
      Total revenues........................     1,414,292     1,184,979     1,364,592       7,037,908
    Cost of product sales...................        60,722        83,436        33,139         143,196
    Operating expenses......................     3,386,242     2,312,148     2,425,778       2,617,758
    Other (income)..........................            --      (264,749)          (51)             --
    Income tax benefit......................            --      (379,022)           --              --
                                               -----------   -----------   -----------     -----------
    Net income (loss).......................  $ (2,032,672)  $  (566,834)  $(1,094,274)   $  4,276,954
                                               ===========   ===========   ===========     ===========
    Net income (loss) per share.............  $      (0.30)  $     (0.08)  $     (0.16)   $       0.63
                                               ===========   ===========   ===========     ===========

                                                             FISCAL 1996 QUARTERS ENDED
                                              --------------------------------------------------------
                                              SEPTEMBER 30     JUNE 30      MARCH 31     DEC. 31, 1995
                                              ------------   -----------   -----------   -------------
    License fees............................  $         --   $        --   $        --    $         --
    Royalties...............................       (75,000)      (25,000)       75,000          75,000
    Product sales...........................            --            --        12,762              --
    Research and development services.......         6,810            --            --              --
    Interest, dividends and net gains and
      losses on sales of securities.........       450,911       470,373       388,307         451,859
                                               -----------   -----------   -----------     -----------
      Total revenues........................       382,721       445,373       476,069         526,859
    Cost of product sales...................            --            --         2,550              --
    Operating expenses......................     2,871,713     3,308,476     2,911,732       2,451,544
                                               -----------   -----------   -----------     -----------
    Net income (loss).......................  $ (2,488,992)  $(2,863,103)  $(2,438,213)   $ (1,924,685)
                                               ===========   ===========   ===========     ===========
    Net income (loss) per share.............  $      (0.37)  $     (0.42)  $     (0.36)   $      (0.28)
                                               ===========   ===========   ===========     ===========

Q.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     The FASB issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary EPS. Upon adoption of this standard for the first fiscal period ending December 31, 1997, the Company will disclose basic and diluted EPS. Basic EPS excludes dilution and common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company believes the implementation of SFAS 128 will not have a material impact on the earnings per share calculation.

     The FASB recently issued Statement No 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company believes the implementation of SFAS 130 may have a material impact on results of operations.

     The FASB also issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This Statement, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year, however, in subsequent years, interim period information must be presented on a comparative basis. The Company is currently evaluating this Statement and its effect on financial statement disclosures.

R.  SUBSEQUENT EVENT:

     On October 24, 1997, the Company acquired an 80.7% interest in Kalisto Biologicals, Inc. ("Kalisto"), an early-stage company that intends to develop, manufacture and market veterinary and food testing systems and products. Kalisto has formed a technology and support relationship with Precise Animal Diagnostics, Inc. of Madison, Wisconsin ("PAD") to manufacture and market PAD's veterinary testing systems worldwide.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information required by this item, with respect to the directors of the registrant, is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 3, 1998, filed with the Commission on December 19, 1997, in the table under the caption "Election of Directors."

THE EXECUTIVE OFFICERS OF THE REGISTRANT ARE AS FOLLOWS:

     Jerome Goldstein, 58, is a founder of the Company and has been Chief Executive Officer, Chairman of the Board of Directors and Treasurer since the Company's organization in November 1981. Mr. Goldstein was President of the Company from the Company's organization until May 1997. Mr. Goldstein was a cofounder of Clinical Assays, Inc., serving from 1972 to 1980 as Vice President and then as President. Mr. Goldstein is the brother of Leslie Goldstein, a director of the Company, and husband of Marlene Kaplan Goldstein, Secretary of the Company.

     Leonard M. Baum, 44, joined the Company in October 1994 as Senior Vice President and has been President and Chief Operating Officer since May 1997. From 1986 to 1994, Mr. Baum was employed as Senior Director, Worldwide Regulatory Affairs/Drug Safety by Squibb Diagnostics. Mr. Baum is also a member of the Board of Directors.

     Ernest Groman, 52, is a co-founder of the Company and has been Senior Vice President -- Research since June 1997. From 1994 to 1997, he was Director of Exploratory Research and from 1981 to 1994 he was a Senior Scientist of the Company.

     Dennis Lawler, 43, joined the Company in February 1989 as Director of Quality Control and has been Vice President -- Quality Control since January 1997. Prior to February 1989, Mr. Lawler was employed at CIS-US, first as Senior Quality Control Analyst, then as a Production Manager and then as a Plant Manager.

     Jerome M. Lewis, 48, joined the Company in April 1986 as a Senior Scientist and has been Vice President -- Scientific Operations since February 1991. Prior to April 1986, Dr. Lewis was employed as a senior scientist by Petroferm Ltd., a biotechnology company.

     James A. Matheson, 53, joined the Company in May 1996 as Vice President -- Finance. Prior to May 1996, Mr. Matheson was Controller of Diatech Diagnostics, Inc.

     Paula M. Jacobs, 53, joined the Company in January 1986 as Vice President -- Development. From 1981 to 1986, Dr. Jacobs was employed at Seragen, Inc., first as Production Manager and later as General Manager of the Research Products Division.

     Mark C. Roessel, 47, joined the Company in January 1982 as Director of Regulatory Affairs and has been Vice President -- Regulatory Affairs since January 1995. Prior to January 1982, Mr. Roessel was Compliance Manager of the Clinical Assay Division of Baxter International, Inc.

     Marlene Kaplan Goldstein is a founder of the Company and has been Secretary of the Company since the Company's organization in November 1981.

ITEM 11.  EXECUTIVE COMPENSATION:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 3, 1998, filed with the Commission on December 19, 1997, under the captions "Compensation of Directors" and "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 3, 1998, filed with the Commission on December 19, 1997, in the table under the caption "Principal Stockholders".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a) The following documents are filed as part of this Annual Report on Form
     10-K:

     1. Financial Statements. The following financial statements of the Company and Independent Auditors' Report are incorporated in Item 8 of this report.

         Report of Independent Accountants
         Balance Sheets at September 30, 1997 and 1996
         Statements of Operations for the Years Ended September 30, 1997, 1996 and
           1995
         Statements of Stockholders' Equity for the Years Ended September 30, 1997,
           1996 and 1995>
         Statements of Cash Flow for the Years Ended September 30, 1997, 1996 and 1995
         Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities
           for the Years Ended September 30, 1997, 1996 and 1995
         Notes to Financial Statements

     2. Financial Statement Schedules. Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

     3. The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED MAGNETICS, INC.

                                          By:     /s/ JERMONE GOLDSTEIN

                                            ------------------------------------
                                            Jerome Goldstein, Chief Executive
                                              Officer,
                                            Chairman of the Board of Directors
                                              and Treasurer
December 22, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                                  TITLE
-------------------------------------  -----------------------------------
        /s/ JEROME GOLDSTEIN           Chief Executive Officer, Chairman    December 22, 1997
-------------------------------------  of the Board of Directors and
          Jerome Goldstein             Treasurer (principal executive and
                                       financial officer)
         /s/ JAMES MATHESON            Vice President-Finance (principal    December 22, 1997
-------------------------------------  accounting officer)
           James Matheson

         /s/ LEONARD M. BAUM           Director                             December 22, 1997
-------------------------------------
           Leonard M. Baum

           /s/ THOMAS COOR             Director                             December 22, 1997
-------------------------------------
             Thomas Coor

        /s/ LESLIE GOLDSTEIN           Director                             December 22, 1997
-------------------------------------
          Leslie Goldstein

         /s/ JOSEPH LASSITER           Director                             December 22, 1997
-------------------------------------
           Joseph Lassiter

         /s/ MICHAEL LOBERG            Director                             December 22, 1997
-------------------------------------
           Michael Loberg

       /s/ RICHARD L. MCINTIRE         Director                             December 22, 1997
-------------------------------------
         Richard L. McIntire

        /s/ EDWARD B. ROBERTS          Director                             December 22, 1997
-------------------------------------
          Edward B. Roberts

         /s/ ROGER E. TRAVIS           Director                             December 22, 1997
-------------------------------------
           Roger E. Travis

      /s/ GEORGE M. WHITESIDES         Director                             December 22, 1997
-------------------------------------
        George M. Whitesides

                                 EXHIBIT INDEX

     EXHIBIT
      NUMBER                                  DESCRIPTION
    ----------   ---------------------------------------------------------------------
      3.1(1)     Certificate of Incorporation of the Company, as amended.
      3.2(2)     By-Laws of the Company, as amended.
     10.1(6)     1983 Stock Option Plan of the Company, as amended on November 13,
                 1990.
     10.2(7)     1987 Employee Stock Purchase Plan.
     10.3(7)     1992 Employee Stock Purchase Plan.
     10.4(7)     1992 Non-Employee Director Stock Option Plan.
     10.5(9)     1993 Stock Plan.
     10.6(9)     1993 Non-Employee Director Stock Option Plan.
     10.7(13)    1997 Employee Stock Purchase Plan.
     10.8(3)     Technology Agreement dated January 21, 1983 between the Company and
                 Corning Glass Works (now Ciba Corning Diagnostics Corp.)
                 (confidential treatment previously granted).
     10.9(2)     Agreements between the Company and ML Technology Ventures, L.P. dated as of March 23, 1987 (confidential treatment previously granted).
     10.10(2)    Clinical Testing, Supply and Marketing Agreement between the Company and Guerbet, S.A. dated May 22, 1987 (confidential treatment previously granted).
     10.11(4)    Clinical Testing, Supply and Marketing Agreement between the Company and Eiken Chemical Co., Ltd., dated August 30, 1988 (confidential treatment previously granted).
     10.12(5)    Contrast Agent Agreement dated between the Company and Guerbet, S.A.
                 dated September 29, 1989 (confidential treatment previously granted).
     10.13(6)    Contrast Agent Agreement between the Company and Eiken Chemical Co.,
                 Ltd. dated March 27, 1990 (confidential treatment previously granted).
     10.14(6)    Amendment to Clinical Testing, Supply and Marketing Agreement between the Company and Eiken Chemical Co., Ltd., dated September 29, 1990
                 (confidential treatment previously granted).
     10.15(6)    License, Supply and Marketing Agreement between the Company and
                 Mallinckrodt Medical, Inc., dated June 28, 1990 (confidential treatment previously granted).
     10.16(6)    Agreement of Amendment between the Company and ML Technology
                 Ventures, L.P. dated as of June 28, 1990.
     10.17(7)    Technology License Agreement between the Company and Squibb
                 Diagnostics, dated February 5, 1991 (confidential treatment previously granted).
     10.18(7)    AMI-227 License Agreement between the Company and Squibb Diagnostics, dated February 5, 1991 (confidential treatment previously granted).
     10.19(7)    AMI-HS License Agreement between the Company and Squibb Diagnostics, dated February 5, 1991 (confidential treatment previously granted).
     10.20(7)    Warrant Purchase Agreement between the Company and Squibb
                 Diagnostics, dated February 11, 1991.
     10.21(7)    Purchase Agreement between the Company and ML Technology.
     10.22(7)    Agreement of Amendment to Clinical Testing, Supply and Marketing
                 Agreement between the Company and Guerbet, S.A., dated August 13,
                 1990.
     10.23(8)    Asset Purchase Agreement dated as of October 15, 1993 by and between the Company and PerSeptive Biosystems, Inc.
     10.24(10)   License, Supply and Marketing Agreement dated September 27, 1993 between the Company and Sterling (confidential treatment previously granted).
     10.25(10)   Termination Agreement dated November 8, 1993 between the Company and
                 Squibb Diagnostics (confidential treatment previously granted).
     10.26(10)   Amendment to License Agreement dated November 8, 1993 between the
                 Company and Squibb Diagnostics (confidential treatment previously granted).

     EXHIBIT
      NUMBER                                  DESCRIPTION
    ----------   ---------------------------------------------------------------------
     10.27(11)   Termination Agreement dated August 30, 1994 between the Company and
                 Bristol-Myers Squibb Co.
     10.28(12)   License and marketing agreement between the Company and Berlex
                 Laboratories, Inc. dated as of February 1, 1995.
     10.29(12)   Supply Agreement between the Company and Berlex Laboratories, Inc.
                 dated as of February 1, 1995.
     10.30       Lease and Lease Agreement between the Company and Carnegie Center
                 Associates dated September 6, 1994.
     10.31       Lease between Silver Lake Realty Trust and Kalisto Biologicals, Inc.
                 dated October 24, 1997.
     11.1        Computation of earnings per share.
     23.1        Consent of Coopers & Lybrand L.L.P., independent accountants.
     27          Financial Data Schedule.

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

(13) Incorporated herein by reference to the exhibits to the Company's definitive Proxy Statement for the fiscal year ended September 30, 1996.