Form 10-Q
period 1997-12-31
ADVANCED MAGNETICS INC
filed 1998-02-17
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

     For the quarterly period ended                  DECEMBER 31, 1997
                                           ----------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

     For the transition period from                       to
                                    --------------------      ------------------

                            Commission File #0-14732

                            ADVANCED MAGNETICS, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      04-2742593
(State or other jurisdiction               (I.R.S. Employer Identification No.)
     of organization)


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


Yes      x          No
    -------------      -------------


At February 12, 1998, 6,697,401 shares of registrant's common stock (par value, $.01) were outstanding.

                            ADVANCED MAGNETICS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1997



                          PART I. FINANCIAL INFORMATION



                         ITEM 1 -- FINANCIAL STATEMENTS

                            ADVANCED MAGNETICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                ASSETS                                         DECEMBER 31,              SEPTEMBER 30,
                                ------                                         ------------              -------------
                                                                                  1997                       1997
                                                                                  ----                       ----

Current assets:
Cash and cash equivalents .......................................         $         13,724,695         $      10,724,740
Marketable securities (Note B)...................................                   22,025,892                27,365,765
Accounts receivable .............................................                      464,597                   546,807
Inventories .....................................................                      174,330                   113,178
Prepaid expenses ................................................                      581,776                   224,868
                                                                         ---------------------         -----------------
  Total current assets ..........................................                   36,971,290                38,975,358
                                                                         ---------------------         -----------------

Property, plant and equipment:
Land ............................................................                      360,000                   360,000
Buildings .......................................................                    4,392,660                 4,356,295
Laboratory equipment ............................................                    7,849,750                 7,722,445
Furniture and fixtures ..........................................                      675,728                   645,299
                                                                         ---------------------         -----------------
                                                                                    13,278,138                13,084,039

Less--accumulated depreciation and amortization .................                   (7,581,434)               (7,332,118)
                                                                         ---------------------         -----------------
Net property, plant and equipment ...............................                    5,696,704                 5,751,921
                                                                         ---------------------         -----------------

Other assets ....................................................                      248,902                   248,902
                                                                         ---------------------         -----------------
  Total assets .................................................         $          42,916,896         $      44,976,181
                                                                         =====================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ................................................        $             708,668         $         443,925
Accrued expenses ................................................                      458,053                 1,059,070
Income taxes payable ............................................                       50,128                    50,128
                                                                         ---------------------         -----------------
  Total current liabilities .....................................                    1,216,849                 1,553,123


Minority interest in subsidiary .................................                      120,879                       ---

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
   2,000,000 shares; none issued ................................                          ---                       ---
Common stock, par value $.01 per share,
   authorized 15,000,000 shares; issued and
   outstanding 6,726,876 shares at December 31, 1997
   and 6,740,626 shares at September 30, 1997 ...................                       67,269                    67,406
Additional paid-in capital ......................................                   44,107,846                44,244,558
Retained deficit ................................................                   (7,775,736)               (6,095,302)
Net unrealized gains on marketable securities ...................                    5,179,789                 5,206,396
                                                                         ---------------------         -----------------
  Total stockholders' equity ....................................                   41,579,168                43,423,058
                                                                         ---------------------         -----------------

Total liabilities and stockholders' equity ......................        $          42,916,896         $      44,976,181
                                                                         =====================         =================

The accompanying notes are an integral part of the financial statements.



                            ADVANCED MAGNETICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE QUARTERS ENDED
                           DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                                         FIRST QUARTER ENDED DECEMBER 31,
                                                                                        --------------------------------
                                                                                          1997                    1996
                                                                                          ----                    ----
Revenues:
   License fees.........................................................     $               ---     $          5,500,000
   Royalties............................................................                 370,000                  125,000
   Product sales........................................................                   4,560                  666,462
   Interest, dividends and net gains
     and losses on sales of securities..................................                 992,013                  746,446
                                                                          ------------------------------------------------
        Total revenues..................................................               1,366,573                7,037,908
                                                                          ------------------------------------------------

Cost and expenses:
   Cost of product sales................................................                   5,805                  143,196
   Research and development expenses....................................               2,251,626                2,296,576
   Selling, general and administrative
     expenses...........................................................                 862,874                  321,183
                                                                          ------------------------------------------------
        Total costs and expenses........................................               3,120,305                2,760,955
                                                                          ------------------------------------------------
Income (loss) before provision for income
     taxes and minority interest in subsidiary..........................              (1,753,732)               4,276,953

   Provision for income taxes...........................................                     ---                      ---
                                                                          ------------------------------------------------
Income (loss) before minority interest in
     subsidiary.........................................................              (1,753,732)               4,276,953

Minority interest in subsidiary.........................................                  73,298                      ---
                                                                          ------------------------------------------------
Net income (loss).......................................................     $        (1,680,434)    $          4,276,953
                                                                          ================================================

                                                                          ------------------------------------------------
Basic and diluted income (loss) per share...............................     $             (0.25)    $               0.63
                                                                          ------------------------------------------------

Weighted average number of common
     and common equivalent shares.......................................               6,734,589                6,833,175
                                                                          ================================================


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             FOR THE QUARTERS ENDED
                           DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                          First Quarter Ended December 31,
                                                                    --------------------------------------------
                                                                         1997                          1996
                                                                         ----                          ----

Cash flows from operating activities:
Cash received from customers........................................   $          493,205      $       5,750,755
Cash paid to suppliers and employees................................           (3,474,377)            (1,939,082)
Dividends and interest received.....................................              225,279                251,229
                                                                    --------------------------------------------

Net cash provided by (used in) operating activities.................           (2,755,893)             4,062,902
                                                                    ---------------------    -------------------

Cash flows from investing activities:
Purchase of securities..............................................           (3,114,620)            (4,329,087)
Proceeds from sales of marketable securities........................            4,201,416              2,676,288
Proceeds from notes and bonds maturing..............................            5,000,000                    ---
Capital expenditures................................................             (194,099)               (64,281)
                                                                    ---------------------    -------------------

Net cash provided by (used in) investing activities.................            5,892,697             (1,717,080)
                                                                    ---------------------    -------------------

Cash flows from financing activities:
Proceeds from issuances of common stock.............................               19,500                    (12)
Purchase of Treasury Stock..........................................             (156,349)              (311,203)
                                                                    ---------------------    -------------------

Net cash provided by (used in) financing activities.................             (136,849)              (311,215)
                                                                    ---------------------    -------------------

Net increase (decrease) in cash and cash equivalents................            2,999,955              2,034,607
Cash and cash equivalents at beginning of the quarter...............           10,724,740             10,805,842
                                                                    ---------------------    -------------------

Cash and cash equivalents at end of the quarter.....................     $     13,724,695       $     12,840,449
                                                                    =====================    ===================




The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                       RECONCILIATION OF NET INCOME (LOSS)
             TO NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES
                             FOR THE QUARTERS ENDED
                           DECEMBER 31, 1997 and 1996
                                   (UNAUDITED)



                                                                                              First Quarter Ended December 31,
                                                                                              --------------------------------
                                                                                                  1997                  1996
                                                                                                  ----                  ----

Net income (loss)...................................................................          $ (1,680,434)        $   4,276,953
                                                                                              ------------         -------------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Non-cash reduction in value of investment in subsidiary.............................               194,177                   ---
Minority interest in subsidiary.....................................................               (73.298)                  ---
Depreciation and amortization.......................................................               249,316               271,365
(Increase) decrease in accounts receivable..........................................                82,210              (681,026)
(Increase) decrease in prepaid expenses.............................................              (356,908)             (136,912)
(Increase) decrease in inventories..................................................               (61,152)              132,649
Increase  (decrease) in accounts payable and accrued expenses.......................              (336,274)              554,770
Net realized (gains) losses on sales of marketable securities.......................              (767,030)             (346,001)
Accretion of U.S. Treasury Notes discount...........................................                (6,500)               (8,896)
                                                                                              ------------         -------------

Total adjustments...................................................................            (1,075,459)             (214,051)
                                                                                              ------------         -------------

Net cash provided by (used in) operating activities.................................          $ (2,755,893)        $   4,062,902
                                                                                              ============         =============


The accompanying notes are an integral part of the financial statements.


                            ADVANCED MAGNETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


A.       Summary of Accounting Policies.

         Founded in November 1981, Advanced Magnetics, Inc., a Delaware corporation (the "Company"), is a biopharmaceutical company engaged in the development and manufacture of compounds utilizing the Company's core proprietary colloidal superparamagnetic particle technology for magnetic resonance imaging ("MRI") and for polysaccharide directed drug delivery systems. The initial products developed by the Company are diagnostic imaging agents for use in conjunction with MRI to aid in the diagnosis of cancer and other diseases

         In October 1997, the Company acquired approximately 80.7% of the issued and outstanding capital stock of Kalisto Biologicals, Inc. ("Kalisto"). The consolidated balance sheet of the Company as of December 31, 1997 and the consolidated statement of operations and cash flows for the quarter then ended include the accounts of Kalisto. All significant intercompany balances and transactions have been eliminated. These financial statements are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts in the fiscal 1997 financial statement have been reclassified to conform with the fiscal 1998 presentation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The fiscal year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1997.

         In October 1997, the Company acquired approximately 80.7% of the issued and outstanding capital stock of Kalisto Biologicals, Inc. ("Kalisto"), an early-stage company that intends to develop, manufacture and market veterinary and food testing systems and products.

B.       Marketable Securities.

         The cost and market value of the marketable securities portfolio are as follows:


                                                        December 31, 1997                          September 30, 1997
                                       ---------------------------------------------  -------------------------------------------
                                            Cost                       Fair Value               Cost                  Fair Value
                                            ----                       ----------               ----                  ----------
U. S. government securities
   Due in one year or less              $            ---          $            ---      $      5,000,000        $      4,998,900
   Due after one through five years            7,438,569                 7,450,800             7,438,569               7,429,650

Preferred stock                                6,615,628                10,139,867             2,604,711               3,092,335

Common Stock                                   2,791,906                 4,435,225             7,116,089              11,844,880
                                        ----------------          ----------------      ----------------        ----------------
                                        $     16,846,103          $     22,025,892      $     22,159,369        $     27,365,765
                                        ================          ================      ================        ================


C.       Income Taxes.

         There was no income tax provision for the first fiscal quarter ended December 31, 1997 and 1996 due to an operating loss in the quarter ended December 31, 1997 and the availability of a net loss carry forwards in the quarter ended December 31, 1996.

D.       Earnings (loss) per share.

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" which requires disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share for all periods presented. Adoption of this statement has not affected the amounts presented in any period. The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. As a result of a net loss in the quarter ended December 31, 1997, common stock equivalents are not included in the calculation of weighted average shares since their effect would be antidilutive.

                                                                                  December 31
                                                                  ---------------------------------------------
                                                                        1997                       1996
                                                                  ------------------        -------------------

Weighted average number of shares issued and outstanding                  6,743,589                  6,742,358
Common stock equivalents                                                        ---                     90,817
                                                                  -----------------         ------------------
As adjusted                                                               6,743,589                  6,833,175
                                                                  =================         ==================

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

         The Company filed suit on October 7, 1997 against Sanofi Winthrop, Inc. and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Winthrop, Inc. filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. While the final outcome of these claims and counterclaims cannot be determined, the Company will pursue its claims vigorously, and believes that the Sanofi Winthrop, Inc. counterclaims are without merit and intends to defend them vigorously.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This document contains forward looking statements. Any statements contained herein that do not describe historical facts are forward looking statements. The forward looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: the ability to successfully market Feridex I.V. and GastroMARK, the timing and result of FDA action, delays in arrangements with clinical investigations, uncertainties relating to results of the clinical trials of Combidex and other product candidates, the Company's dependence on its corporate partners, the Company's ability to obtain future financing, uncertainties relating to patents and proprietary rights, the ability of the Company to compete successfully in the future and the risks identified in the Company's Securities and Exchange Commission filings, including but not limited to its Form 10-K for the year ended September 30, 1997.

OVERVIEW

         Since its inception in November 1981, Advanced Magnetics, Inc. ("Advanced Magnetics" or the "Company") has focused its efforts on developing applications of its core magnetic particle technology. This has led to the development of magnetic resonance imaging (MRI) contrast agents as well as polysaccharide technology for targeted delivery of antiviral therapeutics. The Company has funded its operations with cash from license fees from corporate partners, royalties, sales of its products, fees from contract research performed for third parties, the proceeds of financings and income earned on invested cash. The Company's success in the market for diagnostic and therapeutic products will depend, in part, on the Company's ability to: successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace.

         The Company's operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: the timing of payments from corporate partners and research grants; the introduction of new products by the Company; the timing and size of orders from the Company's customers; and the acceptance of the Company's products. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and there can be no assurance that the Company will be profitable or that revenue growth will be achieved in the future.

         In October 1997, the Company acquired approximately 80.7% of the issued and outstanding capital stock of Kalisto Biologicals, Inc. ("Kalisto"), an early-stage company that intends to develop, manufacture and market veterinary and food testing systems and products. The Company's results of operations reflect the operations of Kalisto for the period from the date of acquisiton until December 31, 1997.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1997 AS COMPARED TO THE QUARTER ENDED DECEMBER 31, 1996.

REVENUES

Revenues for the fiscal quarter ended December 31, 1997 were $1,366,573 compared to $7,037,908 for the fiscal quarter ended December 31, 1996.

There were no license fee revenues for the fiscal quarter ended December 31, 1997. License fee revenues for the fiscal quarter ended December 31, 1996 were $5,500,000. On September 3, 1996, the Company and Berlex Laboratories, Inc. ("Berlex") announced that the United States Food and Drug Administration ("FDA") granted marketing approval for Feridex I.V. The Company received a $5,000,000 milestone payment from Berlex on October 15, 1996 as a result of Berlex's market launch of Feridex I.V. in the United States. The Company also received approval for GastroMARK(TM) on December 6, 1996. As a result of this action, the Company received a milestone payment of $500,000 from its U.S. marketing partner, Mallinckrodt Medical, Inc.

Royalties for the fiscal quarter ended December 31, 1997 of $370,000 were related primarily to the product launch of Feridex I.V. in Japan. Royalties for the fiscal quarter ended December 31, 1996 were $125,000 relating mainly to the product launch of Feridex I.V. in the United States by Berlex.

There were product sales of $4,560 in the fiscal quarter ended December 31, 1997, related primarily to the initial sales by the Company's recently acquired subsidiary, Kalisto. Product sales for the fiscal quarter ended December 31, 1996 were $666,462, reflecting the sale of product to Berlex for the launch of Feridex I.V. in the United States.

Interest, dividends and gains and (losses) on sales of securities resulted in revenues of $992,013 in the fiscal quarter ended December 31, 1997 compared to $746,446 for the fiscal quarter ended December 31, 1996. Interest, dividends and net gains (losses) on sales of securities consisted of the following:

                                                       First Quarter Ended December 31,
                                           --------------------------------------------------------
                                                    1997                             1996
                                                    ----                             ----

Interest income                                   $        201,093                 $       312,971
Dividend income                                             23,890                          87,474
Net gains on sales of securities                           767,030                         346,001
                                           ------------------------         -----------------------
Total                                             $        992,013                 $       746,446
                                           ========================         =======================


Interest income for the fiscal quarter ended December 31, 1997 was $111,878 less than the fiscal quarter ended December 31, 1996, primarily due to the maturity of United States Treasury Notes. Dividend income of $23,890 for the quarter ended December 31, 1997 was $63,584 less than the $87,474 for the fiscal quarter ended December 31, 1996. The decrease was primarily due to the timing of dividends during the fiscal quarter ended December 31, 1997. There were net gains on sales of securities of $767,030 for the fiscal quarter ended December 31, 1997 compared to net gains on sales of securities of $346,001 for the fiscal quarter ended December 31, 1996. The increase is due to the appreciation in value of certain securities.

COSTS AND EXPENSES

The cost of product sales for the fiscal quarter ended December 31, 1997 was $5,805. The cost of product sales for the fiscal quarter ended December 31, 1996 was $143,196. The cost of product sales for the fiscal quarter ended December 31, 1997 relates to Kalisto products as there were no other product sales. The cost of product sales for the fiscal quarter ended December 31, 1996 relates to sale of the Company's Feridex I.V. product.

Research and development expenses for the fiscal quarter ended December 31, 1997 were $2,251,626 compared to $2,296,576 for the fiscal quarter ended December 31, 1996. The decrease was primarily the result of a $400,000 one-time milestone payment to a licensor during the quarter ended December 31, 1996, offset by research activities related to Kalisto during the fiscal quarter ended December 31, 1997.

Selling, general and administrative expenses for the fiscal quarter ended December 31, 1997 were $862,874, an increase of $541,691 from $321,183 for the fiscal year ended December 31, 1996. The increase was primarily due to several factors, including the inclusion of Kalisto expenses for the first time during the fiscal quarter ended December 31, 1997. Kalisto had costs of approximately $320,000 which included a one-time sales and marketing fee of $150,000, while Advanced Magnetics incurred costs of approximately $100,000 by attending the Radiological Society of North America convention for the first time.

INCOME TAXES

There was no income tax provision for the fiscal quarter ended December 31, 1997 because of a net operating loss. There was no income tax provision for the fiscal quarter ended December 31, 1996 due to the estimated net operating loss carry-forward.

EARNINGS

In the fiscal quarter ended December 31, 1997, the Company recorded a net loss of ($1,680,434) or ($0.25) per share. In the fiscal quarter ended December 31, 1996, the Company recorded a net income of $4,276,953 or $0.63 per share. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" which requires disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share for all periods presented.
Adoption of this statement has not affected the amounts presented in any period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's cash and cash equivalents totaled $13,724,695, representing an increase of $2,999,955 from September 30, 1997. In addition, the Company had marketable securities of $22,025,892 at December 31, 1997 as compared to $27,365,765 on September 30, 1997. Net cash used in operating activities was $2,755,892 in the fiscal quarter ended December 31, 1997 compared to net cash provided by operating activities of $4,062,902 in the fiscal quarter ended December 31, 1996. The decrease in cash provided by operating activities was primarily due to the increase in amounts paid to vendors and licensors during the quarter ended December 31, 1997, and the reduction of $5,500,000 in license fees received during the quarter ended December 31, 1996. Cash generated by investing activities in the fiscal quarter ended December 31, 1997 was $5,892,696 compared with cash used by investing activities of $1,717,080 for the fiscal quarter ended December 31, 1996. Cash provided by investing activities in the fiscal quarter ended December 31, 1997 included $4,201,416 from the sale of marketable securities and the maturity of $5,000,000 in U.S. Government notes. Offsetting these proceeds was the purchase of marketable securities of $3,114,620, in the fiscal quarter ended December 31, 1997. Cash used in financing activities during the fiscal quarter ended December 31, 1997 was $136,849. The Company sold $19,500 in common stock, while also repurchasing 16,800 shares of the Company's common stock on the open market for $156,349. This compares with cash used in financing activities of $311,215 for the fiscal quarter ended December 31, 1996, principally as a result of the purchase of 20,000 shares of the Company's common stock on the open market for $311,203. In November 1997, the Board of Directors authorized the purchase of up to an additional 250,000 shares of the Company's common stock on the open market, from time to time, at prevailing market prices.

Capital expenditures in the fiscal quarter ended December 31, 1997 were $194,099 compared to $64,281 in the fiscal quarter ended December 31, 1996, reflecting the Company's efforts to upgrade existing equipment and the research activities of Kalisto.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The FASB recently issued Statement No 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, SFAS 130 requires that an amount representing total comprehensive income be reported. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company believes the implementation of SFAS 130 may have a material impact on results of operations.

         The FASB also issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This Statement, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year, however, in subsequent years, interim period information must be presented on a comparative basis. The Company is currently evaluating this Statement and its effect on financial statement disclosures.

ITEM 3 - LEGAL PROCEEDINGS.

         The Company filed suit on October 7, 1997 against Sanofi Winthrop, Inc. and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Winthrop, Inc. filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. While the final outcome of these claims and counterclaims cannot be determined, the Company will pursue its claims vigorously, and believes that the Sanofi Winthrop, Inc. counterclaims are without merit and intends to defend them vigorously.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 11 Statement re: Computation of per share earnings

         Exhibit 27.1 Financial Data Schedule (EDGAR filing only)

         The Company did not file any current reports on Form 8-K during the quarter ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         ADVANCED MAGNETICS, INC.


Date                                By  /s/  Jerome Goldstein
     ----------------------------       --------------------------------
                                        Jerome Goldstein, President,
                                        Treasurer and Chairman of the
                                        Board of Directors


Date                                By  /s/  James A. Matheson
     ----------------------------       --------------------------------
                                        James A. Matheson, Vice President
                                        and Principal Accounting Officer