Form 10-Q
period 1998-03-31
ADVANCED MAGNETICS INC
filed 1998-05-14
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

         For the quarterly period ended March 31, 1998
                                        --------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

         For the transition period from _______________ to _____________



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


At May 12, 1998, 6,761,482 shares of registrant's common stock (par value, $.01) were outstanding.

                            ADVANCED MAGNETICS, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


                          PART I. FINANCIAL INFORMATION



                         Item 1 -- Financial Statements

                            ADVANCED MAGNETICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)


                             ASSETS                                       March 31,                September 30,
                             ------                                      -----------               -------------
                                                                            1998                       1997
                                                                         -----------               -------------

Current assets:
Cash and cash equivalents ...........................................    $10,320,663                $10,724,740
Marketable securities (Note B) ......................................     24,816,396                 27,365,765
Accounts receivable .................................................        945,548                    546,807
Inventories .........................................................        377,492                    113,178
Prepaid expenses ....................................................        445,773                    224,868
                                                                         -----------                -----------
  Total current assets ..............................................     36,905,872                 38,975,358
                                                                         -----------                -----------

Property, plant and equipment:
Land ................................................................        360,000                    360,000
Building ............................................................      4,452,730                  4,356,295
Laboratory equipment ................................................      7,928,846                  7,722,445
Furniture and fixtures ..............................................        688,413                    645,299
                                                                         -----------                -----------
                                                                          13,429,989                 13,084,039
Less--accumulated depreciation and amortization .....................     (7,834,125)                (7,332,118)
                                                                         -----------                -----------
Net property, plant and equipment ...................................      5,595,864                  5,751,921
                                                                         -----------                -----------

Other assets ........................................................        248,902                    248,902
                                                                         -----------                -----------
  Total assets ......................................................    $42,750,638                $44,976,181
                                                                         ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
Accounts payable ....................................................    $   516,172                $   443,925
Accrued expenses ....................................................        735,977                  1,059,070
Income taxes payable ................................................         47,628                     50,128
                                                                         -----------                -----------
  Total current liabilities .........................................      1,299,777                  1,553,123

Minority interest in subsidiary .....................................         40,637                        ---

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
  2,000,000 shares; none issued .....................................            ---                        ---
Common stock, par value $.01 per share,
  authorized 15,000,000 shares; issued and
  outstanding 6,761,482 shares at March 31, 1998
  and 6,740,626 shares at September 30, 1997 ........................         67,615                     67,406
Additional paid-in capital ..........................................     44,223,104                 44,244,558
Retained earnings (deficit) .........................................     (8,921,553)                (6,095,302)
Unrealized gains on market value of securities (Note B) .............      6,041,058                  5,206,396
                                                                         -----------                -----------
  Total stockholders' equity ........................................     41,410,224                 43,423,058
                                                                         -----------                -----------

  Total liabilities and stockholders' equity ........................    $42,750,638                $44,976,181
                                                                         ===========                ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                   Three-Month Period Ended March 31,           Six-Month Period Ended March 31,
                                                   ----------------------------------           --------------------------------
                                                       1998                   1997                  1998                 1997
                                                   -----------            -----------           -----------           ----------

Revenues:
   License fees ..............................     $       ---            $       ---           $       ---           $5,500,000
   Royalties .................................         370,000                 95,904               740,000              220,904
   Product sales .............................         619,464                209,793               624,024              876,255
   Interest, dividends and net gains
     and losses on sales of securities .......         996,977              1,058,895             1,988,990            1,805,341
                                                   -----------            -----------           -----------           ----------
        Total revenues .......................       1,986,441              1,364,592             3,353,014            8,402,500

Cost and expenses:

   Cost of product sales .....................         103,514                 33,139               109,319              176,335

   Research and development expenses .........       2,166,670              1,956,700             4,418,171            4,253,276

   Selling, general and administrative
     expenses ................................         942,317                469,027             1,805,316              790,210
                                                   -----------            -----------           -----------           ----------
        Total costs and expenses .............       3,212,501              2,458,866             6,332,806            5,219,821
                                                   -----------            -----------           -----------           ----------

Income (loss) before provision for
income taxes and minority interest
in subsidiary ................................      (1,226,060)            (1,094,274)           (2,979,792)           3,182,679
   Income tax provision (benefit) ............             ---                    ---                   ---                  ---
                                                   -----------            -----------           -----------           ----------

Income (loss) before minority interest
in subsidiary ................................      (1,226,060)            (1,094,274)           (2,979,792)           3,182,679

   Minority interest in subsidiary ...........          80,243                    ---               153,541                  ---

                                                   -----------            -----------           -----------           ----------
Net income (loss) ............................      (1,145,817)            (1,094,274)           (2,826,251)           3,182,679
                                                   ===========            ===========           ===========           ==========

Basic and diluted net income (loss)
   per share .................................     $     (0.17)           $     (0.16)          $     (0.42)          $     0.47
                                                   ===========            ===========           ===========           ==========

Weighted average number of common
   shares ....................................       6,745,837              6,738,211             6,742,118            6,748,239

Weighted average number of common
   and common equivalent shares ..............       6,745,837              6,738,211             6,742,118            6,828,911
                                                   -----------            -----------           -----------           ----------


The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX-MONTH PERIODS ENDED
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



                                                                              Six-Month Periods Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                             1998                  1997
                                                                         -----------           -----------
Cash flows from operating activities:
Cash received from customers .......................................     $   527,580           $ 6,379,265
Cash paid to suppliers and employees ...............................      (6,456,054)           (4,530,951)
Dividends and interest received ....................................         982,489               832,734
Income taxes paid ..................................................              --                    --
                                                                         -----------           -----------
Net cash provided by (used in) operating activities ................      (4,945,985)            2,681,048

Cash flows from investing activities:
Proceeds from sales of securities ..................................       5,655,077             6,094,377
Proceeds from U.S. Treasury Notes maturing .........................       5,000,000                    --
Purchase of securities .............................................      (5,745,974)           (6,669,715)
Capital expenditures ...............................................        (345,950)             (140,086)
                                                                         -----------           -----------
Net cash provided by (used in) investing activities ................       4,563,153              (715,424)
                                                                         -----------           -----------

Cash flows from financing activities:
Proceeds from issuances of common stock ............................         135,104                26,446
Purchase of treasury stock .........................................        (156,349)             (649,843)
                                                                         -----------           -----------
Net cash provided by (used in) financing activities ................         (21,245)             (623,397)
                                                                         -----------           -----------
Net increase (decrease) in cash and cash equivalents ...............        (404,077)            1,342,227

Cash and cash equivalents at beginning of the period ...............      10,724,740            10,805,842
                                                                         -----------           -----------
Cash and cash equivalents at end of the period .....................     $10,320,663           $12,148,069
                                                                         ===========           ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                       RECONCILIATION OF NET INCOME (LOSS)
             TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                         FOR THE SIX-MONTH PERIODS ENDED
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)





                                                                                     Six-Month Periods
                                                                                      Ended March 31,
                                                                             --------------------------------
                                                                                 1998                 1997
                                                                             -----------          -----------

Net income (loss) .....................................................      $(2,826,251)         $ 3,182,679
                                                                             -----------          -----------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Non-cash reduction in value of investment in subsidiary ...............          194,178                  ---
Minority interest in subsidiary .......................................         (153,541)                 ---
Depreciation and amortization .........................................          502,007              542,730
Accretion of U.S. Treasury Notes discount .............................          (25,697)             (17,736)
Decrease (increase) in accounts receivable ............................         (398,741)            (104,648)
(Increase) decrease in prepaid expenses and other assets ..............         (220,905)            (164,616)
(Decrease)  increase in accounts payable and accrued expenses .........         (250,846)             127,221
(Decrease) in income taxes payable ....................................           (2,500)                 ---
Net realized (gains) losses on sales of securities ....................       (1,499,375)          (1,018,878)
(Increase) decrease in inventories ....................................         (264,314)             134,296
                                                                             -----------          -----------
Total adjustments .....................................................       (2,119,734)            (501,631)
                                                                             -----------          -----------
Net cash provided by (used in) operating activities ...................      $(4,945,985)         $ 2,681,048
                                                                             ===========          ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

         In October 1997, the Company acquired approximately 80.7% of the issued and outstanding capital stock of Kalisto Biologicals, Inc. ("Kalisto"). Since that date the consolidated balance sheet of the Company, and the consolidated statements of operations and cash flows include the accounts of Kalisto. All significant intercompany balances and transactions have been eliminated. These financial statements are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts in the fiscal 1997 financial statement have been reclassified to conform with the fiscal 1998 presentation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1997.

B.       MARKETABLE SECURITIES

         The cost and market value of the Company's marketable securities portfolio are as follows:

                                                  March 31, 1998              September 30, 1997
                                            --------------------------    --------------------------
                                               Cost         Fair Value        Cost        Fair Value
                                            -----------    -----------    -----------    -----------
U. S. government securities
    Due in one year or less                 $ 7,457,766    $ 7,460,985    $ 5,000,000    $ 4,998,900
    Due after one through five years                ---            ---      7,438,569      7,429,650


Preferred stock                               2,027,409      2,277,500      2,604,711      3,092,335

Common stock                                  9,290,163     15,077,911      7,116,089     11,844,880
                                            -----------    -----------    -----------    -----------

                                            $18,775,338    $24,816,396    $22,159,369    $27,365,765
                                            ===========    ===========    ===========    ===========

C.       INCOME TAX

         There were no income tax provisions for the three and six month periods ended March 31, 1998 and 1997 due to a net operating loss in the three and six months ending March 31, 1998 and the three months ending March 31, 1997. There was a net loss carry-forward for the six months ending March 31, 1997.

D.       EARNINGS (LOSS) PER SHARE

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" which requires disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share for all periods presented. Adoption of this statement has not affected the amounts presented in any period. The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. As a result of a net loss in the three and six months ended March 31, 1998, common stock equivalents are not included in the calculation of weighted average shares since their effect would be antidilutive.


                                                             Three-Month Periods                      Six-Month Periods
                                                               Ended March 31,                         Ended March 31,
                                                        -----------------------------           -----------------------------
                                                           1998                1997                1998                1997
                                                        ---------           ---------           ---------           ---------

Weighted average number of shares
   issued and outstanding .....................         6,745,837           6,738,211           6,742,118           6,748,239

Assumed exercise of options reduced
   by the number of shares which
   could have been purchased with
   the proceeds of those options ..............               ---                 ---                 ---              80,672


As adjusted ...................................         6,745,837           6,738,211           6,742,118           6,828,911
                                                        =========           =========           =========           =========

E.       LEGAL PROCEEDINGS

         The Company and certain of its officers were sued in an action in the United States District Court for the District of Massachusetts on September 3, 1992. The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on certain of the Company's patents and on pending applications, and seeks injunctive relief and unspecified monetary damages. The plaintiff filed two related cases in the Superior Court of the Commonwealth of Massachusetts. In one of these cases, the Superior Court has dismissed most of the claims on summary judgment. On March 31, 1998, the District Court issued an order declining to exercise supplemental jurisdiction over the plaintiff's state law tort claims. While the final outcome of these actions cannot be determined, the Company believes that the plaintiff's claims are without merit and intends to defend the actions vigorously.

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

F.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The FASB issued Statement No. 130 ("SFAS 130"). "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company believes the implementation of SFAS 130 will not impact net loss from operations.

         The FASB also issued Statement No. 131 ("SFAS 131"). "Disclosures about Segments of an Enterprise and Related Information". This statement, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", changes the way public companies report information about segments. The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating this Statement and its effect on financial statement disclosures.

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

         This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: the ability to successfully market Feridex I.V.(R), GastroMARK(R) and the EndoCheck Plus(R) analyzer, the timing and result of FDA action, delays in arrangements with clinical investigations, uncertainties relating to results of the clinical trials of Combidex and other product candidates, the Company's dependence on its corporate partners, the Company's ability to obtain future financing, uncertainties relating to patents and proprietary rights, the ability of the Company to compete successfully in the future and the risks identified in the Company's Securities and Exchange Commission filings, including but not limited to its Form 10-K for the year ended September 30, 1997.


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

         In October 1997, the Company acquired approximately 80.7% of the issued and outstanding capital stock of Kalisto Biologicals, Inc. ("Kalisto"), an early-stage company that intends to develop, manufacture and market veterinary laboratory diagnostic products. The Company's results of operations reflect the operations of Kalisto for the period from the date of acquisition until March 31, 1998.

         The Company does not expect that Year 2000 issues will have a material effect on the Company's results of operations or financial condition.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998 AS COMPARED TO THE QUARTER ENDED MARCH 31, 1997

REVENUES

         Total revenues for the second fiscal quarter ended March 31, 1998 were $1,986,441 compared to $1,364,592 for the second fiscal quarter ended March 31, 1997. The increase in revenues in the second quarter ended March 31, 1998 compared to the second fiscal quarter ended March 31, 1997 was due to an increase in both product sales and royalty income. Royalties for the fiscal quarter ended March 31, 1998 of $370,000 were related primarily to the successful launch of Feridex I.V. in Japan. By comparison, royalties for the fiscal quarter ended March 31, 1997 were $95,904 and were related to product sales in the United States and Europe.

         Product sales for the second fiscal quarter ended March 31, 1998 were $619,464 compared to $209,793 for the second fiscal quarter ended March 31,1997, primarily due to reorders of Feridex I.V. and GastroMARK for sale in the United States and Europe.

         Interest, dividends and gains on sales of securities resulted in revenues of $996,977 in the fiscal quarter ended March 31, 1998 compared to $1,058,895 for the fiscal quarter ended March 31, 1997. Interest, dividends and net gains on sales of securities consisted of the following:

                                                 Second Quarter Ended March 31,
                                                 ------------------------------
                                                   1998                 1997
                                                 --------            ----------

         Interest income .....................   $202,832            $  332,399
         Dividend income .....................     61,800                53,619
         Net gains on sales of securities ....    732,345               672,877
                                                 --------            ----------
         Total ...............................   $996,977            $1,058,895
                                                 ========            ==========

         There was no license fee income during the quarters ended March 31, 1998 and March 31, 1997.

COSTS AND EXPENSES

         As a result of increased product sales, the Company incurred costs of $103,514 for products sold in the quarter ended March 31, 1998 compared to $33,139 for the second fiscal quarter ended March 31, 1997. The cost of product sales for the three-month period ended March 31, 1998 was 17% of product sales compared with 16% for the three-month period ended March 31, 1997. The cost of manufacturing the contrast agents has decreased due to product mix, while the costs associated with sales at Kalisto are higher than those for contrast agents in general.

         Selling, general and administrative expenses were $942,317 for the second fiscal quarter ended March 31, 1998 compared to $469,027 for the second fiscal quarter ended March 31, 1997. The increase of $473,290 in fiscal 1998 was primarily related to the inclusion of costs from Kalisto and increased legal expenses. Research and development expenses for the second fiscal quarter ended March 31, 1998 were $2,166,670 compared to $1,956,700 for the second fiscal quarter ended March 31, 1997. The increase in fiscal 1998 was due to the inclusion of costs associated with development efforts at Kalisto.

INCOME TAXES

         There were no income tax provisions for the fiscal quarters ended March 31, 1998 and March 31, 1997 due to operating losses for both periods.

EARNINGS

         For the reasons stated above, there was a net loss of $1,145,817 or $(0.17) per share for the quarter ended March 31, 1998 compared to a net loss of $1,094,274 or $(0.16) per share for the fiscal quarter ended March 31, 1997. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" which requires disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share for all periods presented. Adoption of this statement has not affected the amounts presented in any period.


RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE SIX-MONTHS ENDED MARCH 31, 1997

REVENUES

         Total revenues for the six-month period ended March 31, 1998 were $3,353,014 compared to $8,402,500 for the six-month period ended March 31, 1997.

         There were no license fee revenues for the six-month period ended March 31, 1998 compared to license fee revenues of $5,500,000 for the six-month period ended March 31, 1997. The Company received a non-refundable $5,000,000 license fee on October 15, 1996 from Berlex Laboratories, Inc. ("Berlex") as a result of Berlex's market launch of the Company's Feridex I.V. MRI contrast agent in the United States. The Company also received approval from the FDA for GastroMARK(R)on December 6, 1996 and received a milestone payment of $500,000 from its marketing partner Mallinckrodt, Inc.

         Royalties for the six-month period ended March 31, 1998 were $740,000 compared with royalties for the six-month period ended March 31, 1997 of $220,904. The increase in royalties is associated with the product launch of Feridex I.V. in Japan.

         Product sales for the six-month period ended March 31, 1998 were $624,024 compared to $876,255 for the six-month period ended March 31, 1997. Sales during the period ended March 31, 1997 reflected the bulk sales in connection with the product launch of Feridex I.V. in the United States.

         Interest, dividends and gains and losses on sales of securities resulted in revenues of $1,988,990 for the six-month period ended March 31, 1998 compared to $1,805,341 for the six-month period ended March 31, 1997. The increase compared to the six-month period ended March 31, 1997 reflects the increase of $480,497 in gains on sales of securities offset by a decrease of $241,445 in interest income associated with the maturities of U.S. Treasury Notes and a decrease of $55,403 in dividend income due to a reduction in dividend bearing securities.

COSTS AND EXPENSES

         The cost of product sales for the six-month period ended March 31, 1998 was $109,319 compared to $176,335 for the six-month period ended March 31, 1997. The decrease in cost of sales reflects the decrease in product sales during the period. The cost of product sales for the six-month period ended March 31, 1998 was 17.5% of product sales compared with 20% for the three-month period ended March 31, 1997. The cost of product sales decreased because of the lower cost of manufacturing contrast agents due to product mix, offset by the costs associated with sales at Kalisto, which are higher than those for contrast agents in general.

         Research and development expenses for the six-month period ended March 31, 1998 were $4,418,171 compared to $4,253,276 for the same period in 1997. The increase was due primarily to the inclusion of research and development costs associated with Kalisto in fiscal 1998. Selling, general and administrative expenses increased to $1,805,316 for the six-month period ended March 31, 1998 from $790,210 for the six-month period ended March 31, 1997. The increase was also due to the inclusion of expenses for Kalisto in fiscal 1998 and increased legal fees.

INCOME TAXES

         There was no income tax provision for the six-month period ended March 31, 1998 due to an operating loss for the period. There was no income tax provision for the six-month period ended March 31, 1997 due to a net operating loss carry-forward for the period.

EARNINGS

         For the reasons stated above, there was a net loss of $2,826,251 or $(0.42) per share for the six-month period ended March 31, 1998 compared to net income for the six-month period ended March 31, 1997 of $3,182,679 or $0.47 per share.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company's cash and cash equivalents totaled $10,320,663 compared to $10,724,740 at September 30, 1997. In addition, the Company had marketable securities of $24,816,396 at March 31, 1998 compared to $27,365,765 on September 30, 1997. Net cash used in operating activities was $4,945,985 in the six-month period ended March 31, 1998 compared to net cash provided by operating activities of $2,681,048 in the six-month period ended March 31, 1997. Cash provided by investing activities was $4,563,153 for the six-month period ended March 31, 1998 compared to $715,424 used in investing activities in the six-month period ended March 31, 1997. Cash provided by investing activities in the six-month period ended March 31, 1998 included the proceeds of $5,655,077 from the sale of marketable securities and $5,000,000 from the maturing of a U.S. Treasury Note. Offsetting these proceeds was the purchase of marketable securities of $5,745,974 in the six-month period ended March 31, 1998. Cash used in financing activities in the six-month period ended March 31, 1998 was $21,245 compared to $623,397 used in financing activities in the six-month period ended March 31, 1997. Cash used in financing activities in the six-month period ended March 31, 1998 included $156,349 for the purchase of the Company's stock on the open market. In November 1997, the Board of Directors authorized the purchase of up to an additional 250,000 shares of the Company's common stock on the open market, from time to time, at prevailing market prices.

         Capital expenditures in the six-month period ended March 31, 1998 were $345,950 compared to $140,086 in the six-month period ended March 31, 1997. This reflects a continuing upgrade to existing property, plant and equipment and purchases to support the research facilities of Kalisto.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The FASB issued Statement No. 130 ("SFAS 130"). "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company believes the implementation of SFAS 130 will not impact net loss from operations.

         The FASB also issued Statement No. 131 ("SFAS 131"). "Disclosures about Segments of an Enterprise and Related Information". This statement, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", changes the way public companies report information about segments. The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating this Statement and its effect on financial statement disclosures.

PART II. OTHER INFORMATION

   ITEM 1.        LEGAL PROCEEDINGS

         The Company and certain of its officers were sued in David D. Stark v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment and unfair trade practices that were dismissed by the Federal Court on March 31, 1998 by the United States District Court for the District of Massachusetts David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman, and Lee Josephson, Civil Action No. 92-12157-WGY, as well as a new count alleging tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. The Superior Court has removed the stay of the proceedings that previously had been in place. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. There can be no assurance, however, that the Company will be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on the Company's business, financial condition and results of operations.

         The Company and certain of its officers were sued in David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman, and Lee Josephson, Civil Action No. 98-2097, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims for misappropriation of trade secrets, conversion, negligent misrepresentation and misrepresentation that were dismissed in the above-mentioned federal action. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. There can be no assurance, however, that the Company will be able to defend this action successfully and the failure by the Company to prevail for any reason could have an adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 3, 1998, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders acted upon the following proposal: (i) election of directors.

         Votes "FOR" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without designation, the shares represented by the proxy were voted "FOR" each proposal in the manner described in the Proxy Statement. On the record date (December 8, 1997), 6,729,526 shares of the Company's common stock were issued and outstanding.

         Voting results were as follows:

                        Matter                     For             Against         Withheld           Abstain
                        ------                  ---------          -------         --------           -------

         1.  Election of Directors
                Leonard M. Baum                 5,404,982          131,700            N/A               N/A
                Jerome Goldstein                5,405,182          131,500            N/A               N/A
                Leslie Goldstein                5,405,007          131,675            N/A               N/A
                Joseph Lassiter, III            5,405,182          131,500            N/A               N/A
                Michael Loberg                  5,405,182          131,500            N/A               N/A
                Edward B. Roberts               5,405,182          131,500            N/A               N/A
                George M. Whitesides            5,405,182          131,500            N/A               N/A




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 10.1 Promissory Note dated February 10, 1998 issued to the Company by Leonard Baum

         Exhibit 27.1    Financial Data Schedule (EDGAR filing only)

         The Company did not file any current reports on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       ADVANCED MAGNETICS, INC.


Date     May 13, 1998               By /s/
      -------------------              -----------------------------------------
                                       Jerome Goldstein, Treasurer
                                       and Chairman of the Board of Directors


Date     May 13, 1998               By /s/
      -------------------              -----------------------------------------
                                       James A. Matheson, Vice President
                                       and Principal Accounting Officer