Form 10-Q
period 1998-06-30
ADVANCED MAGNETICS INC
filed 1998-08-14
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. For the quarterly period ended JUNE 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

     For the transition period from ______________ to ___________________

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


At August 12, 1998, 6,767,358 shares of registrant's common stock (par value, $.01 per share) were outstanding.

                            ADVANCED MAGNETICS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


                          PART I. FINANCIAL INFORMATION


                         Item 1 -- Financial Statements

                            ADVANCED MAGNETICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)
                                   -----------


                        ASSETS                                   JUNE 30,         SEPTEMBER 30,
                        ------                                   --------         -------------
                                                                  1998                 1997
                                                                  ----                 ----
Current assets:
Cash and cash equivalents .............................       $ 10,996,383        $ 10,724,740
Marketable securities (Note B) ........................         21,427,974          27,365,765
Accounts receivable ...................................            403,094             546,807
Inventories ...........................................            466,875             113,178
Prepaid expenses ......................................            294,522             224,868
                                                              ------------        ------------
  Total current assets ................................         33,588,848          38,975,358
                                                              ------------        ------------

Property, plant and equipment:
Land ..................................................            360,000             360,000
Building ..............................................          4,476,716           4,356,295
Laboratory equipment ..................................          7,962,581           7,722,445
Furniture and fixtures ................................            721,429             645,299
                                                              ------------        ------------
                                                                13,520,726          13,084,039
Less-accumulated depreciation and amortization ........         (8,086,816)         (7,332,118)
                                                              ------------        ------------
Net property, plant and equipment .....................          5,433,910           5,751,921
                                                              ------------        ------------

Other assets ..........................................            304,237             248,902
                                                              ------------        ------------
  Total assets ........................................       $ 39,326,995        $ 44,976,181
                                                              ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ......................................       $    402,578        $    443,925
Accrued expenses ......................................            481,530           1,059,070
Income taxes payable ..................................             47,628              50,128
                                                              ------------        ------------
  Total current liabilities ...........................            931,736           1,553,123

Minority interest in subsidiary .......................                ---                 ---

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
   2,000,000 shares; none issued ......................                ---                 ---
Common stock, par value $.01 per share,
   authorized 15,000,000 shares; issued and
   outstanding 6,767,358 shares at June 30, 1998
   and 6,740,626 shares at September 30, 1997 .........             67,674              67,406
Additional paid-in capital ............................         44,277,698          44,244,558
Retained earnings (deficit) ...........................        (10,383,884)         (6,095,302)
Unrealized gains on market value of securities (Note B)          4,433,771           5,206,396
                                                              ------------        ------------
  Total stockholders' equity ..........................         38,395,259          43,423,058
                                                              ------------        ------------
Total liabilities and stockholders' equity ............       $ 39,326,995        $ 44,976,181
                                                              ============        ============


The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                            THREE-MONTH PERIOD ENDED JUNE 30,     NINE-MONTH PERIOD ENDED JUNE 30,
                                            ---------------------------------     --------------------------------
                                                 1998               1997               1998               1997
                                                 ----               ----               ----               ----
Revenues:
   License fees ......................       $       ---        $       ---        $       ---        $ 5,500,000
   Royalties .........................            60,000             85,000            800,000            305,904
   Product sales .....................           170,158            394,656            794,182          1,270,911
   Interest, dividends and net gains
     and losses on sales of
     securities ......................         1,263,335            705,324          3,252,325          2,510,665
                                             -----------        -----------        -----------        -----------
        Total revenues ...............         1,493,493          1,184,980          4,846,507          9,587,480

Cost and expenses:
   Cost of product sales .............            28,947             83,436            138,265            259,771
   Research and development expenses .         1,988,802          2,040,380          6,406,973          6,293,656
   Selling, general and administrative
     expenses ........................           978,713            271,818          2,784,029          1,062,028

Other (income) expenses ..............               ---           (264,800)               ---           (264,800)
                                             -----------        -----------        -----------        -----------
        Total costs and expenses .....         2,996,462          2,130,834          9,329,267          7,350,655
                                             -----------        -----------        -----------        -----------
Income (loss) before provision for
income taxes and minority interest
in subsidiary ........................        (1,502,969)          (945,854)        (4,482,760)         2,236,825
   Income tax provision (benefit) ....               ---           (379,022)               ---           (379,022)
                                             -----------        -----------        -----------        -----------

Income (loss) before minority interest
in subsidiary ........................        (1,502,969)          (566,832)        (4,482,760)         2,615,847

   Minority interest in subsidiary ...            40,637                ---            194,178                ---
                                             -----------        -----------        -----------        -----------
Net income (loss) ....................       $(1,462,332)       $  (566,832)       $(4,288,582)       $ 2,615,847
                                             ===========        ===========        ===========        ===========

 Basic net income (loss) per share ...       $     (0.22)       $     (0.08)       $     (0.64)       $      0.39

 Diluted net income (loss) per share .       $     (0.22)       $     (0.08)       $     (0.64)       $      0.38

Weighted average number of common
   shares ............................         6,762,951          6,730,188          6,748,515          6,746,482

Weighted average number of common
     and common equivalent shares ....         6,762,951          6,730,188          6,748,515          6,814,887



The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE-MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                Nine-Month Periods Ended
                                                                        June 30,
                                                           ---------------------------------
                                                                1998                1997
                                                                ----                ----
Cash flows from (for) operating activities:
Cash received from customers .......................       $  1,156,116        $  6,854,637
Cash paid to suppliers and employees ...............         (9,562,818)         (6,512,771)
Dividends and interest received ....................            779,332             752,206
Royalties received .................................            681,419             183,579
Income tax refund ..................................                ---             379,022
                                                           ------------        ------------

Net cash provided by (used in) operating
 activities ........................................         (6,945,951)          1,656,673

Cash flows from investing activities:
Proceeds from sales of securities ..................          8,993,685           7,579,147
Proceeds from U.S. Treasury Notes maturing .........          5,000,000                 ---
Purchase of securities .............................         (6,317,477)        (17,966,953)
Capital expenditures ...............................           (436,687)           (235,628)
(Increase) in other assets .........................            (55,335)            (53,045)
                                                           ------------        ------------

Net cash provided by (used in) investing
 activities ........................................          7,184,186         (10,676,479)

Cash flows from financing activities:
Proceeds from issuances of common stock ............            189,757              37,146
Purchase of treasury stock .........................           (156,349)           (797,303)
                                                           ------------        ------------

Net cash provided by (used in) financing
 activities ........................................             33,408            (760,157)
                                                           ------------        ------------

Net increase (decrease) in cash and cash
 equivalents .......................................            271,643          (9,779,963)

Cash and cash equivalents at beginning of the
 period ............................................         10,724,740          10,805,842
                                                           ------------        ------------

Cash and cash equivalents at end of the period .....       $ 10,996,383        $  1,025,879


The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                       RECONCILIATION OF NET INCOME (LOSS)
             TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                        FOR THE NINE-MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                             Nine-Month Periods
                                                                                               Ended June 30,
                                                                                      ------------------------------
                                                                                          1998              1997
                                                                                          ----              ----
Net income (loss) .............................................................       $(4,288,582)       $ 2,615,847
                                                                                      -----------        -----------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Non-cash reduction in value of minority interest in subsidiary ................           194,178                ---
Minority interest in subsidiary ...............................................          (194,178)               ---
Depreciation and amortization .................................................           754,698            814,095
Accretion of U.S. Treasury Notes discount .....................................           (37,216)           (26,632)
Decrease (increase) in accounts receivable ....................................           143,713           (321,620)
(Increase) decrease in prepaid expenses and other assets ......................           (69,654)          (107,572)
(Decrease) increase in accounts payable and accrued expenses ..................          (618,887)           (59,146)
(Decrease) in income taxes payable ............................................            (2,500)               ---
Net realized (gains) losses on sales of securities ............................        (2,473,826)        (1,415,378)
(Increase) decrease in inventories ............................................          (353,697)           157,079
                                                                                      -----------        -----------

Total adjustments .............................................................        (2,657,369)          (959,174)
                                                                                      -----------        -----------

Net cash provided by (used in) operating activities ...........................       $(6,945,951)       $ 1,656,673
                                                                                      ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1997.

B.         MARKETABLE SECURITIES

           The cost and market value of the Company's marketable securities portfolio are as follows:

                                                   June 30, 1998                     September 30, 1997
                                           -----------------------------       -----------------------------
                                               Cost           Fair Value          Cost           Fair Value
                                           -----------       -----------       -----------       -----------
U. S. government securities
    Due in one year or less                $ 7,469,284       $ 7,478,925       $ 5,000,000       $ 4,998,900
    Due after one through five years               ---               ---         7,438,569         7,429,650

Preferred stock                              1,025,406         1,242,500         2,604,711         3,092,335

Common stock                                 8,499,513        12,706,549         7,116,089        11,844,880
                                           -----------       -----------       -----------       -----------
                                           $16,994,203       $21,427,974       $22,159,369       $27,365,765
                                           ===========       ===========       ===========       ===========

C.         INCOME TAX

           There were no income tax provisions for the three and nine month periods ended June 30, 1998 and 1997 due to a net operating loss in the three and nine months ended June 30, 1998 and the three months ended June 30, 1997, and a net loss carry-forward for the nine months ended June 30, 1997. A tax refund of $379,022 was received during the three-month period ended June 30, 1997.

D.         EARNINGS (LOSS) PER SHARE

           Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" which requires disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share for all periods presented. The financial statement data has been restated to reflect adoption of this statement. The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. As a result of a net loss in the three and nine months ended June 30, 1998 and the three months ended June 30, 1997, common stock equivalents are not included in the calculation of weighted average shares since their effect would be antidilutive.

                                              Three-Month Periods            Nine-Month Periods
                                                Ended June 30,                 Ended June 30,
                                                --------------                 --------------
                                             1998            1997           1998            1997
                                             ----            ----           ----            ----
Weighted average number of shares
   issued and outstanding .........       6,762,951       6,730,188       6,748,515       6,746,482

Assumed exercise of options reduced
   by the number of shares which
   could have been purchased with
   the proceeds of those options ..             ---             ---             ---          68,405
                                          ---------       ---------       ---------       ---------

As adjusted .......................       6,762,951       6,730,188       6,748,515       6,814,887
                                          =========       =========       =========       =========


E.         LEGAL PROCEEDINGS

           The Company and certain of its officers were sued in David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment and unfair trade practices that were dismissed by the United States Court for the District of Massachusetts in David D. Stark, M.D
v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Civil Action No. 92-12157-WGY, as well as a new count alleging tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts.

           The Company and certain of its officers were sued in David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman, and Lee Josephson, Civil Action No. 98-2097, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims for misappropriation of trade secrets, conversion, negligent misrepresentation and misrepresentation that were dismissed on March 31, 1998 by the Federal Court in the above-mentioned action. The Superior Court consolidated the two State Court actions, and entered final judgement in the consolidated action on June 29, 1998. The Superior Court dismissed as time barred Plaintiff's consolidated claims for misappropriation of trade secrets, conversion and negligent misrepresentation. The Superior Court also dismissed the plaintiff's claim for tortious interference with contractual or advantageous relations and claim for unjust enrichment. In addition, the Superior Court dismissed with prejudice and without right of appeal plaintiff's claims for breach of contract, breach of good faith and fair dealing, breach of implied contract and misrepresentation. On July 28, 1998, the plaintiff filed a notice of appeal to the Massachusetts Appeals Court. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. There can be no assurance, however, that the Company will be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on the Company's business, financial condition and results of operations.

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

F.         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

           The Financial Accounting Standards Board ("FASB") issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company believes the implementation of SFAS 130 will not impact net loss from operations.

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

           In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

           This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward looking statements. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: the ability to successfully market Feridex I.V.(R), GastroMARK(R) and the EndoCheck Plus(R) analyzer, the timing and result of FDA action, delays in arrangements with clinical investigations, uncertainties relating to results of the clinical trials of Combidex(R) and other product candidates, the Company's dependence on its corporate partners, the Company's ability to obtain future financing, uncertainties relating to patents and proprietary rights, the ability of the Company to compete successfully in the future and the risks identified in the Company's Securities and Exchange Commission filings, including but not limited to its Form 10-K for the year ended September 30, 1997.

OVERVIEW

           Since its inception in November 1981, Advanced Magnetics, Inc. ("Advanced Magnetics" or the "Company") has focused its efforts on developing applications of its core magnetic particle technology. This focus has led to the development of magnetic resonance imaging (MRI) contrast agents as well as polysaccharide technology for targeted delivery of antiviral therapeutics. The Company has funded its operations with cash from license fees from corporate partners, royalties, sales of its products, fees from contract research performed for third parties, the proceeds of financings and income earned on invested cash. The Company's success in the market for diagnostic and therapeutic products will depend, in part, on the Company's ability to: successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace.

           The Company's operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: (i) the timing of payments from corporate partners; (ii) the introduction of new products; (iii) the timing and size of orders from customers; (iv) the general level of acceptance of the Company's products; and
(v) increases or decreases in, and timing of, research and development, clinical trials and other expenses. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits and losses may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and there can be no assurance that the Company will be profitable or that revenue growth will be achieved in the future.

           In October 1997, the Company acquired approximately 80.7% of the issued and outstanding capital stock of Kalisto Biologicals Inc. ("Kalisto"), an early-stage company that intends to develop, manufacture and market veterinary laboratory diagnostic products. The Company's results of operations and cash flows reflect the activities of Kalisto for the period from the date of acquisiton until June 30, 1998.

           As part of its normal internal auditing procedures, the Company has been evaluating its preparedness for potential issues related to the Year 2000 problem. The Company estimates that this review is approximately 50% complete. Based on the review so far, the Company does not believe that Year 2000 issues will have a material impact upon the Company's results of operations or financial condition. As part of a general upgrade to the Company's computing resources, the Company is planning to install new accounting software that will be Year 2000 compliant in the first quarter of fiscal year 1999 and new clinical data-related software that will be Year 2000 compliant in the first half of fiscal 1999.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998 AS COMPARED TO THE QUARTER ENDED JUNE 30, 1997

REVENUES

           Total revenues for the third fiscal quarter ended June 30, 1998 were $1,493,493 compared to $1,184,980 for the third fiscal quarter ended June 30, 1997. The increase in revenues in the third quarter ended June 30, 1998 compared to the third fiscal quarter ended June 30, 1997 was primarily due to an increase in gains on sales of securities offset by a decline in product sales. Royalties earned on sales of the Company's products by its marketing partners for the fiscal quarter ended June 30, 1998 were $60,000 as compared to $85,000 for the third fiscal quarter ended June 30, 1997, reflecting a decline in sales since the initial launch of Feridex I.V. in Japan and the United States in 1997.

           Product sales for the third fiscal quarter ended June 30, 1998 were $170,158 compared to $394,656 for the third fiscal quarter ended June 30, 1997, primarily consisting of reorders of Feridex I.V. and GastroMARK for sale in the United States and Europe, compared to higher product sales from the initial product launch of Feridex I.V.(R) in the United States in 1997.

           Interest, dividends and gains on sales of securities resulted in revenues of $1,263,335 in the fiscal quarter ended June 30, 1998 compared to $705,324 for the fiscal quarter ended June 30, 1997. Interest, dividends and net gains on sales of securities consisted of the following:

                                      Third Quarter Ended June 30,
                                      ----------------------------
                                          1998             1997
                                          ----             ----

Interest income                        $  239,498       $242,884
Dividend income                            49,386         65,937
Net gains on sales of securities          974,451        396,503
                                       ----------       --------
Total                                  $1,263,335       $705,324
                                       ==========       ========

           There was no license fee revenue during the quarters ended June 30, 1998 and June 30, 1997.

COSTS AND EXPENSES

           The Company incurred costs of $28,947 for products sold in the third fiscal quarter ended June 30, 1998 compared to $83,436 for the third fiscal quarter ended June 30, 1997. The cost of product sales for the quarter ended June 30, 1998 was 17% of product sales compared with 21% for the quarter ended June 30, 1997. The cost of manufacturing the contrast agents has decreased due to product mix.

           Research and development expenses for the third fiscal quarter ended June 30, 1998 remained relatively consistent at $1,988,802 compared to $2,040,380 for third fiscal quarter ended June 30, 1997. Selling, general and administrative expenses were $978,713 for third fiscal quarter ended June 30, 1998 compared to $271,818 for the third fiscal quarter ended June 30, 1997. The increase of $706,895 during the third fiscal quarter 1998 was primarily related to the inclusion of costs from Kalisto, increased legal expenses and costs associated with a flood of the research and development laboratory in June 1998.

           Other income of $264,800 was recognized during the third fiscal quarter ended June 30, 1997 due to an insurance settlement.

INCOME TAXES

           There were no income tax provisions for the fiscal quarters ended June 30, 1998 and June 30, 1997 due to operating losses for both periods. A tax refund of $379,022 was received during the three-month period ended June 30, 1997.

EARNINGS

           For the reasons stated above, there was a net loss of $1,462,332 or $(0.22) per share for the quarter ended June 30, 1998 compared to a net loss of $566,832 or $(0.08) per share for the fiscal quarter ended June 30, 1997. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" which requires disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share for all periods presented. Adoption of this statement has not affected the amounts presented in either quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1997

REVENUES

           Total revenues for the nine-month period ended June 30, 1998 were $4,846,507 compared to $9,587,480 for the nine-month period ended June 30, 1997.

           There were no license fee revenues for the nine-month period ended June 30, 1998 compared to license fee revenues of $5,500,000 for the nine-month period ended June 30, 1997. The Company received a non-refundable $5,000,000 license fee on October 15, 1996 from Berlex Laboratories, Inc. ("Berlex") as a result of Berlex's market launch of the Company's Feridex I.V. (R) MRI contrast agent in the United States. The Company also received approval from the FDA for GastroMARK(R) on December 6, 1996 and received a milestone payment of $500,000 from its marketing partner Mallinckrodt, Inc.

           Royalties for the nine-month period ended June 30, 1998 were $800,000 compared with royalties of $305,904 for the nine-month period ended June 30, 1997. The increase in royalties is associated with the product launch of Feridex I.V. in Japan.

           Product sales for the nine-month period ended June 30, 1998 were $794,182 compared to $1,270,911 for the nine-month period ended June 30, 1997. Sales during the period ended June 30, 1997 were higher because of the product launch of Feridex I.V. in the United States.

           Interest, dividends and gains and losses on sales of securities resulted in revenues of $3,252,325 for the nine-month period ended June 30, 1998 compared to $2,510,665 for the nine-month period ended June 30, 1997. The increase compared to the nine-month period ended June 30, 1997 reflects the increase of $1,058,445 in gains on sales of securities offset by a decrease of $244,831 in interest income associated with the maturities of U.S. Treasury Notes and a decrease of $71,954 in dividend income due to a reduction in dividend bearing securities.

COSTS AND EXPENSES

           The cost of product sales for the nine-month period ended June 30, 1998 was $138,265 compared to $259,771 for the nine-month period ended June 30, 1997. The decrease in cost of sales reflects the decrease in product sales during the period. The cost of product sales for the nine-month period ended June 30, 1998 was 17.4% of product sales compared with 20% for the nine-month period ended June 30, 1997. The cost of product sales, as a percentage of product sales, decreased because of the lower cost of manufacturing contrast agents due to product mix.

           Research and development expenses for the nine-month period ended June 30, 1998 were $6,406,973 compared to $6,293,656 for the same period in 1997. The increase was due primarily to the inclusion of research and development costs associated with Kalisto in fiscal 1998. Selling, general and administrative expenses increased to $2,784,029 for the nine-month period ended June 30, 1998 from $1,062,028 for the nine-month period ended June 30, 1997. The increase was due to the inclusion of expenses for Kalisto in fiscal 1998, increased legal expenses and costs associated with a flood of the research and development laboratory in June of 1998.

           Other income of $264,800 was recognized during the third fiscal quarter ended June 30, 1997 due to an insurance settlement.

INCOME TAXES

           There was no income tax provision for the nine-month period ended June 30, 1998 due to an operating loss for the period. There was no income tax provision for the nine-month period ended June 30, 1997 due to a net operating loss carry-forward for the period. A tax refund of $379,022 was received during the nine-month period ended June 30, 1997.

EARNINGS

           For the reasons stated above, there was a net loss of $4,288,582 or $(0.64) basic and diluted earnings per share for the nine-month period ended June 30, 1998 compared to net income for the nine-month period ended June 30, 1997 of $2,615,847 or $0.38 diluted earnings per share and $0.39 basic earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 1998, the Company's cash and cash equivalents totaled $10,996,383 compared to $10,724,740 at September 30, 1997. In addition, the Company had marketable securities of $21,427,974 at June 30, 1998 compared to $27,365,765 on September 30, 1997. Net cash used in operating activities was $6,945,951 in the nine-month period ended June 30, 1998 compared to net cash provided by operating activities of $1,656,673 in the nine-month period ended June 30, 1997. Cash provided by investing activities was $7,184,186 for the nine-month period ended June 30, 1998 compared to $10,676,479 used in investing activities in the nine-month period ended June 30, 1997. Cash provided by investing activities in the nine-month period ended June 30, 1998 included the proceeds of $8,993,685 from the sale of marketable securities and $5,000,000 from the maturing of a U.S. Treasury Note. Offsetting these proceeds was the purchase of marketable securities of $6,317,477 in the nine-month period ended June 30, 1998. Cash provided by financing activities in the nine-month period ended June 30, 1998 was $33,408 compared to $760,157 used in financing activities in the nine-month period ended June 30, 1997. Cash used in financing activities in the nine-month period ended June 30, 1998 included $156,349 for the purchase of the Company's stock on the open market. In November 1997, the Board of Directors authorized the purchase of up to an additional 250,000 shares of the Company's common stock on the open market, from time to time, at prevailing market prices.

           Capital expenditures in the nine-month period ended June 30, 1998 were $436,687 compared to $235,628 in the nine-month period ended June 30, 1997. This reflects a continuing upgrade to existing property, plant and equipment and purchases to support the research facilities of Kalisto.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

           The Financial Accounting Standards Board ("FASB") issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company believes the implementation of SFAS 130 will not impact net loss from operations.

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

           In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

PART II.        OTHER INFORMATION

       ITEM 1.       LEGAL PROCEEDINGS

                The Company and certain of its officers were sued in David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment and unfair trade practices that were dismissed by the United States Court for the District of Massachusetts in David D. Stark, M.D
v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Civil Action No. 92-12157-WGY, as well as a new count alleging tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts.

                The Company and certain of its officers were sued in David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman, and Lee Josephson, Civil Action No. 98-2097, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims for misappropriation of trade secrets, conversion, negligent misrepresentation and misrepresentation that were dismissed on March 31, 1998 by the Federal Court in the above-mentioned action. The Superior Court consolidated the two State Court actions, and entered final judgement in the consolidated action on June 29, 1998. The Superior Court dismissed as time barred Plaintiff's consolidated claims for misappropriation of trade secrets, conversion and negligent misrepresentation. The Superior Court also dismissed the plaintiff's claim for tortious interference with contractual or advantageous relations and claim for unjust enrichment. In addition, the Superior Court dismissed with prejudice and without right of appeal plaintiff's claims for breach of contract, breach of good faith and fair dealing, breach of implied contract and misrepresentation. On July 28, 1998, the plaintiff filed a notice of appeal to the Massachusetts Appeals Court. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. There can be no assurance, however, that the Company will be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on the Company's business, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

                Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than August 24, 1998. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders is November 7, 1998. The Company may exercise its discretionary voting authority to direct the voting of proxies on any matter submitted for a vote at the annual meeting of stockholders if notice concerning proposal of such matter was not received prior to November 7, 1998. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   Exhibit 27.1        Financial Data Schedule (EDGAR filing only)

           The Company did not file any current reports on Form 8-K during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ADVANCED MAGNETICS, INC.


Date    August 14, 1998         By  /s/Jerome Goldstein
      ----------------------       --------------------------------------------
                                   Jerome Goldstein, Treasurer
                                   and Chairman of the Board of Directors

Date    August 14, 1998         By  /s/James A. Matheson
      ----------------------       --------------------------------------------
                                   James A. Matheson, Vice President
                                   and Principal Accounting Officer