Form 10-K405
period 1998-09-30
ADVANCED MAGNETICS INC
filed 1998-12-23
CIK 792977

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO ______________.

                         COMMISSION FILE NUMBER 0-14732

                            ADVANCED MAGNETICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       04-2742593
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

              61 MOONEY STREET                                     02138
          CAMBRIDGE, MASSACHUSETTS                               (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 497-2070

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
        COMMON STOCK, PAR VALUE $.01 PER SHARE, AMERICAN STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 7, 1998, there were 6,767,660 shares of the registrant's Common Stock, $.01 par value per share, outstanding. The aggregate market value of the registrant's voting stock held by nonaffiliates as of December 7, 1998 was approximately $52,971,628.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING OF STOCKHOLDERS, SCHEDULED TO BE HELD ON FEBRUARY 2, 1999, ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

================================================================================

                                     PART I

ITEM 1.  BUSINESS:

COMPANY OVERVIEW

     Advanced Magnetics, Inc., a Delaware corporation ("Advanced Magnetics" or the "Company"), develops, manufactures and markets organ-specific contrast agents to improve the diagnostic capabilities of soft tissue magnetic resonance imaging ("MRI") scans. Sales of the Company's liver contrast agent, Feridex I.V.(R), have commenced in Europe, Japan, the United States, Argentina, South Korea and Israel. The product is approved and awaiting market launch in China. Sales of the Company's oral contrast agent GastroMARK(R), used for marking of the bowel in MRI procedures, have commenced in Europe and the United States. With respect to Combidex(R), the Company's contrast agent for the liver, spleen and lymphatic system, the Company has completed Phase III trials in the United States for imaging liver lesions and has completed patient enrollment in Phase III trials for lymph node imaging. The Company hopes to submit a New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for both indications in 1999. The Company's veterinary diagnostics subsidiary, Kalisto Biologicals, Inc. ("Kalisto"), launched its lead product: the Endochek Plus(TM) blood chemistry analyzer in July 1998. The Endochek Plus has 23 individual tests and 9 panels available that are designed specifically for in-house veterinary testing.

     MRI is a diagnostic imaging technique that is used to identify internal abnormalities and changes in structure. Contrast agents increase the usefulness of MRI by allowing radiologists to differentiate structures and organs with greater diagnostic confidence. The Company believes that MRI studies of the liver and lymph nodes produced with contrast agents provide more diagnostic information and permit the identification of smaller abnormalities than images produced by MRI studies without contrast agents or images produced by contrast enhanced computed tomography ("CECT"). As a result, MRI contrast agents frequently allow for more accurate diagnosis and monitoring of treatment results and may be a cost-effective way to assess medical treatments and to improve patient outcomes. Currently, the primary use of MRI is for studies of the central nervous system. The Company believes that the development of effective contrast agents should increase the use of MRI as a diagnostic imaging technique and should allow MRI to be used for a wider range of applications, in turn generating additional demand for MRI contrast agents.

     Feridex I.V. is the first organ-specific MRI contrast agent designed specifically for the liver and is marketed in the United States, Europe, Japan, Argentina, South Korea and Israel. The liver and the lymphatic system are among the principal sites for metastasis of many common cancers (including colon, prostate and breast cancer). CECT is currently the primary imaging technique used to confirm a preliminary or suspected diagnosis of liver cancer. With respect to the lymphatic system, there are no effective imaging techniques currently available. An MRI contrast agent that localizes to and causes contrast enhancement of the lymph nodes, such as the Combidex product the Company has under development, could allow for more accurate disease diagnosis and monitoring of treatment results. The Company believes that GastroMARK, because it enhances the contrast between the bowel and other abdominal structures, may increase the use of MRI as an imaging technology for the abdomen.

     To facilitate the marketing and distribution of its contrast agents, the Company has entered into strategic relationships with certain established pharmaceutical companies. These strategic partners, both in the United States and abroad, include: (i) Guerbet S.A. ("Guerbet"), a leading European producer of contrast agents, in Western Europe and Brazil; (ii) Eiken Chemical Co., Ltd., ("Eiken"), one of Japan's leading medical diagnostics manufacturers, in Japan;
(iii) Berlex Laboratories, Inc. ("Berlex"), the leading U.S. marketer of MRI contrast agents, in the United States; and (iv) Mallinckrodt Inc. ("Mallinckrodt"), a leading manufacturer of contrast agents, in the United States, Canada and Mexico.

     The Company's expertise in organ-specific technology has provided it with biopharmaceutical opportunities beyond its core MRI contrast agent products. This research and development interest led the Company to enter into a research agreement with the University of Minnesota in July 1998. Under the agreement, Advanced Magnetics will sponsor research at the University of Minnesota over a period of three years to develop a family of drug candidates with anti-viral or anti-tumor characteristics.

     The Company is constantly evaluating new technology in an effort to identify possible opportunities to supplement internal research and development efforts. As part of these efforts, in March 1998, the Company entered into a licensing and marketing agreement with privately-held Andaris Ltd. ("Andaris") of Nottingham, England for the development and marketing rights to the Quantison(TM) ultrasound contrast agent for the assessment of coronary artery disease. Under the terms of the agreement, Advanced Magnetics will assume responsibilities for North American development and commercialization of Quantison subsequent to Andaris achieving certain development and performance milestones.

     The Company was incorporated in Delaware in November 1981. The Company's principal offices are located at 61 Mooney Street, Cambridge, Massachusetts 02138, and its telephone number is (617) 497-2070.

MRI CONTRAST AGENTS

  Overview

     Diagnostic Imaging. Diagnostic imaging is generally a non-invasive method to visualize internal structures, abnormalities or anatomical changes in order to diagnose disease and injury. Today, the most widely accepted imaging techniques include x-rays, ultrasound, nuclear medicine, Computerized Tomography ("CT") and MRI. Since the introduction of x-rays, doctors have sought increasingly accurate and detailed non-invasive visualization of soft tissue. For example, diagnostic imaging frequently is used to determine whether a cancer has metastasized and to assist physicians in determining whether a treated cancer has shrunk or recurred and the locations of such metastatic tumors. In addition, diagnostic imaging is used in the diagnosis of disease and injury conditions affecting the cardiovascular and central nervous systems and certain joints, such as the knee and shoulder. The choice of diagnostic imaging technique to be used in any particular circumstance depends upon a variety of factors, including the particular disease or condition to be studied, image quality, availability of imaging machines, availability of contrast agents and cost. There is no imaging technique that is considered superior to all others for most or all applications.

     Contrast agents play a significant role in improving the quality of diagnostic images by increasing contrast between different internal structures or types of tissues in various disease states and medical conditions of interest. The availability of effective contrast agents often determines the choice of imaging technique for a particular procedure. Consequently, contrast agents, which are administered intravenously or orally, are widely used when available. Currently available imaging techniques can be of limited usefulness in visualizing certain soft-tissue structures. For example, clinically useful diagnostic imaging of small lesions in lymph nodes, a common site of metastasis for some frequently occurring cancers such as breast cancer, is not currently available because, the Company believes, there are no effective contrast agents for differentiating cancerous lymph nodes from other nodes.

     Magnetic Resonance Imaging. Introduced in the 1980's, MRI is the diagnostic imaging technique of choice for the central nervous system and is widely used for the imaging of ligaments and tendons. MRI, which represents the first major advance in imaging since the advent of CT scanning, provides high-quality spatial resolution and does not use radiation. In MRI procedures, the patient is placed within the core of a large magnet where radio frequency signals are transmitted into the patient's body. The interaction of the radio frequency signal with the patient's body produces signals that are processed by a computer to create cross-sectional images. The primary application of MRI contrast agents currently marketed in the United States is for imaging the central nervous system.

  Technology

     Advanced Magnetics' core imaging agent technology is based on the characteristic properties of extremely small, polysaccharide-coated superparamagnetic iron oxide particles. The Company's core competency is the ability to design such particles for particular applications and manufacture the particles in controlled sizes. The superparamagnetic particles range in size from approximately one-thousandth to one-twentieth the size of a normal red blood cell. When placed in a magnetic field, superparamagnetic iron oxide particles become strongly magnetic, but do not retain their magnetism once the field is removed. Once inside the targeted organ or area of study, the powerful magnetic properties of the Company's iron oxide particles result in images that show greater soft tissue contrast to increase the information available to the reviewing radiologist. The Company's technology and expertise enable it to synthesize, sterilize and stabilize superparamagnetic particles in a manner necessary for their use in pharmaceutical products such as MRI contrast agents to aid in the diagnosis of cancer and other diseases. The Company's rights to its contrast agent technology are derived from and protected by license agreements, patents, patent applications and trade secrets. See "Patents and Trade Secrets."

  Products

     The following table summarizes potential applications, marketing partners and current U.S. and foreign status for each of the Company's MRI contrast agent products.

                          ADVANCED MAGNETICS' PRODUCTS

PRODUCT                  APPLICATIONS     MARKETING PARTNERS  UNITED STATES STATUS   FOREIGN STATUS
-------                  ------------     ------------------  --------------------   --------------
Feridex I.V.           Diagnosis of       Berlex (United      Approved and          Approved and
                       liver lesions.     States), Eiken      marketed.             marketed in
                                          (Japan), Guerbet                          Japan, in most
                                          (Western Europe                           European
                                          and Brazil),                              countries,
                                          Temis-Lostalo                             Argentina, Israel
                                          (Argentina),                              and South Korea.
                                          TaeJoon
                                          Pharmaceuticals
                                          (South Korea),
                                          Discotrade
                                          (Israel),
                                          Pharmagenesis
                                          (China and
                                          Taiwan).

Combidex               Diagnosis of       Guerbet (Western    U.S. Phase III        European Phase
                       lesions of the     Europe and          liver/spleen trials   III clinical
                       liver and spleen   Brazil).            completed. Patient    trails for
                       and lymphatic                          enrollment in Phase   lymphatic imaging
                       system imaging.                        III clinical trials   currently
                                                              for lymph nodes       underway to be
                                                              completed. NDA        completed in
                                                              anticipated in 1999.  1999. CPMP filing
                                                                                    anticipated 1999.

GastroMARK             Marking of the     Guerbet (Western    Approved and          Approved and
                       bowel in           Europe and          marketed.             marketed in many
                       abdominal          Brazil),                                  European
                       imaging.           Mallinckrodt                              countries,
                                          (United States,                           including France.
                                          Canada and                                Approved in
                                          Mexico).                                  Canada.

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

     Combidex. The Company believes that Combidex will be useful in diagnostic imaging of the liver, spleen and lymph nodes. Lymph nodes are frequently sites for metastases of different types of cancer, particularly breast cancer and prostate cancer, and efficient imaging of lymph nodes could play a major role in determining appropriate courses of treatment. There are currently no available non-invasive methods for distinguishing between lymph nodes enlarged by tumorous infiltration as opposed to inflammation. Since CT and MRI without contrast agents, the only imaging modalities currently used for imaging lymph nodes, cannot distinguish between inflamed nodes and cancerous nodes, the current practice is to assume that enlarged nodes are cancerous and to perform a biopsy to establish their true status. Nodes less than one centimeter in size are assumed to be normal. The Company believes that Combidex will enable doctors using MRI to distinguish between cancerous and non-cancerous lymph nodes, irrespective of node size, because its accumulation in normal lymph node tissue permits differentiation between normal and tumor-infiltrated nodes. The Company also believes that Combidex can be used to identify tumors in the liver and spleen because tumors generally are hypovascular when compared to surrounding tissues.

     The Company has completed Phase III studies using Combidex to image the liver. Patient enrollment in Phase III trials using Combidex to image lymph nodes has been completed. The Company expects to file an NDA for both indications in 1999.

     Of the approximately 655 patients and subjects who were administered Combidex during its product development, one suffered an allergic reaction and died in January 1996. There can be no assurance that this death or any subsequent death that might occur during future clinical trials for this product would not have an adverse effect on the Company's ability to continue clinical trials or obtain regulatory approvals for Combidex or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Product Liability Insurance" and "Certain Factors That May Affect Future Results -- Potential Product Liability; Uncertainties Related to Insurance."

     The Company has granted exclusive rights to market and sell Combidex in Western Europe and Brazil to Guerbet. See "Licensing and Marketing Arrangements."

     Feridex I.V. The liver is a principal site for metastasis of primary cancer originating in other parts of the body, particularly cancer of the colon, a common cancer in the United States. Diagnosis of metastasis at an early stage can be difficult because small tumors are frequently not accompanied by detectable physical symptoms. Identification of metastatic tumors in the liver has a significant impact on physicians' treatment plans for cancer. The Company believes that Feridex I.V. allows for contrast-enhanced MRI scans of liver tumors that may not be visible with CT scanning or ultrasound, the most widely used techniques for liver imaging, and that increasing numbers of liver scans will now be done using MRI instead of, or in addition to, CT scanning and ultrasound.

     Marketing of Feridex I.V. began in October 1996 by Berlex Laboratories in the United States. Berlex Laboratories is the Company's exclusive marketing partner for Feridex I.V. in the United States. Feridex I.V. was approved in August 1994 by the European Union's (the "EU") Committee for Proprietary Medicinal Products and most of the member states of the EU have since issued local approvals to market the product. Guerbet is marketing the product in Europe. In Japan, Eiken received approval for marketing the product in July 1997 and received pricing approval in September 1997. Feridex I.V. was launched in Japan in September 1997 through Eiken's affiliate Tanabe Seiyaku, Ltd. See "Licensing and Marketing Arrangements."

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

     In April 1997, the Company's marketing partner Mallinckrodt launched GastroMARK in the United States. The Company has licensed the manufacturing and marketing rights to GastroMARK on an exclusive basis to Guerbet in Western Europe and Brazil. During 1993, Guerbet received initial marketing approval for the product in several European countries, including France. See "Licensing and Marketing Arrangements."

  Licensing and Marketing Arrangements

     BERLEX. In February 1995, the Company entered into a license and marketing agreement and a supply agreement with Berlex, granting Berlex exclusive marketing rights to Feridex I.V. in the United States.

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

     EIKEN. In 1988, the Company entered into a manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right to manufacture and distribute Feridex I.V. in Japan. Eiken completed all the clinical trials for Feridex I.V. and, in 1997 secured the necessary regulatory approval in Japan. Under the terms of the agreement, Eiken paid the Company a license fee of $1,500,000. In addition, Eiken pays royalties based upon sales. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals are obtained.

     In 1990, the Company entered into a manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right in Japan to manufacture and distribute GastroMARK and Combidex. In addition, for a period of 180 days after the Company files an IND for any future Advanced Magnetics MRI contrast agents, Eiken has the right of first refusal to manufacture and distribute such product in Japan. Upon execution of this agreement, Eiken paid the Company a license fee of $1,000,000. Additionally, Eiken agreed to pay the Company royalties on sales of all products sold by Eiken under the agreement. The agreement is perpetual but terminable upon specified events such as nonperformance, insolvency or assignment without consent. Due to market conditions in Japan, Eiken has decided not to market GastroMARK.

     GUERBET. In 1987, the Company entered into a supply and distribution agreement with Guerbet. Under this agreement, Guerbet has been appointed the exclusive distributor of Feridex I.V. in Western Europe (under the tradename Endorem(TM)) and Brazil. Guerbet is responsible for conducting clinical trials and securing the necessary regulatory approvals in the countries in its territory. Guerbet paid the Company license fees and is required to pay royalties based on sales. The Company is entitled to receive an additional percentage of Guerbet's sales in return for selling to Guerbet its requirements for the active ingredient used in Endorem. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals are obtained in France.

     In 1989, the Company entered into a second supply and distribution agreement with Guerbet granting Guerbet an exclusive right in Western Europe (under the tradename Lumirem(TM)) and Brazil to manufacture and sell GastroMARK and any future Advanced Magnetics MRI contrast agents that Guerbet decides to market, including Combidex. Under the terms of this second distribution agreement, Guerbet paid the Company a license fee in 1989. In addition, Guerbet will pay the Company both royalties and a percentage of net sales as the purchase price for the active ingredient. The Company is required to sell to Guerbet its requirements for the active ingredient used in the contrast agents. The agreement is perpetual but terminable upon specified events such as nonperformance, insolvency or assignment without consent.

     MALLINCKRODT. In 1990, the Company entered into a manufacturing and distribution agreement for GastroMARK with Mallinckrodt Medical, Inc. Under this agreement, Mallinckrodt received the exclusive right to manufacture and co-market GastroMARK in the United States, Canada and Mexico. The Company may also sell the product through its own direct sales personnel. Mallinckrodt has paid $1,350,000 under the terms of the agreement and paid $500,000 on FDA approval of the NDA. Additionally, the Company will receive royalties based on Mallinckrodt's GastroMARK sales and a percentage of sales for supplying the active ingredient. The agreement is perpetual but terminable upon specified events such as nonperformance, insolvency or assignment without consent.

     SQUIBB DIAGNOSTICS. In 1991, the Company entered into agreements with Squibb Diagnostics, a division of Bristol-Myers Squibb Co. ("Squibb Diagnostics") covering certain technology and the manufacturing and marketing of certain contrast agents including Combidex, which agreements have been terminated. Under agreements returning the products and technology rights to Advanced Magnetics, the Company is obligated to pay Squibb Diagnostics up to a maximum of $2,750,000 in royalties in connection with future product sales of Combidex.

  Manufacturing and Supply Arrangements

     The Company's Cambridge, Massachusetts facility is registered with the FDA and is subject to "current Good Manufacturing Practices" (cGMP) as prescribed by the FDA. The Company currently manufactures Feridex I.V. bulk product for sale to Guerbet, manufactures Feridex I.V. finished product for sale to Berlex and GastroMARK bulk product for sale to Guerbet and Mallinckrodt. The Company also manufactures Combidex for pre-clinical and clinical testing. The Company expects to utilize contract manufacturers from time to time if appropriate.

  Patents and Trade Secrets

     The Company considers the protection of its technology to be material to its business. The Company's policy is to aggressively protect its competitive technology position by a variety of means, including applying for patents in the United States and in appropriate foreign countries. The Company has been granted 26 United States patents and has several patent applications pending. The Company has filed counterpart patent applications in several foreign countries. In addition, the Company is a party to various license agreements, including nonexclusive cross-licensing arrangements covering certain MRI imaging technology with Nycomed Imaging A.S. of Oslo, Norway ("Nycomed") and Schering AG ("Schering"). The Company's proprietary position depends in part on these licenses, and termination of the licenses for any reason could have a material adverse effect on the Company by limiting or prohibiting the commercial sale of its products. Although the Company believes that further patents will be issued on pending applications, no assurance to this effect can be given.

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

     The Company also intends to rely on its trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain and develop its competitive position. Although the Company seeks to protect its proprietary information, there can be no assurance that others will not independently develop the same or similar information, design around the patents, obtain unauthorized access to the Company's proprietary information or misuse information to which the Company has granted access. Litigation may be necessary to enforce any patents issued to the Company or to determine the scope of proprietary rights belonging to others in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition

     The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change. The Company expects competition in the development of new MRI contrast agents and alternative imaging modalities to increase substantially. Certain companies, including the Company's collaborators, which have greater human and financial resources dedicated to product development and clinical testing than the Company, are developing MRI contrast agents. The Company's collaborators are not restricted from developing and marketing competing products and as a result of certain cross license agreements among the Company and certain of its competitors (including one of its collaborators), the Company's competitors will be able to utilize certain of the Company's technology in the development of competing products. The Company may not be able to compete successfully with these companies.

     The Company believes that its ability to compete successfully in the MRI contrast agent market will continue to depend on a number of factors including the development of safe and efficacious products, timely receipt of regulatory approvals, product manufacturing at commercially competitive costs and compelling product positioning relative to its competition. In addition, the Company's MRI contrast agents represent a relatively new approach to imaging certain organs and anatomical regions for which market acceptance of both MRI as an appropriate technique for such organs or anatomical regions and the Company's products as part of such imaging is critical to the success of its contrast agent products. Although the Company believes that its contrast agents will offer advantages over competing MRI, CT, X-ray or nuclear medicine contrast agents, there may not be greater acceptance of its products over other contrast agents. In addition, to the extent that other diagnostic techniques such as CT, X-ray and nuclear medicine may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI could have an adverse effect on the demand for the Company's contrast agent products. The Company's products may not present a compelling value proposition and the Company may not be able to successfully develop efficacious products, obtain timely regulatory approvals, manufacture new products at commercially competitive costs, gain satisfactory market acceptance or otherwise successfully compete in the future.

     There are several MRI contrast agents for imaging lesions of the liver on the market and in various phases of human testing in the United States and abroad. Schering has two products in development, Resovist, a carboxydextran superparamagnetic iron oxide formulation, and Eovist, a chelated gadolinium compound. The Company believes that Schering has filed for European approval of Resovist and that Eovist has completed Phase II trials in Europe. Schering has completed Phase III studies of Resovist in the United States. The Company does not know the status of Resovist or Eovist in Japan. Nycomed has received marketing approval in the United States and Europe for its MnDPDP product Teslascan for MRI of liver lesions. The Company believes that Bracco S.p.A. has filed for marketing approval in Europe for Gadolinium BOPTA, a chelated gadolinium compound for MR imaging of liver lesions.

     In the area of oral contrast agents, Pharmacyclics, Inc. filed an NDA in late 1995 for GADOLITE, its gadolinium-based product candidate which is not expected to reach the market before 1999. Bracco S.p.A has received marketing approval in the United States for Lumenhance, its liposomal encapsulated oral manganese compound. In October 1997, the FDA approved Ferriselz(R), an oral MRI agent from Oncomenbrane Inc. It is not known how they are planning to market these products. These competitive products or other products developed by the Company's competitors may be more effective than any products developed by the Company or render the Company's technology obsolete. In addition, further technological and product developments may make other imaging modalities more competitive.

     Many of these companies, as well as other imaging companies, have substantially greater capital, research and development, manufacturing and marketing resources and experience than the Company and represent significant competition for Advanced Magnetics. Such companies may succeed in developing technologies and products that are more effective or less costly than any that may be developed by the Company and may also prove to be more successful than the Company in production and marketing. Furthermore, products developed by the Company's competitors may be more effective than any products developed by the Company or render the Company's technology obsolete.

  Government Regulation and Reimbursement

     The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for diagnostic use in humans are principally governed by FDA regulations in the United States and by comparable government regulations in foreign countries. Various federal, state and local statutes and regulations also govern or influence the research and development, manufacturing, safety, labeling, storage, record-keeping, distribution and marketing of such products. The process of completing pre-clinical and clinical testing and obtaining the approval of the FDA and similar health authorities in foreign countries to market a new drug product requires a significant number of years and the expenditure of substantial resources. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested that delay or preclude the Company or its licensees or collaborators from marketing any of the Company's products or limit the commercial use of the products could have a material adverse effect on the Company's business, financial condition and results of operations.

     The steps required by the FDA before a new human pharmaceutical product, including contrasts agents, may be marketed in the United States include: (a) pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies; (b) the submission to the FDA of a request for authorization to conduct clinical trials subject to an Investigational New Drug ("IND") exemption, to which the FDA must not object, before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (d) submission to the FDA of an NDA;
(e) approval and validation of manufacturing facilities for production of the pharmaceutical; and (f) review and approval of the NDA by the FDA before the drug product may be shipped or sold commercially.

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

     If an NDA is submitted to the FDA, there can be no assurance that such application will be reviewed and approved by the FDA in a timely manner, if at all. Among the conditions for NDA approval is the requirement that a prospective manufacturer's manufacturing procedures conform to current Good Manufacturing Practices ("cGMP") requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor's third-party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control/assurance to ensure compliance. Even after initial FDA approval has been obtained, further studies, including post-marketing studies, may be required to provide additional information. Results of such post-marketing programs may limit or expand the further marketing of the product. Even if initial marketing approval is granted, such approval may entail limitations on the indicated uses for which a product may be used and impose labeling requirements which may adversely impact the Company's ability to market its products. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, cGMP compliance. To supply product for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreements with the FDA. Failure to maintain compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company is subject to regulation under local, state and federal law regarding occupational safety, laboratory practices, handling of chemicals, environmental protection and hazardous substances control. The Company possesses a Byproduct Materials License from the Commonwealth of Massachusetts for receipt, possession, manufacturing and distribution of radioactive materials. The Company holds Registration Certificates from the United States Drug Enforcement Administration and the Commonwealth of Massachusetts Department of Public Health for handling controlled substances. The Company is registered with the United States Environmental Protection Agency ("EPA") as a generator of hazardous waste. All hazardous waste disposal must be made in accordance with EPA and Commonwealth of Massachusetts requirements. The Company is subject to the regulations of the Occupational Safety and Health Act and has in effect a safety program to assure compliance with these regulations.

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

  Major Customers

     One customer, Guerbet S.A., accounted for 15% of total revenues in fiscal 1998. No other customer accounted for more than 10% of total revenues in fiscal 1998.

  Employees

     As of December 7, 1998, the Company had approximately 62 full-time employees, 52 of whom were engaged in research and development. In addition, there were 13 employees at the Company's subsidiary Kalisto. The Company's success depends in part on its ability to recruit and retain talented and trained scientific personnel. The Company has been successful to date in obtaining such personnel, but there can be no assurance that such success will continue.

     None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be excellent.

  Foreign Operations

     The Company has no foreign operations. Revenues in fiscal 1998, 1997 and 1996, from customers and licensees outside of the United States, principally in Europe, amounted to 26%, 6% and 3%, respectively, of the Company's total revenues on a consolidated basis.

  Product Liability Insurance

     The use of any of the Company's potential products in clinical trials and the sale of any approved products may expose the Company to liability claims resulting from the use of products or product candidates. These claims might be made by customers (including corporate partners), clinical trial subjects, patients, pharmaceutical companies or others. The Company maintains product liability insurance coverage for claims arising from the use of its products whether in clinical trials or FDA-approved commercial usage. However, coverage is becoming increasingly expensive and no assurance can be given that the Company will be able to maintain insurance at a reasonable cost. There can be no assurance that the Company's insurance will provide sufficient amounts to protect the Company against losses due to liability that could have a material adverse effect on the Company's business, financial conditions and results of operations. The Company maintains product liability insurance covering the sale of its products approved for commercial marketing but there can be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future or that insurance coverage and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. A product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations, whether or not the plaintiffs in such claims ultimately prevail.

  Research and Development

     The Company is committed to internal research and development as a method of producing new products, improving existing products and growing revenues. The Company spent $8,961,796, $9,304,327 and $9,671,897 in each of the last three fiscal years respectively on research and development.

  Veterinary Diagnostics Subsidiary

     Kalisto Biologicals is engaged in the development, manufacture and marketing of diagnostic products for the veterinary market. Kalisto's lead product, the Endochek Plus(TM) chemistry analyzer, is an easy-to-use, point-of-care system that provides veterinarians the ability to perform in-house laboratory testing cost effectively. The Endochek Plus system was launched in July 1998 and has a full menu of assays for veterinary use consisting of 23 tests and 9 test panels. The Endochek Plus consists of a spectrophotometer Kalisto purchases on an OEM basis combined with proprietary software the Company has developed in-house. The reagents consist of liquid chemistries and Enzyme Immunoassay (ELISA) technology in a microwell format.

     Veterinary Laboratory Diagnostics Market. Sales in the veterinary laboratory diagnostics market in 1997 were estimated to be approximately $400 million with an annual growth rate of 10%. There are an estimated 27,000 animal clinics/hospitals in the United States, with approximately 50,000 veterinarians. In-house chemistry testing may allow veterinary practitioners to profitably provide additional value-added services. As was the case in the human diagnostics market, there is a growing trend towards point-of-care testing in the animal health care market. The primary driver of this trend is the level of care pet owners expect from their veterinarians. Veterinary care expectations are often equivalent to the level of care pet owners expect for themselves.

     Sales and Marketing. Kalisto markets its products through a combination of distributors, independent sales representatives and its own sales force. The Company currently has four sales people and two independent sales representatives. In addition, the Company has established a distributor relationship with VEDCO, the leading independent distributor group within the U.S. veterinary market. The VEDCO group comprises twelve independent distribution companies with approximately 200 sales representatives covering the entire United States.

     Competition. There are several companies currently providing point-of-care systems for use in the veterinary laboratory diagnostics market. The industry is dominated by IDEXX Laboratories, Inc. ("IDEXX"), with total sales of approximately $263 million in 1997. IDEXX's closest direct competitor, Synbiotics Corp., had 1997 sales of approximately $23 million. Other competitors include Abaxis, Heska and several of the human diagnostics companies.

ITEM 2.  PROPERTIES:

     The Company's principal pharmaceutical manufacturing and research and development operations are located in a modern Company-owned building of approximately 25,000 square feet in Cambridge, Massachusetts. The Company has leased two additional premises in Cambridge of approximately 18,000 total square feet to be used for manufacturing, warehousing and executive office space. One lease expires on October 31,

2000 and the other lease expires on November 30, 2000. In addition, the Company has leased premises of approximately 5,200 square feet in Princeton, New Jersey used by the Company's clinical development group as a general business, sales and administrative office. This lease expires on September 30, 2003. Kalisto Biologicals, Inc. has committed to approximately 12,000 Square feet of space through October 31, 2002. The Company believes these facilities are adequate for its current and anticipated short-term needs and that it will be able to enter into lease extensions or to lease comparable space, if necessary. However, the acquisition and required regulatory approvals for additional pharmaceutical manufacturing space can be time consuming and expensive. There is no assurance that if the Company desired to expand its manufacturing capacity it would be able to do so on a timely basis, if at all.

ITEM 3.  LEGAL PROCEEDINGS:

     The Company and certain of its officers were sued in an action entitled David D. Stark, M.D. v. Advanced Magnetics. Inc., Jerome Goldstein, Ernest V. Groman, and Lee Josephson, Civil Action No. 92-12157-WGY, in the United States District Court for the District of Massachusetts on September 3, 1992. The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on certain of the Company's patents and on pending applications, and seeks injunctive relief and unspecified damages. In addition, the complaint also alleges state law claims for breach of contract, breach of good faith and fair dealing, breach of implied contract, misappropriation of trade secrets, conversion, negligent misrepresentation, misrepresentation, unjust enrichment and unfair trade practices. The District Court has stayed this federal action pending resolution of an appeal in the State Court of summary judgment in the Company's favor as well as resolution of a jurisdictional issue. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. There can be no assurance, however, that the Company will be able to defend successfully this action and the failure by the Company to prevail for any reason could have an adverse effect on the Company's future business, financial condition and results of operations.

     The Company and certain of its officers were sued in David D. Stark, M.D.
v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment and unfair trade practices that were originally dismissed by, but later remanded to, the Federal Court in the above-mentioned action, as well as a new count alleging tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. The plaintiff's contract claims have been dismissed with prejudice and final judgment was entered against the plaintiff. The plaintiff filed an appeal in David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Appeal No. 98-P-1749 in the Massachusetts Appeals Court, docketed on September 21, 1998. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. There can be no assurance, however, that the Company will be able to defend successfully this action and the failure by the Company to prevail for any reason could have an adverse effect on the Company's future business, financial condition and results of operations.

     The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled Advanced Magnetics, Inc. v. Sanofi Pharmaceuticals, Inc. and Sanofi SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. Sanofi Pharmaceuticals, Inc. also filed a motion to dismiss the Company's tortious interference claim, which the Court denied on July 3, 1998. On October 26, 1998, the Company served a motion for partial summary judgment which, among other things, requests judgment in its favor on all of Sanofi Pharmaceuticals, Inc.'s counterclaims. The Court has scheduled a December 18, 1998 hearing date for the Company's motion for partial summary judgment. On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On November 23, 1998, Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. While the final outcome of these claims and counterclaims cannot be determined, the Company will pursue its claims vigorously, and believes that the Sanofi Pharmaceuticals, Inc. counterclaims are without merit and intends to defend them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT:

     JEROME GOLDSTEIN, 59, is a founder of the Company and has been Chief Executive Officer, Chairman of the Board of Directors and Treasurer since the Company's organization in November 1981. He also serves as Chairman of the Board of Directors of the Company's subsidiary Kalisto Biologicals. Mr. Goldstein was a co-founder of Clinical Assays, Inc., serving from 1972 to 1980 as Vice President and then as President. Mr. Goldstein is the brother of Leslie Goldstein, a director of the Company, and husband of Marlene Kaplan Goldstein, secretary.

     LEONARD M. BAUM, 45, joined the Company in October 1994 as Senior Vice President and has been President and Chief Operating Officer since May 1997. From 1986 to September 1994, Mr. Baum was employed as Senior Director, Worldwide Regulatory Affairs/Drug Safety by Squibb Diagnostics. Mr. Baum is also a member of the Board of Directors of Advanced Magnetics and of the Company's subsidiary Kalisto Biologicals.

     ERNEST V. GROMAN, 53, is a co-founder of the Company and has been Senior Vice President -- Research since June 1997. From 1994 to 1997, he was Director of Exploratory Research and from 1981 to 1994 he was a Senior Scientist of the Company.

     PAULA M. JACOBS, 54, joined the Company in January 1986 as Vice
President -- Development. From 1981 to 1986, Dr. Jacobs was employed at Seragen, Inc., first as Production Manager and later as General Manager of the Research Products Division.

     DENNIS LAWLER, 44, joined the Company in February 1989 as Director of Quality Control and has been Vice President -- Quality Control since January 1997. Prior to February 1989, Mr. Lawler was employed at CIS-US, first as Senior Quality Control Analyst, then as Production Manager and finally as Plant Manager.

     JEROME M. LEWIS, 49, joined the Company in April 1986 as a Senior Scientist and has been Vice President -- Scientific Operations since February 1991. Prior to April 1986, Dr. Lewis was employed as a senior scientist by Petroferm Ltd., a biotechnology company.

     MARIA A. LUCAS, 37, joined the Company in September 1994 as Director of Operations and has been Vice President of Clinical Information since January 1998. Prior to September 1994, Ms. Lucas was employed at Squibb Diagnostics as Senior Manager, Diagnostics Data Management.

     JAMES A. MATHESON, 54, joined the Company in May 1996 as Vice
President -- Finance. Prior to May, 1996, Mr. Matheson was Controller of Diatech Diagnostics, Inc.

     MARIE R. MORRIS, 46, joined the Company in September 1994 as Director, Clinical Affairs and has been Vice President of Clinical Affairs since January 1998. Prior to September 1994, Ms. Morris was employed at Squibb Diagnostics, as Manager, Clinical Operations Research.

     MARK C. ROESSEL, 48, joined the Company in January 1982 as Director of Regulatory Affairs and has been Vice President -- Regulatory Affairs since January 1995. Prior to January 1982, Mr. Roessel was Compliance Manager of the Clinical Assay Division of Baxter International, Inc.

     MARLENE KAPLAN GOLDSTEIN is a founder of the Company and has been Secretary of the Company since the Company's organization in November 1981.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

     The Company's common stock is listed on the American Stock Exchange under the symbol AVM.

     The table below sets forth the high and low sales price of the Company's common stock on the American Stock Exchange for the fiscal quarters of 1998 and 1997.

                                                                FISCAL QUARTER
                                                      ----------------------------------
                                                      FIRST    SECOND    THIRD    FOURTH
                                                      -----    ------    -----    ------
1998 High..........................................   10 1/2   13 5/16   13 3/8   12
  Low..............................................    8 1/2    8 7/8    10 5/16   6 3/8
1997 High..........................................   17 5/8   19 1/2    13 3/4   12 5/16
  Low..............................................   14 1/2   12 3/4    10 1/2   10

     On December 7, 1998 there were approximately 300 shareholders of record. The Company believes that the number of beneficial holders of common stock exceeds 2,600. The last reported sale price of the common stock on December 7, 1998 was $8.625 per share. The Company has never declared or paid a cash dividend on its capital stock.

ITEM 6.  SELECTED FINANCIAL DATA:

     The selected financial data set forth below has been derived from the audited financial statements of the Company. This information should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein.

                                                                         FOR THE YEARS ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------------------
                                                            1998          1997          1996          1995          1994
                                                         -----------   -----------   -----------   -----------   ----------
Statement of Operations Data:
Revenues:
  License fees.........................................  $        --   $ 5,500,000   $        --   $ 5,000,000   $5,505,000
  Royalties............................................      980,542       363,445        50,000       189,493       15,924
  Product sales........................................    1,399,871     1,580,357        12,762     2,120,457      280,975
  Contract research and development....................      399,897        62,920         6,810            --           --
  Interest, dividends and net gains and losses on sales
    of securities......................................    3,623,836     3,495,049     1,761,450     2,287,311    1,845,005
                                                         -----------   -----------   -----------   -----------   ----------
        Total revenues.................................    6,404,146    11,001,771     1,831,022     9,597,261    7,646,904
Costs and Expenses:
  Cost of product sales................................      237,945       311,678         2,550       425,187       54,983
  Contract research & development expenses.............        6,514         8,815            --            --           --
  Company-sponsored research and development
    expenses...........................................    8,961,796     9,304,327     9,671,897     8,601,791    6,621,929
  Charge (credit) for purchase of in-process research
    and development*...................................           --            --            --      (380,000)     760,000
  Selling, general & administrative expenses...........    3,701,410     1,437,599     1,871,568     1,759,348    1,963,480
                                                         -----------   -----------   -----------   -----------   ----------
        Total cost and expenses........................   12,907,665    11,062,419    11,546,015    10,406,326    9,400,392
Other Income:
  Other income.........................................           --       264,800            --            --           --
Gain on sale of in vitro product line**................           --            --            --     3,404,527    2,649,580
                                                         -----------   -----------   -----------   -----------   ----------
Income (loss) before provision for income taxes,
  minority shareholder interest and cumulative effect
  of accounting change.................................   (6,503,519)      204,152    (9,714,993)    2,595,462      896,092
Minority shareholder interest in subsidiary............     (194,178)           --            --            --           --
Income tax (benefit) provision.........................           --      (379,022)           --       400,000        8,000
                                                         -----------   -----------   -----------   -----------   ----------
Income (loss) before cumulative effect of accounting
  change...............................................   (6,309,341)      583,174    (9,714,993)    2,195,462      888,092
Cumulative effect of accounting change.................           --            --            --       117,540           --
                                                         -----------   -----------   -----------   -----------   ----------
Net income (loss)......................................  $(6,309,341)  $   583,174   $(9,714,993)  $ 2,313,002   $  888,092
                                                         ===========   ===========   ===========   ===========   ==========
Net income (loss) per share before cumulative effect of
  accounting change....................................  $     (0.93)  $      0.09   $     (1.44)  $      0.32   $     0.13
Cumulative effect of accounting change.................           --            --            --          0.02           --
                                                         -----------   -----------   -----------   -----------   ----------
Basic and diluted income (loss) per share..............  $     (0.93)  $      0.09   $     (1.44)  $      0.34   $     0.13
                                                         ===========   ===========   ===========   ===========   ==========
Weighted average shares outstanding:
  Basic................................................    6,752,863     6,744,946     6,762,748     6,730,315    6,690,500
  Diluted..............................................    6,752,863     6,813,984     6,762,748     6,870,839    6,806,525
                                                         -----------   -----------   -----------   -----------   ----------

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

** On October 15, 1993, the Company sold its in vitro product line to PerSeptive
   Biosystems, Inc.

                                                                                  AT SEPTEMBER 30
                                                        -------------------------------------------------------------------
                                                           1998          1997          1996          1995          1994
                                                        -----------   -----------   -----------   -----------   -----------
Balance sheet data:
Working capital.......................................  $27,278,502   $37,422,235   $33,605,818   $41,985,100   $38,891,406
                                                        -----------   -----------   -----------   -----------   -----------
        Total assets..................................  $34,114,708   $44,976,181   $41,066,373   $50,843,222   $46,672,700
                                                        -----------   -----------   -----------   -----------   -----------
Stockholders' equity..................................  $32,919,398   $43,423,058   $40,132,545   $49,071,072   $45,451,475

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

     Since its inception in November 1981, Advanced Magnetics, Inc., (the "Company") has focused its efforts on developing its core superparamagnetic iron oxide particle technology to develop magnetic resonance imaging ("MRI") contrast agents. In October 1997, the Company acquired 80.7% of the issued and outstanding capital stock of Kalisto Biologicals, Inc., ("Kalisto"), an early-stage company that develops, manufactures and markets diagnostic products for the veterinary market. The Company has funded its operations with cash from license fees from corporate partners, royalties, sales of its products, fees from contract research performed for third parties, the proceeds of financings and income earned on invested cash. The Company's success in the market for diagnostic and therapeutic products will depend, in part, on the Company's ability to successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and retain key employees; and successfully respond to technological and other changes in the marketplace.

     The Company's operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: the timing of payments from corporate partners and research grants; the introduction of new products by the Company; the timing and size of orders from the Company's customers; and the acceptance of the Company's products. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and there can be no assurance that the Company will achieve profitability or that revenue growth can be sustained in the future.

     A substantial portion of the Company's expenses consists of research and development expenses. The Company expects its research and development expenses to stay about the same as it works on new products such as Quantison and the development of any additional contrast agents or therapeutic products that result from the Company's other research.

RESULTS OF OPERATIONS

  Fiscal 1998 Compared to Fiscal 1997

     Revenues

     Total revenues for the fiscal year ended September 30, 1998 were $6,404,146 compared to $11,001,771 for the fiscal year ended September 30, 1997.

     There were no license fee revenues for the fiscal year ended September 30, 1998 and $5,500,000 in license fee revenues for the fiscal year ended September 30, 1997. The Company received a non-refundable milestone payment of $5,000,000 in October 1996 from Berlex Laboratories, Inc. ("Berlex"), as a result of Berlex's market launch of Feridex I.V. in the United States, under an agreement (the "Berlex Agreement") granting Berlex a product license and exclusive marketing rights to the Company's Feridex I.V. MRI contrast agent in the United States. The Company received a non-refundable milestone payment of $500,000 in December 1996 from Mallinckrodt Inc. ("Mallinckrodt") as a result of the FDA's marketing approval of GastroMARK under an agreement (the "Mallinckrodt Agreement") granting Mallinckrodt a product license and co-marketing rights to the Company's GastroMARK MRI contrast agent in North America.

     Royalties for the fiscal year ended September 30, 1998 were $980,542 as compared to $363,445 in fiscal 1997. Increased royalties in fiscal 1998 reflect initiation of product sales in Japan of the Company's Feridex I.V. liver MRI contrast agent by Eiken Chemical Co., Ltd. ("Eiken"); increased product sales in the United States of Feridex I.V. by Berlex, increased product sales in North America of GastroMARK oral MRI contrast agent by Mallinckrodt as well as increased product sales in Europe by Guerbet S.A. ("Guerbet") of Feridex I.V.(under the trade name Endorem) and GastroMARK (under the trade name Lumirem) as compared to fiscal 1997.

     Product sales for the fiscal year ended September 30, 1998 were $1,399,871 compared to $1,580,357 for the fiscal year ended September 30, 1997. These results reflect substantial shipments in fiscal 1997 to Berlex to support the Feridex I.V. launch offset in part by an increase in shipments to Guerbet during fiscal 1998 as compared to fiscal 1997. Product sales in fiscal 1998 included $220,853 in product sales from the Endochek Plus blood chemistry analyzer for veterinary use launched by the Company's subsidiary Kalisto Biologicals.

     Contract research and development revenues were $399,897 during the fiscal year ended September 30, 1998 compared with $62,920 in the fiscal year ended September 30, 1997. The increase in fiscal year 1998 reflects the reimbursement of certain development costs of approximately $370,000 under the Berlex Agreement.

     Interest, dividends and gains and losses on sales of securities resulted in revenues of $3,623,836 for the fiscal year ended September 30, 1998 compared to $3,495,049, for the fiscal year ended September 30, 1997. The increase was primarily due to a net gain on sales of securities of $2,473,826 for the fiscal year ended September 30, 1998 compared to a net gain of $1,867,350 for the fiscal year ended September 30, 1997. Interest income for the fiscal year ended September 30, 1998 was $978,546 compared to $1,385,670 for the fiscal year ended September 30, 1997. Dividend income of $171,464 for the year ended September 30, 1998 was $ 70,565 less than the $242,029 for the fiscal year ended September 30, 1997.

     Costs and Expenses

     The cost of product sales for the fiscal year ended September 30, 1998 was $237,945 compared to $311,678 for the fiscal year ended September 30, 1997. The cost of product sales for the fiscal year ended September 30, 1998 related to the launch of the Endochek Plus system, a veterinary blood chemistry analyzer, by Kalisto and the cost of contrast agent sales. The cost of product sales for fiscal 1998 was 17% of product sales and for fiscal 1997 was 20% of product sales. This change is attributable to changes in product mix and the introduction of the Endochek Plus system.

     Research and development expenses for the fiscal year ended September 30, 1998 were $8,961,796, a decrease of 4% compared to $9,304,327 for the fiscal year ended September 30, 1997. The decrease was primarily attributable to a reduction in direct, company-sponsored research and development programs and an increase in collaborative research partnerships. The decreases were partially offset by $555,408 in R&D expenditures at Kalisto. The Company expects that expenditures for research and development for fiscal 1999 will continue at present levels.

     Selling, general and administrative expenses for the fiscal year ended September 30, 1998 were $3,701,410, an increase of $2,263,811 from $1,437,599 for the fiscal year ended September 30, 1997. The increase is attributable to the addition of Kalisto and increases in legal expenses.

     Income Taxes

     There was no income tax provision for the fiscal year ended September 30, 1998 due to a net operating loss. There was an income tax benefit for the fiscal year ended September 30, 1997 resulting from payments from the Internal Revenue Service for contingent refunds.

     Earnings

     In the fiscal year ended September 30, 1998, the Company recorded a net loss of ($6,309,341), or ($0.93) per share. In the fiscal year ended September 30, 1997, the Company recorded a net profit of $583,174, or $0.09 per share.

RESULTS OF OPERATIONS

  Fiscal 1997 Compared to Fiscal 1996

     Revenues

     Total revenues for the fiscal year ended September 30, 1997 were $11,001,771 compared to $1,831,022 for the fiscal year ended September 30, 1996.

     There were license fee revenues for the fiscal year ended September 30, 1997 of $5,500,000 and none for the fiscal year ended September 30, 1996. The Company received a non-refundable milestone payment of $5,000,000 in October 1996 from Berlex as a result of Berlex's market launch of Feridex I.V. in the United States, under the Berlex Agreement granting Berlex a product license and exclusive marketing rights to the Company's Feridex I.V. MRI contrast agent in the United States. The Company received a non-refundable milestone payment of $500,000 in December 1996 from Mallinckrodt as a result of the FDA's marketing approval of GastroMARK under the Mallinckrodt Agreement granting Mallinckrodt a product license and co-marketing rights to the Company's GastroMARK MRI contrast agent in North America.

     Royalties for the fiscal year ended September 30, 1997 were $363,445 as compared to $50,000 in fiscal 1996. Royalties in fiscal 1997 reflect product sales in the United States of the Company's Feridex I.V. liver MRI contrast agent by Berlex and product sales in North America of GastroMARK oral MRI contrast agent by Mallinckrodt as well as increased product sales in Europe by Guerbet of Feridex I.V. (under the trade name Endorem) and GastroMARK (under the trade name Lumirem) as compared to fiscal 1996.

     Product sales for the fiscal year ended September 30, 1997 were $1,580,357 compared to $12,762 for the fiscal year ended September 30, 1996 which resulted primarily from the initial product launch by Berlex in the United States of Feridex I.V. and by Mallinckrodt in North America of GastroMARK in the 1997 fiscal year.

     Interest, dividends and gains and losses on sales of securities resulted in revenues of $3,495,049 for the fiscal year ended September 30, 1997 compared to $1,761,450 for the fiscal year ended September 30, 1996.

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

     Research and development expenses for the fiscal year ended September 30, 1997 were $9,304,327, a decrease of 4% compared to $9,671,897 for the fiscal year ended September 30, 1996. The decrease was primarily attributable to reduced staffing. The Company made payments during fiscal 1997 of $800,000 in accordance with its agreements to license technology from a third party based on the achievement of certain milestones.

     Selling, general and administrative expenses for the fiscal year ended September 30, 1997 were $1,437,599, a decrease of 23% from $1,871,568 for the fiscal year ended September 30, 1996. The decrease was primarily attributable to the write-off of expenses in fiscal 1996 associated with a proposed, but later terminated, public offering of the Company's common stock.

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

     Earnings

     In the fiscal year ended September 30, 1997, the Company recorded a net profit of $583,174, or $0.09 per share. In the fiscal year ended September 30, 1996, the Company recorded a net loss of ($9,714,993), or ($1.44) per share.

     Liquidity and Capital Resources

     At September 30, 1998, the Company's cash and cash equivalents totaled $7,704,245, compared with $10,724,740 at September 30, 1997. In addition, the Company had marketable securities of $19,096,942 at September 30, 1998 as compared to $27,365,765 on September 30, 1997. Net cash used in operating activities was $8,981,704 in the fiscal year ended September 30, 1998 compared to net cash used in operating activities of $202,281 in the fiscal year ended September 30, 1997, an increase of $8,779,423. The increase in cash used in operating activities was due primarily to a net loss of $6,309,341 for the year ended September 30, 1998, compared with a net profit of $583,174 in the fiscal year ended September 30, 1997. Cash provided by investing activities was $5,927,801 for the fiscal year ended September 30, 1998 compared to $803,333 provided by investing activities in the fiscal year ended September 30, 1997. Cash provided by investing activities in the fiscal year ended September 30, 1998 included the investment of $7,426,189 in marketable securities, offset by $5,000,000 from maturing United States Treasury notes and $8,993,685 from the sale of marketable securities. Cash used in investing activities in the fiscal year ended September 30, 1997 included the purchase of marketable securities of $20,380,048. Proceeds from United States Treasury notes maturing was $12,500,000 and proceeds from the sale of marketable securities was $9,270,016 in the fiscal year ended September 30, 1997. Cash provided by financing activities was $33,408 for the fiscal year ended September 30, 1998 and included proceeds of $189,757 from the issuances of common stock offset by the purchase of 16,800 shares of the Company's common stock on the open market for $156,349. In the fiscal year ended September 30, 1997 cash used in financing activities was $682,154 mainly due to the purchase of treasury stock in the open market for $861,599. In May 1996, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock on the open market at prevailing market prices. This authorization was extended in November 1997.

     Capital expenditures in the fiscal year ended September 30, 1998 were $584,360 compared to $533,590 in the fiscal year ended September 30, 1997. The capital expenditures in both years continued the Company's efforts to upgrade laboratory and production equipment. The Company has no current commitment for any significant expenditures on property, plant and equipment, including purchases related to the Year 2000 compliance issue. The Company expects that expenditures for research and development for fiscal 1999 will continue at present levels.

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

     Impact of Recently Issued Accounting Pronouncements

     The FASB recently issued Statement No 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company believes the implementation of SFAS 130 may have a material impact on comprehensive income.

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

     Certain Factors That May Affect Future Results

     The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-K that are not historical facts (including, but not limited to statements contained in this Item 7 relating to liquidity and capital resources and the Year 2000 issue) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

     Early Stage of Product Commercialization; Uncertainty of Product Development. The Company has not generated significant revenues from the sale of its products. Feridex I.V. and GastroMARK are still relatively new to the market and represent a new technology platform for physicians to adopt. In addition, Kalisto has only recently introduced its Endochek Plus product. While the Company has completed human clinical testing of Combidex, this product and the Company's other product candidates may require significant additional research and development efforts, including extensive human clinical testing, prior to submission of any regulatory application for commercial sale of such products. Such products are not expected to be commercially available for several years, if at all. The development of new pharmaceutical products is highly uncertain and the Company's development programs may not be completed successfully, required regulatory approvals may not be obtained on a timely basis, if at all, and products, including Combidex, Feridex I.V. or GastroMARK, may not be commercially successful.

     The Company's long term viability and growth will depend on the successful commercialization of Feridex I.V., GastroMARK and other products resulting from its research activities. If any of the Company's development programs are not completed successfully, required regulatory approvals are not obtained or products for which approvals are obtained are not commercially successful, the Company's business, financial condition and results of operations could be materially adversely affected.

     Need for Future Funding; Uncertainty of Access to Capital. The Company has expended and will continue to expend substantial funds to complete the research, development, clinical trials, regulatory approvals and other activities through final commercialization of its products. It is possible that the Company may need additional financing to satisfy its capital and operating requirements relating to the development, manufacturing and marketing of its products. The Company may seek such financing through arrangements with collaborative partners and through public or private sales of the Company's securities, including equity securities. The Company may not be able to obtain financing on acceptable terms, if at all. Any additional equity financings could be dilutive to the Company's stockholders. If adequate additional funds are not available, the Company may be required to curtail significantly one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its products and product candidates on terms that it might otherwise find unacceptable.

     Government Regulation; Regulatory Approval. Prior to marketing, every product candidate must undergo an extensive regulatory approval process in the United States and in every country in which the Company intends to test and market its product candidates and products. This regulatory process includes testing and clinical trials of each product candidate to demonstrate safety and efficacy and can require many years and the expenditure of substantial resources in the United States and in foreign countries in which approval is sought. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval or foreign regulatory approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays and related costs in obtaining regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has received approval in the United States and in certain foreign countries to market Feridex I.V. and GastroMARK, the Company may not be able to obtain further regulatory approvals for any products developed by the Company. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay and may preclude the Company or its licensees or other collaborators from marketing the Company's products or limit the commercial use of the products and could have a material adverse effect on the Company's business, financial condition and results of operations.

     Regulatory approvals may entail limitations on the indicated uses of such products and impose labeling requirements which may adversely impact the Company's ability to market its products. Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing regulatory review. Noncompliance with regulatory requirements of the approval process at any stage may result in various adverse consequences, including the FDA's or a foreign regulatory agency's delay in approving, or its refusal to approve, a product, withdrawal of an approved product from the market or, under certain circumstances, the imposition of criminal penalties. Any such adverse consequences could have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainties Relating to Clinical Trials; Technological
Uncertainty. Before obtaining regulatory approvals for the commercial sale of any of its contrast agents or other product candidates, the Company must demonstrate through extensive preclinical testing and human clinical trials that the product is safe and efficacious. The results from preclinical testing and early clinical trials of products under development by the Company may not be predictive of results obtained in subsequent clinical trials. Clinical trials are often conducted with patients in the most advanced stages of disease. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to the product being tested, but which can nevertheless adversely affect clinical trial results or approvals by the FDA or foreign regulatory agencies. Clinical testing of a pharmaceutical product is itself subject to approvals by various governmental regulatory authorities. Advanced Magnetics may not be permitted by regulatory authorities to commence or continue clinical trials. Any delays in, or termination of, the Company's clinical trial efforts could have a material adverse effect on the Company's business, financial condition and results of operations.

     Many of the Company's products are subject to technological uncertainty. Only two of the Company's products, Feridex I.V. and GastroMARK, have been approved for sale in the United States. The Company's MRI contrast agents may cause adverse reactions, including death, in certain persons under certain conditions. These factors may adversely affect the development or commercialization of the Company's products.

     Dependence on Collaborative Relationships. The Company's strategy for the development and commercialization of its contrast agent product candidates has been, to date, to enter into strategic alliances with various corporate partners, licensees, and other collaborators. In some cases, the Company may be dependent upon these collaborators to conduct preclinical and clinical testing, to obtain regulatory approvals and to manufacture and market products. The Company may not derive any revenues or profits from these activities and the Company may not be able to enter into future collaborative relationships even if it desires to do so. If any of the Company's collaborators breaches its agreement with the Company or otherwise fails to perform, such event could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition and Risk of Technological Obsolescence. The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change. The Company has many competitors, many of which have substantially greater capital and other resources than the Company and represent significant competition for Advanced Magnetics. Such companies may succeed in developing technologies and products that are more effective or less costly than any that may be developed by the Company, and such companies may be more successful than the Company in developing, manufacturing and marketing products. In addition, the Company's MRI contrast agents represent a relatively new approach to imaging certain organs, and market acceptance of both MRI as an appropriate imaging technique for such organs and the Company's products as contrast agents is critical to the Company's ability to compete successfully. The Company may not be able to compete successfully in the future. Developments by others may render the Company's products or product candidates or technologies obsolete or noncompetitive. The Company's collaborators or customers may choose to use competing technologies or products.

     Uncertainty Regarding Patents and Proprietary Rights. The patent positions of pharmaceutical and biopharmaceutical firms, including Advanced Magnetics, are generally uncertain and involve complex legal and factual questions. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biopharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company may not be successful or timely in obtaining any such patents. The breadth of the claims obtained may not provide significant protection of the Company's technology and the degree of protection afforded by patents for licensed technologies or for future discoveries may not be adequate to protect the Company's proprietary technology. Moreover, patents issued to Advanced Magnetics may be contested, invalidated or circumvented. Future patent interferences involving patents of either the Company or its licensors may have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, claims of infringement or violation of the proprietary rights of others may be asserted against the Company. If Advanced Magnetics is required to defend against such claims or to protect its own proprietary rights against others, the Company may incur substantial costs which could have a material adverse effect on the Company's business, financial condition and results of operations.

     In the future, Advanced Magnetics may be required to obtain additional licenses to patents or other proprietary rights of others. Such licenses may not be available on acceptable terms, if at all. The failure to obtain such licenses could result in delays in marketing the Company's products or the inability to proceed with the development, manufacturing or sale of product candidates requiring such licenses. In addition, the termination of any of the Company's existing licensing arrangements could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees and consultants. These agreements may be breached and the Company may not have adequate remedies for any such breach. The Company's trade secrets may become known or independently discovered by its competitors. In addition, the Company cannot be certain that others will not independently develop substantially equivalent or superceding proprietary technology, or that an equivalent product will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights.

     Uncertainty of Third-Party Reimbursement. In both the United States and foreign markets, the Company's ability to commercialize its products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to reform the health care system. Significant uncertainty exists as to the reimbursement status of both newly-approved health care products and products used for indications not approved by the FDA. Currently, in the United States there is no established reimbursement policy for the Company's approved products. If adequate reimbursement levels are not established and maintained by government and/or other third-party payors for the Company's products and related treatments, the Company's business, financial condition and results of operations may be materially adversely affected.

     Limited Manufacturing Experience and Capacity. Advanced Magnetics has limited experience in manufacturing contrast agents in commercial quantities. Currently, the Company manufactures bulk Feridex I.V. product for sale by Guerbet, Feridex I.V. finished product and GastroMARK bulk product in its Massachusetts facilities. These facilities are subject to current Good Manufacturing Practices ("cGMP") regulations prescribed by the FDA. The Company is subject to the risk that it may not be able to continue to operate at commercial scale in compliance with the cGMP regulations. Failure to operate in compliance with such cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company is dependent on contract manufacturers for the production of certain of its product candidates. In the event that the Company is unable to obtain or retain manufacturing for its product candidates, it will not be able to develop and commercialize its products as planned. The Company may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements or that such manufacturer will be able to deliver required quantities of product that conform to specifications in a timely manner.

     Lack of Marketing and Sales History. Advanced Magnetics has limited experience in marketing and selling its current products and product candidates and currently relies on its corporate partners to market and sell Feridex I.V. and GastroMARK. In order to achieve commercial success for any product approved by the FDA for which the Company does not have a marketing partner, Advanced Magnetics may have to develop a marketing and sales force or enter into arrangements with others to market and sell its products. Advanced Magnetics may not be successful in attracting and retaining qualified marketing and sales personnel and may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all. Furthermore, Advanced Magnetics or its corporate partners may not be successful in marketing and selling the Company's products.

     Potential Product Liability; Uncertainties Related to Insurance. The use of any of the Company's product candidates in clinical trials and the sale of any approved products may expose the Company to liability claims resulting from the use of products or product candidates. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials and commercial use. However, coverage is becoming increasingly expensive and the Company may not be able to maintain insurance at a reasonable cost. Furthermore, the Company's insurance may not provide sufficient coverage amounts to protect the Company against losses due to liability that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company presently maintains product liability insurance covering the sale of Feridex I.V. and GastroMARK, but the Company may not be able to obtain commercially reasonable product liability insurance for any product presently being marketed or for any product approved for marketing in the future. Insurance coverage and the resources of the Company may not be sufficient to satisfy any liability resulting from product liability claims. A product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations, whether or not the plaintiffs in such claims ultimately prevail.

     Attraction and Retention of Key Employees. Because of the specialized nature of its business, Advanced Magnetics is highly dependent on its ability to attract and retain qualified scientific and technical personnel for the research and development activities conducted or sponsored by the Company. In addition, the Company is substantially dependent upon Jerome Goldstein, its Chairman of the Board and Chief Executive Officer, and upon Leonard Baum, its President and Chief Operating Officer. The loss of Mr. Goldstein, Mr. Baum or certain other key executive officers could be detrimental to the Company. Furthermore, the Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing, marketing and sales, and veterinary diagnostics, may require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and the Company may not be able to continue to attract and retain the qualified personnel necessary for the development of its business. The failure to attract and retain such personnel or to develop such expertise could adversely affect the Company's business, financial condition and results of operations.

     Volatility of Common Stock Price. The market prices for securities of biopharmaceutical and pharmaceutical companies, including the Company, have historically been highly volatile. Fluctuations in operating results may cause the market price of the Company's Common Stock to be volatile. In addition, the market prices for securities of biopharmaceutical and pharmaceutical companies have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Various factors and events, including announcements by the Company or its competitors concerning technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, public concern regarding the safety of drugs developed by the Company or others, may have a significant impact on the market price of the Company's Common Stock.

     Year 2000 Readiness Disclosure Statement

     The widely publicized Year 2000 issue arose because many existing computer programs use only the last two digits to define the applicable year. As a result, such computer programs may misinterpret "00" as the year 1900 rather than the year 2000. The consequences of such a misinterpretation could range from a simple miscalculation to a system failure that might cause a disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Since computer and microprocessor use is so widespread, the issue has become a societal concern, the potential impact of which is not yet known.

     Under the auspices of the Audit Committee, the Company is assessing its exposure to potential disruptions caused by the Year 2000 issue. In the first phase of its readiness investigation, the Company identified its Clinical Data Network (which tracks and analyzes the results of product trials in support of FDA approvals) and its accounting system as mission-critical components that required protection from Year 2000-related disruption. The Company, in order to address Year 2000 concerns and as part of a general systems upgrade, has determined to replace both of these systems. The Company has obtained written confirmation that the new software applications are Year 2000 compliant. The Company expects that each of these third party applications will be installed and operational by the end of June 1999. The Company's computer hardware platforms, on which these systems run, have been confirmed as Year 2000 compliant by their manufacturers and the Company expects to have completed testing of them by the end of August 1999.

     In addition to evaluating its computer systems, the Company recognizes that the Year 2000 issue may impact machines or equipment that rely on embedded microchips. The Company has evaluated and tested such equipment used in its manufacturing facilities and believes that it does not have a material risk of disruptions in manufacturing due to a Year 2000-related failure. The Company is in the process of evaluating its non-manufacturing equipment.

     In addition to the Company's critical systems, the Company recognized that it relies on third party service providers and suppliers in the conduct of its business and that there was potential exposure to Year 2000-related business disruptions as a result. For example, third party service providers handle the payroll function for the Company, and the Company also relies on the services of telecommunication companies, banks, and utility companies, among others.

     The Company has contacted all of its significant service providers and obtained assurances that they are addressing Year 2000 issues in a prudent fashion. However, the Company, like all others, is subject to exposure to disruptions in the generic systems that all businesses and consumers rely on generally.

     The Company is currently obtaining assurances from its significant raw material suppliers that there will be no interruption of service as a result of the Year 2000 issue, and to the extent such assurances are not given, the Company intends to devise contingency plans to ameliorate the potential negative effects in the event of the unavailability of materials. The Company also intends to increase inventory levels moderately prior to December 1999 as a contingency against possible disruptions anywhere in its supply chain.

     A failure of any contingency plan developed by the Company may not prevent a business interruption caused by one or more of the Company's third party service providers or suppliers, and such a failure may have a material adverse effect on the Company. In addition, the failure on the part of the accounting systems of the Company's customers due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company. A failure of the accounting systems of a significant number of the Company's customers would have a material adverse effect on the Company.

     All expenses related to determining and addressing Year 2000 readiness have been expensed as incurred and have amounted to roughly $40,000 to date. The Company has provided $200,000 for the enhancement of its systems in its operating and capital budgets for the current fiscal year. However, if compliance efforts of which the Company is not currently aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's IT systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse impact on the Company.

     Various statements in this discussion of Year 2000 issues are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the Company's expectation, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the inability of the Company to complete the plans and modifications that it has identified, the wide variety of information systems and components, both hardware and software, that must be evaluated, the variety, number and complexity of equipment used in the Company's operations and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effect of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to both the risk of a decline in interest rates and a decline in equity markets.

     Interest Rate Risk -- The Company's investment portfolio includes debt instruments that are primarily United States government bonds of less than one year in duration. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

     Equity Market Risk -- The Company's investment portfolio includes publicly-traded stocks of domestic issuers. Assuming a decline of 10% in the market for domestic stocks generally, the Company's equity investments may be expected to decline a corresponding 10%, resulting in a hypothetical reduction of the value of the net assets of the Company (as of September 30, 1998) of approximately 3%. The use of a 10% estimate in the decline of equity securities is strictly for estimation and evaluation purposes only. The value of the Company's assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities owned by the Company.

ITEM 8.  FINANCIAL STATEMENTS:

     The Company's Financial Statements and related Report of Independent Accountants are presented in the following pages. The financial statements filed in this Item 8 are as follows:

     Report of Independent Accountants

     Financial Statements:

        Consolidated Balance Sheets -- September 30, 1998 and 1997

        Consolidated Statements of Operations -- for the years ended September 30, 1998, 1997 and 1996

        Consolidated Statements of Stockholders' Equity -- for the years ended September 30, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows -- for the years ended September 30, 1998, 1997 and 1996

        Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities -- for the years ended September 30, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................     27

Consolidated Balance Sheets -- September 30, 1998 and
  1997......................................................     28

Consolidated Statements of Operations -- for the years ended
  September 30, 1998, 1997 and 1996.........................     29

Consolidated Statements of Stockholders' Equity -- for the
  years ended September 30, 1998, 1997 and 1996.............     30

Consolidated Statements of Cash Flows -- for the years ended
  September 30, 1998, 1997 and 1996.........................     31

Reconciliation of Net Income(Loss) to Net Cash Used in
  Operating Activities -- for the years ended September 30,
  1998, 1997 and 1996.......................................     32

Notes to Consolidated Financial Statements..................     33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Advanced Magnetics, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanced Magnetics, Inc. and its subsidiary at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
November 4, 1998

                            ADVANCED MAGNETICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
                                         ASSETS
Current assets:
Cash and cash equivalents...................................  $ 7,704,245    $10,724,740
Marketable securities.......................................   19,096,942     27,365,765
Accounts receivables........................................      995,010        546,807
Inventories.................................................      448,630        113,178
Prepaid expenses............................................      228,985        224,868
                                                              -----------    -----------
          Total current assets..............................   28,473,812     38,975,358
Property, plant and equipment:
Land........................................................      360,000        360,000
Buildings...................................................    4,497,005      4,356,295
Laboratory equipment........................................    8,065,834      7,722,445
Furniture and fixtures......................................      745,560        645,299
                                                              -----------    -----------
                                                               13,668,399     13,084,039
Less -- accumulated depreciation and amortization...........   (8,331,740)    (7,332,118)
                                                              -----------    -----------
Net property, plant and equipment...........................    5,336,659      5,751,921
Other assets................................................      304,237        248,902
                                                              -----------    -----------
          Total assets......................................  $34,114,708    $44,976,181
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $   422,993    $   443,925
Accrued expenses............................................      720,266      1,059,070
Income taxes payable........................................       52,051         50,128
                                                              -----------    -----------
          Total current liabilities.........................    1,195,310      1,553,123
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
  2,000,000 shares; none issued.............................           --             --
Common stock, par value $.01 per share, authorized
  15,000,000 shares; issued and outstanding 6,767,358 shares as of September 30, 1998 and 6,740,626 shares as of
  September 30, 1997........................................       67,674         67,406
Additional paid-in capital..................................   44,277,698     44,244,558
Retained earnings (deficit).................................  (12,404,643)    (6,095,302)
Net unrealized gains on marketable securities...............      978,669      5,206,396
                                                              -----------    -----------
          Total stockholders' equity........................   32,919,398     43,423,058
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $34,114,708    $44,976,181
                                                              ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Revenues:
License fees........................................  $        --    $ 5,500,000    $        --
Royalties...........................................      980,542        363,445         50,000
Product sales.......................................    1,399,871      1,580,357         12,762
Contract research and development...................      399,897         62,920          6,810
Interest, dividends and net gains and losses on
  sales of securities...............................    3,623,836      3,495,049      1,761,450
                                                      -----------    -----------    -----------
          Total revenues............................    6,404,146     11,001,771      1,831,022
Costs and expenses:
Cost of product sales...............................      237,945        311,678          2,550
Contract research and development expenses..........        6,514          8,815             --
Company-sponsored research and development
  expenses..........................................    8,961,796      9,304,327      9,671,897
Selling, general and administrative expenses........    3,701,410      1,437,599      1,871,568
                                                      -----------    -----------    -----------
          Total cost and expenses...................   12,907,665     11,062,419     11,546,015
Other income:
  Other income......................................           --        264,800             --
                                                      -----------    -----------    -----------
Income (loss) before provision for income taxes and
  minority interest in subsidiary...................   (6,503,519)       204,152     (9,714,993)
Minority interest in subsidiary.....................     (194,178)
  Income tax (benefit) provision....................           --       (379,022)            --
                                                      -----------    -----------    -----------
Net income (loss)...................................  $(6,309,341)   $   583,174    $(9,714,993)
                                                      ===========    ===========    ===========
Basic and diluted net income (loss) per share.......  $     (0.93)   $      0.09    $     (1.44)
                                                      ===========    ===========    ===========
Weighted average shares outstanding:
  Basic.............................................    6,752,863      6,744,946      6,762,748
                                                      -----------    -----------    -----------
  Diluted...........................................    6,752,863      6,813,984      6,762,748
                                                      -----------    -----------    -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997, 1998
                                     -----------------------------------------------------------------------------
                                                                                           NET
                                                                                        UNREALIZED
                                        COMMON STOCK       ADDITIONAL      RETAINED      GAINS ON        TOTAL
                                     -------------------     PAID-IN       EARNINGS     MARKETABLE   STOCKHOLDERS'
                                      SHARES     AMOUNT      CAPITAL      (DEFICIT)     SECURITIES      EQUITY
                                     ---------   -------   -----------   ------------   ----------   -------------
Balance at September 30, 1995......  6,753,413   $67,534   $45,093,972   $  3,036,517   $  873,049    $49,071,072
Shares issued in connection with
  the exercise of stock options....     26,445       264       185,697             --           --        185,961
Shares surrendered in connection
  with the exercise of stock
  options..........................       (921)       (9)      (18,463)            --           --        (18,472)
Shares issued in connection with
  employee stock purchase plan.....      8,875        89       141,379             --           --        141,468
Common shares repurchased..........    (26,200)     (262)     (476,083)            --           --       (476,345)
Net change in unrealized gains on
  marketable securities............         --        --            --             --      943,854        943,854
Net loss...........................         --        --            --     (9,714,993)          --     (9,714,993)
                                     ---------   -------   -----------   ------------   ----------    -----------
Balance at September 30, 1996......  6,761,612   $67,616   $44,926,502   $ (6,678,476)  $1,816,903    $40,132,545
                                     =========   =======   ===========   ============   ==========    ===========
Shares issued in connection with
  the exercise of stock options....     42,450       425       271,148             --           --        271,573
Shares surrendered in connection
  with the exercise of stock
  options..........................    (13,757)     (138)     (209,289)            --           --       (209,427)
Shares issued in connection with
  employee stock purchase plan.....     11,621       116       117,183             --           --        117,299
Common shares repurchased..........    (61,300)     (613)     (860,986)            --           --       (861,599)
Net change in unrealized gains on
  marketable securities............         --        --            --             --    3,389,493      3,389,493
Net income.........................         --        --            --        583,174           --        583,174
                                     ---------   -------   -----------   ------------   ----------    -----------
Balance at September 30, 1997......  6,740,626   $67,406   $44,244,558   $ (6,095,302)  $5,206,396    $43,423,058
                                     =========   =======   ===========   ============   ==========    ===========
Shares issued in connection with
  the exercise of stock options....     39,846       399       163,456             --           --        163,855
Shares surrendered in connection
  with the exercise of stock
  options..........................     (2,190)      (22)      (28,722)            --           --        (28,744)
Shares issued in connection with
  employee stock purchase plan.....      5,876        59        54,587             --           --         54,646
Common shares repurchased..........    (16,800)     (168)     (156,181)            --           --       (156,349)
Net change in unrealized gains on
  marketable securities............         --        --            --             --   (4,227,727)    (4,227,727)
Net loss...........................         --        --            --     (6,309,341)          --     (6,309,341)
                                     ---------   -------   -----------   ------------   ----------    -----------
Balance at September 30, 1998......  6,767,358   $67,674   $44,277,698   $(12,404,643)  $  978,669    $32,919,398
                                     =========   =======   ===========   ============   ==========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                   --------------------------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
Cash flows from operating activities:
Cash received from customers.....................  $  1,637,449    $  7,043,429    $  1,330,567
Cash paid to suppliers and employees.............   (12,686,577)     (9,330,973)    (10,850,727)
Dividends and interest received..................     1,139,685       1,441,441       2,099,445
Royalties received...............................       925,817              --              --
Net proceeds from insurance settlement...........            --         264,800              --
Income taxes paid................................        (2,500)             --         (20,000)
Income tax refund................................         4,422         379,022          10,245
                                                   ------------    ------------    ------------
Net cash used in operating activities............    (8,981,704)       (202,281)     (7,430,470)

Cash flows from investing activities:
Proceeds from sales of marketable securities.....     8,993,685       9,270,016      10,733,541
Proceeds from notes and bonds maturing...........     5,000,000      12,500,000       9,499,911
Purchase of marketable securities................    (7,426,189)    (20,380,048)     (2,378,934)
Capital expenditures.............................      (584,360)       (533,590)       (466,452)
(Increase) decrease in other assets..............       (55,335)        (53,045)        (50,785)
                                                   ------------    ------------    ------------
Net cash provided by investing activities........     5,927,801         803,333      17,337,281

Cash flows from financing activities:
Proceeds from issuances of common stock, net.....       189,757         179,445         308,957
Purchase of treasury stock.......................      (156,349)       (861,599)       (476,345)
                                                   ------------    ------------    ------------
Net cash (used in) provided by financing
  activities.....................................        33,408        (682,154)       (167,388)
                                                   ------------    ------------    ------------
Net (decrease) increase in cash and cash
  equivalents....................................    (3,020,495)        (81,102)      9,739,423
Cash and cash equivalents at beginning of year...    10,724,740      10,805,842       1,066,419
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year.........  $  7,704,245    $ 10,724,740    $ 10,805,842
                                                   ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.

                      RECONCILIATION OF NET INCOME (LOSS)
                    TO NET CASH USED IN OPERATING ACTIVITIES

                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Net income (loss)...................................  $(6,309,341)   $   583,174    $(9,714,993)
                                                      -----------    -----------    -----------
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
Non-cash reduction in value of investment in
  subsidiary........................................      194,178             --             --
Minority interest in subsidiary.....................     (194,178)            --             --
Depreciation........................................      999,622      1,112,539      1,076,482
Accretion of U. S. Treasury Notes discount..........      (52,574)      (227,721)       (32,217)
(Increase) decrease in accounts receivable..........     (448,203)      (397,572)     1,637,558
(Increase) decrease in inventories..................     (335,452)        68,988       (126,599)
(Increase) decrease in prepaid expenses.............       (4,117)       (93,634)       (31,892)
(Increase) decrease in recoverable income taxes.....           --             --         90,117
Increase (decrease) in accounts payable and accrued
  expenses..........................................     (359,736)       619,295       (222,701)
Increase (decrease) in income taxes payable.........        1,923             --        (99,872)
Net realized (gains) on sales of marketable
  securities........................................   (2,473,826)    (1,867,350)        (6,353)
                                                      -----------    -----------    -----------
          Total adjustments.........................   (2,672,363)      (785,455)     2,284,523
                                                      -----------    -----------    -----------
Net cash used in operating activities...............  $(8,981,704)   $  (202,281)   $(7,430,470)
                                                      ===========    ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF ACCOUNTING POLICIES:

  Business

     Founded in November 1981, Advanced Magnetics, Inc., a Delaware Corporation (the "Company"), is a biopharmaceutical company engaged in the development and manufacture of compounds utilizing the Company's core proprietary colloidal superparamagnetic particle technology and core polysaccharide technology for magnetic resonance imaging ("MRI"). The initial products developed by the Company are diagnostic imaging agents for use in conjunction with MRI to aid in the diagnosis of cancer and other diseases.

     The Company is subject to risks common to companies in the industry including, but not limited to, development by the Company or its competitors of new technological innovations, uncertainty of product development and commercialization, lack of marketing and sales history, dependence on key personnel, market acceptance of products, product liability, dependence on information technology, protection of proprietary technology, and compliance with FDA government regulations.

  Consolidation Policy

     In October 1997, the Company acquired 80.7% of the issued and outstanding capital stock of Kalisto Biologicals, Inc., ("Kalisto"), an early-stage company that develops, manufactures and markets diagnostic products for the veterinary market. The Company wrote off $194,178 of its investment in Kalisto relating to in-process research and development as a result of this acquisition. Since the date of acquisition, the financial statements of the Company have included the accounts of Kalisto and have been adjusted by the minority shareholders' interest. The financial statements have been prepared in accordance with generally accepted accounting principles and all significant intercompany balances and transactions have been eliminated.

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

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand, money market funds and marketable securities having a maturity of less than three months at the date acquired. Substantially all of the cash and cash equivalents at September 30, 1998 and 1997 were held in a money market account.

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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. The cost of additions and improvements is recorded in the property accounts while maintenance and repairs are expensed as incurred. Upon sale or other disposition of property and equipment, the cost and related depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

  Depreciation

     Depreciation is recorded by the straight line method based on rates sufficient to provide for retirement over estimated useful lives as follows: buildings -- 40 years; laboratory equipment and furniture and fixtures -- 5 years; and leasehold improvements -- over the life of the lease.

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

  Income (Loss) per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" which requires disclosure of basic earnings per common share and diluted earnings per common share for all periods presented. The financial statement data has been restated to reflect adoption of this statement. The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. Aggregate options of 408,649 (weighted average exercise price of $11.30) and 407,645 options (weighted average exercise price of $13.86) for 1998 and 1996, respectively, have not been included in the calculation of weighted average shares since their effect would be anti-dilutive, given the net loss in both years. In 1997, aggregate options of 5,050 (weighted average exercise price of $16.98) have not been included in the calculation of weighted average shares since they were "out of the money" and their effect would be anti-dilutive.

                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                               ----------------------------------------
                                                  1998           1997          1996
                                               -----------    ----------    -----------
Numerator:
Net income (loss)............................  $(6,309,341)   $  583,174    $(9,714,993)
                                               ===========    ==========    ===========
Denominator:
Weighted average number of common shares
  issued and outstanding.....................    6,752,863     6,744,946      6,762,748
Assumed exercise of options reduced by the
  number of shares which could have been
  purchased with the proceeds of those
  options....................................           --        69,038             --
                                               -----------    ----------    -----------
Weighted average common and common equivalent
  shares.....................................    6,752,863     6,813,984      6,762,748
Basic and diluted net income (loss) per
  share......................................  $     (0.93)   $     0.09    $     (1.44)

  Reclassifications

     Certain amounts from the prior year have been reclassified to conform to the current year's presentation.

B.  MARKETABLE SECURITIES:

     The cost and fair value of the marketable securities portfolio at September 30 are as follows:

                                                          1998                          1997
                                         1998 COST     FAIR VALUE      1997 COST     FAIR VALUE
                                        -----------    -----------    -----------    -----------
U.S. government securities
  Due in one year or less.............  $ 7,484,642    $ 7,513,215    $ 5,000,000    $ 4,998,900
  Due after one through five years....           --             --      7,438,569      7,429,650
Corporate bonds.......................      482,403        582,500             --             --
Preferred stock.......................      543,003        570,000      1,557,409      1,801,260
Common stock..........................    9,608,225     10,431,227      8,163,391     13,135,955
                                        -----------    -----------    -----------    -----------
          Totals......................  $18,118,273    $19,096,942    $22,159,369    $27,365,765
                                        ===========    ===========    ===========    ===========

     At September 30, 1998, gross unrealized holding gains were $978,669. At September 30, 1997, gross unrealized holding gains and gross unrealized holding losses were $5,344,117 and $137,721 respectively, resulting in a net unrealized holding gain of $5,206,396. For the fiscal years ended September 30, 1998 and 1997, the net unrealized holding gains have been recorded as a separate component of stockholders' equity.

     During the year ended September 30, 1998, gross realized gains on the sale of marketable securities were $2,473,826. During the year ended September 30, 1997, gross realized gains and gross realized losses on the sale of marketable securities were $1,932,504 and $65,154, respectively, resulting in a net realized gain of $1,867,350. During the year ended September 30, 1996, gross realized gains and gross realized losses on the sale of marketable securities were $660,126 and $653,773, respectively, resulting in a net realized gain of $6,353. Proceeds from U.S. treasury notes maturing were $5,000,000, $12,500,000 and $9,499,911 in 1998, 1997 and 1996 respectively.

     Interest, dividends and net gains (losses) on sales of securities consist of the following:

                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Interest income................................  $  978,546    $1,385,670    $1,400,597
Dividend income................................     171,464       242,029       354,500
Net gains on sales of securities...............   2,473,826     1,867,350         6,353
                                                 ----------    ----------    ----------
          Totals...............................  $3,623,836    $3,495,049    $1,761,450
                                                 ==========    ==========    ==========

C.  INVENTORIES:

     The Company's inventories consisted entirely of raw materials of $448,630 on September 30, 1998 and $113,178 on September 30, 1997.

D.  COMMITMENTS:

     The Company leases laboratory, office and warehouse space under various agreements. Rental expense for the years ended September 30, 1998, 1997 and 1996 amounted to $572,729, $339,311, and $340,848, respectively. Future minimum lease payments for fiscal 1999, 2000, 2001, 2002 and 2003 amount to $543,921,
$561,110, $337,493, $301,823 and $164,010, respectively.

E.  ACCRUED EXPENSES:

     Accrued expenses consist of the following at September 30:

                                                         1998         1997
                                                       --------    ----------
Salaries and other compensation......................  $249,234    $  183,000
License and royalty fees.............................    29,540       497,307
Clinical trials......................................   177,722       188,288
Professional fees....................................   169,000        56,500
Other................................................    94,770       133,975
                                                       --------    ----------
          Totals.....................................  $720,266    $1,059,070
                                                       ========    ==========

F.  INCOME TAXES:

     Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

     The income tax (benefit) provision consisted of the following:

                                                    FOR THE YEARS ENDED SEPTEMBER 30,
                                                    ---------------------------------
                                                      1998        1997         1996
                                                    --------    ---------    --------
Currently payable:
  Federal.........................................  $     --    $(379,022)   $     --
  State...........................................        --           --          --
                                                    --------    ---------    --------
                                                          --     (379,022)         --
                                                    --------    ---------    --------
Deferred:
  Federal.........................................        --           --          --
  State...........................................        --           --          --
                                                    --------    ---------    --------
                                                          --           --          --
                                                    --------    ---------    --------
                                                    $     --    $(379,022)   $     --
                                                    ========    =========    ========

     The provisions for income taxes were at different rates than the U.S. statutory rates for the following reasons:

                                                         FOR THE YEARS ENDED SEPTEMBER 30,
                                                         ----------------------------------
                                                          1998          1997         1996
                                                         -------      --------      -------
U.S. federal statutory tax (benefit) rate..............   (34.0)%         34.0%      (34.0)%
Dividends received deductions..........................    (0.6)        (31.0)        (0.9)
Prior years income tax refunds.........................      --        (186.1)          --
Other, including a prior year tax adjustment...........    (0.1)         (2.6)         0.1
Losses without tax benefit.............................    34.7            --         38.2
Tax benefit of temporary differences...................      --           (--)        (3.4)
                                                          -----        ------        -----
                                                             --%       (185.7)%          --%
                                                          =====        ======        =====

     The $379,022 tax benefit recorded in fiscal 1997 is due to refunds of alternative minimum taxes paid in prior years.

     The components of the deferred tax assets and liabilities at September 30, were as follows:

                                                               1998           1997
                                                           ------------    -----------
ASSETS
  Net operating loss carryforwards.......................  $  7,645,130    $ 5,133,259
  Research and experimentation tax credit carryforward...     2,511,022      2,146,627
  Deductible intangibles.................................       111,370        121,571
  Other..................................................       248,310        226,013

LIABILITIES
  Property, plant and equipment depreciation.............      (246,347)      (329,162)
  Other..................................................       (77,245)       (55,206)
                                                           ------------    -----------
  Subtotal...............................................    10,192,240      7,243,102
  Valuation allowance....................................   (10,192,240)    (7,243,102)
                                                           ------------    -----------
Net deferred taxes.......................................  $         --    $        --
                                                           ============    ===========

     Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. Realization of favorable tax attributes is, therefore, reflected as a tax benefit in the provision for income taxes.

     At September 30, 1998, the Company had unused net operating loss (NOL) carryforwards for federal income tax purposes of approximately $18,950,000 which expire in fiscal 2018. The Company also has federal research and experimentation credits of approximately $2,190,000 which expire in fiscal 2013.

G.  STOCK PLANS:

     The Company's 1993 Stock Plan (the "1993 Stock Plan") provides for the grant of options to the Company's directors, officers, employees and consultants to purchase up to an aggregate of 500,000 shares of common stock at a price equal to the fair market value of the stock at the date of the grant. The maximum term of the options under the 1993 Stock Plan is ten years. The number of shares available for future grants at September 30, 1998 was 125,875.

     The Company's 1983 Stock Option Plan (the "1983 Plan") does not allow for option grants after June 1993. The 1983 Plan provided for the grant of options to purchase up to 900,000 shares of common stock at a price equal to the fair market value of the stock at the date of grant to the Company's employees and mandatory grants to outside directors upon initial election to the Board of Directors. The maximum terms of incentive stock options and non-statutory options under the 1983 Plan are ten years and ten years plus thirty days, respectively.

     The Company has also granted to certain scientific advisors non-statutory options to purchase a total of 32,625 shares of common stock at a price equal to fair market value at the date of grant. As of September 30, 1998, 29,625 options have been exercised.

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

     During the fiscal year ended September 30, 1997, the Company's Board of Directors approved the exchange of stock options by the Company's employees and directors at the fair market value of the stock at the effective date of the exchange. This provided for the cancellation of any unexercised stock options and the reissuance of an equal number of stock options at the new price, with 50% of any previously vested options vesting immediately. The stock options cancelled were originally issued under the 1983 and 1993 Stock Option Plans and the 1992 and 1993 Non-Employee Director Stock Option Plans and were reissued under the 1993 Stock Option Plan. 236,825 options under the 1983 and 1993 Stock Plans were exchanged effective on July 3, 1997 at an exercise price of $11.50. 110,000 options under the 1992 and 1993 Non-Employee Director Stock Option Plans were exchanged effective on August 5, 1997 at an exercise price of $11.125.

     The Company adopted the disclosure provision of SFAS 123, "Accounting for Stock-Based Compensation" ("FAS123") in 1997 and has applied APB opinion 25 and related interpretations in accounting for its Plans.

     Stock option activity for the years ended September 30, 1998, 1997 and 1996 is as follows:

                                                 1998                 1997                  1996
                                          ------------------   -------------------   ------------------
                                                    WEIGHTED              WEIGHTED             WEIGHTED
                                                    AVERAGE               AVERAGE              AVERAGE
                                                    EXERCISE              EXERCISE             EXERCISE
                                          SHARES     PRICE      SHARES     PRICE     SHARES     PRICE
                                          -------   --------   --------   --------   -------   --------
Outstanding at beginning of year........  460,195    $10.73     407,645    $13.86    426,315    $13.29
Granted.................................   13,500    $11.88     475,825    $12.17     14,500    $21.37
Exercised...............................  (39,846)   $ 4.11     (42,450)   $ 6.40    (26,445)   $ 7.03
Cancelled...............................  (25,200)   $12.58    (380,825)   $16.45     (6,725)   $20.56
                                          -------    ------    --------    ------    -------    ------
Outstanding at end of year..............  408,649    $11.30     460,195    $ 0.66    407,645    $13.86
                                          -------    ------    --------    ------    -------    ------
Options exercisable at year-end.........  135,392    $11.04      98,070    $ 8.01    252,626    $11.82
                                          =======    ======    ========    ======    =======    ======
Weighted average fair value of options
  granted during the year...............    $6.16                 $5.63                $9.84
                                          =======              ========              =======

     The fair value of each option granted during 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of 7.1 years in 1998 and 6.0 years in 1997 and 1996 (2) expected volatility of 37.5% in 1998 and 36% in 1997 and 1996 (3) risk-free interest rate of 6.34% in 1998 and 6.2% in 1997 and 1996 and (4) no dividend yield.

     The following table summarizes information about stock options outstanding and exercisable at September 30, 1998:

                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                 ------------------------------------------   ----------------------
                                                   WEIGHTED                 WEIGHTED
                                   WEIGHTED        AVERAGE                  AVERAGE
   RANGE OF        NUMBER      AVERAGE REMAINING   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE     PRICE     EXERCISABLE    PRICE
---------------  -----------   -----------------   --------   -----------   --------
$ 6.50 - $10.49     15,337            1.3           $ 7.48       15,337      $ 7.48
$10.50 - $12.24    393,312            8.3           $11.45      120,055      $11.50
---------------    -------            ---           ------      -------      ------
$ 6.50 - $12.24    408,649            8.0           $11.30      135,392      $11.04
                   =======            ===           ======      =======      ======

  Employee Stock Purchase Plan:

     The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") provides for the issuance of up to 150,000 shares of common stock to employees of the Company. Under the terms of the Purchase Plan, eligible employees may purchase shares in five annual offerings ending in 2002, through payroll deductions of up to a maximum of 10% of the employee's earnings, at a price equal to the lower of 85% of the fair market value of the stock on the applicable annual offering commencement date of June 1 or termination date of May 31. The first offering under the Purchase Plan ended on May 31, 1998 and 5,876 shares of common stock were purchased by eligible employees at a price of approximately $9.30 per share. As of September 30, 1998, 5,876 shares have been issued under this plan.

     Had the Company adopted SFAS 123, the weighted average for each purchase right granted during fiscal 1998, 1997 and 1996 would have been $3.45, $3.68 and $5.72, respectively.

  Pro Forma Disclosures:

     Had compensation cost for the Company's 1998, 1997 and 1996 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share for 1998, 1997 and 1996 would approximate the pro forma amounts below:

                                                                1998         1997        1996
                                                             -----------   --------   -----------
Net income (loss).............................  As reported  $(6,309,341)  $583,174   $(9,714,993)
                                                Pro forma    $(6,933,323)  $276,163   $(9,748,848)
Basic and diluted net income (loss) per
  share.......................................  As reported  $     (0.93)  $   0.09   $     (1.44)
                                                Pro forma    $     (1.03)  $   0.04   $     (1.44)

     The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

H.  EMPLOYEE'S SAVING PLAN:

     The Company provides a 401(k) Plan to employees of the Company by which they may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Each employee may elect to defer a percentage of his or her salary on a pre-tax basis up to a specified maximum percentage. The Company matches every dollar each employee contributes to the 401(k) Plan up to six percent of each employee's salary to a maximum of $2,000 annually per employee. Salary deferred by employees and contributions by the Company to the 401(k) Plan are not taxable to employees until withdrawn from the 401(k) Plan and contributions are deductible by the Company when made. The amount of the Company's matching contribution for the 401(k) Plan was $99,710, $104,943, and $110,542 for 1998, 1997, and 1996, respectively.

I.  COMMON STOCK TRANSACTIONS:

     In November 1997, the Board of Directors extended the authorization granted in May 1996 to purchase 250,000 shares of the Company's common stock in the aggregate on the open market. Through September 30, 1998, the Company purchased 104,300 shares for $1,494,293 and the shares have been retired.

J.  PREFERRED STOCK:

     The preferred stock may be issued from time to time in one or more series. The rights, preferences, restrictions, qualifications and limitations of such stock shall be determined by the Board of Directors.

K.  BUSINESS SEGMENTS AND CUSTOMERS:

     The Company's operations are located solely within the United States. The Company is focused principally on developing and manufacturing contrast agents. Accordingly, its revenues are attributable to one principal business segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Two customers accounted for 56% and 19% respectively, of the Company's product revenues in fiscal 1998, one customer accounted for 54% of the Company's revenues in fiscal 1997, and no customer accounted for more than 10% of the Company's revenues in fiscal 1996.

     Revenues in fiscal 1998 from customers and licensees outside of the United States, principally in Europe, amounted to 26% of the Company's total revenues. Revenues from customers and licensees outside the United States were not significant in fiscal 1997 and 1996.

L.  LEGAL PROCEEDINGS:

     The Company and certain of its officers were sued in an action entitled David D. Stark, M.D. v. Advanced Magnetics. Inc., Jerome Goldstein, Ernest V. Groman, and Lee Josephson, Civil Action No. 92-12157-WGY, in the United States District Court for the District of Massachusetts on September 3, 1992. The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on certain of the Company's patents and on pending applications, and seeks injunctive relief and unspecified damages. In addition, the complaint also alleges state law claims for breach of contract, breach of good faith and fair dealing, breach of implied contract, misappropriation of trade secrets, conversion, negligent misrepresentation, misrepresentation, unjust enrichment and unfair trade practices. The District Court has stayed the federal action pending resolution of an appeal in the State Court of summary judgment in the Company's favor as well as resolution of a jurisdictional issue. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. There can be no assurance, however, that the Company will be able to defend successfully this action and the failure by the Company to prevail for any reason could have an adverse effect on the Company's future business, financial condition and results of operations.

     The Company and certain of its officers were sued in David D. Stark, M.D.
v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment and unfair trade practices that were originally dismissed by, but later remanded to, the Federal Court in the above-mentioned action, as well as a new count alleging tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. The plaintiff's contract claims have been dismissed with prejudice and final judgment was entered against the plaintiff. The plaintiff filed an appeal in David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Appeal No. 98-P-1749 in the Massachusetts Appeals Court, docketed on September 21, 1998. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. There can be no assurance, however, that the Company will be able to defend successfully this action and the failure by the Company to prevail for any reason could have an adverse effect on the Company's future business, financial condition and results of operations.

     The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled Advanced Magnetics, Inc. v. Sanofi Pharmaceuticals, Inc. and Sanofi SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. Sanofi Pharmaceuticals, Inc. also filed a motion to dismiss the Company's tortious interference claim, which the Court denied on July 3, 1998. On October 26, 1998, the Company served a motion for partial summary judgment which, among other things, requests judgment in its favor on all of Sanofi Pharmaceuticals, Inc.'s counterclaims. The Court has scheduled a December 18, 1998 hearing date for the Company's motion for partial summary judgment. On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On November 23, 1998, Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. While the final outcome of these claims and counterclaims cannot be determined, the Company will pursue its claims vigorously, and believes that the Sanofi Pharmaceuticals, Inc. counterclaims are without merit and intends to defend them vigorously.

M.  AGREEMENTS:

     To facilitate the marketing and distribution of its contrast agents, the Company has entered into strategic relationships with certain established pharmaceutical companies. These companies, both in the United States and abroad, include: (i) Guerbet S.A. ("Guerbet"), a leading European producer of contrast agents, in Western Europe and Brazil; (ii) Eiken Chemical Co., Ltd. ("Eiken"), one of Japan's leading medical diagnostics manufacturers; (iii) Berlex Laboratories, Inc. ("Berlex"), the leading marketer of MRI contrast agents, in the United States; and (iv) Mallinckrodt Inc. ("Mallinckrodt") a leading manufacturer of contrast agents, in the United States, Canada and Mexico.

     On February 1, 1995, the Company entered into an agreement with Berlex granting Berlex a product license and exclusive marketing rights to Feridex I.V.(R) in the United States and Canada. Under the terms of the agreement, Berlex paid a $5,000,000 non-refundable license fee in fiscal 1995. An additional $5,000,000 license fee was received in October 1996 as a result of the FDA's marketing approval and Berlex's market launch of Feridex I.V. in the United States. In addition, the company receives payments for manufacturing the product and royalties on sales. The Company also receives revenue related to reimbursement for certain clinical development costs.

     In 1990, the Company entered into a manufacturing and distribution agreement with Mallinckrodt granting Mallinckrodt a product license and co-marketing rights to GastroMARK(R) in the United States, Canada and Mexico. Under the terms of the agreement, Mallinckrodt paid a $500,000 non-refundable license fee in fiscal 1997 as a result of the FDA's marketing approval of Feridex I.V. in the United States. In addition, the company receives payments for manufacturing the product and royalties on sales.

     In 1988, the Company entered into a manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right to manufacture and distribute Feridex I.V. in Japan. Eiken pays royalties based upon sales. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals are obtained.

     In 1990, the Company entered into a manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right in Japan to manufacture and distribute Combidex. In addition, for a period of 180 days after the Company files an IND for any future Advanced Magnetics MRI contrast agents, Eiken has the right of first refusal to manufacture and distribute such product in Japan. Additionally, Eiken agreed to pay the Company royalties on sales of all products sold by Eiken under the agreement. The agreement is perpetual but terminable upon specified events such as nonperformance, insolvency or assignment without consent.

     In 1987, the Company entered into a supply and distribution agreement with Guerbet. Under this agreement, Guerbet has been appointed the exclusive distributor of Feridex I.V. in Western Europe (under the tradename Endorem(TM)) and Brazil. Guerbet is responsible for conducting clinical trials and securing the necessary regulatory approvals in the countries in its territory. Guerbet paid the Company license fees and is required to pay royalties based on sales. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals are obtained in France.

     In 1989, the Company entered into a second supply and distribution agreement with Guerbet granting Guerbet an exclusive right in Western Europe (under the tradename Lumirem(TM)) and Brazil to manufacture and sell GastroMARK and any future Advanced Magnetics MRI contrast agents that Guerbet decides to market, including Combidex. In addition, Guerbet will pay the Company both royalties and a percentage of net sales as the purchase price for the active ingredient. The Company is required to sell to Guerbet its requirements for the active ingredient used in the contrast agents. The agreement is perpetual but terminable upon specified events such as nonperformance, insolvency or assignment without consent.

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

     In March 1998, the Company entered into a licensing and marketing agreement with privately-held Andaris Ltd. ("Andaris") of Nottingham, England for the development and marketing rights to the Quantison ultrasound contrast agent for the assessment of coronary artery disease. Under the terms of the agreement, Advanced Magnetics will assume responsibilities for North American development and commercialization of Quantison subsequent to Andaris achieving certain development and performance milestones.

     The Company is the licensee of certain technologies under agreements with third parties which require the Company to make payments in accordance with these license agreements and upon the attainment of particular milestones. The Company is also required to pay royalties on a percentage of certain product sales, if any. During fiscal year 1997 and 1996, the Company made milestone payments of $800,000 and $725,000, respectively, in relation to these agreements. There were no milestone payments in 1998. Future milestone payments are not to exceed $818,000.

N.  RELATED PARTY TRANSACTIONS:

     During the fiscal years ended September 30, 1998, 1997 and 1996, the Company paid approximately $58,410, $58,910 and $26,573, respectively, to Fahnestock & Co. Inc. as commissions on transactions involving its investments in securities. Mr. Leslie Goldstein, a shareholder and member of the Company's Board of Directors and the brother of Jerome Goldstein, Chairman of the Board and CEO of the Company, is employed by SRG Associates, a division of Fahnestock & Co. Inc., as an investment analyst and advisor.

O.  CONSOLIDATED QUARTERLY FINANCIAL DATA -- UNAUDITED:

     The following table provides quarterly data for the fiscal years ended September 30, 1998, and 1997.

                                                        FISCAL 1998 QUARTERS ENDED
                                        -----------------------------------------------------------
                                        SEPTEMBER 30      JUNE 30       MARCH 31      DEC. 31, 1997
                                        ------------    -----------    -----------    -------------
License fees..........................  $        --     $        --    $        --     $        --
Royalties.............................      180,542          60,000        370,000         370,000
Product sales.........................      605,689         170,158        619,464           4,560
Contract research and development.....      399,897              --             --              --
Interest, dividends and net gains and
  losses on sales of securities.......      371,511       1,263,335        996,977         992,013
                                        -----------     -----------    -----------     -----------
          Total revenues..............    1,557,639       1,493,493      1,986,441       1,366,573
Cost of product sales.................       99,679          28,947        103,514           5,805
Operating expenses....................    3,478,718       2,967,515      3,108,987       3,114,500
Minority interest in subsidiary.......           --         (40,637)       (80,243)        (73,298)
                                        -----------     -----------    -----------     -----------
Net income (loss).....................  $(2,020,758)    $(1,462,332)   $(1,145,817)    $(1,680,434)
                                        ===========     ===========    ===========     ===========
Basic and diluted net income (loss)
  per share...........................  $     (0.30)    $     (0.22)   $     (0.17)    $     (0.25)

                                                        FISCAL 1997 QUARTERS ENDED
                                        -----------------------------------------------------------
                                        SEPTEMBER 30      JUNE 30       MARCH 31      DEC. 31, 1996
                                        ------------    -----------    -----------    -------------
License fees..........................  $        --     $        --    $        --     $ 5,500,000
Royalties.............................       57,541          85,000         95,904         125,000
Product sales.........................      372,366         394,656        209,793         603,542
Contract research and development.....           --              --             --          62,920
Interest, dividends and net gains and
  losses on sales of securities.......      984,385         705,323      1,058,895         746,446
                                        -----------     -----------    -----------     -----------
          Total revenues..............    1,414,292       1,184,979      1,364,592       7,037,908
Cost of product sales.................       60,722          83,436         33,139         143,196
Operating expenses....................    3,386,242       2,312,148      2,425,778       2,617,758
Other (income)........................           --        (264,749)           (51)             --
Provisional credit-income taxes.......           --        (379,022)            --              --
                                        -----------     -----------    -----------     -----------
Net income (loss).....................  $(2,032,672)    $  (566,834)   $(1,094,274)    $ 4,276,954
                                        ===========     ===========    ===========     ===========
Basic and diluted net income (loss)
  per share...........................  $     (0.30)    $     (0.08)   $     (0.16)    $      0.63

P.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     The FASB recently issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company believes the implementation of SFAS 130 may have a material impact on comprehensive income.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information required by this item, with respect to the directors of the registrant, is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 2, 1999, filed with the Commission on or about December 28, 1998, under the caption "Election of Directors".

     The information required by this item, with respect to executive officers of the registrant, can be found in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 2, 1999, filed with the Commission on or about December 28, 1998, under the captions "Compensation of Directors" and "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 2, 1999, filed with the Commission on or about December 28, 1998, in the table under the caption "Principal Stockholders".

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

          2. The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED MAGNETICS, INC.

                                          By: /s/ JEROME GOLDSTEIN
                                              ----------------------------------
                                              Jerome Goldstein, Chairman of the
                                              Board of Directors and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                  TITLE                      DATED
                     ---------                                  -----                      -----

/s/ JEROME GOLDSTEIN                                 Chairman of the Board of        December 23, 1998
---------------------------------------------------    Directors and Treasurer
Jerome Goldstein                                       (principal executive and
                                                       financial officer)

/s/ JAMES MATHESON                                   Vice President -- Finance       December 23, 1998
---------------------------------------------------    (principal accounting
James Matheson                                         officer)

/s/ LEONARD M. BAUM                                  Director                        December 23, 1998
---------------------------------------------------
Leonard M. Baum

/s/ LESLIE GOLDSTEIN                                 Director                        December 23, 1998
---------------------------------------------------
Leslie Goldstein

/s/ JOSEPH B. LASSITER, III                          Director                        December 23, 1998
---------------------------------------------------
Joseph B. Lassiter, III

/s/ MICHAEL D. LOBERG                                Director                        December 23, 1998
---------------------------------------------------
Michael D. Loberg

/s/ EDWARD B. ROBERTS                                Director                        December 23, 1998
---------------------------------------------------
Edward B. Roberts

/s/ GEORGE M. WHITESIDES                             Director                        December 23, 1998
---------------------------------------------------
George M. Whitesides

                                 EXHIBIT INDEX

                                                                            SEQUENTIALLY
EXHIBIT                                                                       NUMBERED
NUMBER                              DESCRIPTION                                 PAGE
-------                             -----------                             ------------
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

10.4(7)     1992 Non-Employee Director Stock Option Plan.

10.5(9)     1993 Stock Plan.

10.6(9)     1993 Non-Employee Director Stock Option Plan.

10.7(13)    1997 Employee Stock Purchase Plan.

10.8(2)     Clinical Testing, Supply and Marketing Agreement between the
            Company and Guerbet S.A. dated May 22, 1987 (confidential treatment previously granted).

10.9(4)     Clinical Testing, Supply and Marketing Agreement between the
            Company and Eiken Chemical Co., Ltd., dated August 30, 1988
            (confidential treatment previously granted).

10.10(5)    Contrast Agent Agreement dated between the Company and
            Guerbet S.A. dated September 29, 1989 (confidential treatment previously granted).

10.11(6)    Contrast Agent Agreement between the Company and Eiken
            Chemical Co., Ltd. dated March 27, 1990 (confidential treatment previously granted).

10.12(6)    Amendment to Clinical Testing, Supply and Marketing
            Agreement between the Company and Eiken Chemical Co., Ltd., dated September 29, 1990 (confidential treatment previously granted).

10.13(6) License, Supply and Marketing Agreement between the Company and Mallinckrodt Medical, Inc., dated June 28, 1990
            (confidential treatment previously granted).

10.14(7)    Technology License Agreement between the Company and Squibb
            Diagnostics, dated February 5, 1991 (confidential treatment previously granted).

10.15(7)    Agreement of Amendment to Clinical Testing, Supply and
            Marketing Agreement between the Company and Guerbet S.A., dated August 13, 1990.

10.16(11)   Termination Agreement dated August 30, 1994 between the
            Company and Bristol-Myers Squibb Co.

10.17(12)   License and marketing agreement between the Company and
            Berlex Laboratories, Inc. dated as of February 1, 1995.

10.18(12)   Supply Agreement between the Company and Berlex
            Laboratories, Inc. dated as of February 1, 1995.

10.19(14)   Lease and Lease Agreement between the Company and Carnegie
            Center Associates dated September 6, 1994.

10.20(14)   Lease between Silver Lake Realty Trust and Kalisto
            Biologicals, Inc. dated October 24, 1997.

10.21(15)   Promissory Note dated February 10, 1998 issued to the
            Company by Leonard Baum.

23.1 Consent of PricewaterhouseCoopers LLP, independent accountants.

27          Financial Data Schedule

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

(14) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, for the fiscal year ended September 30, 1997.

(15) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 1998.