Form 10-Q
period 1998-12-31
ADVANCED MAGNETICS INC
filed 1999-02-12
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
     For the quarterly period ended        December 31, 1998
                                    -------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
     For the transition period from              to
                                    ------------    -------------



                            Commission File #0-14732

                            ADVANCED MAGNETICS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                04-2742593
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


Yes |X|     No
   -----      -----


At February 12, 1999, 6,767,741 shares of registrant's common stock (par value, $.01) were outstanding.

                            ADVANCED MAGNETICS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1998


                          PART I. FINANCIAL INFORMATION



                         Item 1 -- Financial Statements

                            ADVANCED MAGNETICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1998
                                   (Unaudited)
                                    ---------



                             ASSETS                             December 31,        September 30,
                                                                ------------        -------------
                                                                   1998                 1998
                                                                   ----                 ----
Current assets:
Cash and cash equivalents ...........................         $  4,448,190          $  7,704,245
Marketable securities (Note B) ......................           22,337,469            19,096,942
Accounts receivable .................................              608,133               995,010
Inventories .........................................              370,312               448,630
Prepaid expenses ....................................              373,576               228,985
                                                              ------------          ------------
  Total current assets ..............................           28,137,680            28,473,812

Property, plant and equipment:
Land ................................................              360,000               360,000
Building ............................................            4,632,544             4,497,005
Laboratory equipment ................................            8,097,019             8,065,834
Furniture and fixtures ..............................              755,351               745,560
                                                              ------------          ------------
                                                                13,844,914            13,668,399
Less-accumulated depreciation and amortization ......           (8,540,259)           (8,331,740)
                                                              ------------          ------------
Net property, plant and equipment ...................            5,304,655             5,336,659

Other assets ........................................              304,237               304,237
                                                              ------------          ------------
  Total assets ......................................         $ 33,746,572          $ 34,114,708
                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ....................................         $    700,410          $    422,993
Accrued expenses ....................................              539,946               720,266
Income taxes payable ................................               50,751                52,051
                                                              ------------          ------------
  Total current liabilities .........................            1,291,107             1,195,310

Minority interest in subsidiary .....................                 --                    --

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
   2,000,000 shares; none issued ....................                 --                    --
Common stock, par value $.01 per share,
   authorized 15,000,000 shares; issued and
   outstanding 6,767,741 shares at December 31, 1998
   and 6,767,358 shares at September 30, 1998 .......               67,677                67,674
Additional paid-in capital ..........................           44,277,706            44,277,698
Retained earnings (deficit) .........................          (15,014,813)          (12,404,643)
Accumulated other comprehensive income (Note G) .....            3,124,895               978,669
                                                              ------------          ------------
  Total stockholders' equity ........................           32,455,465            32,919,398
                                                              ------------          ------------

Total liabilities and stockholders' equity ..........         $ 33,746,572          $ 34,114,708
                                                              ============          ============

The accompanying notes are an integral part of the consolidated financial statements.


                            ADVANCED MAGNETICS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                             FOR THE QUARTERS ENDED
                           DECEMBER 31, 1998 AND 1997
                                   (Unaudited)
                                    ---------


                                                       First Quarter Ended December 31,
                                                       -------------------------------
                                                           1998                 1997
                                                           ----                 ----
----------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Revenues:
   License fees ..............................         $      --            $      --
   Royalties .................................             160,000              370,000
   Product sales .............................             316,841                4,560
   Contract research and development .........             244,902                 --
   Interest, dividends and net gains
     and losses on sales of securities .......             192,776              992,013
                                                       -----------          -----------
        Total revenues .......................             914,519            1,366,573

Cost and expenses:
   Cost of product sales .....................             112,181                5,805
   Research and development expenses .........           2,490,751            2,251,626
   Selling, general and administrative
     expenses ................................             921,757              862,874
                                                       -----------          -----------
        Total costs and expenses .............           3,524,689            3,120,305
                                                       -----------          -----------
Income (loss) before provision for income
     taxes and minority interest in subsidiary          (2,610,170)          (1,753,732)

   Provision for income taxes ................                --                   --
                                                       -----------          -----------
Income (loss) before minority interest in
     subsidiary ..............................          (2,610,170)          (1,753,732)

Minority interest in subsidiary ..............                --                 73,298
                                                       -----------          -----------
Net income (loss) ............................         $(2,610,170)         $(1,680,434)
                                                       ===========          ===========

                                                       -----------          -----------
Basic and diluted net income (loss) per share          $     (0.39)         $     (0.25)
                                                       -----------          -----------

Weighted average shares outstanding:
     Basic ...................................           6,767,509            6,734,589
                                                       -----------          -----------
     Diluted .................................           6,767,509            6,734,589
                                                       -----------          -----------


--------------------------------------------------------------------------------
COMPREHENSIVE INCOME

Net income (loss) ..........................           $(2,610,170)         $(1,680,434)
Unrealized gains (losses) on market value of
     Securities ............................             2,146,226              (26,607)
                                                       -----------          -----------
Comprehensive income (loss) ................           $  (463,944)         $(1,707,041)
                                                       ===========          ===========

The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE-MONTH PERIODS ENDED
                           DECEMBER 31, 1998 AND 1997
                                   (Unaudited)
                                    ---------


                                                                  Three-Month Periods Ended
                                                                          December 31,
                                                              -------------------------------------
                                                                   1998                   1997
                                                                   ----                   ----
Cash flows from (for) operating activities:
Cash received from customers .......................          $  1,106,712           $    493,205
Cash paid to suppliers and employees ...............            (3,307,916)            (3,474,377)
Dividends and interest received ....................                87,508                145,261
Royalties received .................................               116,927                 80,018
                                                              ------------           ------------

Net cash provided by (used in) operating activities             (1,996,769)            (2,755,893)

Cash flows from investing activities:
Proceeds from sales of securities ..................                  --                4,201,416
Proceeds from U.S. Treasury Notes maturing .........                  --                5,000,000
Purchase of securities .............................            (1,082,782)            (3,114,620)
Capital expenditures ...............................              (176,515)              (194,099)
                                                              ------------           ------------
Net cash provided by (used in) investing activities             (1,259,297)             5,892,697

Cash flows from financing activities:
Proceeds from issuances of common stock ............                    11                 19,500
Purchase of treasury stock .........................                  --                 (156,349)
                                                              ------------           ------------

Net cash provided by (used in) financing activities                     11               (136,849)
                                                              ------------           ------------

Net increase (decrease) in cash and cash equivalents            (3,256,055)             2,999,955

Cash and cash equivalents at beginning of the period             7,704,245             10,724,740
                                                              ------------           ------------

Cash and cash equivalents at end of the period .....          $  4,448,190           $ 13,724,695
                                                              ============           ============


The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                RECONCILIATION OF CONSOLIDATED NET INCOME (LOSS)
             TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                        FOR THE THREE-MONTH PERIODS ENDED
                           DECEMBER 31, 1998 AND 1997
                                   (Unaudited)



                                                                                           Three-Month Periods
                                                                                            Ended December 31,
                                                                                      -------------------------------
                                                                                          1998               1997
                                                                                          ----               ----

Net income (loss) .............................................................       $(2,610,170)       $(1,680,434)
                                                                                      -----------        -----------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Non-cash reduction in value of minority interest in subsidiary ................              --              194,177
Minority interest in subsidiary ...............................................              --              (73,298)
Depreciation and amortization .................................................           208,519            249,316
Accretion of U.S. Treasury Notes discount .....................................           (11,519)            (6,500)
Decrease (increase) in accounts receivable ....................................           386,877             82,210
(Increase) decrease in prepaid expenses and other assets ......................          (144,591)          (356,908)
(Decrease) increase in accounts payable and accrued expenses ..................            97,097           (336,274)
(Decrease) in income taxes payable ............................................            (1,300)              --
Net realized (gains) losses on sales of securities ............................              --             (767,030)
(Increase) decrease in inventories ............................................            78,318            (61,152)
                                                                                      -----------        -----------

Total adjustments .............................................................           613,401         (1,075,459)
                                                                                      -----------        -----------

Net cash provided by (used in) operating activities ...........................       $(1,996,769)       $(2,755,893)
                                                                                      ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

     These financial statements are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts in the fiscal 1998 financial statement have been reclassified to conform with the fiscal 1999 presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1998.

B.   MARKETABLE SECURITIES

     The cost and market value of the Company's marketable securities portfolio are as follows:




                                         December 31, 1998                       September 30, 1998
                                    -------------------------------         -------------------------------
                                         Cost             Fair Value            Cost             Fair Value
                                    -----------         -----------         -----------         -----------
U. S. government securities
    Due in one year or less         $ 7,496,161         $ 7,500,000         $ 7,484,642         $ 7,513,215

Corporate bonds ...........             482,403             523,125             482,403             582,500

Preferred stock ...........             543,003             657,510             543,003             570,000

Common stock ..............          10,691,007          13,656,834           9,608,225          10,431,227
                                    -----------         -----------         -----------         -----------

Totals ....................         $19,212,574         $22,337,469         $18,118,273         $19,096,942
                                    ===========         ===========         ===========         ===========


C.   INCOME TAX

     There were no income tax provisions for the three month periods ended December 31, 1998 and 1997 due to net operating losses in those periods.

D.   EARNINGS (LOSS) PER SHARE

     The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. Aggregate options of 430,320 (weighted average exercise price of $11.21) and 446,645 (weighted average exercise price of $10.68) for the quarters ending December 31, 1998 and December 31, 1997, respectively, have not been included in the calculation of weighted average shares since their effect would be anti-dilutive, given the net loss in both periods.


                                                                              December 31
                                                                    -------------------------------
                                                                      1998                1997
                                                                      ----                ----

Weighted average number of shares issued and outstanding........    6,767,509            6,734,589
Common stock equivalents .......................................        --                   --
                                                                    ---------            ---------
As adjusted ....................................................    6,767,509            6,734,589
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

     The Company and certain of its officers were sued in David D. Stark, M.D.
v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment and unfair trade practices that were originally dismissed by, but later remanded to, the Federal Court in the above-mentioned action, as well as a new count alleging tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. The plaintiff's contract claims have been dismissed with prejudice and final judgment was entered against the plaintiff. The plaintiff filed an appeal in David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Appeal No. 98-P-1749 in the Massachusetts Appeals Court, on January 25, 1999. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. There can be no assurance, however, that the Company will be able to defend successfully this action and the failure by the Company to prevail for any reason could have an adverse effect on the Company's future business, financial condition and results of operations.

     The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled Advanced Magnetics, Inc. v. Sanofi Pharmaceuticals, Inc. and Sanofi SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. Sanofi Pharmaceuticals, Inc. also filed a motion to dismiss the Company's tortious interference claim, which the Court denied on July 3, 1998. On October 26, 1998, the Company served a motion for partial summary judgment which, among other things, requests judgment in its favor on all of Sanofi Pharmaceuticals, Inc.'s counterclaims. On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On November 23, 1998, Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. On December 18, 1998, the court held a hearing on the Company's motion for partial summary judgment, and at that time, ordered all discovery stayed until a ruling on the pending summary judgment motion. While the final outcome of these claims and counterclaims cannot be determined, the Company will pursue its claims vigorously, and believes that the Sanofi Pharmaceuticals, Inc. counterclaims are without merit and intends to defend them vigorously.

F.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In 1997, the FASB issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This Statement, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year, however, in subsequent years, interim period information must be presented on a comparative basis. The Company is continuing to evaluate this Statement and its effect on financial statement disclosures.

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

G.   COMPREHENSIVE INCOME.

     Effective December 31, 1998, the Company has adopted FASB Statement 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement required changes in comprehensive income to be shown in a financial statement that is displayed with the same prominance as other financial statements. Accordingly, the Company has provided a statement of comprehensive income and has reclassified earlier periods for comparative purposes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward looking statements. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: the ability to successfully market Feridex I.V.(R), GastroMARK(R) and the EndoCheck Plus(R) analyzer, the timing and result of FDA action, delays in arrangements with clinical investigations, uncertainties relating to results of the clinical trials of Combidex(R) and other product candidates, the Company's dependence on its corporate partners, the Company's ability to obtain future financing, uncertainties relating to patents and proprietary rights, the ability of the Company to compete successfully in the future and the risks identified in the Company's Securities and Exchange Commission filings, including but not limited to its Form 10-K for the year ended September 30, 1998.


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

     In October 1997, the Company acquired approximately 80.7% of the issued and outstanding capital stock of Kalisto Biologicals Inc. ("Kalisto"), an early-stage company that intends to develop, manufacture and market veterinary laboratory diagnostic products. The Company's results of operations and cash flows reflect the activities of Kalisto for the period from the date of acquisiton.

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

     Under the auspices of the Audit Committee, the Company conducted and completed an assessment of its exposure to potential disruptions caused by the Year 2000 issue. In the first phase of its readiness investigation the Company identified its Clinical Data Network (which tracks and analyzes the results of product trials in support of FDA approvals) and its accounting system as mission-critical components that required protection from Year 2000 related disruption. The Company, in order to address Year 2000 concerns and as part of a general systems upgrade, has determined to replace both of these systems. The Company has obtained written confirmation that the new software applications are Year 2000 compliant. The Company expects that both of these third party applications will be installed and operational by the end of September 1999. The Company's computer hardware platforms, on which these systems run, have been confirmed as Year 2000 compliant by their manufacturers and the Company expects to have completed testing of them by the end of September 1999.

     In addition to evaluating its computer systems, the Company recognizes that the Year 2000 issue may impact machines or equipment that rely on embedded microchips. The Company has evaluated and tested such equipment used in its manufacturing facilities and believes that it does not have a material risk of disruptions in manufacturing due to a Year 2000 failure. The Company is in the process of evaluating its non-manufacturing equipment.

     In addition to the Company's critical systems, the Company recognized that it relies on third party service providers and suppliers in the conduct of its business and that there was potential exposure to Year 2000 related business disruptions as a result. For example, third party service providers handle the payroll function for the Company, and the Company also relies on the services of telecommunication companies, banks, and utility companies, among others.

     The Company has contacted all of its significant service providers and obtained assurances that they are addressing Year 2000 issues in a prudent fashion. However, the Company, like all others, is subject to exposure to disruptions in the generic systems that all businesses and consumers rely on generally.

     The Company is currently obtaining assurances from its significant raw material suppliers that there will be no interruption of service as a result of the Year 2000 issue, and to the extent such assurances are not given, the Company intends to devise contingency plans to ameliorate the potential negative effects in the event of the unavailability of materials. The Company also intends to increase inventory levels prior to December 1999 as a contingency against possible disruptions anywhere in its supply chain.

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

     All expenses related to determining and addressing Year 2000 readiness have been expensed as incurred and have amounted to roughly $60,000 to date. The Company has provided $200,000 for the enhancement of its systems in its operating and capital budgets for the current fiscal year. However, if compliance efforts of which the Company is not currently aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's IT systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse impact on the Company.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1998 AS COMPARED TO THE QUARTER ENDED DECEMBER 31, 1997

REVENUES

     Total revenues for the first fiscal quarter ended December 31, 1998 were $914,519 compared to $1,366,573 for the first fiscal quarter ended December 31, 1997. The decrease in revenues in the first quarter ended December 31, 1998 compared to the first fiscal quarter ended December 31, 1997 was primarily due to a decrease in gains on sales of securities and royalties earned on sales of the Company's products by its marketing partners. Royalties for the fiscal quarter ended December 31, 1998 were $160,000 as compared to $370,000 for the fiscal quarter ended December 31, 1997, reflecting a decline in sales since the initial launch of Feridex I.V. in Japan.

     Product sales for the first fiscal quarter ended December 31, 1998 were $316,841 compared to $4,560 for the first fiscal quarter ended December 31, 1997, which reflects increased sales by Kalisto during the quarter ended December 31, 1998 due to the market launch of the Endocheck Plus product.

     Contract research and development services revenues were $244,902 for the first fiscal quarter ended December 31, 1998. There were no contract research and development services revenues during the first fiscal quarter ended December 31, 1997. Contract research and development services revenues are reimbursements of expenditures for clinical trials.

     Interest, dividends and gains on sales of securities resulted in revenues of $192,776 in the fiscal quarter ended December 31, 1998 compared to $992,013 for the fiscal quarter ended December 31, 1997. The decline was due primarily to the fact that no securities were sold during the quarter ended December 31, 1998 compared to a gain of $767,030 for the fiscal quarter ended December 31, 1997. Interest, dividends and net gains on sales of securities consisted of the following:



                                           First Quarter Ended December 31,
                                           --------------------------------
                                                1998          1997
                                                ----          ----

       Interest income                        $181,076       $201,093
       Dividend income                          11,700         23,890
       Net gains on sales of securities           --          767,030
                                              --------       --------
       Total                                  $192,776       $992,013
                                              ========       ========



     There was no license fee revenue during the quarters ended December 31, 1998 and December 31, 1997.

COSTS AND EXPENSES

     The Company incurred costs of $112,181 for products sold in the first fiscal quarter ended December 31, 1998 compared to $5,805 for the first fiscal quarter ended December 31, 1997. The increase reflects the increase of Kalisto product sales in the current quarter compared to the quarter ended December 31, 1997.

     Research and development expenses for the first fiscal quarter ended December 31, 1998 increased by $239,125 over the same period last year, reflecting increased activity on several research and development projects. Selling, general and administrative expenses were $921,757 for first fiscal quarter ended December 31, 1998 compared to $862,874 for the first fiscal quarter ended December 31, 1997. The increase of $58,883 was mostly due to an increase of expenses related to the data conversion and training on the new accounting computer system.

INCOME TAXES

     There were no income tax provisions for the fiscal quarters ended December 31, 1998 and December 31, 1997 due to operating losses for both periods.

EARNINGS

     For the reasons stated above, there was a net loss of $2,610,170 or $(0.39) per share for the quarter ended December 31, 1998 compared to a net loss of $1,680,434 or $(0.25) per share for the fiscal quarter ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company's cash and cash equivalents totaled $4,448,190 compared to $7,704,245 at September 30, 1998. In addition, the Company had marketable securities of $22,337,469 at December 31, 1998 compared to $19,096,942 on September 30, 1998. Net cash used in operating activities was $1,996,769 in the three-month period ended December 31, 1998 compared to net cash used in operating activities of $2,755,893 in the three-month period ended December 31, 1997. Cash used in investing activities was $1,259,297 for the three-month period ended December 31, 1998 compared to $5,892,697 provided by investing activities in the three-month period ended December 31, 1997. Cash used in investing activities in the three-month period ended December 31, 1998 included the purchase of marketable securities of $1,082,782. There were no funds generated by the sale of marketable securities during that period. Cash provided by financing activities in the three-month period ended December 31, 1998 was $11 compared to $136,849 used in financing activities in the three-month period ended December 31, 1997. The cash provided by financing activities in the three-month period ended December 31, 1998 was generated by the exercise of stock options. In November 1997, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock on the open market, from time to time, at prevailing market prices. There were no funds used in the purchase of the Company's common stock during the three-month period ended December 31, 1998.

     Capital expenditures in the three-month period ended December 31, 1998 were $176,515 compared to $194,099 in the three-month period ended December 31, 1997. This reflects a continuing upgrade to existing property, plant and equipment. Future expenditures should continue at the present levels.

     Management believes that funds for future needs can be generated from existing cash balances, cash generated from investing activities and cash generated from operations. In addition, the Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements. However, such funding may not be available on terms acceptable to the Company, if at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In 1997, the FASB issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This Statement, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year, however, in subsequent years, interim period information must be presented on a comparative basis. The Company is continuing to evaluate this Statement and its effect on financial statement disclosures.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change to the information concerning the Company's market risk sensitive instruments as set forth in the Company's 10-K for the period ended September 30, 1998.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled Advanced Magnetics, Inc. v. Sanofi Pharmaceuticals, Inc. and Sanofi SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. Sanofi Pharmaceuticals, Inc. also filed a motion to dismiss the Company's tortious interference claim, which the Court denied on July 3, 1998. On October 26, 1998, the Company served a motion for partial summary judgment which, among other things, requests judgment in its favor on all of Sanofi Pharmaceuticals, Inc.'s counterclaims. On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On November 23, 1998, Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. On December 18, 1998, the court held a hearing on the Company's motion for partial summary judgment, and at that time, ordered all discovery stayed until a ruling on the pending summary judgment motion. While the final outcome of these claims and counterclaims cannot be determined, the Company will pursue its claims vigorously, and believes that the Sanofi Pharmaceuticals, Inc. counterclaims are without merit and intends to defend them vigorously.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 27.1 Financial Data Schedule (EDGAR filing only)

     The Company did not file any current reports on Form 8-K during the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                 ADVANCED MAGNETICS, INC.


Date       February 12, 1999               By  /s/ Jerome Goldstein
     --------------------------------         ----------------------------------
                                              Jerome Goldstein,
                                              Chief Executave Officer,
                                              Treasurer and Chairman of the
                                              Board of Directors


Date       February 12, 1999               By  /s/ James A. Matheson
     --------------------------------         ----------------------------------
                                              James A. Matheson, Vice President
                                              and Principal Accounting Officer