Form 10-Q
period 1999-03-31
ADVANCED MAGNETICS INC
filed 1999-05-14
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

      For the quarterly period ended     March 31, 1999
                                     ----------------------------

                                                        OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

      For the transition period from ___________________ to ___________________



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


Yes      |X|         No
       ----------          ----------

At May 7, 1999, 6,767,660 shares of registrant's common stock (par value, $.01) were outstanding.

                            ADVANCED MAGNETICS, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999


                          PART I. FINANCIAL INFORMATION



                         Item 1 -- Financial Statements

                            ADVANCED MAGNETICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)
                                    ---------

                             ASSETS                                      MARCH 31,              SEPTEMBER 30,
                             ------                                      ---------              -------------
                                                                            1999                     1998
                                                                            ----                     ----

Current assets:
Cash and cash equivalents...........................................    $ 12,925,979               $  7,704,245
Marketable securities (Note B)......................................       9,502,501                 19,096,942
Accounts receivable.................................................       1,172,871                    995,010
Inventories.........................................................         345,384                    448,630
Prepaid expenses....................................................         140,193                    228,985
                                                                   ------------------        -------------------
  Total current assets..............................................      24,086,928                 28,473,812

Property, plant and equipment:
Land................................................................         360,000                    360,000
Building............................................................       4,702,080                  4,497,005
Laboratory equipment................................................       8,100,338                  8,065,834
Furniture and fixtures..............................................         763,368                    745,560
                                                                   ------------------
                                                                                             -------------------
                                                                          13,925,786                 13,668,399
Less--accumulated depreciation and amortization.....................      (8,748,779)                (8,331,740)
                                                                   ------------------        -------------------
Net property, plant and equipment...................................       5,177,007                  5,336,659

Other assets........................................................         304,237                    304,237
                                                                   ------------------        -------------------
  Total assets......................................................    $ 29,568,172               $ 34,114,708
                                                                   ==================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable....................................................    $    294,887               $    422,993
Accrued expenses....................................................         696,807                    720,266
Income taxes payable................................................          50,750                     52,051
                                                                   ------------------        -------------------
  Total current liabilities.........................................       1,042,444                  1,195,310


Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
   2,000,000 shares; none issued....................................             ---                        ---
Common stock, par value $.01 per share,
   authorized 15,000,000 shares; issued and
   outstanding 6,767,660 shares at March 31, 1999
   and 6,767,358 shares at September 30, 1998.......................          67,677                     67,674
Additional paid-in capital..........................................      44,277,706                 44,277,698
Retained earnings (deficit).........................................     (15,808,670)               (12,404,643)
Unrealized gains (losses) on market value of securities (Note B)....         (10,985)                   978,669
                                                                   ------------------
                                                                                             -------------------
  Total stockholders' equity........................................      28,525,728                 32,919,398
                                                                   ------------------
                                                                                             -------------------

Total liabilities and stockholders' equity..........................    $ 29,568,172               $ 34,114,708
                                                                   ==================        ===================

The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                    ---------

                                                  THREE-MONTH PERIOD ENDED MARCH 31,          SIX-MONTH PERIOD ENDED MARCH 31,
                                                  ----------------------------------          --------------------------------
                                                        1999                  1998                  1999                 1998

---------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

Revenues:
   Royalties.................................        $  200,000            $  370,000            $  360,000           $  740,000
   Product sales.............................         1,001,239               619,464             1,318,079              624,024
   Contract research and development.........           144,856                   ---               389,758                  ---
   Interest, dividends and net gains
     and losses on sales of securities.......           937,638               996,977             1,130,415            1,988,990
                                                 ---------------       ---------------       ---------------      ---------------
        Total revenues.......................         2,283,733             1,986,441             3,198,252            3,353,014

Cost and expenses:
   Cost of product sales.....................           155,903               103,514               268,084              109,319
   Contract research and development ........
     expenses................................            15,815                   ---                15,815                  ---
   Company-sponsored research and............
     development expenses....................         1,980,625             2,166,670             4,471,376            4,418,171
   Selling, general and administrative
     expenses................................         1,346,808               942,317             2,268,565            1,805,316
                                                 ---------------       ---------------       ---------------      ---------------
        Total costs and expenses.............         3,499,151             3,212,501             7,023,840            6,332,806

   Other (income) expenses...................         (421,561)                   ---             (421,561)                  ---
                                                 ---------------       ---------------       ---------------      ---------------

Income (loss) before provision for
income taxes and minority interest       in           (793,857)           (1,226,060)           (3,404,027)          (2,979,792)
subsidiary.....................................
   Provision for income taxes................               ---                   ---                   ---                  ---
                                                 ---------------       ---------------       ---------------      ---------------
Income (loss) before minority interest                (793,857)           (1,226,060)           (3,404,027)          (2,979,792)
in subsidiary................................
   Minority interest in subsidiary...........               ---              (80,243)                   ---            (153,541)
                                                 ---------------       ---------------       ---------------      ---------------
Net income (loss)............................         (793,857)           (1,145,817)           (3,404,027)          (2,826,251)
                                                 ===============       ===============       ===============      ===============

Basic and diluted net income (loss)
   per share.................................        $   (0.12)            $   (0.17)            $   (0.50)           $   (0.42)
                                                 ================================================================================

Weighted average number of common
   shares....................................         6,767,660             6,745,837             6,767,574            6,742,118

Weighted average number of common
     and common equivalent shares............         6,767,660             6,745,837             6,767,574            6,742,118
                                                 ---------------       ---------------       ---------------      ---------------

The accompanying notes are an integral part of the consolidated financial statements.


                                                  THREE-MONTH PERIOD ENDED MARCH 31,          SIX-MONTH PERIOD ENDED MARCH 31,
                                                  ----------------------------------          --------------------------------
                                                      1999                  1998                  1999                 1998

---------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME

Net income (loss)............................      $  (793,857)           $1,145,817)          $(3,404,027)         $(2,826,251)

Other comprehensive income:
   Unrealized gains (losses) on
     securities..............................       (2,379,173)             1,593,614             (232,947)            2,334,037
   Reclassification adjustment for
     gains included in net income............         (757,707)             (732,345)             (756,707)          (1,499,375)
                                                 ---------------       ---------------       ---------------      ---------------
Other comprehensive income...................       (3,135,880)               861,269             (989,654)              834,662
                                                 ---------------       ---------------       ---------------      ---------------
Net income (loss)............................      $(3,929,737)           $ (284,548)          $(4,393,681)         $(1,991,589)
                                                 ===============       ===============       ===============      ===============

The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX-MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                    ---------



                                                                                     Six-Month Periods Ended
                                                                                            March 31,
                                                                           --------------------------------------------

                                                                                   1999                         1998
                                                                                   ----                         ----
Cash flows from operating activities:
Cash received from customers...........................................        $   1,624,917               $    527,580
Cash paid to suppliers and employees...................................          (6,255,845)                (6,456,054)
Dividends and interest received........................................              397,568                    595,690
Royalties received.....................................................              335,618                    386,799
                                                                           ------------------          -----------------

Net cash provided by (used in) operating activities....................          (3,897,742)                (4,945,985)

Cash flows from investing activities:
Proceeds from sales of securities......................................            2,959,633                  5,655,077
Proceeds from U.S. Treasury Notes maturing.............................            7,500,000                  5,000,000
Purchase of securities.................................................          (1,082,782)                (5,745,974)
Capital expenditures...................................................            (257,386)                  (345,950)

Net cash provided by (used in) investing activities....................            9,119,465                  4,563,153
                                                                           ------------------          -----------------

Cash flows from financing activities:
Proceeds from issuances of common stock................................                   11                    135,104
Purchase of treasury stock.............................................                  ---                  (156,349)
                                                                           ------------------          -----------------

Net cash provided by (used in) financing activities....................                   11                   (21,245)
                                                                           ------------------          -----------------

Net increase (decrease) in cash and cash equivalents...................            5,221,734                  (404,077)

Cash and cash equivalents at beginning of the period...................            7,704,245                 10,724,740
                                                                           ------------------          -----------------

Cash and cash equivalents at end of the period.........................        $  12,925,979               $ 10,320,663
                                                                           ==================          =================


The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                RECONCILIATION OF CONSOLIDATED NET INCOME (LOSS)
             TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                         FOR THE SIX-MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                    ---------





                                                                                            Six-Month Periods
                                                                                             Ended March 31,
                                                                              -----------------------------------------------
                                                                                       1999                        1998
                                                                                       ----                        ----

Net income (loss).........................................................        $ (3,404,027)                $ (2,826,251)
                                                                              ------------------        ---------------------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Accretion of U.S. Treasury Notes discount.................................             (15,358)                     (25,697)
Decrease (increase) in accounts receivable................................            (177,861)                    (398,741)
(Increase) decrease in inventories........................................              103,246                    (264,314)
(Increase) decrease in prepaid expenses and other assets..................               88,792                    (220,905)
Depreciation and amortization.............................................              417,039                      502,007
(Decrease)  increase in accounts payable and accrued expenses.............            (151,565)                    (250,846)
(Decrease) in income taxes payable........................................              (1,301)                      (2,500)
Non-cash reduction in value of investment in subsidiary...................                  ---                      194,178
Minority interest in subsidiary...........................................                  ---                    (153,541)
Net realized (gains) losses on sales of securities........................            (756,707)                  (1,499,375)
                                                                              ------------------        ---------------------

Total adjustments.........................................................            (493,715)                  (2,119,734)
                                                                              ------------------        ---------------------

Net cash provided by (used in) operating activities.......................        $ (3,897,742)                $ (4,945,985)
                                                                              ==================        =====================


The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

     The consolidated balance sheet of the Company, and the consolidated statements of operations and cash flows include the accounts of Kalisto Biologicals, Inc., an 80.7% owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated. These financial statements are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts in the fiscal 1998 financial statement have been reclassified to conform with the fiscal 1999 presentation.

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

B.   MARKETABLE SECURITIES

     The cost and market value of the Company's marketable securities portfolio are as follows:

                                                         March 31, 1999                         September 30, 1998
                                              -------------------------------------    --------------------------------------

                                                   Cost              Fair Value              Cost              Fair Value
                                              ----------------    -----------------    -----------------    -----------------

U. S. government securities
    Due in one year or less                         $     ---            $     ---          $ 7,484,642          $ 7,513,215

Corporate Bonds                                           ---                  ---              482,403              582,500

Preferred stock                                           ---                  ---              543,003              570,000

Common stock                                        9,513,486            9,502,501            9,608,225           10,431,227
                                              ----------------    -----------------    -----------------    -----------------

                                                  $ 9,513,486          $ 9,502,501          $18,118,273          $19,096,942
                                              ================    =================    =================    =================

C.   INCOME TAX

     There were no income tax provisions for the three and six month periods ended March 31, 1999 and 1998 due to net operating losses in those periods.

D.   EARNINGS (LOSS) PER SHARE

     The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. Aggregate options of 430,320 (weighted average exercise price of $11.21) and 404,849 (weighted average exercise price of $11.28) for the three and six-month periods ended March 31, 1999 and March 31, 1998, respectively, have not been included in the calculation of weighted average shares, since their effect would be anti-dilutive, given the net loss in those periods.

                                                        Three-Month Periods                         Six-Month Periods
                                                          Ended March 31,                            Ended March 31,
                                                     -------------------------                  --------------------------
                                                      1999                 1998                  1999                  1998
                                                      ----                 ----                  ----                  ----
  Weighted average number of shares
     issued and outstanding..................       6,767,660            6,745,837             6,767,574             6,742,118

  Common stock equivalents                                ---                  ---                   ---                   ---
  ---------------------------------------------- ------------- ------ ------------- ------- ------------- ------- -------------

  As adjusted................................       6,767,660            6,745,837             6,767,574             6,742,118
                                                 =============        =============         =============         =============


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward looking statements. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual results to differ materially from current expectations include the following: the ability to successfully market Feridex I.V.(R), GastroMARK(R) and the EndoCheck Plus(R) analyzer, the timing and result of FDA action, delays in arrangements with clinical investigations, uncertainties relating to results of the clinical trials of Combidex and other product candidates, achieving projected expense reductions, the need for additional cost reduction measures, the Company's dependence on its corporate partners, the Company's ability to obtain future financing, uncertainties relating to patents and proprietary rights, the ability of the Company to compete successfully in the future and the risks identified in the Company's Securities and Exchange Commission filings, including but not limited to its Form 10-K for the year ended September 30, 1998.


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

     In October 1997, the Company acquired approximately 80.7% of the issued and outstanding capital stock of Kalisto Biologicals, Inc. ("Kalisto"), an early-stage company that intends to develop, manufacture and market veterinary laboratory diagnostic products. The Company's results of operations reflect the operations of Kalisto for the period from the date of acquisiton until March 31, 1999.

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

     Under the auspices of the Audit Committee, the Company conducted and completed an assessment of its exposure to potential disruptions caused by the Year 2000 issue. In the first phase of its readiness investigation the Company identified its Clinical Data Network (which tracks and analyzes the results of product trials in support of FDA approvals) and its accounting system as mission-critical components that required protection from Year 2000 related disruption. The Company, in order to address Year 2000 concerns and as part of a general systems upgrade, has determined to modify the Clinical Data Network and replace the accounting system. The Company has obtained written confirmation that the new software applications are Year 2000 compliant. The accounting system has been replaced at this time and the Company expects that the necessary Clinical Data Network modifications will be installed and operational by the end of November 1999.

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

     All expenses related to determining and addressing Year 2000 readiness have been expensed as incurred and have amounted to roughly $60,000 to date. The Company has provided $200,000 for the enhancement of its systems in its operating and capital budgets for the current fiscal year. However, if compliance efforts of which the Company is not currently aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's Information Technology systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse impact on the Company.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999 AS COMPARED TO THE
-----------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 1998
----------------------------

REVENUES

     Total revenues for the second fiscal quarter ended March 31, 1999 were $2,283,733 compared to $1,986,441 for the second fiscal quarter ended March 31, 1998. The increase in revenues in the second quarter ended March 31, 1999 compared to the second quarter ended March 31, 1998 was due to an increase in both product sales and contract research and development, offset by a decrease in royalty income and lower interest, dividends and gains on sales of securities.

     Royalties for the fiscal quarter ended March 31, 1999 of $200,000 were $170,000 lower than in the fiscal quarter ended March 31, 1998 because of the launch of Feridex I.V. in Japan in the fiscal quarter ended March 31, 1998. Royalties in that quarter were higher because the Company's marketing partner made orders to stock product.

     Product sales for the second fiscal quarter ended March 31, 1999 were $1,001,239 compared to $619,464 for the second fiscal quarter ended March 31,1998. The increase of $381,775 was primarily due to sales of diagnostic systems by Kalisto Biologicals, Inc.

     Contract research and development revenues were $144,856 for the second fiscal quarter ended March 31, 1999 compared with none for the second fiscal quarter ended March 31,1998. The increase reflects the reimbursement of certain development costs of approximately $100,000 under an agreement with Berlex Laboratories, Inc. and development work done for Guerbet S.A.

     Interest, dividends and gains on sales of securities resulted in revenues of $937,638 in the fiscal quarter ended March 31, 1999 compared to $996,977 for the fiscal quarter ended March 31, 1998. Interest, dividends and net gains on sales of securities consisted of the following:

                                          Second Quarter Ended March 31,
                                     ----------------------------------------
                                            1999                    1998
                                            ----                    ----

Interest income                            $  124,436             $  202,832
Dividend income                                56,495                 61,800
Net gains on sales of securities              756,707                732,345
                                      ===============        ===============
Total                                      $  937,638             $  996,977
                                      ===============        ===============

COSTS AND EXPENSES

     As a result of increased product sales, the Company incurred costs of $155,903 for products sold in the quarter ended March 31, 1999 compared to $103,514 for the second fiscal quarter ended March 31, 1998. The cost of product sales for the three-month period ended March 31, 1999 remained relatively constant at 16% of product sales compared with 17% for the three-month period ended March 31, 1998. Direct costs of $15,815 were incurred for contract sponsored research and development during the three-month period ended March 31, 1999.

     Company sponsored research and development expenses for the second fiscal quarter ended March 31, 1999 were $1,980,625 compared to $2,166,670 for the second fiscal quarter ended March 31, 1998. The decrease in fiscal 1999 was due to the reduction of costs associated with a shift from research to development efforts at both Advanced Magnetics and Kalisto.

     Selling, general and administrative expenses were $1,346,808 for the second fiscal quarter ended March 31, 1999 compared to $942,317 for the second fiscal quarter ended March 31, 1998. The increase of $394,101 in fiscal 1999 was primarily related to increased costs for Kalisto sales efforts and increased legal expenses at Advanced Magnetics.

     The Company had $421,560 in other income during the second fiscal quarter ended March 31, 1999. An excise tax claim against the Commonwealth of Massachusetts was settled in the amount of $50,000 and an insurance settlement in the amount of $371,560 was made for damages to research facilities caused by a flood in June 1998.

INCOME TAXES

     There were no income tax provisions for the fiscal quarters ended March 31, 1999 and March 31, 1998 due to operating losses for both periods.

EARNINGS

     For the reasons stated above, there was a net loss of $793,857 or $(0.12) per share for the quarter ended March 31, 1999 compared to a net loss of $1,145,817 or $(0.17) per share for the fiscal quarter ended March 31, 1998.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE
--------------------------------------------------------------------------------
SIX MONTHS ENDED MARCH 31, 1998
-------------------------------

REVENUES

     Total revenues for the six-month period ended March 31, 1999 were $3,198,252 compared to $3,353,014 for the six-month period ended March 31, 1998.

     Royalties for the six-month period ended March 31, 1999 were $360,000 compared with royalties for the six-month period ended March 31, 1998 of $740,000. The decrease in royalties is associated with the non-recurring product launch of Feridex I.V. in Japan during the six-month period ended March 31, 1998.

     Product sales for the six-month period ended March 31, 1999 were $1,318,079 compared to $624,024 for the six-month period ended March 31, 1998. The increase is primarily due to Kalisto sales increases.

     Contract research and development revenues were $389,758 for the six-month period ended March 31, 1999 compared with none for the six-month period ended March 31,1998. The increase reflects the reimbursement of certain development costs of approximately $345,000 under an agreement with Berlex Laboratories, Inc. and development work done for Guerbet S.A.

     Interest, dividends and gains and losses on sales of securities resulted in revenues of $1,130,415 for the six-month period ended March 31, 1999 compared to $1,988,990 for the six-month period ended March 31, 1998. The decrease compared to the six-month period ended March 31, 1998 reflects the maturity of a U.S. Treasury Note and a decrease in interest income due to a reduction in interest bearing securities.

COSTS AND EXPENSES

     The cost of product sales for the six-month period ended March 31, 1999 was $268,084 compared to $109,319 for the six-month period ended March 31, 1998. The cost of product sales for the six-month period ended March 31, 1999 was 20.3% of product sales compared with 17.5% for the six-month period ended March 31, 1998. The higher rate of cost of sales reflects the increase in sales of Kalisto diagnostic systems as those systems have a higher cost of sales than do contrast agents in general. Direct costs of $15,815 were incurred for contract sponsored research and development during the six-month period ended March 31, 1999.

     Company sponsored research and development expenses for the six-month period ended March 31, 1999 remained relatively constant at $4,487,191 compared to $4,418,171 for the same period in 1998. Selling, general and administrative expenses increased to $2,268,565 for the six-month period ended March 31, 1999 from $1,805,316 for the six-month period ended March 31, 1998. The increase of $463,249 in fiscal 1999 was primarily related to increased costs for Kalisto sales efforts and increased legal expenses at Advanced Magnetics.

     The Company had $421,560 in other income during the six-month period ended March 31, 1999. An excise tax claim against the Commonwealth of Massachusetts was settled in the amount of $50,000 and an insurance settlement in the amount of $371,560 was made for damages to research facilities caused by a flood in June 1998.

INCOME TAXES

     There was no income tax provision for the six-month periods ended March 31, 1999 and March 31, 1998 due to operating losses for both periods.

EARNINGS

     For the reasons stated above, there was a net loss of $3,404,027 or $(0.50) per share for the six-month period ended March 31, 1999 compared to a net loss for the six-month period ended March 31, 1998 of $2,826,251 or $(0.42) per share.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company's cash and cash equivalents totaled $12,925,979 compared to $7,704,245 at September 30, 1998. In addition, the Company had marketable securities of $9,502,501 at March 31, 1999 compared to $19,096,942 on September 30, 1998. Net cash used in operating activities was $3,897,742 in the six-month period ended March 31, 1999 compared to net cash used in operating activities of $4,945,985 in the six-month period ended March 31, 1998. Cash provided by investing activities was $9,119,465 for the six-month period ended March 31, 1999 compared to $4,563,153 provided by investing activities in the six-month period ended March 31, 1998. Cash provided by investing activities in the six-month period ended March 31, 1999 included the proceeds of $2,959,633 from the sale of marketable securities and $7,500,000 from the maturing of a U.S. Treasury Note. Offsetting these proceeds was the purchase of marketable securities of $1,082,782 in the six-month period ended March 31, 1999. Cash provided by financing activities in the six-month period ended March 31, 1999 was $11 compared to $21,245 used in financing activities in the six-month period ended March 31, 1998.

     Capital expenditures during the six-month period ended March 31, 1999 were $257,386 compared to $345,950 in the six-month period ended March 31, 1998. This reflects a continuing upgrade to existing property, plant and equipment and purchases to support the research facilities of Kalisto.

     The Company has reduced its overhead by decreasing the number of its employees, excluding Kalisto, from 61 to 49 and has made, and will continue to make, cutbacks in discretionary expenditures. These efforts are expected to significantly reduce the Company's cash expenditures in what has been a difficult financing environment for small biopharmaceutical companies. The Company is being careful to retain all of its critical capabilities, including research and development, and to ensure that headcount reductions will reduce capacity rather than core competencies.

     Management believes that existing cash balances, cash generated from investing activities and cash generated from operations will be sufficient to meet cash and working capital requirements for the foreseeable future. In addition, the Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements. There can be no assurance, however, that such funding will be available on terms acceptable to the Company, if at all.

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



PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments in the legal proceedings to which the Company is a party since the description of the litigation with Sanofi Pharmaceuticals, Inc. described in the Company's most recent Form 10-Q for the quarter ended December 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 2, 1999, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders acted upon the following proposals: (i) election of directors and (ii) an amendment to the Company's 1993 Stock Plan (the "1993 Plan") to increase the number of shares of common stock available for issuance under the 1993 Plan from 500,000 to 700,000.

     Votes "FOR" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without designation, the shares represented by the proxy were voted "FOR" each proposal in the manner described in the Proxy Statement. On the record date (December 7, 1998), 6,767,660 shares of the Company's common stock were issued and outstanding.

     Voting results were as follows:

                     MATTER                             FOR          AGAINST       WITHHELD       ABSTAIN
                     ------                             ---          -------       --------       -------

1.  Election of Directors
       Leonard M. Baum                               5,730,493         N/A          52,040          N/A
       Jerome Goldstein                              5,730,493         N/A          52,040          N/A
       Leslie Goldstein                              5,730,493         N/A          52,040          N/A
       Joseph B. Lassiter, III                       5,730,493         N/A          52,040          N/A
       Michael D. Loberg                             5,730,493         N/A          52,040          N/A
       Edward B. Roberts                             5,730,493         N/A          52,040          N/A
       George M. Whitesides                          5,730,493         N/A          52,040          N/A

2.  Amendment to 1993 Plan                           5,451,336       301,812         N/A          29,385

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 10.1   1993 Stock Plan, as amended.

     Exhibit 27.1   Financial Data Schedule (EDGAR filing only)

     The Company did not file any current reports on Form 8-K during the quarter ended March 31, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                              ADVANCED MAGNETICS, INC.


Date    May 13, 1999                      By  /s/ Jerome Goldstein
      ----------------                        ----------------------------------
                                              Jerome Goldstein, Treasurer and
                                              Chairman of the Board of Directors


Date    May 13, 1999                      By  /s/ James A. Matheson
      ----------------                        ----------------------------------
                                              James A. Matheson, Vice President
                                              and Principal Accounting Officer