Form 10-Q
period 1999-06-30
ADVANCED MAGNETICS INC
filed 1999-08-13
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

       For the quarterly period ended                June 30, 1999
                                      ---------------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

       For the transition period from _________________ to  _________________


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


Yes  [X]     No  [ ]


At August 11, 1999, 6,769,927 shares of registrant's common stock (par value, $.01 per share) were outstanding.

                            ADVANCED MAGNETICS, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999



                          PART I. FINANCIAL INFORMATION





                         Item 1 -- Financial Statements

                            ADVANCED MAGNETICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                        June 30,        September 30,
                                                                          1999              1998
                                                                      ------------      ------------

                                     ASSETS

Current assets:
Cash and cash equivalents .........................................   $ 11,100,767      $  7,704,245
Marketable securities (Note B) ....................................     11,142,431        19,096,942
Accounts receivable ...............................................        413,146           995,010
Inventories .......................................................        348,977           448,630
Prepaid expenses ..................................................         70,451           228,985
                                                                      ------------      ------------
  Total current assets ............................................     23,075,772        28,473,812
                                                                      ------------      ------------
Property, plant and equipment:
Land ..............................................................        360,000           360,000
Building ..........................................................      4,702,955         4,497,005
Laboratory equipment ..............................................      8,093,769         8,065,834
Furniture and fixtures ............................................        772,265           745,560
                                                                      ------------      ------------
                                                                        13,928,989        13,668,399
Less-accumulated depreciation and amortization ....................     (8,943,339)       (8,331,740)
                                                                      ------------      ------------
Net property, plant and equipment .................................      4,985,650         5,336,659
                                                                      ------------      ------------
Other assets ......................................................        364,061           304,237
                                                                      ------------      ------------
  Total assets ....................................................   $ 28,425,483      $ 34,114,708
                                                                      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ..................................................   $    316,686      $    422,993
Accrued expenses ..................................................        568,379           720,266
Income taxes payable ..............................................         60,751            52,051
                                                                      ------------      ------------
  Total current liabilities .......................................        945,816         1,195,310

Commitments and contingencies .....................................             --                --

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
   2,000,000 shares; none issued ..................................             --                --
Common stock, par value $.01 per share,
   authorized 15,000,000 shares; issued and
   outstanding 6,769,927 shares at June 30, 1999
   and 6,767,358 shares at September 30, 1998 .....................         67,700            67,674
Additional paid-in capital ........................................     44,285,142        44,277,698
Retained earnings (deficit) .......................................    (18,146,757)      (12,404,643)
Accumulated other comprehensive income (Note B) ...................      1,273,582           978,669
                                                                      ------------      ------------
  Total stockholders' equity ......................................     27,479,667        32,919,398
                                                                      ------------      ------------
Total liabilities and stockholders' equity ........................   $ 28,425,483      $ 34,114,708
                                                                      ============      ============



The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                             Three-Month Period Ended      Nine-Month Period Ended
                                                                    June 30,                      June 30,
                                                            --------------------------    --------------------------
                                                               1999            1998           1999          1998
                                                            -----------    -----------    -----------    -----------

Revenues:
   Royalties ............................................   $   100,000    $    60,000    $   460,000    $   800,000
   Product sales ........................................       264,113        170,158      1,582,193        794,182
   Contract research and development ....................        85,430             --        475,187             --
   Interest, dividends and net gains
     and losses on sales of securities ..................       400,982      1,263,335      1,531,397      3,252,325
                                                            -----------    -----------    -----------    -----------
        Total revenues ..................................       850,525      1,493,493      4,048,777      4,846,507

Cost and expenses:
   Cost of product sales ................................        95,604         28,947        363,688        138,265
   Contract research and development expenses ...........         4,103             --         19,918             --
   Company sponsored research and
     development expenses ...............................     2,197,518      1,988,802      6,668,894      6,406,973
   Selling, general and administrative expenses .........       891,386        978,713      3,159,951      2,784,029
                                                            -----------    -----------    -----------    -----------
        Total costs and expenses ........................     3,188,611      2,996,462     10,212,451      9,329,267
Other (income) expenses                                              --             --       (421,561)            --
                                                            -----------    -----------    -----------    -----------
Income (loss) before minority interest
in subsidiary ...........................................    (2,338,086)    (1,502,969)    (5,742,113)    (4,482,760)
   Minority interest in subsidiary ......................            --         40,637             --        194,178
                                                            ===========    ===========    ===========    ===========
Net income (loss) .......................................   $(2,338,086)   $(1,462,332)   $(5,742,113)   $(4,288,582)
                                                            ===========    ===========    ===========    ===========
Basic net income (loss) per share .......................   $     (0.35)   $     (0.22)   $     (0.85)   $     (0.64)
Diluted net income (loss) per share .....................   $     (0.35)   $     (0.22)   $     (0.85)   $     (0.64)
Weighted average number of common shares ................     6,768,227      6,762,951      6,767,826      6,748,515
Weighted average number of common and common equivalent
  shares ................................................     6,768,227      6,762,951      6,767,826      6,748,515
                                                            -----------    -----------    -----------    -----------


The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                    Three-Month Period Ended      Nine-Month Period Ended
                                                           June 30,                      June 30,
                                                   --------------------------    --------------------------
                                                      1999            1998           1999           1998
                                                   -----------    -----------    -----------    -----------

Net income (loss) ..............................   $(2,338,086)   $(1,462,332)   $(5,742,113)   $(4,288,582)

Other comprehensive income:
   Unrealized gains (losses) on securities .....     1,541,465       (632,836)     1,308,518      1,701,201
   Reclassification adjustment for gains
     included in net income ....................      (256,898)      (974,451)    (1,013,605)    (2,473,826)
                                                   -----------    -----------    -----------    -----------
Other comprehensive income .....................     1,284,567     (1,607,287)       294,913       (772,625)
                                                   ===========    ===========    ===========    ===========
Comprehensive income (loss) ....................   $(1,053,519)   $(3,069,619)   $(5,447,200)   $(5,061,207)
                                                   ===========    ===========    ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE-MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                                                       Nine-Month Periods Ended
                                                                              June 30,
                                                                      --------------------------
                                                                          1999           1998
                                                                      -----------    -----------

Cash flows from (for) operating activities:
Cash received from customers .....................................    $ 2,714,250    $ 1,156,116
Cash paid to suppliers and employees .............................     (9,304,349)    (9,562,818)
Dividends and interest received ..................................        541,621        779,332
Royalties received ...............................................        469,558        681,419
Income tax refund ................................................         10,000             --
                                                                      -----------    -----------
Net cash provided by (used in) operating activities ..............     (5,568,920)    (6,945,951)

Cash flows from investing activities:
Proceeds from sales of securities ................................      3,398,422      8,993,685
Proceeds from U.S. Treasury Notes maturing .......................      7,500,000      5,000,000
Purchase of securities ...........................................     (1,620,035)    (6,317,477)
Capital expenditures .............................................       (260,590)      (436,687)
(Increase) in other assets .......................................        (59,824)       (55,335)
                                                                      -----------    -----------
Net cash provided by (used in) investing activities ..............      8,957,973      7,184,186

Cash flows from financing activities:
Proceeds from issuances of common stock ..........................          7,469        189,757
Purchase of treasury stock .......................................             --       (156,349)
                                                                      -----------    -----------
Net cash provided by (used in) financing activities ..............          7,469         33,408
                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents .............      3,396,522        271,643
Cash and cash equivalents at beginning of the period .............      7,704,245     10,724,740
                                                                      -----------    -----------
Cash and cash equivalents at end of the period ...................    $11,100,767    $10,996,383



The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                       RECONCILIATION OF NET INCOME (LOSS)
             TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                        FOR THE NINE-MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                             Nine-Month Periods Ended
                                                                                    June 30,
                                                                           --------------------------
                                                                               1999           1998
                                                                           -----------    -----------

Net income (loss) ......................................................   $(5,742,113)   $(4,288,582)
                                                                           -----------    -----------
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:

Accretion of U.S. Treasury Notes discount ..............................       (15,358)       (37,216)
Decrease (increase) in accounts receivable .............................       581,864        143,713
(Increase) decrease in inventories .....................................        99,653       (353,697)
(Increase) decrease in prepaid expenses ................................       158,534        (69,654)
Depreciation and amortization ..........................................       611,599        754,698
(Decrease) increase in accounts payable and accrued expenses ...........      (258,194)      (618,887)
(Decrease) increase in income taxes payable ............................         8,700         (2,500)
Net realized (gains) losses on sales of securities .....................    (1,013,605)    (2,473,826)
                                                                           -----------    -----------
Total adjustments ......................................................       173,193     (2,657,369)
                                                                           -----------    -----------
Net cash provided by (used in) operating activities ....................   $(5,568,920)   $(6,945,951)
                                                                           ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

         In October 1997, the Company acquired approximately 80.7% of the issued and outstanding capital stock of Kalisto Biologicals, Inc. ("Kalisto"). Since that date the consolidated balance sheet of the Company, and the consolidated statements of operations and cash flows include the accounts of Kalisto. All significant inter-company balances and transactions have been eliminated. See Note H. for subsequent event.

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

B.       MARKETABLE SECURITIES

         The cost and market value of the Company's marketable securities portfolio were as follows:

                                              June 30, 1999               September 30, 1998
                                        -------------------------      -------------------------
                                           Cost       Fair Value          Cost       Fair Value
                                        -----------   -----------      -----------   -----------

U. S. government securities
    Due in one year or less ..........  $        --   $        --      $ 7,484,642   $ 7,513,215
Corporate bonds ......................           --            --          482,403       582,500
Preferred stock ......................           --            --          543,003       570,000
Common stock .........................    9,868,849    11,142,431        9,608,225    10,431,227
                                        -----------   -----------      -----------   -----------
                                        $ 9,868,849   $11,142,431      $18,118,273   $19,096,942
                                        ===========   ===========      ===========   ===========


C.       INCOME TAX

         There were no income tax provisions for the three and nine month periods ended June 30, 1999 and 1998 due to a net operating loss in the three and nine months ended June 30, 1999 and the three and nine months ended June 30, 1998.

D.       EARNINGS (LOSS) PER SHARE

         The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. Common equivalent shares are not included in the per share calculations because the effect of their inclusion would be anti-dilutive, given the net loss in all periods presented. Aggregate options of 547,820 (weighted average exercise price of $9.67) and 413,049 (weighted average exercise price of $11.30) were outstanding as of June 30, 1999 and June 30, 1998.

                                              Three-Month Periods        Nine-Month Periods
                                                Ended June 30,            Ended June 30,
                                             ---------------------     ---------------------
                                               1999        1998          1999        1998
                                             ---------   ---------     ---------   ---------

Weighted average number of shares
   issued and outstanding ................   6,768,227   6,762,951     6,767,826   6,748,515
Common stock equivalents .................          --          --            --          --
                                             ---------   ---------     ---------   ---------
As adjusted ..............................   6,768,227   6,762,951     6,767,826   6,748,515
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

         The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled Advanced Magnetics, Inc. v. Sanofi Pharmaceuticals, Inc. and Sanofi SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. Sanofi Pharmaceuticals, Inc. also filed a motion to dismiss the Company's tortious interference claim, which the Court denied on July 3, 1998. On October 26, 1998, the Company served a motion for partial summary judgment which, among other things, requests judgment in its favor on all of Sanofi Pharmaceuticals, Inc.'s counterclaims. On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On November 23, 1998, Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. On December 18, 1998, the court held a hearing on the Company's motion for partial summary judgment. On June 15, 1999, the court granted partial summary judgement in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.'s counterclaims for breach of contract, unjust enrichment, conversion, account annexed and violation of Mass. Gen. Laws ch. 93A. While the final outcome of the remaining claims and newly-asserted counterclaims cannot be determined, the Company will pursue its claims vigorously, and believes that Sanofi Pharmaceuticals, Inc.'s remaining counterclaims are equally without merit and intends to defend them vigorously.

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

         In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

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

H.       SUBSEQUENT EVENT.

         On July 1, 1999, the Company divested its majority interest in Kalisto Biologicals, Inc. Terms of the divestiture included the Company relinquishing control of Kalisto by the resignation of the Company's representatives from Kalisto's Board of Directors and the sale by Advanced Magnetics of approximately 63% of Kalisto's stock to Kalisto's founder. The Company retains a 19.5% ownership position in Kalisto. Accordingly, Kalisto will no longer be consolidated with Advanced Magnetics from July 1, 1999 forward. A loss on the transaction of approximately $350,000 will be recognized in the fourth quarter of 1999. Kalisto generated revenues of $248,618 and $918,401 for the three and nine months ended June 30, 1999. Kalisto recorded net losses of $(346,173) and $(965,676) for the three and nine months ended June 30, 1999. Kalisto had net assets of $(1,341,311) as of June 30, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward looking statements. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual results to differ materially from current expectations include the following: the ability to successfully market Feridex I.V.(R) and GastroMARK(R), the timing and result of FDA action, delays in arrangements with clinical investigations, uncertainties relating to results of the clinical trials of Combidex(R) and other product candidates, achieving projected expense reductions, the need for additional cost reduction measures, the Company's dependence on its corporate partners, the Company's ability to obtain future financing, uncertainties relating to patents and proprietary rights, the ability of the Company to compete successfully in the future and the risks identified in the Company's Securities and Exchange Commission filings, including but not limited to its Form 10-K for the year ended September 30, 1998.

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

         In October 1997, the Company acquired approximately 80.7% of the issued and outstanding capital stock of Kalisto Biologicals Inc. ("Kalisto"). The Company's results of operations and cash flows reflect the activities of Kalisto for the period from the date of acquisition until June 30, 1999. See "Liquidity and Capital Resources" for further information on changes in Advanced Magnetics' ownership of Kalisto.

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

         All expenses related to determining and addressing Year 2000 readiness have been expensed as incurred and have amounted to roughly $80,000 to date. The Company has provided $200,000 for the enhancement of its systems in its operating and capital budgets for the current fiscal year. However, if compliance efforts of which the Company is not currently aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's Information Technology systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse impact on the Company.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999 AS COMPARED TO THE QUARTER ENDED JUNE 30, 1998

REVENUES

         Total revenues for the third fiscal quarter ended June 30, 1999 were $850,525 compared to $1,493,493 for the third fiscal quarter ended June 30, 1998. The decrease in revenues in the third fiscal quarter ended June 30, 1999 compared to the third fiscal quarter ended June 30, 1998 was primarily due to a decrease in gains on sales of securities.

         Royalties earned on sales of the Company's products by its marketing partners for the fiscal quarter ended June 30, 1999 were $100,000 as compared to $60,000 for the third fiscal quarter ended June 30, 1998, reflecting increased sales of the Company's contrast agents.

         Product sales for the third fiscal quarter ended June 30, 1999 were $264,113 compared to $170,158 for the third fiscal quarter ended June 30, 1998, primarily due to higher sales by Kalisto Biologicals, Inc.

         Contract research and development revenues were $85,430 for the third fiscal quarter ended June 30, 1999 compared with none for the third fiscal quarter ended June 30, 1998. The increase reflects the reimbursement of certain development costs under an agreement with Berlex Laboratories, Inc. and development work done for Guerbet S.A.

         Interest, dividends and gains on sales of securities resulted in revenues of $400,982 in the fiscal quarter ended June 30, 1999 compared to $1,263,335 for the fiscal quarter ended June 30, 1998. Interest, dividends and net gains on sales of securities consisted of the following:

                                                        Third Quarter Ended
                                                             June 30,
                                                       ----------------------
                                                         1999        1998
                                                       --------    ----------

Interest income ...................................    $127,103    $  239,498
Dividend income ...................................      16,981        49,386
Net gains on sales of securities ..................     256,898       974,451
                                                       --------    ----------
Total .............................................    $400,982    $1,263,335
                                                       ========    ==========


COSTS AND EXPENSES

         The Company incurred costs of $95,604 for products sold in the third fiscal quarter ended June 30, 1999 compared to $28,947 for the third fiscal quarter ended June 30, 1998. The cost of product sales for the quarter ended June 30, 1999 was 36% of product sales compared with 17% for the quarter ended June 30, 1998. Almost all of the sales in the third fiscal quarter ended June 30, 1999 were sales by Kalisto which have a higher cost of sales than Advanced Magnetics' products. Contract sponsored research and development costs of $4,103 were incurred during the quarter ended June 30, 1999, compared to none in the quarter ended June 30, 1998.

         Research and development expenses for the third fiscal quarter ended June 30, 1999 increased slightly to $2,197,518 compared to $1,988,802 for third fiscal quarter ended June 30, 1998. The increase was caused by increases for the completion of clinical trials for Combidex. Selling, general and administrative expenses were $891,386 for third fiscal quarter ended June 30, 1999 compared to $978,713 for the third fiscal quarter ended June 30, 1998. The decrease of $87,327 for the third fiscal quarter 1999 was due to higher sales and marketing expenses being more than offset by lower legal expenses for Advanced Magnetics.

INCOME TAXES

         There were no income tax provisions for the fiscal quarters ended June 30, 1999 and June 30, 1998 due to operating losses for both periods.

EARNINGS

         For the reasons stated above, there was a net loss of $2,338,086 or $(0.35) basic and diluted earnings per share for the quarter ended June 30, 1999 compared to a net loss of $1,462,332 or $(0.22) basic and diluted earnings per share for the fiscal quarter ended June 30, 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1998

REVENUES

         Total revenues for the nine-month period ended June 30, 1999 were $4,048,777 compared to $4,846,507 for the nine-month period ended June 30, 1998.

         Royalties for the nine-month period ended June 30, 1999 were $460,000 compared with royalties for the nine-month period ended June 30, 1998 of $800,000. The decrease in royalties is associated with the non-recurring product launch of Feridex I.V. in Japan that occurred during the nine-month period ended June 30, 1998.

         Product sales for the nine-month period ended June 30, 1999 were $1,582,193 compared to $794,182 for the nine-month period ended June 30, 1998. Sales during the nine-month period ended June 30, 1999 were higher because of increased sales by Kalisto Biologicals.

         Contract research and development revenues were $475,187 for the nine-month period ended June 30, 1999 compared with none for the nine-month period ended June 30, 1998. The increase reflects the reimbursement of certain development costs under an agreement with Berlex Laboratories, Inc. and development work done for Guerbet S.A.

         Interest, dividends and gains and losses on sales of securities resulted in revenues of $1,531,397 for the nine-month period ended June 30, 1999 compared to $3,252,325 for the nine-month period ended June 30, 1998. The decrease of $1,720,928 compared to the nine-month period ended June 30, 1998 reflects the decrease of $1,460,221 in gains on sales of securities, a decrease of $210,808 in interest income associated with the maturities of U.S. Treasury Notes and a decrease of $49,899 in dividend income due to a reduction in dividend bearing securities.

COSTS AND EXPENSES

         The cost of product sales for the nine-month period ended June 30, 1999 was $363,688 compared to $138,265 for the nine-month period ended June 30, 1998. The increase in cost of sales is a result of the increase in product sales in general, and an increase in the proportion of sales coming from the Kalisto product line during the nine-month period. The cost of product sales for the nine-month period ended June 30, 1999 was 23.0% of product sales compared with 17.4% for the nine-month period ended June 30, 1998. The cost of product sales, as a percentage of product sales, increased because of a change in product mix during the quarter. Contract research and development costs of $19,918 were incurred during the nine-month period ended June 30, 1999, compared to none in the nine-month period ended June 30, 1998.

         Research and development expenses for the nine-month period ended June 30, 1999 remained relatively constant at $6,668,894 compared to $6,406,973 for the same period in 1998. The increase was caused by increases for the completion of clinical trials for Combidex. Selling, general and administrative expenses increased to $3,159,951 for the nine-month period ended June 30, 1999 from $2,784,029 for the nine-month period ended June 30, 1998. The increase was due primarily to the increase in sales and marketing expenses for Kalisto in fiscal 1999.

         The Company had $421,561 in other income during the nine-month period ended June 30, 1999. An excise tax claim against the Commonwealth of Massachusetts was settled in the amount of $50,000 and an insurance settlement in the amount of $371,561 was made for damages to research facilities caused by a flood in June 1998.

INCOME TAXES

         There was no income tax provision for the nine-month period ended June 30, 1999 or the nine-month period ended June 30, 1998 due to operating losses for both periods.

EARNINGS

         For the reasons stated above, there was a net loss of $5,742,113 or $(0.85) basic and diluted earnings per share for the nine-month period ended June 30, 1999 compared to a net loss for the nine-month period ended June 30, 1998 of $4,288,582 or ($0.64) basic and diluted earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company's cash and cash equivalents totaled $11,100,767 compared to $7,704,245 at September 30, 1998. In addition, the Company had marketable securities of $11,142,431 at June 30, 1999 compared to $19,096,942 on September 30, 1998. Net cash used in operating activities was $5,568,920 in the nine-month period ended June 30, 1999 compared to net cash used in operating activities of $6,945,951 in the nine-month period ended June 30, 1998. Cash provided by investing activities was $8,957,973 for the nine-month period ended June 30, 1999 compared to $7,184,186 provided by investing activities in the nine-month period ended June 30, 1998. Cash provided by investing activities in the nine-month period ended June 30, 1999 included the proceeds of $3,398,422 from the sale of marketable securities and $7,500,000 from the maturing of a U.S. Treasury Note. Offsetting these proceeds was the purchase of marketable securities of $1,620,035 in the nine-month period ended June 30, 1999. Cash provided by financing activities in the nine-month period ended June 30, 1999 was $7,469 compared to $33,408 provided by financing activities in the nine-month period ended June 30, 1998. Cash used in financing activities in the nine-month period ended June 30, 1998 included $156,349 for the purchase of the Company's stock on the open market.

         Capital expenditures in the nine-month period ended June 30, 1999 were $260,590 compared to $436,687 in the nine-month period ended June 30, 1998. This reflects a continuing upgrade to existing property, plant and equipment. Capital expenditures are projected to remain the same for the foreseeable future.

         During the third fiscal quarter of 1999, the Company reduced its overhead by decreasing the number of its employees, excluding Kalisto, from 61 to 49 and made, and will continue to make, cutbacks in discretionary expenditures. These efforts are expected to significantly reduce the Company's cash expenditures in what has been a difficult financing environment for small biopharmaceutical companies. The Company is being careful to retain all of its critical capabilities, including research and development, and to ensure that headcount reductions will reduce capacity rather than core competencies.

         On July 1, 1999, the Company divested its majority interest in Kalisto Biologicals, Inc. Terms of the divestiture included the Company relinquishing control of Kalisto by the Company's resignation from Kalisto's Board of Directors and the sale by Advanced Magnetics of approximately 63% of Kalisto's stock to Kalisto's founder. The Company retains a 19.5% ownership position in Kalisto. Accordingly, Kalisto will no longer be consolidated with Advanced Magnetics from July 1, 1999 forward. A loss on the transaction of approximately $350,000 will be recognized in the fourth quarter of 1999. Kalisto generated revenues of $248,618 and $918,401 for the three and nine months ended June 30, 1999. Kalisto recorded net losses of $(346,173) and $(965,676) for the three and nine months ended June 30, 1999. Kalisto had net assets of $(1,341,311) as of June 30, 1999.

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

         In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change to the information concerning the Company's market risk sensitive instruments as set forth in the Company's 10-K for the period ended September 30, 1998.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled Advanced Magnetics, Inc. v. Sanofi Pharmaceuticals, Inc. and Sanofi SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. Sanofi Pharmaceuticals, Inc. also filed a motion to dismiss the Company's tortious interference claim, which the Court denied on July 3, 1998. On October 26, 1998, the Company served a motion for partial summary judgment which, among other things, requests judgment in its favor on all of Sanofi Pharmaceuticals, Inc.'s counterclaims. On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On November 23, 1998, Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. On December 18, 1998, the court held a hearing on the Company's motion for partial summary judgment. On June 15, 1999, the court granted partial summary judgement in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.'s counterclaims for breach of contract, unjust enrichment, conversion, account annexed and violation of Mass. Gen. Laws ch. 93A. While the final outcome of the remaining claims and newly-asserted counterclaims cannot be determined, the Company will pursue its claims vigorously, and believes that Sanofi Pharmaceuticals, Inc.'s remaining counterclaims are equally without merit and intends to defend them vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27.1   Financial Data Schedule (EDGAR filing only)

         The Company did not file any current reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ADVANCED MAGNETICS, INC.


Date  August 12, 1999                By: /s/ Jerome Goldstein
    ------------------------         ------------------------------------------
                                         Jerome Goldstein, Treasurer
                                         and Chairman of the Board of Directors


Date  August 12, 1999                By: /s/ James A. Matheson
    ------------------------         ------------------------------------------
                                         James A. Matheson, Vice President
                                         and Principal Accounting Officer