Form 10-K
period 1999-09-30
ADVANCED MAGNETICS INC
filed 1999-12-17
CIK 792977

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 7, 1999, there were 6,752,027 shares of the registrant's Common Stock, $.01 par value per share, outstanding. The aggregate market value of the registrant's voting stock held by nonaffiliates as of December 7, 1999 was approximately $24,895,020.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1999 ANNUAL MEETING OF STOCKHOLDERS, SCHEDULED TO BE HELD ON FEBRUARY 1, 2000, ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS:

COMPANY OVERVIEW

     Advanced Magnetics, Inc., a Delaware corporation ("Advanced Magnetics" or the "Company"), develops, manufactures and markets organ-specific contrast agents to improve the diagnostic capabilities of soft tissue magnetic resonance imaging ("MRI") scans. The Company's liver contrast agent, Feridex I.V.(R), is approved and marketed in Europe, Japan, the United States, Argentina, South Korea, China and Israel. The Company's oral contrast agent, GastroMARK(R), used for delineating the bowel in MRI procedures, is approved and marketed in Europe and the United States. The Company anticipates submitting a New Drug Application ("NDA") for Combidex(R), the Company's contrast agent for the diagnosis of lymph node and liver disease, to the U.S. Food and Drug Administration ("FDA") before the end of calendar 1999. Code 7228, the Company's lead MRI contrast agent in the development pipeline, has completed Phase I clinical studies in the United States. The product is being evaluated for both cardiology and oncology MRI applications.

     MRI is a diagnostic imaging technique that is used to visualize internal abnormalities and changes in structure. Contrast agents increase the usefulness of MRI by allowing physicians to differentiate structures and organs with greater diagnostic confidence. Currently, the primary use of MRI is for studies of the central nervous system, abdominal structures and joints such as the knee and shoulder. The Company believes that the development of effective contrast agents would allow MRI to be used for a wider range of applications and should increase the use of MRI as a diagnostic imaging technique, in turn generating additional demand for MRI contrast agents.

     The liver and the lymphatic system are among the principal sites where metastases of many common cancers (including colon, prostate and breast cancer) are discovered. The Company believes that MRI exams of the liver produced with contrast agents provide more diagnostic information and permit the identification of smaller abnormalities than images produced by MRI studies without contrast agents or images produced by contrast enhanced computed tomography ("CECT"). Additionally, the Company believes that MRI exams of lymph nodes using a contrast agent provide increased confidence in the diagnosis of metastatic disease. As a result, MRI contrast agents frequently allow for more accurate diagnosis and monitoring of treatment results and may be a cost-effective way to assess medical treatments and to improve patient outcomes.

     CECT is currently the primary imaging technique used to confirm a preliminary or suspected diagnosis of liver cancer. Feridex I.V. is the first organ-specific MRI contrast agent designed specifically for the liver and is marketed in the United States, Europe, Japan, Argentina, South Korea, China and Israel. With respect to the lymphatic system, there are no contrast agents currently available. An MRI contrast agent that localizes to and causes contrast enhancement of the lymph nodes, such as Combidex, could allow for more accurate disease diagnosis and monitoring of treatment results. The Company also believes that GastroMARK, because it enhances the contrast between the bowel and other abdominal structures, may increase the use of MRI for diagnosing abdominal disease.

     To facilitate the marketing and distribution of its contrast agents, the Company has entered into strategic relationships with certain established pharmaceutical companies. These marketing and distribution partners, both in the United States and abroad, include: (i) Guerbet S.A. ("Guerbet"), a leading European producer of contrast agents, in Western Europe and Brazil; (ii) Eiken Chemical Co., Ltd., ("Eiken"), one of Japan's leading medical diagnostics manufacturers, in Japan; (iii) Berlex Laboratories, Inc. ("Berlex"), the leading U.S. marketer of MRI contrast agents, in the United States; and (iv) Mallinckrodt Inc. ("Mallinckrodt"), a leading manufacturer of contrast agents, in the United States, Canada and Mexico.

     The Company was incorporated in Delaware in November 1981. The Company's principal offices are located at 61 Mooney Street, Cambridge, Massachusetts 02138, and its telephone number is (617) 497-2070.

MRI CONTRAST AGENTS

     Diagnostic Imaging. Diagnostic imaging is generally a non-invasive method to visualize internal structures, abnormalities or anatomical changes in order to diagnose disease and injury. Today, the most widely accepted imaging techniques include x-rays, ultrasound, nuclear medicine, Computed Tomography ("CT") and MRI. Since the introduction of x-rays, doctors have sought increasingly accurate and detailed non-invasive visualization of soft tissue for diagnostic purposes. Diagnostic imaging is frequently used to determine whether a cancer has metastasized or recurred and where it is located, as well as to assist physicians in determining whether a treated cancer has shrunk. In addition, diagnostic imaging is used in the diagnosis of disease affecting the cardiovascular and central nervous systems as well as diagnosis of broken bones and injuries in certain joints, such as the knee and shoulder. The choice of diagnostic imaging technique to be used in any particular circumstance depends upon a variety of factors, including the particular disease or condition to be studied, image quality, availability of imaging machines, availability of contrast agents, cost and managed health care policies. There is no imaging technique that is considered superior to all others for most or all applications.

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

     Contrast Agents. Contrast agents play a significant role in improving the quality of diagnostic images by increasing contrast between different internal structures or types of tissues in various disease states and medical conditions of interest. Consequently, contrast agents, which are administered intravenously or orally, are widely used when available. The availability of effective contrast agents often determines the choice of imaging technique for a particular procedure. Currently available imaging techniques can be of limited usefulness in visualizing certain soft-tissue structures. For example, diagnostic imaging of lymph nodes, a common site of metastasis for some frequently occurring cancers such as breast cancer and prostate cancer, is currently limited because, the Company believes, there are no effective contrast agents for differentiating diseased tissue from normal nodes.

TECHNOLOGY

     Advanced Magnetics' core imaging agent technology is based on the characteristic properties of extremely small, polysaccharide-coated superparamagnetic iron oxide particles. The Company's core competencies are the ability to design such particles for particular applications and manufacture the particles in controlled sizes. The superparamagnetic particles range in size from approximately one-thousandth to one-twentieth the size of a normal red blood cell. When placed in a magnetic field, superparamagnetic iron oxide particles become strongly magnetic, but lose their magnetism once the field is removed. Once inside the targeted organ or area of study, the powerful magnetic properties of the Company's iron oxide particles result in images that show greater soft tissue contrast and thus increase the information available to the reviewing radiologist. The Company's technology and expertise enable it to synthesize, sterilize and stabilize superparamagnetic particles in a manner necessary for their use in pharmaceutical products such as MRI contrast agents to aid in the diagnosis of cancer and other diseases. The Company's rights to its contrast agent technology are derived from and protected by license agreements, patents, patent applications and trade secrets. See "Patents and Trade Secrets."

PRODUCTS

     The following table summarizes applications, marketing partners and current U.S. and foreign status for each of the Company's products.

                          ADVANCED MAGNETICS' PRODUCTS

PRODUCT                  APPLICATIONS     MARKETING PARTNERS     U.S. STATUS      FOREIGN STATUS
-------                  ------------     ------------------     -----------      --------------
Combidex               Diagnosis of       Guerbet (western    NDA anticipated    Dossier filed
                       lymph node         Europe and          before the end of  December 1999 for
                       disease and        Brazil).            calendar 1999.     lymph node
                       lesions of the                                            indication.
                       liver and spleen.
Feridex I.V.           Diagnosis of       Berlex (United      Approved and       Approved and
                       liver lesions.     States), Eiken      marketed.          marketed in Japan
                                          (Japan), Guerbet                       and in most EU
                                          (western Europe                        countries.
                                          and Brazil).

GastroMARK             Marking of the     Guerbet (western    Approved and       Approved and
                       bowel in           Europe and          marketed.          marketed in many
                       abdominal          Brazil),                               EU countries
                       imaging.           Mallinckrodt                           including France.
                                          (United States,
                                          Canada and
                                          Mexico).

Code 7228              Magnetic           Guerbet (western    Phase I clinical
                       Resonance          Europe and          trial completed.
                       Angiography,       Brazil).
                       primary and
                       secondary tumor
                       imaging, lymph
                       node imaging.

     "Phase I clinical trials" refers to the first phase of human pharmaceutical clinical trials in which testing for the safety and tolerance of the product is conducted on a small group of normal subjects. "Phase II clinical trials" and "Phase III clinical trials" are the second and third phases of human clinical trials, where preliminary dosing and efficacy studies are conducted and where additional testing for efficacy and safety is conducted on an expanded patient group. "NDA" is a New Drug Application that is filed with the U.S. Food and Drug Administration ("FDA") when seeking marketing approval for a product in the United States. "Dossier" is the EU equivalent of an NDA and is filed with the Committee for Proprietary Medicinal Products, the EU equivalent of the FDA. For a further description of the substantial regulatory requirements subsequent to the completion of preclinical testing, see "Government Regulation and Reimbursement."

     Combidex. The Company believes that Combidex will be useful in the diagnostic imaging of lymph nodes and well-perfused abdominal organs (liver and spleen). Lymph nodes are frequently the site for metastases of different types of cancer, particularly breast cancer and prostate cancer. Effective imaging of lymph nodes could play a major role in determining appropriate patient management. There are currently no available non-invasive methods for distinguishing between lymph nodes enlarged by the infiltration of cancerous cells as opposed to inflammation. Since CT, the only imaging modality currently used for imaging lymph nodes, cannot distinguish between inflamed nodes and cancerous nodes, the current practice is to assume that enlarged nodes are cancerous and to perform a biopsy to establish their true status. Nodes less than ten millimeters in size are assumed to be normal. The Company believes that Combidex will enable doctors using MRI to have improved diagnostic confidence in differentiating between normal and diseased lymph nodes, irrespective of node size, because Combidex only accumulates in normal lymph node tissue and can therefore facilitate differentiation between tumorous nodes and inflamed nodes. The Company also believes that Combidex can be used to identify tumors in the liver and spleen because tumors have different vascularity in comparison to surrounding tissue and can therefore be differentiated by how the agent is absorbed.

     The Company has granted exclusive rights to market and sell Combidex in western Europe and Brazil to Guerbet. See "Licensing and Marketing Arrangements."

     Feridex I.V. The liver is a principal site for metastasis of primary cancers originating in other parts of the body, particularly colon cancer, a common cancer in the United States. Identification of metastatic tumors in the liver has a significant impact on physicians' treatment plans for cancer because proper staging of disease affects treatment plans. Diagnosis of metastases at an early stage can be difficult because small tumors are frequently not accompanied by detectable physical symptoms. The Company believes that contrast-enhanced MRI exams using Feridex I.V. allow for the ability to image liver tumors that may not be visible with CT scanning or ultrasound, the most widely used techniques for liver imaging, and that a substantial number of liver scans may now be done using MRI instead of, or in addition to, CT scanning and ultrasound.

     Marketing of Feridex I.V. began in October 1996 by Berlex in the United States. Berlex is the Company's exclusive marketing partner for Feridex I.V. in the United States. Feridex I.V. was approved in August 1994 by the European Union's (the "EU") Committee for Proprietary Medicinal Products and most of the member states of the EU have since issued local approvals to market the product. Guerbet began marketing the product in Europe in late 1994. Eiken received approval for marketing the product in Japan in July 1997 and received pricing approval in September 1997. Feridex I.V. was launched in Japan in September 1997 through Eiken's affiliate Tanabe Seiyaku, Ltd. See "Licensing and Marketing Arrangements."

     GastroMARK. MRI imaging of organs and tissues in the abdomen without contrast agents is difficult because these organs and tissues cannot be easily distinguished from the loops of the bowel. GastroMARK, the Company's oral contrast agent for marking of the bowel, when ingested, flows through and darkens the bowel. By more clearly identifying the intestinal loops, GastroMARK improves visualization of adjacent abdominal tissues, such as the pancreas.

     In April 1997, the Company's marketing partner, Mallinckrodt, launched GastroMARK in the United States. The Company has licensed the marketing rights to GastroMARK on an exclusive basis to Guerbet in western Europe and Brazil. During fiscal 1993, Guerbet received marketing approval for the product in several European countries including France, and marketing of the product in Europe began. See "Licensing and Marketing Arrangements."

     Code 7228. Code 7228 is a blood pool agent, an agent that stays in the blood stream for an extended period of time, that may be useful as a contrast agent for Magnetic Resonance Angiography ("MRA") as well as cardiac perfusion. In addition, Code 7228 may be useful for the detection of metastatic and primary tumors, including breast cancer, and may also improve tumor border delineation. A Phase I clinical study of Code 7228 has been completed and the data is currently being evaluated in order to plan appropriate Phase II studies.

     The Company has granted exclusive rights to market and sell Code 7228 in western Europe and Brazil to Guerbet. See "Licensing and Marketing Arrangements."

LICENSING AND MARKETING ARRANGEMENTS

     BERLEX. In February 1995, the Company entered into a license and marketing agreement and a supply agreement with Berlex, granting Berlex exclusive marketing rights to Feridex I.V. in the United States. Under the terms of the agreements, Berlex paid a $5,000,000 license fee upon execution of the agreements and paid an additional $5,000,000 license fee in October 1996 upon the Company's delivery of FDA-approved product to Berlex. In addition, Berlex pays the Company for manufacturing the agent and royalties on sales of the agent. Under the terms of the licensing and marketing agreement Berlex pays for 60% of ongoing development expenses associated with Feridex I.V. These agreements expire in 2010 but can be terminated earlier upon the occurrence of certain specified events. Under the terms of the agreement, the Company has the right to terminate the exclusivity of the marketing rights based on inadequate sales performance by Berlex, but has not exercised that right at this time.

     EIKEN. In 1988, the Company entered into a manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right to manufacture and distribute Feridex I.V. in Japan. Eiken was responsible for conducting clinical trials and securing the necessary regulatory approvals in Japan. Under the terms of the agreement, Eiken paid the Company license fees of $1,500,000. In addition, Eiken pays royalties based upon sales. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals were obtained.

     In 1990, the Company entered into a second manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right to manufacture and distribute GastroMARK and Combidex in Japan. In addition, for a period of 180 days after the Company files an IND for any future Advanced Magnetics' MRI contrast agents, Eiken has the right of first refusal to manufacture and distribute such product in Japan. Upon execution of this agreement, Eiken paid the Company a license fee of $1,000,000. Additionally, Eiken agreed to pay the Company royalties on sales of all products sold by Eiken under the agreement. The agreement is perpetual but terminable upon specified events such as nonperformance, insolvency or assignment without consent. Due to market conditions in Japan, Eiken has decided not to market GastroMARK or Combidex and rights to these products in Japan have reverted back to the Company. Additionally, Eiken has decided not to exercise its option to develop Code 7228 in Japan.

     GUERBET. In 1987, the Company entered into a supply and distribution agreement with Guerbet. Under this agreement, Guerbet has been appointed the exclusive distributor of Feridex I.V. in western Europe (under the tradename Endorem(TM)) and Brazil. Guerbet is responsible for conducting clinical trials and securing the necessary regulatory approvals in the countries in its territory. Guerbet paid the Company license fees and is required to pay royalties based on sales. The Company is entitled to receive an additional percentage of Guerbet's sales in return for selling to Guerbet its requirements for the active ingredient used in Endorem. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals were obtained in France.

     In 1989, the Company entered into a second supply and distribution agreement with Guerbet granting Guerbet an exclusive right in western Europe and Brazil to manufacture and sell GastroMARK (under the tradename Lumirem(TM)) and any future Advanced Magnetics MRI contrast agents that Guerbet decides to market. At this time Guerbet has taken the rights to Combidex (under the tradename Sinerem(TM)) and Code 7228. Under the terms of this second distribution agreement, Guerbet paid the Company a license fee in 1989. In addition, Guerbet will pay the Company both royalties and a percentage of net sales as the purchase price for the active ingredient of the licensed products. The Company is required to sell to Guerbet its requirements for the active ingredient used in the contrast agents. The agreement is perpetual but terminable upon specified events such as nonperformance, insolvency or assignment without consent.

     MALLINCKRODT. In 1990, the Company entered into a manufacturing and distribution agreement for GastroMARK with Mallinckrodt Inc. ("Mallinckrodt"). Under this agreement, Mallinckrodt received the exclusive right to manufacture and co-market GastroMARK in the United States, Canada and Mexico. Under this agreement, the Company reserved the right to sell the product through its own direct sales personnel. Mallinckrodt has paid $1,350,000 in license fees and a $500,000 non-refundable milestone payment upon FDA approval of the NDA. Additionally, the Company receives royalties based on Mallinckrodt's GastroMARK sales as well as a percentage of sales for supplying the active ingredient. The agreement is perpetual but terminable upon specified events such as nonperformance, insolvency or assignment without consent.

     SQUIBB DIAGNOSTICS. In 1991, the Company entered into agreements with Squibb Diagnostics, a division of Bristol-Myers Squibb Co. ("Squibb Diagnostics") covering certain technology and the manufacturing and marketing of certain contrast agents including Combidex, which agreements have been terminated. Under agreements returning the products and technology rights to the Company, the Company is obligated to pay Squibb Diagnostics up to a maximum of $2,750,000 in royalties in connection with product sales of Combidex.

MANUFACTURING AND SUPPLY ARRANGEMENTS

     The Company's Cambridge, Massachusetts facility is registered with the FDA and is subject to "current Good Manufacturing Practices" ("cGMP") as prescribed by the FDA. The Company currently manufactures Feridex I.V. bulk product for sale to Guerbet, manufactures Feridex I.V. finished product for sale to Berlex and manufactures GastroMARK bulk product for sale to Guerbet and Mallinckrodt. The Company intends to manufacture Combidex formulated drug product for commercial use, subject to FDA approval, and Code 7228 finished product for clinical use. The Company intends to use a contract manufacturer for final manufacturing of Combidex.

PATENTS AND TRADE SECRETS

     The Company considers the protection of its technology to be material to its business. The Company's policy is to aggressively protect its competitive technology position by a variety of means, including applying for patents in the United States and in appropriate foreign countries. The Company has been granted 28 U.S. patents and has several patent applications pending. The Company has filed counterpart patent applications in several foreign countries. In addition, the Company is a party to various license agreements, including nonexclusive cross-licensing arrangements covering MRI imaging technology with Nycomed Imaging A.S. of Oslo, Norway ("Nycomed") and Schering AG ("Schering") of Berlin, Germany. The Company's proprietary position depends in part on these licenses, and termination of the licenses for any reason could have a material adverse effect on the Company by limiting or prohibiting the commercial sale of its products. Although the Company believes that further patents will be issued on pending applications, no assurance to this effect can be given.

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

     The Company also intends to rely on its trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain and develop its competitive position. Although the Company seeks to protect its proprietary information, there can be no assurance that others will not independently develop the same or similar information, design around its patents, obtain unauthorized access to the Company's proprietary information or misuse information to which the Company has granted access. Litigation may be necessary to enforce any patents issued to the Company or to determine the scope of other person's proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change. Certain companies, including the Company's collaborators, which have greater human and financial resources dedicated to product development and clinical testing than the Company, are developing MRI contrast agents. The Company's collaborators are not restricted from developing and marketing competing products and, as a result of certain cross-license agreements among the Company and certain of its competitors (including one of its collaborators), the Company's competitors will be able to utilize certain of the Company's technology in the development of competing products. The Company may not be able to compete successfully with these companies. In addition, further product and technological developments may make other imaging modalities more compelling than MRI and adversely impact sales of the Company's products.

     The Company believes that its ability to compete successfully in the MRI contrast agent market will depend on a number of factors including the implementation of effective marketing campaigns by the Company and/or its marketing and distribution partners, development of efficacious products, timely receipt of regulatory approvals and product manufacturing at commercially acceptable costs. In addition, market acceptance of both MRI as an appropriate technique for imaging certain organs and the Company's products as part of such imaging is critical to the success of its contrast agent products. Although the Company believes that its contrast agents offer advantages over competing MRI, CT or X-ray contrast agents, there can be no assurance that there will be greater acceptance of its products over other contrast agents. In addition, to the extent that other diagnostic techniques such as CT and X-ray may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI could have an adverse effect on the demand for the Company's contrast agent products. There can be no assurance that the Company will be able to successfully market its products alone or with its partners, develop efficacious products, obtain timely regulatory approvals, manufacture products at commercially acceptable costs, gain satisfactory market acceptance or otherwise successfully compete in the future.

     There are several MRI contrast agents for imaging lesions of the liver on the market and in various phases of human testing in the United States and abroad. Schering has two products, Resovist, a carboxydextran superparamagnetic iron oxide formulation, and Eovist, a chelated gadolinium compound. The Company believes that Schering has filed for European approval of Resovist but the status of Eovist in Europe is unknown. Schering has completed Phase III studies of Resovist in the United States. The Company does not know the status of Resovist or Eovist in Japan. Nycomed has received marketing approval in the United States and Europe for its MnDPDP product Teslascan for MRI of liver lesions. The Company believes that Bracco S.p.A. has filed for marketing approval in Europe for Gadolinium BOPTA, a chelated gadolinium compound for MR imaging of liver lesions. To the Company's knowledge there are no approved products or drug candidates in human clinical development for the contrast-enhanced imaging of lymph nodes.

     In the area of oral contrast agents, Pharmacyclics, Inc. filed an NDA in late 1995 for GADOLITE, its gadolinium-based product candidate which is currently not approved by the FDA. Bracco S.p.A. has received marketing approval in the United States for Lumenhance, its liposomal encapsulated oral manganese compound which is not being marketed at this time. In October 1997, the FDA approved Ferriseltz(R), an oral MRI agent from Oncomembrane Inc. The Company does not know how Bracco or Oncomembrane are planning to market these products in the future. These competitive products or other products developed by the Company's competitors may be more effective than any products developed by the Company or render the Company's technology obsolete. In addition, further technological and product developments may make other imaging modalities more competitive.

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

GOVERNMENT REGULATION AND REIMBURSEMENT

     The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use or for intravenous or oral administration in humans are principally governed by FDA regulations in the United States and by comparable government regulations in foreign countries. Various federal, state and local statutes and regulations also govern or influence the research and development, manufacturing, safety, labeling, storage, record-keeping, distribution and marketing of such products. The process of completing pre-clinical and clinical testing and obtaining the approval of the FDA and similar health authorities in foreign countries to market a new drug product requires a significant number of years and the expenditure of substantial resources.

Failure to obtain requisite governmental approvals, failure to obtain approvals of the scope requested or withdrawal or suspension by the FDA or foreign authorities of any approvals will delay or preclude the Company or its licensees or collaborators from marketing the Company's products or limit the commercial use of the products and will have a material adverse effect on the Company's business, financial condition and results of operations.

     The steps required by the FDA before a new human pharmaceutical product (including a contrast agent) may be marketed in the United States include: (a) pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies; (b) the submission to the FDA of a request for authorization to conduct clinical trials subject to an Investigational New Drug ("IND") exemption, to which the FDA must not object, before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (d) submission to the FDA of an NDA;
(e) approval and validation of manufacturing facilities used in production of the pharmaceutical product; and (f) review and approval of the NDA by the FDA before the drug product may be shipped or sold commercially.

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

     Both before and after approval is obtained, a product, its manufacturer, and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the approval process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or NDA holder. In addition, later discovery of previously unknown problems may result in restrictions on such product, manufacturer, or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

     If an NDA is submitted to the FDA, the application may not be reviewed and approved by the FDA in a timely manner, if at all. Among the conditions for NDA approval is the requirement that a prospective manufacturer's manufacturing procedures conform to cGMP requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor's third-party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Even after initial FDA approval has been obtained, further studies, including post-market studies, may be required to provide additional information. Results of such post-market programs may limit or expand the further marketing of the product. Even if initial marketing approval is granted, such approval may entail limitations on the indicated uses for which a product may be used and impose labeling requirements which may adversely impact the Company's ability to market its products. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

     The Company is also subject to foreign regulatory requirements governing development, manufacturing and sales of pharmaceutical products that vary widely from country to country. Approval of a drug by applicable regulatory agencies of foreign countries must be secured prior to the marketing of such a drug in those countries. The regulatory approval process may be more or less rigorous from country to country and the time required for approval may be longer or shorter than that required in the United States.

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

MAJOR CUSTOMERS

     One customer, Guerbet, accounted for approximately 10% of the Company's revenues in fiscal 1999. No other customer accounted for more than 10% of total revenues in fiscal 1999.

EMPLOYEES

     As of December 7, 1999, the Company had approximately 36 full-time employees, 27 of whom were engaged in research and development. The Company's success depends in part on its ability to recruit and retain talented and trained scientific personnel. The Company has been successful to date in obtaining such personnel, but may not be so in the future.

     None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be excellent.

FOREIGN OPERATIONS

     The Company has no foreign operations. Revenues in fiscal 1999, 1998 and 1997 from customers and licensees outside of the United States, principally in Europe, amounted to 19%, 26% and 6%, respectively, of the Company's total revenues.

PRODUCT LIABILITY INSURANCE

     The use of any of the Company's potential products in clinical trials and the sale of any approved products may expose the Company to liability claims resulting from the use of products or product candidates. These claims might be made by customers (including corporate partners), clinical trial subjects, patients, pharmaceutical companies or others. The Company maintains product liability insurance coverage for claims arising from the use of its products whether in clinical trials or approved commercial usage. However, coverage is becoming increasingly expensive and the Company may not be able to maintain insurance at a reasonable cost. The Company's insurance may not provide sufficient amounts to protect the Company against liability that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future and insurance coverage and the resources of the Company may not be sufficient to satisfy any liability resulting from product liability claims. A product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations, whether or not the plaintiffs in such claims ultimately prevail.

RESEARCH AND DEVELOPMENT

     The Company is committed to internal research and development as a method of producing new products, improving existing products and growing revenues. The Company spent $7,952,331, $8,961,796 and $9,304,327 in each of the last three fiscal years respectively on research and development.

ITEM 2.  PROPERTIES:

     The Company's principal pharmaceutical manufacturing and research and development operations are located in a modern Company-owned building of approximately 25,000 square feet in Cambridge, Massachusetts. The Company has leased two additional premises in Cambridge of approximately 18,000 total square feet to be used for manufacturing, warehousing and executive office space. One lease expires on November 17, 2000 and the other lease expires on November 30, 2000. The lease expiring on November 30, 2000 is presently subleased through its date of expiration. In addition, the Company leases premises of approximately 5,200 square feet in Princeton, New Jersey used by the Company's clinical development group as a general business, sales and administrative office. This lease expires on September 30, 2003. The Company believes these facilities are adequate for its current and anticipated short-term needs and that it will be able to enter into lease extensions or to lease comparable space, if necessary. However, the acquisition and required regulatory approvals for additional pharmaceutical manufacturing space can be time consuming and expensive. There is no assurance that if the Company desired to expand its manufacturing capacity it would be able to do so on a timely basis, if at all.

ITEM 3.  LEGAL PROCEEDINGS:

     The Company and certain of its officers were sued in an action entitled David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman, and Lee Josephson, Civil Action No. 92-12157-WGY, in the United States District Court for the District of Massachusetts on September 3, 1992. The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on certain of the Company's patents and on pending applications, and seeks injunctive relief and unspecified damages. In addition, the complaint also alleges state law claims for breach of contract, breach of good faith and fair dealing, breach of implied contract, misappropriation of trade secrets, conversion, negligent misrepresentation, misrepresentation, unjust enrichment and unfair trade practices. The District Court has stayed this federal action pending resolution of an appeal in the State Court of summary judgment in the Company's favor as well as resolution of a jurisdictional issue. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. The Company may not be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on its future business, financial condition and results of operations.

     The Company and certain of its officers were sued in David D. Stark, M.D.
v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment and unfair trade practices that were originally dismissed by, but later remanded to, the Federal Court in the above-mentioned action, as well as a new count alleging tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. The plaintiff's contract claims have been dismissed with prejudice and final judgment was entered against the plaintiff. The plaintiff filed an appeal in David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Appeal No. 98-P-1749 in the Massachusetts Appeals Court, on January 25, 1999. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. The Company may not be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on its future business, financial condition and results of operations.

     The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled Advanced Magnetics, Inc. v. Sanofi Pharmaceuticals, Inc. and Sanofi SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. Sanofi Pharmaceuticals, Inc. also filed a motion to dismiss the Company's tortious interference claim, which the Court denied on July 3, 1998. On October 26, 1998, the Company served a motion for partial summary judgment which, among other things, requests judgment in its favor on all of Sanofi Pharmaceuticals, Inc.'s counterclaims. On November 13, 1998, the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On November 23, 1998, Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. On December 18, 1998, the Court held a hearing on the Company's motion for partial summary judgment. On June 15, 1999, the Court granted partial summary judgment in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.'s counterclaims for breach of contract, unjust enrichment, conversion account annexed and violation of Mass Gen. Laws ch. 93A. On October 29, 1999, the Company served a motion for partial summary judgment which, among other things, requests judgment in its favor on Sanofi Pharmaceuticals, Inc.'s remaining counterclaims against the Company and for judgment in its favor on the Company's breach of contract claim against Sanofi Pharmaceuticals, Inc. Also on October 29, 1999, Sanofi Pharmaceuticals, Inc. served a motion for partial summary judgment which, among other things, requests judgment in its favor on the Company's remaining claims. While the final outcome of the remaining claims and counterclaims cannot be determined, the Company will pursue its claims vigorously, and believes that Sanofi Pharmaceuticals, Inc.'s remaining counterclaims are equally without merit and intends to defend them vigorously. The Company may not be able to successfully defend the counterclaims and the failure by the Company to prevail for any reason could have an adverse effect on its future business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     JEROME GOLDSTEIN, 60, is a founder of the Company and has been Chief Executive Officer, Chairman of the Board of Directors and Treasurer since the Company's organization in November 1981. Mr. Goldstein was a co-founder of Clinical Assays, Inc., serving from 1972 to 1980 as Vice President and then as President. Mr. Goldstein is the husband of Marlene Kaplan Goldstein, Secretary of the Company.

     LEONARD M. BAUM, 46, joined the Company in October 1994 as Senior Vice President and has been President and Chief Operating Officer since May 1997. From 1986 to 1994, Mr. Baum was employed as Senior Director, Worldwide Regulatory Affairs/Drug Safety by Squibb Diagnostics. Mr. Baum is also a member of the Board of Directors.

     PAULA M. JACOBS, 55, joined the Company in January 1986 as Vice
President -- Development. From 1981 to 1986, Dr. Jacobs was employed at Seragen, Inc., first as Production Manager and later as General Manager of the Research Products Division.

     DENNIS R. LAWLER, 45, joined the Company in February 1989 as Director of Quality Control and has been Vice President -- Quality Control since January 1997. Prior to February 1989, Mr. Lawler was employed at CIS-US, first as Senior Quality Control Analyst, then as a Production Manager and then as a Plant Manager.

     JEROME M. LEWIS, 50, joined the Company in April 1986 as a Senior Scientist and has been Vice President -- Scientific Operations since February 1991. Prior to April 1986, Dr. Lewis was employed as a senior scientist by Petroferm Ltd., a biotechnology company.

     MARIA A. LUCAS, 38, joined the Company in September 1994 as Director of Operations and has been Vice President of Clinical Information since January 1998. Prior to September 1994, Ms. Lucas was employed at Squibb Diagnostics as Senior Manager, Diagnostics Data Management.

     JAMES A. MATHESON, 55, joined the Company in May 1996 as Vice
President -- Finance. Prior to May, 1996, Mr. Matheson was Controller of Diatech Diagnostics, Inc.

     MARIE R. MORRIS, 47, joined the Company in September 1994 as Director, Clinical Affairs and has been Vice President of Clinical Affairs since January 1998. Prior to September 1994, Ms. Morris was employed at Squibb Diagnostics, as Manager, Clinical Operations Research.

     MARK C. ROESSEL, 49, joined the Company in January 1982 as Director of Regulatory Affairs and has been Vice President -- Regulatory Affairs since January 1995. Prior to January 1982, Mr. Roessel was Compliance Manager of the Clinical Assays Division of Baxter International, Inc.

     MARLENE KAPLAN GOLDSTEIN is a founder of the Company and has been Secretary of the Company since the Company's organization in November 1981.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

     The Company's common stock is listed on the American Stock Exchange under the symbol AVM.

     The table below sets forth the high and low sales price of the Company's common stock on the American Stock Exchange for the fiscal quarters of 1999 and 1998.

                                                        FISCAL QUARTER
                                              ----------------------------------
                                              FIRST    SECOND    THIRD    FOURTH
                                              -----    ------    -----    ------

1999 High.................................   11 1/4    7 3/4     5 5/8     5 1/4
  Low.....................................    5        3 1/2     3 1/2     3 1/8
1998 High.................................   10 1/2   13 5/16   13 3/8    12
  Low.....................................    8 1/2    8 7/8    10 5/16    6 3/8

     On December 7, 1999 there were approximately 280 stockholders of record. The Company believes that the number of beneficial holders of Common Stock exceeds 2,000. The last reported sale price of the Common Stock on December 7, 1999 was $4.06 per share. The Company has never declared or paid a cash dividend on its capital stock.

ITEM 6.  SELECTED FINANCIAL DATA:

     The selected financial data set forth below has been derived from the audited financial statements of the Company. This information should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein.

                                                                         FOR THE YEARS ENDED SEPTEMBER 30,
                                                        -------------------------------------------------------------------
                                                           1999          1998          1997          1996          1995
                                                        -----------   -----------   -----------   -----------   -----------
Statement of Operations Data:
Revenues:
  License fees........................................  $        --   $        --   $ 5,500,000   $        --   $ 5,000,000
  Royalties...........................................      680,000       980,542       363,445        50,000       189,493
  Product sales.......................................    1,966,059     1,399,871     1,580,357        12,762     2,120,457
  Contract research and development...................      581,429       399,897        62,920         6,810            --
  Interest, dividends and net gains and losses on
    sales of securities...............................    4,202,568     3,623,836     3,495,049     1,761,450     2,287,311
                                                        -----------   -----------   -----------   -----------   -----------
        Total revenues................................    7,430,056     6,404,146    11,001,771     1,831,022     9,597,261
Costs and Expenses:
  Cost of product sales...............................      454,642       237,945       311,678         2,550       425,187
  Contract research & development expenses............       37,056         6,514         8,815            --            --
  Company-sponsored research and development
    expenses..........................................    7,952,331     8,961,796     9,304,327     9,671,897     8,601,791
  Charge (credit) for purchase of in-process research
    and development*..................................           --            --            --            --      (380,000)
  Selling, general & administrative expenses..........    3,694,038     3,701,410     1,437,599     1,871,568     1,759,348
                                                        -----------   -----------   -----------   -----------   -----------
        Total costs and expenses......................   12,138,067    12,907,665    11,062,419    11,546,015    10,406,326
Other Income:
  Other income........................................      265,593            --       264,800            --            --
  Gain on sale of in vitro product line**.............           --            --            --            --     3,404,527
                                                        -----------   -----------   -----------   -----------   -----------
Income (loss) before provision for income taxes.......   (4,442,418)   (6,503,519)      204,152    (9,714,993)    2,595,462
Minority shareholder interest in subsidiary...........           --      (194,178)           --            --            --
Income tax (benefit) provision........................           --            --      (379,022)           --       400,000
                                                        -----------   -----------   -----------   -----------   -----------
Income (loss) before cumulative effect of accounting
  change..............................................   (4,442,418)   (6,309,341)      583,174    (9,714,993)    2,195,462
Cumulative effect of accounting change................           --            --            --            --       117,540
                                                        -----------   -----------   -----------   -----------   -----------
Net income (loss).....................................  $(4,442,418)  $(6,309,341)  $   583,174   $(9,714,993)  $ 2,313,002
                                                        ===========   ===========   ===========   ===========   ===========
Net income (loss) per share before cumulative effect
  of accounting change................................  $     (0.66)  $     (0.93)  $      0.09   $     (1.44)  $      0.32
Cumulative effect of accounting change................           --            --            --            --          0.02
                                                        -----------   -----------   -----------   -----------   -----------
Basic and diluted income (loss) per share.............  $     (0.66)  $     (0.93)  $      0.09   $     (1.44)  $      0.34
                                                        ===========   ===========   ===========   ===========   ===========
Weighted average shares outstanding:
  Basic...............................................    6,766,934     6,752,863     6,744,946     6,762,748     6,730,315
  Diluted.............................................    6,766,934     6,752,863     6,813,984     6,762,748     6,870,839
                                                        -----------   -----------   -----------   -----------   -----------

---------------
 * In August 1994, the Company reacquired the development and marketing rights to the MRI contrast agent Combidex previously licensed to Squibb Diagnostics, a Division of Bristol-Myers Squibb Company, Inc., and recorded a related $760,000 charge for the purchase of in-process research and development. In the first fiscal quarter of 1995, a credit for $380,000 was recorded to the purchase of in-process research and development.

** On October 15, 1993, the Company sold its in vitro product line to PerSeptive
   Biosystems, Inc. Under the terms of the agreement, PerSeptive Biosystems made several payments to the Company from the years 1993 through 1995.

                                                                                  AT SEPTEMBER 30
                                                        -------------------------------------------------------------------
                                                           1999          1998          1997          1996          1995
                                                        -----------   -----------   -----------   -----------   -----------
Balance sheet data:
Working capital.......................................  $22,020,107   $27,278,502   $37,422,235   $33,605,818   $41,985,100
                                                        -----------   -----------   -----------   -----------   -----------
Total assets..........................................  $27,816,359   $34,114,708   $44,976,181   $41,066,373   $50,843,222
                                                        -----------   -----------   -----------   -----------   -----------
Stockholders' equity..................................  $27,054,709   $32,919,398   $43,423,058   $40,132,545   $49,071,072

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

     Since its inception in November 1981, Advanced Magnetics, Inc., (the "Company") has focused its efforts on developing its core superparamagnetic iron oxide particle technology to develop magnetic resonance imaging ("MRI") contrast agents. The Company has funded its operations with cash from license fees from corporate partners, royalties, sales of its products, fees from contract research performed for third parties, the proceeds of financings and income earned on invested cash. The Company's success in the market for diagnostic products will depend, in part, on the Company's ability to successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and retain key employees; and successfully respond to technological and other changes in the marketplace.

     The Company's operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors including: the timing of payments from corporate partners and research grants; the introduction of new products by the Company; the timing and size of orders from the Company's customers; and the acceptance of the Company's products. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and there can be no assurance that the Company will achieve profitability or grow revenue in the future.

     A substantial portion of the Company's expenses consist of research and development expenses. The Company expects its research and development expenses to decrease in the near future as the clinical development of Combidex is completed.

RESULTS OF OPERATIONS

  Fiscal 1999 Compared to Fiscal 1998

     Revenues

     Total revenues for the fiscal year ended September 30, 1999 were $7,430,056 compared to $6,404,146 for the fiscal year ended September 30, 1998.

     There were no license fee revenues for the fiscal years ended September 30, 1999 and 1998.

     Royalties for the fiscal year ended September 30, 1999 were $680,000 as compared to $980,542 in fiscal 1998. The majority of the decrease in royalties is associated with the non-recurring product launch of Feridex I.V. in Japan that occurred during the year ended September 30, 1998.

     Product sales for the fiscal year ended September 30, 1999 were $1,966,059 compared to $1,399,871 for the fiscal year ended September 30, 1998. Product sales in fiscal 1999 included an increase in sales of $697,548 at the Company's former subsidiary, Kalisto Biologicals ("Kalisto"), offset by a decrease in product sales by the Company of $131,360 primarily due to a decrease in sales of the Company's product GastroMARK. See Note B to the Company's financial statements for more information concerning Kalisto.

     Contract research and development revenues were $581,429 during the fiscal year ended September 30, 1999 compared with $399,897 in the fiscal year ended September 30, 1998. The increase in fiscal year 1999 reflects the reimbursement of certain development costs of approximately $473,000 under an agreement with Berlex Laboratories, Inc. ("Berlex") to reimburse certain development costs associated with Feridex I.V. and approximately $108,000 to provide development services in the United States for one product from Guerbet S.A. ("Guerbet").

     Interest, dividends and gains and losses on sales of securities resulted in revenues of $4,202,568 for the fiscal year ended September 30, 1999 compared to $3,623,836 for the fiscal year ended September 30, 1998. The increase was primarily due to a net gain on sales of securities of $3,555,957 for the fiscal year ended September 30, 1999 compared to a net gain of $2,473,826 for the fiscal year ended September 30, 1998. Interest income for the fiscal year ended September 30, 1999 was $534,733 compared to $978,546 for the fiscal year ended September 30, 1998 due to a decrease in interest-bearing securities. Dividend income of $111,878 for the year ended September 30, 1999 was $59,587 less than the $171,464 for the fiscal year ended September 30, 1998.

     Costs and Expenses

     The cost of product sales for the fiscal year ended September 30, 1999 was $454,642 compared to $237,945 for the fiscal year ended September 30, 1998. The cost of product sales for fiscal 1999 was 23% of product sales and for fiscal 1998 was 17% of product sales. These changes are attributable to the increased proportion of Kalisto product sales relative to sales of the Company's products (prior to July 1, 1999) which have a higher cost of sales than the Company's products. Contract sponsored research and development costs of $37,056 were incurred during fiscal 1999, compared to $6,514 in fiscal 1998, and relate to costs incurred providing development services to Guerbet.

     Research and development expenses for the fiscal year ended September 30, 1999 were $7,952,331, a decrease of $1,009,465 compared to $8,961,796 for the fiscal year ended September 30, 1998. The decrease was primarily attributable to a reduction in direct, company-sponsored research and development programs. Kalisto's expenditures for the nine-month period also decreased during the fiscal year ended September 30, 1999. The Company expects that expenditures for research and development for fiscal 2000 will continue to decrease.

     Selling, general and administrative expenses for the fiscal year ended September 30, 1999 were $3,694,038, compared to expenses of $3,701,410 for the fiscal year ended September 30, 1998. Selling, general and administrative expenses during the fiscal year ended September 30, 1999 included payments related to reductions in the Company's workforce. The Company expects that selling, general and administrative expenses for fiscal 2000 will continue to decrease.

     On July 1, 1999, the Company reduced its ownership in Kalisto. A loss on the transaction of $155,967 was recognized in the fourth quarter of 1999 and is included in other income on the Statement of Operations.

     Income Taxes

     There was no income tax provision or benefit for the fiscal year ended September 30, 1999 and 1998.

     Earnings

     In the fiscal year ended September 30, 1999, the Company recorded a net loss of ($4,442,418), or ($0.66) per share. In the fiscal year ended September 30, 1998, the Company recorded a net loss of ($6,309,341), or ($0.93) per share.

  Fiscal 1998 Compared to Fiscal 1997

     Revenues

     Total revenues for the fiscal year ended September 30, 1998 were $6,404,146 compared to $11,001,771 for the fiscal year ended September 30, 1997.

     There were no license fee revenues for the fiscal year ended September 30, 1998 and $5,500,000 in license fee revenues for the fiscal year ended September 30, 1997. The Company received a non-refundable milestone payment of $5,000,000 in October 1996 from Berlex, as a result of Berlex' market launch of Feridex I.V. in the United States, under an agreement (the "Berlex Agreement") granting Berlex a product license and exclusive marketing rights to the Company's Feridex I.V. MRI contrast agent in the United States. The Company received a non-refundable milestone payment of $500,000 in December 1996 from Mallinckrodt Inc. ("Mallinckrodt") as a result of the FDA's marketing approval of GastroMARK under an agreement (the "Mallinckrodt Agreement") granting Mallinckrodt a product license and co-marketing rights to the Company's GastroMARK MRI contrast agent in North America.

     Royalties for the fiscal year ended September 30, 1998 were $980,542 as compared to $363,445 in fiscal 1997. Increased royalties in fiscal 1998 reflect initiation of product sales in Japan of the Company's Feridex I.V. MRI contrast agent by Eiken Chemical Co., Ltd. ("Eiken"); increased products sales in the United States of Feridex I.V. by Berlex, increased product sales in North America of GastroMARK oral MRI contrast agent by Mallinckrodt as well as increased product sales in Europe by Guerbet of Feridex I.V. (under the trade name Endorem) and GastroMARK (under the trade name Lumirem) as compared to fiscal 1997.

     Product sales for the fiscal year ended September 30, 1998 were $1,399,871 compared to $1,580,357 for the fiscal year ended September 30, 1997. These results reflect substantial shipments in fiscal 1997 to Berlex to support the Feridex I.V. launch offset in part by an increase in shipments to Guerbet during fiscal 1998 as compared to fiscal 1997. Product sales in fiscal 1998 included $220,853 in product sales from the Endochek Plus(TM) blood chemistry analyzer for veterinary use launched by Kalisto.

     Contract research and development revenues were $399,897 during the fiscal year ended September 30, 1998 compared with $62,920 in the fiscal year ended September 30, 1997. The increase in fiscal year 1998 reflects the reimbursement of certain development costs of approximately $370,000 under the Berlex Agreement.

     Interest, dividends and gains and losses on sales of securities resulted in revenues of $3,623,836 for the fiscal year ended September 30, 1998 compared to $3,495,049 for the fiscal year ended September 30, 1997. The increase was primarily due to a net gain on sales of securities of $2,473,826 for the fiscal year ended September 30, 1998 compared to a net gain of $1,867,350 for the fiscal year ended September 30, 1997. Interest income for the fiscal year ended September 30, 1998 was $978,546 compared to $1,385,670 for the fiscal year ended September 30, 1997. Dividend income of $171,464 for the year ended September 30, 1998 was $70,565 less than the $242,029 for the fiscal year ended September 30, 1997.

     Costs and Expenses

     The cost of product sales for the fiscal year ended September 30, 1998 was $237,945 compared to $311,678 for the fiscal year ended September 30, 1997. The cost of product sales for the fiscal year ended September 30, 1998 related to the launch of the Endochek Plus(TM) system, a veterinary blood chemistry analyzer, by Kalisto and the cost of contrast agent sales. The cost of product sales for fiscal 1998 was 17% of product sales and for fiscal 1997 was 20% of product sales. This change is attributable to changes in product mix and the introduction of the Endochek Plus(TM) system.

     Research and development expenses for the fiscal year ended September 30, 1998 were $8,961,796, a decrease of 4% compared to $9,304,327 for the fiscal year ended September 30, 1997. The decrease was primarily attributable to a reduction in direct, company-sponsored research and development programs and an increase in collaborative research partnerships. The decreases were off-set by $555,408 in R&D expenditures at Kalisto.

     Selling, general and administrative expenses for the fiscal year ended September 30, 1998 were $3,701,410, an increase of $2,263,811 from $1,437,599 for the fiscal year ended September 30, 1997. The increase was attributed to the addition of Kalisto and increases in legal fees.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company's cash and cash equivalents totaled $17,052,636, compared with $7,704,245 at September 30, 1998. In addition, the Company had marketable securities of $4,804,785 at September 30, 1999 as compared to $19,096,942 on September 30, 1998. Net cash used in operating activities was $6,733,531 in the fiscal year ended September 30, 1999, compared to net cash used in operating activities of $8,981,704 in the fiscal year ended September 30, 1998, a decrease of $2,248,173. The decrease in cash used in operating activities was due primarily to a decrease of $1,866,923 in the net loss on operations from $6,309,341 for the year ended September 30, 1998 to $4,442,418 in the fiscal year ended September 30, 1999. Cash provided by investing activities was $16,154,404 for the fiscal year ended September 30, 1999 compared to $5,927,801 provided by investing activities in the fiscal year ended September 30, 1998. Cash provided by investing activities in the fiscal year ended September 30, 1999 included the purchase of marketable securities of $2,291,869. Proceeds from United States Treasury notes maturing was $7,500,000 and proceeds from the sale of marketable securities was $11,305,551 in the fiscal year ended September 30, 1999. Cash provided by investing activities in the fiscal year ended September 30, 1998 included the investment of $7,426,189 in marketable securities, offset by $5,000,000 from maturing United States Treasury notes and $8,993,685 from the sale of marketable securities. Cash used in financing activities was $72,482 for the fiscal year ended September 30, 1999 and included proceeds of $7,470 from the issuances of common stock offset by the purchase of 17,900 shares of the Company's common stock on the open market for $79,951. Cash provided by financing activities was $33,408 for the fiscal year ended September 30, 1998 and included proceeds of $189,757 from the issuances of common stock offset by the purchase of 16,800 shares of the Company's common stock on the open market for $156,349. In May 1996, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock on the open market at prevailing market prices. This authorization was extended in November 1997. To date, 122,200 shares have been purchased under this authorization.

     Capital expenditures in the fiscal year ended September 30, 1999 were $280,891 compared to $584,360 in the fiscal year ended September 30, 1998. The capital expenditures in both years continued the Company's efforts to upgrade laboratory, production and computer equipment. The Company has no current commitment for any significant expenditures on property, plant and equipment, including purchases related to the Year 2000 compliance issue. The Company expects that expenditures for research and development for fiscal 2000 will decline.

     Management believes that funds for future needs can be generated from existing cash balances, cash generated from investing activities and cash generated from operations. In addition, the Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements. However, funding may not be available on terms acceptable to the Company, if at all.

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

     No Assurance of Regulatory Approval. Prior to marketing, every product candidate must undergo an extensive regulatory approval process in the United States and in every other country in which the Company intends to test and market its products. This regulatory process includes testing and clinical trials of product candidates to demonstrate safety and efficacy and can require many years and the expenditure of substantial resources in the United States and in foreign countries in which approval is sought. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA or foreign regulatory approval. In addition, changes in FDA or foreign regulatory approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA or foreign regulatory approval. Delays and related costs in obtaining regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. Of the approximately 947 subjects who were administered Combidex during its product development, one suffered an allergic reaction and died in January 1996. This death or any subsequent death that may occur during the clinical trials for this product or any of the Company's other product candidates may have an adverse effect on the Company's ability to continue clinical trials or obtain regulatory approvals for these product candidates and may otherwise have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has received approval in the United States and in certain foreign countries to market Feridex I.V. and GastroMARK, regulatory approvals may not be obtained for Combidex or any other products developed by the Company. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay and may preclude the Company or its licensees or other collaborators from marketing the Company's products or limit the commercial use of the products and could have a material adverse effect on the Company's business, financial condition and results of operations.

     Regulatory approvals may entail limitations on the indicated uses of the Company's products and impose labeling requirements which may adversely impact the Company's ability to market its products. Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing regulatory review. Noncompliance with the regulatory requirements of the approval process at any stage may result in various adverse consequences, including the FDA's delay in approving or its refusal to approve a product, withdrawal of an approved product from the market or, under certain circumstances, the imposition of criminal penalties. Any such adverse consequences could have a material adverse effect on the Company's business, financial condition and results of operations.

     Lack of Marketing and Sales History. Advanced Magnetics has limited experience in marketing and selling its current products and product candidates and relies on its corporate partners to market and sell Feridex I.V. and GastroMARK and may do so for Combidex. In order to achieve commercial success for any product candidate approved by the FDA for which the Company does not have a marketing partner, the Company may have to develop a marketing and sales force or enter into arrangements with others to market and sell its products. Advanced Magnetics may not be successful in attracting and retaining qualified marketing and sales personnel and may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all. Furthermore, Advanced Magnetics or its corporate partners may not be successful in marketing and selling the Company's products.

     Uncertainty of Product Adoption and Development. The Company has not generated significant revenues on royalties from the sale of its products by its marketing partners. Although on the market since 1996 and 1997 respectively, Feridex I.V. and GastroMARK still represent a new technology platform for physicians to adopt. While the Company has completed human clinical testing of Combidex, significant additional research and development efforts, including extensive human clinical testing, may be required prior to approval of any regulatory application for commercial sale. Code 7228 and any other product candidates will require significant additional research and development efforts before submission of an NDA or other regulatory filings for marketing approval. Products in early clinical development are not expected to be commercially available for several years, if at all. The development of new pharmaceutical products is highly uncertain and the Company's development programs may not be completed successfully, required regulatory approvals may not be obtained on a timely basis, if at all, and products, including Combidex, Feridex I.V., or GastroMARK, may not be commercially successful.

     The Company's long-term viability and growth will depend on the successful commercialization of Combidex, Feridex I.V., and GastroMARK and other products resulting from its research activities. If any of the Company's development programs are not completed successfully, required regulatory approvals are not obtained or products for which approvals are obtained are not commercially successful, the Company's business, financial condition and results of operations could be materially adversely affected.

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

     Uncertainties Relating to Clinical Trials; Technological
Uncertainty. Before obtaining regulatory approvals for the commercial sale of any of its product candidates, the Company must demonstrate through extensive preclinical testing and human clinical trials that the product is safe and efficacious. The results from preclinical testing and early clinical trials of products under development by the Company may not be predictive of results obtained in subsequent clinical trials. Clinical trials are often conducted with patients in the most advanced stages of disease. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to the product being tested, but which can nevertheless adversely affect clinical trial results or approvals by the FDA. Clinical testing of pharmaceutical products is itself subject to approvals by various governmental regulatory authorities. Advanced Magnetics may not be permitted by regulatory authorities to commence or continue clinical trials. Any delays in or termination of the Company's clinical trial efforts could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on Collaborative Relationships. The Company's strategy for the development and commercialization of its product candidates has been to enter into strategic alliances with various corporate partners, licensees, and other collaborators. In some cases, the Company is dependent upon some of these collaborators to conduct preclinical and clinical testing, to obtain FDA and foreign regulatory approvals and to manufacture and market products. The Company may not derive any revenues or profits from these activities and the Company may not be able to enter into future collaborative relationships even if it desires to do so. If any of the Company's collaborators breaches its agreement with the Company or otherwise fails to perform, such event could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition and Risk of Technological Obsolescence. The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change. The Company has many competitors, many of which have substantially greater capital and other resources than the Company and represent significant competition for Advanced Magnetics. These companies may succeed in developing technologies and products that are more effective or less costly than any that may be developed by the Company, and may be more successful than the Company in developing, manufacturing and marketing products. In addition, the Company's MRI contrast agents represent a different approach to imaging certain organs, and market acceptance of both MRI as an appropriate imaging technique for such organs and the Company's products is critical to the Company's ability to compete successfully. The Company may not be able to compete successfully in the future. Developments by others may render the Company's products or product candidates or technologies obsolete or noncompetitive. The Company's collaborators or customers may choose to use competing technologies or products.

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

     Uncertainty Regarding Patents and Proprietary Rights. The patent positions of pharmaceutical and biopharmaceutical firms, including Advanced Magnetics, are generally uncertain and involve complex legal and factual questions. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biopharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company may not be successful or timely in obtaining any patents for which it submits applications. The breadth of the claims obtained may not provide any significant protection of the Company's technology. The degree of protection afforded by patents for licensed technologies or for future discoveries may not be adequate to protect the Company's proprietary technology. Moreover, patents issued to Advanced Magnetics may be contested, invalidated or circumvented. Future patent interference proceedings involving patents of either the Company or its licensors may have a material adverse effect on the Company's business. Claims of infringement or violation of the proprietary rights of others may be asserted against the Company. If Advanced Magnetics is required to defend against such claims or to protect its own proprietary rights against others, the Company may incur substantial costs which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees and consultants. These agreements, however, may be breached. The Company may not have adequate remedies for any such breach, and the Company's trade secrets might otherwise become known or be independently discovered by its competitors. In addition, the Company cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights.

     Uncertainties in Manufacturing. The Company manufactures bulk Feridex I.V. and GastroMARK as well as Feridex I.V. finished product for sale by its marketing partners and intends to, pending FDA approval, manufacture Combidex finished product in its Massachusetts facilities. These facilities are subject to current Good Manufacturing Practices ("cGMP") regulations prescribed by the FDA. The Company may not be able to continue to operate at commercial scale in compliance with the cGMP regulations. Failure to operate in compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company is dependent on contract manufacturers for the final production of Combidex. In the event that the Company is unable to retain manufacturing for this product, it will not be able to develop and commercialize it as planned. The Company may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements or that such manufacturers will be able to deliver required quantities of product that conform to specifications in a timely manner.

     Potential Product Liability; Uncertainties Related to Insurance. The use of any of the Company's product candidates in clinical trials and the sale of any approved products may expose the Company to liability claims resulting from the use of products or product candidates. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials and commercial use. However, coverage is becoming increasingly expensive and the Company may not be able to maintain insurance at a reasonable cost. Furthermore, the Company's insurance may not provide sufficient coverage amounts to protect the Company against liability that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company presently maintains product liability insurance covering the sale of Feridex I.V. and GastroMARK, but the Company may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future. Insurance coverage and the resources of the Company may not be sufficient to satisfy any liability resulting from product liability claims. A product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations, whether or not the plaintiffs in such claims ultimately prevail.

     Attraction and Retention of Key Employees. Because of the specialized nature of its business, Advanced Magnetics is highly dependent on its ability to attract and retain qualified scientific and technical personnel for the research and development activities conducted or sponsored by the Company. Furthermore, the Company's possible expansion into areas and activities requiring additional expertise, such as product distribution and marketing and sales, may require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and the Company may not be able to continue to attract and retain the qualified personnel necessary for the development of its business. The failure to attract and retain such personnel or to develop such expertise could adversely affect the Company's business, financial condition and results of operations.

     Volatility of Common Stock Price. The market prices for securities of biopharmaceutical and pharmaceutical companies, including the Company, have historically been highly volatile. Such fluctuations in operating results may cause the market price of the Company's Common Stock to be volatile. In addition, the market prices for securities of biopharmaceutical and pharmaceutical companies have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Various factors and events, including announcements by the Company or its competitors concerning technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, public concern regarding the safety of products developed by the Company or others, may have a significant impact on the market price of the Company's Common Stock and dividend policy.

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

     Under the auspices of the Audit Committee, the Company assessed its exposure to potential disruptions caused by the Year 2000 issue. In the first phase of its readiness investigation, the Company identified its Clinical Data Network (which tracks and analyzes the results of product trials in support of FDA approvals) and its accounting system as mission-critical components that required protection from Year 2000-related disruption. The Company, in order to address Year 2000 concerns and as part of a general systems upgrade, has made the necessary changes to both systems. The Company has obtained written confirmation that the new software applications are Year 2000 compliant. The Company's computer hardware platforms have been confirmed as Year 2000 compliant by their manufacturers and the Company has completed testing of these systems.

     In addition to evaluating its computer systems, the Company recognized that the Year 2000 issue may impact machines or equipment that rely on embedded microchips. The Company has evaluated and tested such equipment used in its manufacturing facilities and believes that it does not have a material risk of disruptions in manufacturing due to a Year 2000-related failure. The Company has also evaluated its non-manufacturing equipment and determined that it does not have a material risk of disruption to its non-manufacturing systems due to a Year 2000-related failure.

     In addition to the Company's critical systems, the Company recognized that it relies on third party service providers and suppliers in the conduct of its business and that there was a potential exposure to Year 2000-related business disruptions as a result. For example, third party service providers handle the payroll function for the Company, and the Company also relies on the services of telecommunication companies, banks, and utility companies, among others.

     The Company has contacted all of its significant service providers and obtained assurances that they are addressing Year 2000 issues in a prudent fashion. However, the Company, like all others, is subject to exposure to disruptions in the generic systems that all businesses and consumers rely on generally.

     The Company has obtained assurances from its significant raw material suppliers that there will be no interruption of service as a result of the Year 2000 issue, and to the extent that such assurances were not given, the Company has devised contingency plans to ameliorate the potential negative effects in the event of the unavailability of materials. The Company currently has sufficient inventory levels in case of possible disruptions anywhere in its supply chain.

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

     All expenses related to determining and addressing Year 2000 readiness have been expensed as incurred and have amounted to roughly $75,000 to date. However, if compliance efforts of which the Company is not currently aware are required and are not completed on time, the Year 2000 issue could have a material adverse impact on the Company.

     Various statements in this discussion of Year 2000 issues are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the

Company's expectation and statements regarding expected Year 2000 compliance. These forward looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the large number of vendors and customers with which the Company interacts and the truth and accuracy of their statements to the Company. The Company's assessment of the effect of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company has attempted to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to a decline in equity markets.

     Equity Market Risk -- The Company's investment portfolio includes publicly-traded stocks of domestic issuers. Assuming a decline of 10% in the market for domestic stocks generally, the Company's equity investments may be expected to decline a corresponding 10%, resulting in a hypothetical reduction of the value of the net assets of the Company (as of September 30, 1999) of less than 2% as compared to a hypothetical reduction of the value of the net assets of the Company (as of September 30, 1998) of less than 3%. This change is due to the reduction of the Company's holdings of marketable securities. The use of a 10% estimate in the decline of equity securities is strictly for estimation and evaluation purposes only. The value of the Company's assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities owned by the Company.

ITEM 8.  FINANCIAL STATEMENTS:

     The Company's Financial Statements and related Report of Independent Accountants are presented in the following pages. The financial statements filed in this Item 8 are as follows:

     Report of Independent Accountants

     Financial Statements:

        Balance Sheets -- September 30, 1999 and 1998

        Statements of Operations -- for the years ended September 30, 1999, 1998 and 1997

        Statements of Comprehensive Income -- for the years ended September 30, 1999, 1998 and 1997

        Statements of Stockholders' Equity -- for the years ended September 30, 1999, 1998 and 1997

        Statements of Cash Flows -- for the years ended September 30, 1999, 1998 and 1997

        Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities -- for the years ended September 30, 1999, 1998 and 1997

        Notes to Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants........................................     25
Balance Sheets -- September 30, 1999 and 1998............................     26
Statements of Operations -- for the years ended September
  30, 1999, 1998 and 1997................................................     27
Statements of Comprehensive Income -- for the years ended
  September 30, 1999, 1998, and 1997.....................................     28
Statements of Stockholders' Equity -- for the years ended
  September 30, 1999, 1998 and 1997......................................     29
Statements of Cash Flows -- for the years ended September
  30, 1999, 1998 and 1997................................................     30
Reconciliation of Net Income (Loss) to Net Cash Used in
  Operating Activities -- for the years ended September 30,
  1999, 1998 and 1997....................................................     31
Notes to Financial Statements............................................     32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Advanced Magnetics, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Advanced Magnetics, Inc. at September 30, 1999 and September 30, 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
November 9, 1999

                            ADVANCED MAGNETICS, INC.

                                 BALANCE SHEETS

                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
                                          ASSETS
Current assets:
Cash and cash equivalents...................................  $ 17,052,636    $  7,704,245
Marketable securities.......................................     4,804,785      19,096,942
Accounts receivables (net of allowance for doubtful accounts of $166,577 at September 30, 1999 and $0 at September 30
  1998).....................................................       648,201         995,010
Inventories.................................................        80,480         448,630
Prepaid expenses............................................       195,655         228,985
                                                              ------------    ------------
          Total current assets..............................    22,781,757      28,473,812
Property, plant and equipment:
Land........................................................       360,000         360,000
Buildings...................................................     4,610,827       4,497,005
Laboratory equipment........................................     8,007,095       8,065,834
Furniture and fixtures......................................       760,538         745,560
                                                              ------------    ------------
                                                                13,738,460      13,668,399
Less -- accumulated depreciation and amortization...........    (9,065,660)     (8,331,740)
                                                              ------------    ------------
Net property, plant and equipment...........................     4,672,800       5,336,659
Other assets................................................       361,802         304,237
                                                              ------------    ------------
          Total assets......................................  $ 27,816,359    $ 34,114,708
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $    118,465    $    422,993
Accrued expenses............................................       581,534         720,266
Income taxes payable........................................        61,651          52,051
                                                              ------------    ------------
          Total current liabilities.........................       761,650       1,195,310

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
  2,000,000 shares; none issued.............................            --              --
Common stock, par value $.01 per share, authorized
  15,000,000 shares; issued and outstanding 6,752,027 shares as of September 30, 1999 and 6,767,358 shares as of
  September 30, 1998........................................        67,521          67,674
Additional paid-in capital..................................    44,205,370      44,277,698
Retained earnings (deficit).................................   (16,847,061)    (12,404,643)
Accumulated other comprehensive income......................      (371,121)        978,669
                                                              ------------    ------------
          Total stockholders' equity........................    27,054,709      32,919,398
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $ 27,816,359    $ 34,114,708
                                                              ============    ============

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                            STATEMENTS OF OPERATIONS

                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Revenues:
License fees........................................  $        --    $        --    $ 5,500,000
Royalties...........................................      680,000        980,542        363,445
Product sales.......................................    1,966,059      1,399,871      1,580,357
Contract research and development...................      581,429        399,897         62,920
Interest, dividends and net gains and losses on
  sales of securities...............................    4,202,568      3,623,836      3,495,049
                                                      -----------    -----------    -----------
          Total revenues............................    7,430,056      6,404,146     11,001,771
Costs and expenses:
Cost of product sales...............................      454,642        237,945        311,678
Contract research and development expenses..........       37,056          6,514          8,815
Company-sponsored research and development
  expenses..........................................    7,952,331      8,961,796      9,304,327
Selling, general and administrative expenses........    3,694,038      3,701,410      1,437,599
                                                      -----------    -----------    -----------
          Total costs and expenses..................   12,138,067     12,907,665     11,062,419
Other income:
  Other income......................................      265,593             --        264,800
                                                      -----------    -----------    -----------
Income (loss) before provision for income taxes and
  minority interest in subsidiary...................   (4,442,418)    (6,503,519)       204,152
Minority interest in subsidiary.....................           --       (194,178)            --
Income tax (benefit) provision......................           --             --       (379,022)
                                                      -----------    -----------    -----------
Net income (loss)...................................  $(4,442,418)   $(6,309,341)   $   583,174
                                                      ===========    ===========    ===========
Basic and diluted net income (loss) per share.......  $     (0.66)   $     (0.93)   $      0.09
                                                      ===========    ===========    ===========
Weighted average shares outstanding:
  Basic.............................................    6,766,934      6,752,863      6,744,946
                                                      -----------    -----------    -----------
  Diluted...........................................    6,766,934      6,752,863      6,813,984
                                                      -----------    -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME

                                                         FOR THE YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------------------
                                                        1999            1998           1997
                                                     -----------    ------------    -----------
Net income (loss)..................................  $(4,442,418)   $ (6,309,341)   $   583,174
Other comprehensive income:
  Unrealized gains (losses) on securities..........    2,206,167      (1,753,901)     5,256,843
  Reclassification adjustment for gains included in
     net income....................................   (3,555,957)     (2,473,826)    (1,867,350)
                                                     -----------    ------------    -----------
Other comprehensive income (loss)..................   (1,349,790)     (4,227,727)     3,389,493
                                                     -----------    ------------    -----------
Comprehensive income (loss)........................  $(5,792,208)   $(10,537,068)   $ 3,972,667
                                                     -----------    ------------    -----------

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1998, 1999
                                   --------------------------------------------------------------------------------
                                                                                       ACCUMULATED
                                      COMMON STOCK       ADDITIONAL      RETAINED         OTHER           TOTAL
                                   -------------------     PAID-IN       EARNINGS     COMPREHENSIVE   STOCKHOLDERS'
                                    SHARES     AMOUNT      CAPITAL      (DEFICIT)        INCOME          EQUITY
                                   ---------   -------   -----------   ------------   -------------   -------------
Balance at September 30, 1996....  6,761,612   $67,616   $44,926,502   $ (6,678,476)   $1,816,903      $40,132,545
                                   =========   =======   ===========   ============    ==========      ===========
Shares issued in connection with
  the exercise of stock
  options........................     42,450       425       271,148             --            --          271,573
Shares surrendered in connection
  with the exercise of stock
  options........................    (13,757)     (138)     (209,289)            --            --         (209,427)
Shares issued in connection with
  employee stock purchase plan...     11,621       116       117,183             --            --          117,299
Common shares repurchased........    (61,300)     (613)     (860,986)            --            --         (861,599)
Other comprehensive income.......         --        --            --             --     3,389,493        3,389,493
Net income.......................         --        --            --        583,174            --          583,174
                                   ---------   -------   -----------   ------------    ----------      -----------
Balance at September 30, 1997....  6,740,626    67,406    44,244,558     (6,095,302)    5,206,396       43,423,058
                                   =========   =======   ===========   ============    ==========      ===========
Shares issued in connection with
  the exercise of stock
  options........................     39,846       399       163,456             --            --          163,855
Shares surrendered in connection
  with the exercise of stock
  options........................     (2,190)      (22)      (28,722)            --            --          (28,744)
Shares issued in connection with
  employee stock purchase plan...      5,876        59        54,587             --            --           54,646
Common shares repurchased........    (16,800)     (168)     (156,181)            --            --         (156,349)
Other comprehensive income.......         --        --            --             --    (4,227,727)      (4,227,727)
Net loss.........................         --        --            --     (6,309,341)           --       (6,309,341)
                                   ---------   -------   -----------   ------------    ----------      -----------
Balance at September 30, 1998....  6,767,358    67,674    44,277,698    (12,404,643)      978,669       32,919,398
                                   =========   =======   ===========   ============    ==========      ===========
Shares issued in connection with
  the exercise of stock
  options........................      1,329        13        10,397             --            --           10,410
Shares surrendered in connection
  with the exercise of stock
  options........................     (1,027)      (10)      (10,388)            --            --          (10,398)
Shares issued in connection with
  employee stock purchase plan...      2,267        23         7,435             --            --            7,458
Common shares repurchased........    (17,900)     (179)      (79,772)            --            --          (79,951)
Other comprehensive income.......         --        --            --             --    (1,349,790)      (1,349,790)
Net loss.........................         --        --            --     (4,442,418)           --       (4,442,418)
                                   ---------   -------   -----------   ------------    ----------      -----------
Balance at September 30, 1999....  6,752,027   $67,521   $44,205,370   $(16,847,061)   $ (371,121)     $27,054,709
                                   =========   =======   ===========   ============    ==========      ===========

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Cash flows from operating activities:
Cash received from customers.....................  $  2,834,912    $  1,637,449    $  7,043,429
Cash paid to suppliers and employees.............   (11,369,713)    (12,686,577)     (9,330,973)
Dividends and interest received..................       670,440       1,139,685       1,441,441
Royalties received...............................       699,269         925,817              --
Net proceeds from insurance settlement...........       371,561              --         264,800
Income taxes paid................................            --          (2,500)             --
Tax refund.......................................        60,000           4,422         379,022
                                                   ------------    ------------    ------------
Net cash used in operating activities............    (6,733,531)     (8,981,704)       (202,281)

Cash flows from investing activities:
Proceeds from sales of marketable securities.....    11,305,551       8,993,685       9,270,016
Proceeds from notes and bonds maturing...........     7,500,000       5,000,000      12,500,000
Purchase of marketable securities................    (2,291,869)     (7,426,189)    (20,380,048)
Capital expenditures.............................      (280,891)       (584,360)       (533,590)
(Increase) decrease in other assets..............       (57,565)        (55,335)        (53,045)
Cash sold in sale of Kalisto.....................       (20,823)             --              --
                                                   ------------    ------------    ------------
Net cash provided by investing activities........    16,154,403       5,927,801         803,333

Cash flows from financing activities:
Proceeds from issuances of common stock, net.....         7,470         189,757         179,445
Purchase of treasury stock.......................       (79,951)       (156,349)       (861,599)
                                                   ------------    ------------    ------------
Net cash (used in) provided by financing
  activities.....................................       (72,481)         33,408        (682,154)
                                                   ------------    ------------    ------------
Net (decrease) increase in cash and cash
  equivalents....................................     9,348,391      (3,020,495)        (81,102)
Cash and cash equivalents at beginning of year...     7,704,245      10,724,740      10,805,842
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year.........  $ 17,052,636    $  7,704,245    $ 10,724,740
                                                   ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                      RECONCILIATION OF NET INCOME (LOSS)
                    TO NET CASH USED IN OPERATING ACTIVITIES

                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net income (loss)...................................  $(4,442,418)   $(6,309,341)   $   583,174
                                                      -----------    -----------    -----------
Adjustments to reconcile net income (loss) to net
cash used in operating activities net of assets
disposed of:
Non-cash reduction in value of investment in
  subsidiary........................................      155,967             --             --
Provision for doubtful accounts.....................      166,577             --             --
Non-cash reduction in value of minority interest in
  subsidiary........................................           --        194,178             --
Minority interest in subsidiary.....................           --       (194,178)            --
Depreciation........................................      817,299        999,622      1,112,539
Accretion of U.S. Treasury Notes discount...........      (15,358)       (52,574)      (227,721)
(Increase) decrease in accounts receivable..........      172,539       (448,203)      (397,572)
(Increase) decrease in inventories..................      368,150       (335,452)        68,988
(Increase) decrease in prepaid expenses.............       33,330         (4,117)       (93,634)
Increase (decrease) in accounts payable and accrued
  expenses..........................................     (443,260)      (359,736)       619,295
Increase (decrease) in income taxes payable.........        9,600          1,923             --
Net realized (gains) on sales of marketable
  securities........................................   (3,555,957)    (2,473,826)    (1,867,350)
                                                      -----------    -----------    -----------
          Total adjustments.........................   (2,291,113)    (2,672,363)      (785,455)
                                                      -----------    -----------    -----------
Net cash used in operating activities...............  $(6,733,531)   $(8,981,704)   $  (202,281)
                                                      ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS

A.  SUMMARY OF ACCOUNTING POLICIES:

  Business

     Founded in November 1981, Advanced Magnetics, Inc., a Delaware Corporation (the "Company") is a biopharmaceutical company engaged in the development and manufacture of compounds utilizing the Company's core proprietary colloidal superparamagnetic particle technology and core polysaccharide technology for magnetic resonance imaging ("MRI"). The products developed by the Company are diagnostic imaging agents for use in conjunction with MRI to aid in the diagnosis of cancer and other diseases.

     The Company is subject to risks common to companies in the industry including, but not limited to, market acceptance of products, uncertainty of product development and commercialization, development by the Company or its competitors of new technological innovations, dependence on key personnel, product liability, protection of proprietary technology, and compliance with FDA government regulations.

  Consolidation Policy

     The Company consolidated its majority-owned subsidiary until the date of divestiture as outlined in footnote B. All intercompany transactions until that time have been eliminated.

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

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand, money market funds and marketable securities having a maturity of less than three months at the date acquired. Substantially all of the cash and cash equivalents at September 30, 1999 and 1998 were held in a money market account.

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

  Other Income

     Other income includes amounts for gains in insurance settlements, loss on sale of subsidiary and other items.

  Income Taxes

     The provision (benefit) for income taxes includes federal and state income taxes currently payable and deferred income taxes arising from the recognition of certain income and expenses in different periods for financial and tax reporting purposes.

  Income (Loss) per Share

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares plus additional weighted average common equivalents shares outstanding during the period when the effect is not anti-dilutive. The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. Aggregate options of 473,833 (weighted average exercise price of $9.57) and 408,649 options (weighted average exercise price of $11.30) for 1999 and 1998, respectively, have not been included in the calculation of weighted average shares since their effect would be anti-dilutive, given the net loss in both years. In 1997, aggregate options of 5,050 (weighted average exercise price of $16.98) have not been included in the calculation of weighted average shares since they were "out of the money" and their effect would be anti-dilutive.

                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                               ----------------------------------------
                                                  1999           1998           1997
                                               -----------    -----------    ----------
Numerator:
Net income (loss)............................  $(4,442,418)   $(6,309,341)   $  583,174
                                               ===========    ===========    ==========
Denominator:
Weighted average number of common shares
  issued and outstanding.....................    6,766,934      6,752,863     6,744,946
Assumed exercise of options reduced by the
  number of shares which could have been
  purchased with the proceeds of those
  options....................................           --             --        69,038
                                               -----------    -----------    ----------
Weighted average common and common equivalent
  shares.....................................    6,766,934      6,752,863     6,813,984
Basic and diluted net income (loss) per
  share......................................  $     (0.66)   $     (0.93)   $     0.09

  Reclassifications

     Certain amounts from the prior year have been reclassified to conform to the current year's presentation.

B.  DE-CONSOLIDATION OF KALISTO BIOLOGICALS INC.:

     On July 1, 1999, the Company reduced its ownership in Kalisto Biologicals Inc. Terms of the transaction included the Company relinquishing control of Kalisto by the resignation of the Company's representatives from Kalisto's Board of Directors and the sale by Advanced Magnetics of approximately 63% of Kalisto's stock to Kalisto's founder. The Company retains a 19.5% ownership position in Kalisto. Accordingly, Kalisto was no longer consolidated with Advanced Magnetics as of July 1, 1999 and is accounted for under the cost method of accounting because the Company no longer has the ability to exercise significant influence over the operating and financial policies of Kalisto. Kalisto generated revenues of $918,402 and net losses of $(965,676) for the nine months ended June 30, 1999. Kalisto generated revenues of $227,098 and net losses of $(1,382,806) for the year ended September 30, 1998. Kalisto was not a subsidiary of the Company in 1997. Kalisto had net assets of $(1,341,311) as of June 30, 1999. A loss on the transaction of $155,967 was recognized in the fourth quarter of 1999, and is included in other income on the Statement of Operations.

C.  MARKETABLE SECURITIES:

     The cost and fair value of the marketable securities portfolio at September 30 are as follows:

                                                           1999                         1998
                                          1999 COST     FAIR VALUE     1998 COST     FAIR VALUE
                                          ----------    ----------    -----------    -----------
U.S. government securities due in one
  year or less..........................  $       --    $       --    $ 7,484,642    $ 7,513,215
Corporate bonds.........................          --            --        482,403        582,500
Preferred stock.........................          --            --        543,003        570,000
Common stock............................   5,175,906     4,804,785      9,608,225     10,431,227
                                          ----------    ----------    -----------    -----------
          Totals........................  $5,175,906    $4,804,785    $18,118,273    $19,096,942
                                          ==========    ==========    ===========    ===========

     At September 30, 1999, gross unrealized holding losses were $371,121. At September 30, 1998, gross unrealized holding gains were $978,669. For the fiscal years ended September 30, 1999 and 1998, the net unrealized holding gains have been recorded as a separate component of stockholders' equity.

     During the year ended September 30, 1999, gross realized gains and gross realized losses on the sale of marketable securities were $4,796,165 and $1,240,208, respectively, resulting in a net realized gain of $3,555,957. During the year ended September 30, 1998, gross realized gains on the sale of marketable securities were $2,473,826. During the year ended September 30, 1997, gross realized gains and gross realized losses on the sale of marketable securities were $1,932,504 and $65,154, respectively, resulting in a net realized gain of $1,867,350. Proceeds from U.S. treasury notes maturing were $7,500,000, $5,000,000 and $12,500,000 in 1999, 1998 and 1997 respectively.

     Interest, dividends and net gains (losses) on sales of securities consist of the following:

                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Interest income................................  $  534,733    $  978,546    $1,385,670
Dividend income................................     111,878       171,464       242,029
Net gains on sales of securities...............   3,555,957     2,473,826     1,867,350
                                                 ----------    ----------    ----------
          Totals...............................  $4,202,568    $3,623,836    $3,495,049
                                                 ==========    ==========    ==========

D.  INVENTORIES:

     The Company's inventories consisted entirely of raw materials of $80,480 on September 30, 1999 and $448,630 on September 30, 1998.

E.  COMMITMENTS:

     The Company leases laboratory, office and warehouse space under various agreements. Rental expense for the years ended September 30, 1999, 1998 and 1997 amounted to $411,245, $572,729 and $339,311, respectively. Future minimum lease payments for fiscal 2000, 2001, 2002, 2003 and 2004 amount to $417,611,
$189,092, $148,623, $151,210 and $37,964, respectively. The Company is also a guarantor on a lease for office space for Kalisto in the event Kalisto defaults on its obligations.

F.  ACCRUED EXPENSES:

     Accrued expenses consist of the following at September 30:

                                                         1999         1998
                                                       --------    ----------

Salaries and other compensation......................  $208,149    $  249,234
License and royalty fees.............................    20,000        29,540
Clinical trials......................................   116,649       177,722
Professional fees....................................   164,000       169,000
Other................................................    72,736        94,770
                                                       --------    ----------
          Totals.....................................  $581,534    $  720,266
                                                       ========    ==========

G.  INCOME TAXES:

     Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

     The income tax (benefit) provision consisted of the following:

                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                1999        1998        1997
                                              --------    --------    ---------
Currently payable:
  Federal...................................  $     --    $     --    $(379,022)
  State.....................................        --          --           --
                                              --------    --------    ---------
                                              $     --    $     --    $(379,022)
                                              --------    --------    ---------
Deferred:
  Federal...................................        --          --           --
  State.....................................        --          --           --
                                              --------    --------    ---------
                                                    --          --           --
                                              --------    --------    ---------
                                              $     --    $     --    $(379,022)
                                              ========    ========    =========

     The provisions for income taxes were at different rates than the U.S. statutory rates for the following reasons:

                                                         FOR THE YEARS ENDED SEPTEMBER 30,
                                                         ----------------------------------
                                                          1999         1998          1997
                                                         -------      -------      --------
U.S. federal statutory tax (benefit) rate..............   (34.0)%      (34.0)%        34.0%
Dividends received deductions..........................    (0.6)        (0.6)        (31.0)
Prior years income tax refunds.........................      --           --        (186.1)
Other, including a prior year tax adjustment...........    (0.2)        (0.1)         (2.6)
Losses without tax benefit.............................    34.8         34.7            --
Tax benefit of temporary differences...................      --           --            --
                                                          -----        -----        ------
                                                             --%          --%       (185.7)%
                                                          =====        =====        ======

     The $379,022 tax benefit recorded in fiscal 1997 is due to refunds of alternative minimum taxes paid in prior years.

     The components of the deferred tax assets and liabilities at September 30, were as follows:

                                                              1999            1998
                                                          ------------    ------------
ASSETS
  Net operating loss carryforwards......................  $  9,397,988    $  7,645,130
  Research and experimentation tax credit
     carryforward.......................................     3,004,518       2,511,022
  Deductible intangibles................................       102,016         111,370
  Other.................................................       316,120         248,310

LIABILITIES
  Property, plant and equipment depreciation............      (200,415)       (246,347)
  Other.................................................       (70,142)        (77,245)
                                                          ------------    ------------
                                                            12,550,085      10,192,240
  Valuation allowance...................................   (12,550,085)    (10,192,240)
                                                          ------------    ------------
Net deferred taxes......................................  $         --    $         --
                                                          ============    ============

     Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. Realization of favorable tax attributes is, therefore, reflected as a tax benefit in the provision for income taxes.

     At September 30, 1999, the Company had unused net operating loss (NOL) carryforwards for federal income tax purposes of approximately $23,227,000 which expire through fiscal 2019. The Company also has federal research and experimentation credits of approximately $2,541,000 which expire through fiscal 2014.

H.  STOCK PLANS:

     The Company's 1993 Stock Plan (the "1993 Stock Plan") provides for the grant of options to the Company's directors, officers, employees and consultants to purchase up to an aggregate of 700,000 shares of common stock. The maximum term of the options under the 1993 Stock Plan is ten years. The number of shares available for future grants at September 30, 1999 was 206,875.

     The Company's 1983 Stock Option Plan (the "1983 Stock Plan") does not allow for option grants after June 1993. The 1983 Plan provided for the grant of options to purchase up to 900,000 shares of common stock at a price equal to the fair market value of the stock at the date of grant to the Company's employees and mandatory grants to outside directors upon initial election to the Board of Directors. The maximum terms of incentive stock options and non-statutory options under the 1983 Plan are ten years and ten years plus thirty days, respectively.

     The Company has also granted to certain scientific advisors non-statutory options to purchase a total of 32,625 shares of common stock at a price equal to fair market value at the date of grant. As of September 30, 1999, 29,625 of these options have been exercised.

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

     On November 10, 1992, the Company's Board of Directors adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan") which the shareholders approved. This plan provides for the grant to each non-employee director on November 10, 1992, and each sixth anniversary thereafter an option to purchase 5,000 shares of common stock up to an aggregate of 100,000 shares at a price equal to the fair market value of the stock at the date of the grant, vesting over a five year period. The 1993 Plan also provided for the grant of options for 5,000 shares to new members of the Board of Directors. Under this plan, options to purchase 30,000 shares of common stock at a price of $14.50 per share in fiscal year 1993 and an additional 25,000 shares of common stock at a price of $9.625 per share were granted in fiscal year 1999. 5,000 stock options at a price of 11.75 and 5,000 stock options at a price of 13.50 were granted to new directors during fiscal year 1997 under the 1993 Plan. No grants may be made under this plan after November 10, 2002.

     During the fiscal year ended September 30, 1997, the Company's Board of Directors approved the exchange of stock options by the Company's employees and directors at the fair market value of the stock at the effective date of the exchange. This provided for the cancellation of any unexercised stock options and the reissuance of an equal number of stock options at the new price, with 50% of any previously vested options vesting immediately. The stock options canceled were originally issued under the 1983 and 1993 Stock Plans and the 1992 and 1993 Non-Employee Director Stock Option Plans and were reissued under the 1993 Stock Plan. 236,825 options were exchanged effective on July 3, 1997 at an exercise price of $11.50. 110,000 options were exchanged effective on August 5, 1997 at an exercise price of $11.125.

     The Company adopted the disclosure provision of SFAS 123, "Accounting for Stock-Based Compensation" ("FAS 123") in 1997 and has applied APB opinion 25 and related interpretations in accounting for its Plans.

     Stock option activity for the years ended September 30, 1999, 1998 and 1997 is as follows:

                                                 1999                 1998                 1998
                                          ------------------   ------------------   -------------------
                                                    WEIGHTED             WEIGHTED              WEIGHTED
                                                    AVERAGE              AVERAGE               AVERAGE
                                                    EXERCISE             EXERCISE              EXERCISE
                                          SHARES     PRICE     SHARES     PRICE      SHARES     PRICE
                                          -------   --------   -------   --------   --------   --------
Outstanding at beginning of year........  408,649    $11.30    460,195    $10.73     407,645    $13.86
Granted.................................  144,000    $ 5.04     13,500    $11.88     475,825    $12.17
Exercised...............................   (1,329)   $ 7.83    (39,846)   $ 4.11     (42,450)   $ 6.40
Canceled................................  (77,487)   $10.28    (25,200)   $12.58    (380,825)   $16.45
                                          -------    ------    -------    ------    --------    ------
Outstanding at end of year..............  473,833    $ 9.57    408,649    $11.30     460,195    $10.66
                                          =======    ======    =======    ======    ========    ======
Options exercisable at year-end.........  169,620    $11.33    135,392    $11.04      98,070    $ 8.01
                                          =======    ======    =======    ======    ========    ======
Weighted average fair value of options
  granted during the year...............  $  2.38              $  6.16              $   5.63
                                          =======              =======              ========

     The fair value of each option granted during 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of 5.0 years in 1999, 7.1 years in 1998 and 6.0 years in 1997 (2) expected volatility of 47.6% in 1999, 37.5% in 1998 and 36 % in 1997 (3) risk-free interest rates of 5.38% and 4.74% in 1999, 6.34% in 1998 and 6.2 % in 1997 and (4) no dividend yield.

     The following table summarizes information about stock options outstanding and exercisable at September 30, 1999:

                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                 ------------------------------------------   ----------------------
                                                   WEIGHTED                 WEIGHTED
                                   WEIGHTED        AVERAGE                  AVERAGE
   RANGE OF        NUMBER      AVERAGE REMAINING   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE     PRICE     EXERCISABLE    PRICE
---------------  -----------   -----------------   --------   -----------   --------
$4.00 - $ 6.00     119,000            9.6           $ 4.08            0      $ 0.00
$6.01 - $ 9.00       6,208            0.4           $ 7.43        6,208      $ 7.38
$9.01 - $12.24     348,625            7.4           $11.38      163,412      $11.48
--------------     -------           ----           ------      -------      ------
$4.00 - $12.24     473,833           7.59           $10.55      169,620      $11.33
                   =======           ====           ======      =======      ======

  Employee Stock Purchase Plan

     The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") provides for the issuance of up to 150,000 shares of common stock to employees of the Company. Under the terms of the Purchase Plan, eligible employees may purchase shares in five annual offerings ending in 2002, through payroll deductions of up to a maximum of 10% of the employee's earnings, at a price equal to the lower of 85% of the fair market value of the stock on the applicable annual offering commencement date of June 1 or termination date of May 31. The first offering under the Purchase Plan ended on May 31, 1998 and 5,876 shares of common stock were purchased by eligible employees at a price of approximately $9.30 per share. The second offering under the Purchase Plan ended on May 31, 1999 and 2,267 shares of common stock were purchased by eligible employees at a price of approximately $3.29 per share. As of September 30, 1999, 8,143 shares have been issued under this plan.

     Had the Company adopted SFAS 123, the weighted average fair value for each purchase right granted during fiscal 1999, 1998 and 1997 would have been $1.57, $3.45 and $3.68, respectively.

  Pro Forma Disclosures

     Had compensation cost for the Company's 1999, 1998 and 1997 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share for 1999, 1998 and 1997 would approximate the pro forma amounts below:

                                                             1999           1998          1997
                                                          -----------    -----------    --------
Net income (loss).........................  As reported   $(4,442,418)   $(6,309,341)   $583,174
                                            Pro forma     $(4,902,679)   $(6,933,323)   $276,163
Net income (loss) per share...............  As reported   $     (0.66)   $     (0.93)   $   0.09
                                            Pro forma     $     (0.72)   $     (1.03)   $   0.04

     The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts and additional awards in future years are anticipated.

I.  EMPLOYEE'S SAVING PLAN:

     The Company provides a 401(k) Plan to employees of the Company by which they may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Each employee may elect to defer a percentage of his or her salary on a pre-tax basis up to a specified maximum percentage. The Company matches every dollar each employee contributes to the 401(k) Plan up to six percent of each employee's salary to a maximum of $2,000 annually per employee. Salary deferred by employees and contributions by the Company to the 401(k) Plan are not taxable to employees until withdrawn from the 401(k) Plan and contributions are deductible by the Company when made. The amount of the Company's matching contribution for the 401(k) Plan was $95,753, $99,710, and $104,943 for fiscal 1999, 1998, and 1997, respectively.

J.  COMMON STOCK TRANSACTIONS:

     In November 1997, the Board of Directors extended the authorization granted in May 1996 to purchase 250,000 shares of the Company's common stock in the aggregate on the open market. Through September 30, 1999, the Company purchased 122,200 shares for $1,574,244 and the shares have been retired.

K.  PREFERRED STOCK:

     The preferred stock may be issued from time to time in one or more series. The rights, preferences, restrictions, qualifications and limitations of such stock shall be determined by the Board of Directors.

L.  BUSINESS CUSTOMERS:

     The Company's operations are located solely within the United States. The Company is focused principally on developing and manufacturing contrast agents. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Two customers accounted for 70.1% and 25.3% respectively, of the Company's product revenues in fiscal 1999. The same two customers accounted for 56% and 19% respectively, of the Company's product revenues in fiscal 1998. One customer accounted for 54% of the Company's product revenues in fiscal 1997.

     Revenues in fiscal 1999 from customers and licensees outside of the United States, principally in Europe, amounted to 19% of the Company's total revenues. Product revenues in fiscal 1998 from customers and licensees outside of the United States, again principally in Europe, amounted to 26% of the Company's total revenues. Product revenues from customers and licensees outside the United States were not significant in fiscal 1997.

M.  BUSINESS SEGMENTS:

     During fiscal 1999, the Company adopted FASB Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This Statement changes the way public companies report information about segments. Prior to the deconsolidation of Kalisto, the Company had two business segments under the "management approach" as defined in SFAS 131, the original business and the majority-owned subsidiary. Information concerning the operations in these reportable segments is as follows:

                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Revenues:
Advanced Magnetics, Inc.............................  $ 6,511,654    $ 5,823,454    $11,001,771
Kalisto Biologicals Inc.............................      918,402        227,098             --
                                                      -----------    -----------    -----------
  Total.............................................  $ 7,430,056    $ 6,404,146    $11,001,771

Depreciation Expense:
Advanced Magnetics, Inc.............................  $   764,861    $   968,683    $ 1,112,539
Kalisto Biologicals Inc.............................       52,438         30,939             --
                                                      -----------    -----------    -----------
  Total.............................................  $   817,299    $   999,622    $ 1,112,539

Income Tax (Expense) Benefit:
Advanced Magnetics, Inc.............................  $        --    $        --    $  (379,022)
Kalisto Biologicals Inc.............................           --             --             --
                                                      -----------    -----------    -----------
  Total.............................................  $        --    $        --    $  (379,022)

Net Income (Loss):
Advanced Magnetics, Inc.............................  $(3,476,742)   $(5,120,713)   $   583,174
Kalisto Biologicals Inc.............................     (965,676)    (1,382,806)            --
Eliminations and adjustments........................           --        194,178             --
                                                      -----------    -----------    -----------
  Total.............................................  $(4,442,418)   $(6,309,341)   $   583,174
Eliminations and adjustments for 1998 represent minority interest in share of net loss.

Segment Assets:
Advanced Magnetics, Inc.............................  $27,816,359    $35,230,857    $44,976,181
Kalisto Biologicals Inc.............................           --        688,512             --
Eliminations and adjustments........................           --     (1,804,661)            --
                                                      -----------    -----------    -----------
  Total.............................................  $27,816,359    $34,114,708    $44,976,181
Eliminations and adjustments for 1998 represent intercompany receivables eliminated in consolidation.

N.  LEGAL PROCEEDINGS:

     The Company and certain of its officers were sued in an action entitled David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman, and Lee Josephson, Civil Action No. 92-12157-WGY, in the United States District Court for the District of Massachusetts on September 3, 1992. The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on certain of the Company's patents and on pending applications, and seeks injunctive relief and unspecified damages. In addition, the complaint also alleges state law claims for breach of contract, breach of good faith and fair dealing, breach of implied contract, misappropriation of trade secrets, conversion, negligent misrepresentation, misrepresentation, unjust enrichment and unfair trade practices. The District Court has stayed this federal action pending resolution of an appeal in the State Court of summary judgment in the Company's favor as well as resolution of jurisdictional issue. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. The Company may not be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on its future business, financial condition and results of operations.

     The Company and certain of its officers were sued in David D. Stark, M.D.
v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment and unfair trade practices that were originally dismissed by, but later remanded to, the Federal Court in the above-mentioned action, as well as a new count alleging tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. The plaintiff's contract claims have been dismissed with prejudice and final judgment was entered against the plaintiff. The plaintiff filed an appeal in David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Appeal No. 98-P-1749 in the Massachusetts Appeals Court, on January 25, 1999. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. The Company may not be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on its future business, financial condition and results of operations.

     The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled Advanced Magnetics, Inc. v. Sanofi Pharmaceuticals, Inc. and Sanofi SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. Sanofi Pharmaceuticals, Inc. also filed a motion to dismiss the Company's tortious interference claim, which the Court denied on July 3, 1998. On October 26, 1998, the Company served a motion for partial summary judgment which, among other things, requests judgment in its favor on all of Sanofi Pharmaceuticals, Inc.'s counterclaims. On November 13, 1998, the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On November 23, 1998, Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. On December 18, 1998, the Court held a hearing on the Company's motion for partial summary judgment. On June 15, 1999, the Court granted partial summary judgment in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.'s counterclaims for breach of contract, unjust enrichment, conversion account annexed and violation of Mass. Gen. Laws ch. 93A. On October 29, 1999, the Company served a motion for partial summary judgment which, among other things, requests judgment in its favor on Sanofi Pharmaceuticals, Inc.'s remaining counterclaims against the Company and for judgment in its favor on the Company's breach of contract claim against Sanofi Pharmaceuticals, Inc. Also on October 29, 1999, Sanofi Pharmaceuticals, Inc. served a motion for partial summary judgment which, among other things, requests judgment in its favor on the Company's remaining claims. While the final outcome of the remaining claims and counterclaims cannot be determined, the Company will pursue its claims vigorously, and believes that Sanofi Pharmaceuticals, Inc.'s remaining counterclaims are equally without merit and intends to defend them vigorously. The Company may not be able to successfully defend the counterclaims and the failure by the Company to prevail for any reason could have an adverse effect on its future business, financial condition or results of operations.

O.  AGREEMENTS:

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

     On February 1, 1995, the Company entered into an agreement with Berlex granting Berlex a product license and exclusive marketing rights to Feridex I.V. in the United States and Canada. Under the terms of the agreement, Berlex paid a $5,000,000 non-refundable license fee in fiscal 1995. An additional $5,000,000 license fee was received in October 1996 as a result of the FDA's marketing approval and Berlex' market launch of Feridex I.V. in the United States. In addition, the Company receives payments for manufacturing the product and royalties on sales. Under the terms of the license and marketing agreement, Berlex pays for 60% of ongoing development expenses associated with Feridex I.V. These agreements expire in 2010 but can be terminated earlier upon the occurrence of certain specified events. Under the terms of the agreement, the Company has the right to terminate the exclusivity of the marketing rights based on inadequate sales performance by Berlex, but has not exercised that right at this time.

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

     In 1990, the Company entered into a manufacturing and distribution agreement with Mallinckrodt granting Mallinckrodt a product license and co-marketing rights to GastroMARK in the United States, Canada and Mexico. Under the terms of the agreement, Mallinckrodt paid a $500,000 non-refundable license fee in fiscal 1997 as a result of the FDA's marketing approval of Feridex I.V. in the United States. In addition, the company received payments for manufacturing the product and royalties on sales.

     The Company is the licensee of certain technologies under agreements with third parties which require the Company to make payments in accordance with these license agreements and upon the attainment of particular milestones. The Company is also required to pay royalties on a percentage of certain product sales, if any. During fiscal year 1997 the Company made milestone payments of $800,000 in relation to these agreements. There were no milestone payments in fiscal years 1998 or 1999. Future milestone payments are not to exceed $400,000.

P.  RELATED PARTY TRANSACTIONS:

     During the fiscal years ended September 30, 1999, 1998 and 1997, the Company paid approximately $33,329, $58,410 and $58,910, respectively, to Fahnestock & Co. Inc. as commissions on transactions involving its investments in securities. Mr. Leslie Goldstein, a shareholder and former member of the Company's Board of Directors and the brother of Jerome Goldstein, Chairman of the Board and CEO of the Company, is employed by SRG Associates, a division of Fahnestock & Co. Inc., as an investment analyst and advisor.

Q.  CONSOLIDATED QUARTERLY FINANCIAL DATA -- UNAUDITED:

     The following table provides quarterly data for the fiscal years ended September 30, 1999, and 1998.

                                                        FISCAL 1999 QUARTERS ENDED
                                        -----------------------------------------------------------
                                        SEPTEMBER 30      JUNE 30       MARCH 31      DEC. 31, 1998
                                        ------------    -----------    -----------    -------------
License fees..........................  $        --     $        --    $        --     $        --
Royalties.............................      220,000         100,000        200,000         160,000
Product sales.........................      383,866         264,113      1,001,239         316,841
Research and development services.....      106,241          85,430        144,856         244,902
Interest, dividends and net gains and
  losses on sales of securities.......    2,671,172         400,982        937,638         192,776
                                        -----------     -----------    -----------     -----------
          Total revenues..............    3,381,279         850,525      2,283,733         914,519
Cost of product sales.................       90,954          95,604        155,903         112,181
Cost of contract research.............       17,138           4,103         15,815              --
Operating expenses....................    1,817,524       3,088,904      3,327,433       3,412,508
Other (income) expense................      155,968              --       (421,561)             --
                                        -----------     -----------    -----------     -----------
Net income (loss).....................  $ 1,299,695     $(2,338,086)   $  (793,857)    $(2,610,170)
                                        ===========     ===========    ===========     ===========
Basic and diluted net income (loss)
  per share...........................  $      0.19     $     (0.35)   $     (0.12)    $     (0.39)

                                                        FISCAL 1998 QUARTERS ENDED
                                        -----------------------------------------------------------
                                        SEPTEMBER 30      JUNE 30       MARCH 31      DEC. 31, 1997
                                        ------------    -----------    -----------    -------------
License fees..........................  $        --     $        --    $        --     $        --
Royalties.............................      180,542          60,000        370,000         370,000
Product sales.........................      605,689         170,158        619,464           4,560
Research and development services.....      399,897              --             --              --
Interest, dividends and net gains and
  losses on sales of securities.......      371,511       1,263,335        996,977         992,013
                                        -----------     -----------    -----------     -----------
          Total revenues..............    1,557,639       1,493,493      1,986,441       1,366,573
Cost of product sales.................       99,679          28,947        103,514           5,805
Operating expenses....................    3,478,718       2,967,515      3,108,987       3,114,500
Minority shareholder interest.........           --         (40,637)       (80,243)        (73,298)
                                        -----------     -----------    -----------     -----------
Net income (loss).....................  $(2,020,758)    $(1,462,332)   $(1,145,817)    $(1,680,434)
                                        ===========     ===========    ===========     ===========
Basic and diluted net income (loss)
  per share...........................  $     (0.30)    $     (0.22)   $     (0.17)    $     (0.25)

R. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information required by this item, with respect to the directors of the registrant, is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 1, 2000, filed with the Commission on or about December 22, 1999, under the caption "Election of Directors."

     The information required by this item, with respect to executive officers of the registrant, can be found in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 1, 2000, filed with the Commission on or about December 22, 1999, under the captions "Compensation of Directors" and "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 1, 2000, filed with the Commission on or about December 22, 1999, in the table under the caption "Principal Stockholders."

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

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ADVANCED MAGNETICS, INC.

                                         By: /s/ JEROME GOLDSTEIN
                                             ----------------------------------
                                             Jerome Goldstein, Chairman of the
                                             Board of Directors, Chief Executive
                                             Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                          TITLE                      DATED
            ----                          -----                      -----

/s/ JEROME GOLDSTEIN           Chairman of the Board of        December 17, 1999
-----------------------------    Directors, Chief Executive
Jerome Goldstein                 Officer and Treasurer
                                 (principal executive and
                                 financial officer)

/s/ JAMES MATHESON             Vice President -- Finance       December 17, 1999
-----------------------------    (principal accounting
James Matheson                   officer)

/s/ LEONARD M. BAUM            Director                        December 17, 1999
-----------------------------
Leonard M. Baum

/s/ JOSEPH B. LASSITER, III    Director                        December 17, 1999
-----------------------------
Joseph B. Lassiter, III, Ph.D

/s/ MICHAEL D. LOBERG          Director                        December 17, 1999
-----------------------------
Michael D. Loberg, Ph.D

/s/ EDWARD B. ROBERTS          Director                        December 17, 1999
-----------------------------
Edward B. Roberts, Ph.D.

/s/ GEORGE M. WHITESIDES       Director                        December 17, 1999
-----------------------------
George M. Whitesides, Ph.D

                                 EXHIBIT INDEX

                                                                            SEQUENTIALLY
EXHIBIT                                                                       NUMBERED
NUMBER                              DESCRIPTION                                 PAGE
-------                             -----------                             ------------
 3.1(1)     Certificate of Incorporation of the Company, as amended.
 3.2(2)     By-Laws of the Company, as amended.
10.1(3)     1983 Stock Option Plan of the Company, as amended on
            November 13, 1990.
10.2(4)     1992 Non-Employee Director Stock Option Plan.
10.3(5)     1993 Stock Plan, as amended on February 2, 1999.
10.4(5)     1993 Non-Employee Director Stock Option Plan.
10.5(6)     1997 Employee Stock Purchase Plan.
10.6(2)     Clinical Testing, Supply and Marketing Agreement between the
            Company and Guerbet S.A. dated May 22, 1987 (confidential
            treatment previously granted).
10.7(7)     Clinical Testing, Supply and Marketing Agreement between the
            Company and Eiken Chemical Co., Ltd. dated August 30, 1988
            (confidential treatment previously granted).
10.8(8)     Contrast Agent Agreement between the Company and Guerbet
            S.A. dated September 29, 1989 (confidential treatment
            previously granted).
10.9(3)     Contrast Agent Agreement between the Company and Eiken
            Chemical Co., Ltd. dated March 27, 1990 (confidential
            treatment previously granted).
10.10(3)    Amendment to Clinical Testing, Supply and Marketing
            Agreement between the Company and Eiken Chemical Co., Ltd.
            dated September 29, 1990 (confidential treatment previously granted).
10.11(3)    License, Supply and Marketing Agreement between the Company and Mallinckrodt Medical, Inc. dated June 28, 1990
            (confidential treatment previously granted).
10.12(4)    Technology License Agreement between the Company and Squibb
            Diagnostics, dated February 5, 1991 (confidential treatment previously granted).
10.13(4)    Agreement of Amendment to Clinical Testing, Supply and
            Marketing Agreement between the Company and Guerbet, S.A., dated August 13, 1990.
10.14(9)    Termination Agreement dated August 30, 1994 between the
            Company and Bristol-Myers Squibb Co.
10.15(10)   License and Marketing Agreement between the Company and
            Berlex Laboratories, Inc. dated as of February 1, 1995.
10.16(10)   Supply Agreement between the Company and Berlex
            Laboratories, Inc. dated as of February 1, 1995.
10.17(11)   Lease and Lease Agreement between the Company and Carnegie
            Center Associates dated September 6, 1994.
10.18(12)   Promissory Note dated February 10, 1998 issued to the
            Company by Leonard Baum.
23.1        Consent of PricewaterhouseCoopers LLP, independent
            accountants.
27          Financial Data Schedule.

---------------
 (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 33-13953).

 (2) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987.

 (3) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

 (4) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

 (5) Incorporated herein by reference to the exhibits to the Company's definitive proxy statement for the fiscal year ended September 30, 1992.

 (6) Incorporated herein by reference to the exhibits to the Company's definitive proxy statement for the fiscal year ended September 30, 1996.

 (7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988.

 (8) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989.

 (9) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, for the fiscal year ended September 30, 1994.

(10) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1994.

(11) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, for the fiscal year ended September 30, 1997.

(12) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 1998.