Form 10-Q
period 1999-12-31
ADVANCED MAGNETICS INC
filed 2000-02-08
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

         For the quarterly period ended     DECEMBER 31, 1999
                                        ---------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

         For the transition period from              to
                                        -----------     -------------

                            Commission File #0-14732

                            ADVANCED MAGNETICS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      04-2742593
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

Yes       [X]       No
       ----------          ----------


At February 1, 2000, 6,752,027 shares of registrant's common stock (par value, $.01) were outstanding.

                            ADVANCED MAGNETICS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1999

                          PART I. FINANCIAL INFORMATION

                         Item 1 -- Financial Statements

                            ADVANCED MAGNETICS, INC.
                                 BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                             ASSETS                                  DECEMBER 31,               SEPTEMBER 30,
                                                                         1999                       1999
                                                                         ----                       ----

Current assets:
Cash and cash equivalents...........................................   $  14,567,868              $  17,052,636
Marketable securities (Note B)......................................       7,383,011                  4,804,785
Accounts receivable.................................................         141,684                    648,201
Inventories.........................................................          80,480                     80,480
Prepaid expenses....................................................         149,884                    195,655
                                                                     ----------------        -------------------
  Total current assets..............................................      22,322,927                 22,781,757

Property, plant and equipment:
Land................................................................         360,000                    360,000
Building............................................................       4,612,172                  4,610,827
Laboratory equipment................................................       7,994,846                  8,007,095
Furniture and fixtures..............................................         774,066                    760,538
                                                                     ----------------        -------------------
                                                                          13,741,084                 13,738,460
Less-accumulated depreciation and amortization......................     (9,204,080)                (9,065,660)
                                                                     ----------------        -------------------
Net property, plant and equipment...................................       4,537,004                  4,672,800

Other assets........................................................         361,802                    361,802
                                                                     ----------------        -------------------
  Total assets......................................................   $  27,221,733               $ 27,816,359
                                                                     ================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable....................................................     $   157,345               $    118,465
Accrued expenses....................................................         545,517                    581,534
Income taxes payable................................................          61,651                     61,651
                                                                     ----------------        -------------------
  Total current liabilities.........................................         764,513                    761,650

Commitments and contingencies (Notes E and H).......................

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
   2,000,000 shares; none issued....................................             ---                        ---
Common stock, par value $.01 per share,
   authorized 15,000,000 shares; issued and
   outstanding 6,752,027 shares at December 31, 1999
   and 6,752,027 shares at September 30, 1999.......................          67,521                     67,521
Additional paid-in capital..........................................      44,205,370                 44,205,370
Retained earnings (deficit).........................................    (18,278,701)               (16,847,061)
Accumulated other comprehensive income..............................         463,030                  (371,121)
                                                                   ------------------        -------------------
  Total stockholders' equity........................................      26,457,220                 27,054,709
                                                                   ------------------        -------------------
Total liabilities and stockholders' equity..........................   $  27,221,733              $  27,816,359
                                                                   ==================        ===================

The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                             FOR THE QUARTERS ENDED
                           DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                              FIRST QUARTER ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1999                       1998
                                                              ----                       ----
STATEMENT OF OPERATIONS

Revenues:
   Royalties.........................................        $   163,246              $   157,892
   Product sales.....................................                ---                  318,949
   Contract research and development.................             10,995                  244,902
   Interest, dividends and net gains
     and losses on sales of securities...............            235,845                  192,776
                                                        -----------------        -----------------
        Total revenues...............................            410,086                  914,519

Cost and expenses:
   Cost of product sales.............................                ---                  112,181
   Cost of contract research and development.........              3,195                      ---
   Research and development expenses.................          1,367,062                2,490,751
   Selling, general and administrative
     Expenses........................................            471,469                  921,757
                                                        -----------------        -----------------
        Total costs and expenses.....................          1,841,726                3,524,689
                                                        -----------------        -----------------
Net income (loss)....................................      $ (1,431,640)            $ (2,610,170)
                                                        =================        =================

Basic and diluted net income (loss) per share........        $    (0.21)              $    (0.39)
                                                        -----------------        -----------------
Weighted average shares outstanding:
     Basic...........................................          6,752,027                6,767,509
                                                        -----------------        -----------------
     Diluted.........................................          6,752,027                6,767,509
                                                        -----------------        -----------------


COMPREHENSIVE INCOME (LOSS)

Net income (loss)....................................      $ (1,431,640)            $ (2,610,170)
Unrealized gains (losses) on market value of
     Securities......................................            834,151                2,146,226
                                                        -----------------        -----------------
Comprehensive income (loss)..........................        $ (597,489)             $  (463,944)
                                                        =================        =================

The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE-MONTH PERIODS ENDED
                           DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                    THREE-MONTH PERIODS ENDED
                                                                                          DECEMBER 31,
                                                                               -----------------------------------
                                                                                 1999                       1998
                                                                                 ----                       ----
Cash flows from (for) operating activities:
Cash received from customers...........................................           $  534,399               $ 1,106,712
Cash paid to suppliers and employees...................................          (1,680,788)               (3,307,916)
Dividends and interest received........................................              235,845                    87,508
Royalties received.....................................................              172,475                   116,927
                                                                           ------------------          ----------------
Net cash provided by (used in) operating activities....................            (738,069)               (1,996,769)

Cash flows from investing activities:
Purchase of securities.................................................          (1,744,075)               (1,082,782)
Capital expenditures...................................................              (2,624)                 (176,515)
                                                                          ------------------          ----------------
Net cash provided by (used in) investing activities....................          (1,746,699)               (1,259,297)
Cash flows from financing activities:
Proceeds from issuances of common stock................................                  ---                        11
                                                                          ------------------          ----------------
Net cash provided by (used in) financing activities....................                  ---                        11
                                                                           ------------------          ----------------
Net increase (decrease) in cash and cash equivalents...................          (2,484,768)               (3,256,055)

Cash and cash equivalents at beginning of the period...................           17,052,636                 7,704,245
                                                                           ------------------          ----------------
Cash and cash equivalents at end of the period.........................         $ 14,567,868               $ 4,448,190
                                                                           ==================          ================

The accompanying notes are an integral part of the consolidated financial statements.

                            ADVANCED MAGNETICS, INC.
                       RECONCILIATION OF NET INCOME (LOSS)
             TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                        FOR THE THREE-MONTH PERIODS ENDED
                           DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                           THREE-MONTH PERIODS
                                                                                            ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                    1999                        1998
                                                                                    ----                        ----
Net income (loss).........................................................        $ (1,431,640)                $ (2,610,170)
                                                                              ------------------        ---------------------
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:

Accretion of U.S. Treasury Notes discount.................................                  ---                     (11,519)
Decrease (increase) in accounts receivable................................              506,517                      386,877
(Increase) decrease in inventories........................................                  ---                       78,318
(Increase) decrease in prepaid expenses and other assets..................               45,771                    (144,591)
Depreciation and amortization.............................................              138,420                      208,519
(Decrease) increase in accounts payable and accrued expenses..............                2,863                       97,097
(Decrease) in income taxes payable........................................                  ---                      (1,300)
                                                                              ------------------        ---------------------
Total adjustments.........................................................              693,571                      613,401
                                                                              ------------------        ---------------------
Net cash provided by (used in) operating activities.......................          $ (738,069)                $ (1,996,769)
                                                                              ==================        =====================

The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

         The Company consolidated its majority-owned subsidiary, Kalisto Biologicals Inc. ("Kalisto") until June 30, 1999 and all intercompany transactions until that time have been eliminated. On July 1, 1999, the Company reduced its ownership in Kalisto to 19.5% and accordingly has not consolidated Kalisto from that date forward.

         These financial statements are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts in the fiscal 1999 financial statements have been reclassified to conform with the fiscal 2000 presentation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1999.

B.       MARKETABLE SECURITIES

         The cost and market value of the Company's marketable securities portfolio are as follows:

                                                       DECEMBER 31, 1999                       SEPTEMBER 30, 1999
                                                       -----------------                       ------------------
                                                   COST             FAIR VALUE              COST              FAIR VALUE
                                                   ----             ----------              ----              ----------
Common stock................................      $ 6,919,981          $ 7,383,011          $ 5,175,906          $ 4,804,785
                                             -----------------  -------------------  -------------------  -------------------
Totals......................................      $ 6,919,981          $ 7,383,011          $ 5,175,906          $ 4,804,785
                                             =================  ===================  ===================  ===================

C.       INCOME TAX

         There were no income tax provisions for the three-month periods ended December 31, 1999 and 1998 due to net operating losses in those periods.

D.       EARNINGS (LOSS) PER SHARE

         The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. Aggregate options of 490,506 (weighted average exercise price of $8.90) and 430,320 (weighted average exercise price of $11.21) for the quarters ending December 31, 1999 and December 31, 1998, respectively, have not been included in the calculation of weighted average shares, since their effect would be anti-dilutive, given the net loss in both periods.

                                                                                    DECEMBER 31
                                                                                    -----------
                                                                              1999                1998
                                                                              ----                ----
Weighted average number of shares issued and outstanding...............      6,752,027           6,767,509
Common stock equivalents...............................................            ---                 ---
                                                                          -------------       -------------
As adjusted............................................................      6,752,027           6,767,509
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

         The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled ADVANCED MAGNETICS, INC. V. SANOFI PHARMACEUTICALS, INC. AND SANOFI SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. Sanofi Pharmaceuticals, Inc. also filed a motion to dismiss the Company's tortious interference claim, which the Court denied on July 3, 1998. On October 26, 1998, the Company served a motion for partial summary judgment which, among other things, requests judgment in its favor on all of Sanofi Pharmaceuticals, Inc.'s counterclaims. On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On November 23, 1998, Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. On December 18, 1998, the court held a hearing on the Company's motion for partial summary judgment. On June 15, 1999, the court granted partial summary judgement in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.'s counterclaims for breach of contract, unjust enrichment, conversion, account annexed and violation of Mass. Gen. Laws ch. 93A. On October 29, 1999, the Company served a motion for partial summary judgement which, among other things, requests judgement in its favor on Sanofi Pharmaceuticals, Inc.'s remaining counterclaims against the Company and for judgement in its favor on the Company's breach of contract claim against Sanofi Pharmaceuticals, Inc. Also on October 29, 1999, Sanofi Pharmaceuticals, Inc. served a motion for partial summary judgement which, among other things, requests judgement in its favor on the Company's remaining claims. While the final outcome of the remaining claims and counterclaims cannot be determined, the Company will pursue its claims vigorously, and believes that Sanofi Pharmaceuticals, Inc.'s remaining counterclaims are equally without merit and intends to defend them vigorously. The Company may not be able to successfully defend the counterclaims and the failure by the Company to prevail for any reason could have an adverse effect on its future business, financial condition or results of operations.

F.       BUSINESS SEGMENTS:

         During fiscal 1999, the Company adopted FASB Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This Statement changes the way public companies report information about segments. Prior to the deconsolidation of Kalisto in July of 1999, the Company had two business segments under the "management approach" as defined in SFAS 131, the original business and the majority-owned subsidiary.

         Information concerning the operations in these reportable segments is as follows:

                                                                FIRST QUARTER ENDED
                                                                    DECEMBER 31,
                                                                    ------------
                                                             1999                  1998
                                                             ----                  ----
REVENUES:

Advanced Magnetics, Inc..............................      $  410,086            $  595,570
Kalisto Biologicals Inc..............................             ---               318,949
                                                        -------------          ------------
    Total............................................      $  410,086            $  914,519


DEPRECIATION EXPENSE:

Advanced Magnetics, Inc..............................      $  138,420            $  190,800
Kalisto Biologicals Inc..............................             ---                17,719
                                                        -------------          ------------
    Total............................................      $  138,420            $  208,519


NET INCOME (LOSS):

Advanced Magnetics, Inc..............................    $ (1,431,640)         $ (2,311,718)
Kalisto Biologicals Inc..............................             ---              (298,452)
                                                        -------------          ------------
    Total............................................    $ (1,431,640)         $ (2,610,170)


                                                           DECEMBER 31,        SEPTEMBER 30,
                                                              1999                 1999
                                                              ----                 ----
SEGMENT ASSETS:

Advanced Magnetics, Inc..............................    $ 27,221,733          $ 27,816,359
Kalisto Biologicals Inc..............................             ---                   ---
                                                        -------------          ------------
    Total............................................    $ 27,221,733          $ 27,816,359

G.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In December 1999, the Staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles (GAAP) to revenue recognition. Application of the accounting and disclosure requirements of SAB 101 is not expected to have a material impact on the financial position or the results of operations of the Company.

H.       COMMITMENTS AND CONTINGENCIES

         The Company is a guarantor on a lease for office space for Kalisto in the event Kalisto defaults on its obligation. The Company is currently assessing Kalisto's ability to pay its obligation under the lease and the consequences to the Company of any default by Kalisto. As of February 2000, the Company's potential obligation relating to this guarantee cannot be predicted with certainty. However, the ultimate liability of the Company, if any, in connection with this guaranty, could have a material adverse impact on the statement of operations in any one accounting period.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS. ANY STATEMENTS CONTAINED HEREIN THAT DO NOT DESCRIBE HISTORICAL FACTS ARE FORWARD LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE BASED ON CURRENT EXPECTATIONS, BUT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT EXPECTATIONS INCLUDE THE FOLLOWING: THE TIMING AND RESULT OF FDA ACTION, THE ABILITY TO SUCCESSFULLY MARKET FERIDEX I.V.-Registered Trademark- OR GASTROMARK-Registered Trademark- AND ANY FUTURE PRODUCTS THAT RECEIVE FDA APPROVAL, THE COMPANY'S DEPENDENCE ON ITS CORPORATE PARTNERS, DELAYS IN ARRANGEMENTS WITH CLINICAL INVESTIGATIONS, UNCERTAINTIES RELATING TO RESULTS OF THE CLINICAL TRIALS OF THE COMPANY'S PRODUCT CANDIDATES, THE COMPANY'S ABILITY TO OBTAIN FUTURE FINANCING, UNCERTAINTIES RELATING TO PATENTS AND PROPRIETARY RIGHTS, THE ABILITY OF THE COMPANY TO COMPETE SUCCESSFULLY IN THE FUTURE AND THE RISKS IDENTIFIED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING BUT NOT LIMITED TO ITS FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1999.

OVERVIEW

         Since its inception in November 1981, Advanced Magnetics, Inc. ("Advanced Magnetics" or the "Company") has focused its efforts on developing applications of its core magnetic particle technology. This focus has led to the development of magnetic resonance imaging (MRI) contrast agents. The Company has funded its operations with cash from license fees from corporate partners, royalties, sales of its products, fees from contract research performed for third parties, the proceeds of financings and income earned on invested cash. The Company's success in the market for diagnostic products will depend, in part, on the Company's ability to successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace.

         The Company's operating results may continue to vary significantly from quarter to quarter, or from year to year, depending on a number of factors, including: (i) the timing of payments from corporate partners and research grants; (ii) the introduction of new products; (iii) the timing and size of orders from customers; (iv) the general level of acceptance of the Company's products; and (v) increases or decreases in, and timing of, research and development, clinical trials and other expenses. A substantial portion of the Company's expenses consist of research and development costs. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits and losses may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and there can be no assurance that the Company will be profitable or that revenue growth will be achieved in the future.

         In October 1997, the Company acquired approximately 80.7% of the issued and outstanding capital stock of Kalisto Biologicals Inc. ("Kalisto"). The Company's results of operations and cash flows reflect the activities of Kalisto for the period from the date of acquisition through June 30, 1999. On July 1, 1999, the Company reduced its ownership in Kalisto Biologicals to 19.5%.

         In December 1999, the Company submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for Combidex-Registered Trademark- Magnetic Resonance Imaging (MRI) contrast agent. The NDA covers two indications. The principle indication is for the diagnosis of lymph node disease to assist in directing biopsy and surgery as well as to aid in the staging of metastatic lymph node involvement for a variety of cancers, including breast and prostate cancer.

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

         Under the auspices of the Audit Committee, the Company conducted and completed an assessment of its exposure to potential disruptions caused by the Year 2000 issue. In the first phase of its readiness investigation the Company identified its Clinical Data Network (which tracks and analyzes the results of product trials in support of FDA approvals) and its accounting system as mission-critical components that required protection from Year 2000 related disruption. The Company, in order to address Year 2000 concerns and as part of a general systems upgrade, has replaced both of these systems. The Company has obtained written confirmation that the new software applications are Year 2000 compliant. The Company's computer hardware platforms, on which these systems run, have been confirmed as Year 2000 compliant by their manufacturers and the Company completed testing of them in September 1999.

         In addition to evaluating its computer systems, the Company recognized that the Year 2000 issue may impact machines or equipment that rely on embedded microchips. The Company evaluated and tested such equipment used in its manufacturing facilities and believed that it did not have a material risk of disruptions in manufacturing due to a Year 2000 failure. The Company also evaluated its non-manufacturing equipment.

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

         The Company contacted all of its significant service providers and obtained assurances that they were addressing Year 2000 issues in a prudent fashion. However, the Company, like all others, is subject to exposure to disruptions in the generic systems that all businesses and consumers rely on generally.

         The Company obtained assurances from its significant raw material suppliers that there would be no interruption of service as a result of the Year 2000 issue and, to the extent such assurances were not given, the Company devised contingency plans to ameliorate the potential negative effects in the event of the unavailability of materials.

         A failure of any contingency plan developed by the Company may result in a business interruption caused by one or more of the Company's third party service providers or suppliers, and such a failure may have a material adverse effect on the Company. In addition, the failure on the part of the accounting systems of the Company's customers due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company. A failure of the accounting systems of a significant number of the Company's customers would have a material adverse effect on the Company.

         As of February 2000, the Company is not aware of any material problems due to the Year 2000 issue. However, problems may still arise which could have a material adverse impact on the Company. All expenses related to determining and addressing Year 2000 readiness have been expensed as incurred and have amounted to roughly $100,000 to date. If, however, compliance efforts of which the Company is not currently aware are required, or if the cost of any required updating or modification of the Company's IT systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse impact on the Company.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1999 AS COMPARED TO THE QUARTER ENDED DECEMBER 31, 1998

REVENUES

         Total revenues for the first fiscal quarter ended December 31, 1999 were $410,086 compared to $914,519 for the first fiscal quarter ended December 31, 1998. The decrease in revenues was primarily due to the absence of sales from the Company's formerly consolidated subsidiary, Kalisto Biologicals Inc. and a reduction in research and development services revenue provided by the Company to third parties. Royalties for the fiscal quarter ended December 31, 1999 were $163,246 as compared to $157,892 for the fiscal quarter ended December 31, 1998. There was no gain or loss on the sale of securities in either quarter.

         There were no product sales during the fiscal quarter ended December 31, 1999. Included in product sales during the first fiscal quarter ended December 31, 1998 were $318,949 in sales by Kalisto.

         Contract research and development services revenues were $10,995 for the first fiscal quarter ended December 31, 1999 compared with $244,902 for the first fiscal quarter ended December 31, 1998. Contract research and development services revenues are reimbursements of expenditures for clinical trials. The decrease reflects the completion of certain clinical trials.

         Interest, dividends and gains on sales of securities resulted in revenues of $235,845 in the fiscal quarter ended December 31, 1999 compared to $192,776 for the fiscal quarter ended December 31, 1998. There were no gains or losses on the sale of securities in either quarter. Interest, dividends and net gains on sales of securities consisted of the following:

                                                  FIRST QUARTER ENDED DECEMBER 31,
                                                  --------------------------------
                                                    1999                    1998
                                                    ----                    ----
Interest income                                    $  212,220             $  181,076
Dividend income                                        23,625                 11,700
Net gains on sales of securities                          ---                    ---
                                            ------------------      -----------------
Total                                              $  235,845             $  192,776
                                            ------------------      -----------------



COSTS AND EXPENSES

         Due to the absence of product sales, the Company incurred no costs for products sold in the first fiscal quarter ended December 31, 1999. Included in product sales for the quarter ended December 31, 1998 were cost of sales of $112,181 from Kalisto. A cost of $3,195 was incurred on contract research and development for the first fiscal quarter ended December 31, 1999, while no costs were incurred in the quarter ended December 31, 1998.

         Research and development expenses decreased $1,123,689 to $1,367,062 for the first fiscal quarter ended December 31, 1999 as compared to the same period in the prior fiscal year. This decrease arises from reduced activity on clinical trials associated with Combidex-Registered Trademark- that occurred during the quarter ended December 31, 1998 and the exclusion of Kalisto research and development. Selling, general and administrative expenses were $471,469 for first fiscal quarter ended December 31, 1999 compared to $921,757 for the first fiscal quarter ended December 31, 1998. The decrease of $450,288 was mostly due to the exclusion of $351,464 in Kalisto costs for the three month period ended December 31,1998 that are no longer consolidated. The reduced levels of expenditures are expected to continue for the foreseeable future.

INCOME TAXES

         There were no income tax provisions for the fiscal quarters ended December 31, 1999 and December 31, 1998 due to operating losses for both periods.

EARNINGS

         For the reasons stated above, there was a net loss of $(1,431,640) or $(0.21) per share for the quarter ended December 31, 1999 compared to a net loss of $(2,610,170) or $(0.39) per share for the quarter ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company's cash and cash equivalents totaled $14,567,868 compared to $17,052,636 at September 30, 1999. In addition, the Company had marketable securities of $7,383,011 at December 31, 1999 compared to $4,804,785 on September 30, 1999. Net cash used in operating activities was $738,069 in the three-month period ended December 31, 1999 compared to net cash used in operating activities of $1,996,769 in the three-month period ended December 31, 1998. Cash used in investing activities was $1,746,699 for the three-month period ended December 31, 1999 compared to $1,259,297 provided by investing activities in the three-month period ended December 31, 1998. Cash used in investing activities in the three-month period ended December 31, 1999 included the purchase of marketable securities of $1,744,075. There were no funds generated by the sale of marketable securities during that period. There was no cash used in or provided by financing activities in the three-month period ended December 31, 1999, compared to $11 provided by financing activities in the three-month period ended December 31, 1998. In May 1996, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock on the open market, from time to time, at prevailing market prices. This authorization was extended in November 1997. There were no funds used in the purchase of the Company's common stock during the three-month periods ended December 31, 1999 and December 31, 1998.

         Capital expenditures in the three-month period ended December 31, 1999 were $2,625 compared to $176,515 in the three-month period ended December 31, 1998. The capital expenditures in the quarter ended December 31, 1998 reflected upgrades to existing property, plant and equipment. Future expenditures should continue at the reduced levels.

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

         In December 1999, the Staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles (GAAP) to revenue recognition. Application of the accounting and disclosure requirements of SAB 101 is not expected to have a material impact on the financial position or the results of operations of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change to the information concerning the Company's market risk sensitive instruments as set forth in the Company's 10-K for the period ended September 30, 1999.

PART II.      OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         There have been no material changes to the information concerning the Company's legal proceedings as set forth in the Company's Form 10-K for the period ended September 30, 1999.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27.1      Financial Data Schedule (EDGAR filing only)

         The Company did not file any current reports on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADVANCED MAGNETICS, INC.

Date  February 4, 2000                    By  /s/ Jerome Goldstein
     ------------------                      -----------------------------------
                                             Jerome Goldstein, Chief Executive
                                             Officer, Treasurer and Chairman of
                                             the Board of Directors

Date  February 4, 2000                    By  /s/ James A. Matheson
     ------------------                      -----------------------------------
                                             James A. Matheson, Vice President
                                             and Principal Accounting Officer