Form 10-Q
period 2000-03-31
ADVANCED MAGNETICS INC
filed 2000-05-11
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

         For the quarterly period ended ______MARCH 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

         For the transition period from ____________ to ___________



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

At May 5, 2000, 6,752,027 shares of registrant's common stock (par value, $.01) were outstanding.

                            ADVANCED MAGNETICS, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000


                          PART I. FINANCIAL INFORMATION



                         Item 1 -- Financial Statements

                            ADVANCED MAGNETICS, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)



                             ASSETS                                   MARCH 31,                SEPTEMBER 30,
                             ------                                     2000                        1999
                                                                        ----                        ----

Current assets:
Cash and cash equivalents...........................................    $ 13,466,690               $ 17,052,636
Marketable securities (Note B)......................................       6,052,493                  4,804,785
Accounts receivable (Note C)........................................         255,182                    648,201
Inventories.........................................................          41,383                     80,480
Prepaid expenses....................................................         285,609                    195,655
                                                                   ------------------        -------------------
  Total current assets..............................................      20,101,357                 22,781,757

Property, plant and equipment:
Land................................................................         360,000                    360,000
Building............................................................       4,612,172                  4,610,827
Laboratory equipment................................................       8,016,389                  8,007,095
Furniture and fixtures..............................................         781,366                    760,538
                                                                   ------------------
                                                                                             -------------------
                                                                          13,769,927                 13,738,460
Less--accumulated depreciation and amortization.....................     (9,342,501)                (9,065,660)
                                                                   ------------------        -------------------
Net property, plant and equipment...................................       4,427,426                  4,672,800

Other assets........................................................         421,626                    361,802
                                                                   ==================        ===================
  Total assets......................................................    $ 24,950,409               $ 27,816,359
                                                                   ==================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable....................................................     $   257,662                $   118,465
Accrued expenses....................................................         536,542                    581,534
Income taxes payable................................................          61,651                     61,651
                                                                   ------------------        -------------------
  Total current liabilities.........................................         855,855                    761,650

Commitments and Contingencies (Notes F and I)                                    ---                        ---

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
   2,000,000 shares; none issued....................................             ---                        ---
Common stock, par value $.01 per share,
   authorized 15,000,000 shares; issued and
   outstanding 6,752,027 shares at March 31, 2000
   and 6,752,027 shares at September 30, 1999.......................          67,521                     67,521
Additional paid-in capital..........................................      44,205,370                 44,205,370
Retained earnings (deficit).........................................    (19,310,849)               (16,847,061)
Accumulated other comprehensive income (loss).......................       (867,488)                  (371,121)
                                                                   ------------------
                                                                                             -------------------
  Total stockholders' equity........................................      24,094,554                 27,054,709
                                                                   ------------------
                                                                                             -------------------

Total liabilities and stockholders' equity..........................    $ 24,950,409               $ 27,816,359
                                                                   ==================        ===================


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



                                                  THREE-MONTH PERIOD ENDED MARCH 31,          SIX-MONTH PERIOD ENDED MARCH 31,
                                                      2000                  1999                  2000                 1999
---------------------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS

Revenues:
   Royalties.................................         $ 260,000             $ 200,000             $ 423,246            $ 360,000
   Product sales.............................           161,530             1,001,239               161,530            1,318,079
   Contract research and development.........           105,393               144,856               116,388              389,758
   Interest, dividends and net gains
     and losses on sales of securities.......           168,588               937,638               404,433            1,130,415
                                                 ---------------       ---------------       ---------------      ---------------
        Total revenues.......................           695,511             2,283,733             1,105,597            3,198,252

Cost and expenses:
   Cost of product sales.....................            62,954               155,903                62,954              268,084
   Contract research and development ........
     expenses................................               ---                15,815                 3,195               15,815
   Company-sponsored research and............
     development expenses....................         1,052,576             1,980,625             2,419,638            4,471,376
   Selling, general and administrative
     expenses................................           612,129             1,346,808             1,083,598            2,268,565
                                                 ---------------       ---------------       ---------------      ---------------
        Total costs and expenses.............         1,727,659             3,499,151             3,569,385            7,023,840

   Other (income) expenses...................               ---             (421,561)                   ---            (421,561)
                                                 ---------------       ---------------       ---------------      ---------------

Income (loss) before provision for
income taxes.................................       (1,032,148)             (793,857)           (2,463,788)          (3,404,027)
   Provision for income taxes................               ---                   ---                   ---                  ---
                                                 ---------------       ---------------       ---------------      ---------------
Net income (loss)............................      $(1,032,148)           $ (793,857)          $(2,463,788)         $(3,404,027)
                                                 ===============       ===============       ===============      ===============

Basic and diluted net income (loss)
   per share.................................         $  (0.15)             $  (0.12)             $  (0.36)            $  (0.50)
                                                 =============== ===== =============== ===== =============== ==== ===============

Weighted average number of common
   shares....................................         6,752,027             6,767,660             6,752,027            6,767,574

Weighted average number of common
     and common equivalent shares............         6,752,027             6,767,660             6,752,027            6,767,574
                                                 ---------------       ---------------       ---------------      ---------------


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                       STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                  THREE-MONTH PERIOD ENDED MARCH 31,          SIX-MONTH PERIOD ENDED MARCH 31,
                                                      2000                  1999                  2000                 1999
----------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Net income (loss)............................      $(1,032,148)           $ (793,857)          $(2,463,788)         $(3,404,027)

Other comprehensive income (loss):
   Unrealized gains (losses) on
     securities..............................       (1,330,518)           (2,379,173)             (496,367)            (232,947)
   Reclassification adjustment for
     gains included in net income............               ---             (756,707)                   ---            (756,707)
                                                 ---------------       ---------------       ---------------      ---------------
Other comprehensive income (loss)............       (1,330,518)           (3,135,880)             (496,367)            (989,654)
                                                 ---------------       ---------------       ---------------      ---------------
Comprehensive income (loss)..................      $(2,362,666)          $(3,929,737)          $(2,960,155)         $(4,393,681)
                                                 ===============       ===============       ===============      ===============


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE SIX-MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                                     Six-Month Periods Ended
                                                                                            March 31,
                                                                           --------------------------------------------
                                                                                 2000                       1999
                                                                                 ----                       ----

Cash flows from operating activities:
Cash received from customers...........................................           $  829,287                $ 1,624,917
Cash paid to suppliers and employees...................................          (3,282,912)                (6,255,845)
Dividends and interest received........................................              404,433                    397,568
Royalties received.....................................................              238,787                    335,618
                                                                           ------------------          -----------------

Net cash provided by (used in) operating activities....................          (1,810,405)                (3,897,742)

Cash flows from investing activities:
Proceeds from sales of securities......................................                  ---                  2,959,633
Proceeds from U.S. Treasury Notes maturing.............................                  ---                  7,500,000
Purchase of securities.................................................          (1,744,075)                (1,082,782)
Capital expenditures...................................................             (31,466)                  (257,386)

Net cash provided by (used in) investing activities....................          (1,775,541)                  9,119,465

Cash flows from financing activities:
Proceeds from issuances of common stock................................                  ---                         11
-------------------------------------------------------------------------- ------------------          -----------------

Net cash provided by (used in) financing activities....................                  ---                         11
                                                                           ------------------          -----------------

Net increase (decrease) in cash and cash equivalents...................          (3,585,946)                  5,221,734

Cash and cash equivalents at beginning of the period...................           17,052,636                  7,704,245
                                                                           ------------------          -----------------

Cash and cash equivalents at end of the period.........................         $ 13,466,690               $ 12,925,979
                                                                           ==================          =================


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                       RECONCILIATION OF NET INCOME (LOSS)
             TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                         FOR THE SIX-MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                                          Six-Month Periods
                                                                                           Ended March 31,
                                                                              -------------------------------------------
                                                                                    2000                      1999
                                                                                    ----                      ----

Net income (loss).........................................................        $ (2,463,788)             $ (3,404,027)
                                                                              ------------------        ------------------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Accretion of U.S. Treasury Notes discount.................................                  ---                  (15,358)
Decrease (increase) in accounts receivable................................              393,019                 (177,861)
(Increase) decrease in inventories........................................               39,097                   103,246
(Increase) decrease in prepaid expenses and other assets..................            (149,778)                    88,792
Depreciation and amortization.............................................              276,841                   417,039
(Decrease)  increase in accounts payable and accrued expenses.............               94,204                 (151,565)
(Decrease) in income taxes payable........................................                  ---                   (1,301)
Non-cash reduction in value of investment in subsidiary...................                  ---                       ---
Minority interest in subsidiary...........................................                  ---                       ---
Net realized (gains) losses on sales of securities........................                  ---                 (756,707)
                                                                              ------------------        ------------------

Total adjustments.........................................................              653,383                 (493,715)
                                                                              ------------------        ------------------

Net cash provided by (used in) operating activities.......................        $ (1,810,405)             $ (3,897,742)
                                                                              ==================        ==================


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

         These financial statements are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts in the fiscal 1999 financial statements have been reclassified to conform with the fiscal 2000 presentation.

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

B.       MARKETABLE SECURITIES

         The cost and market value of the Company's marketable securities portfolio are as follows:



                                                         March 31, 2000                         September 30, 1999
                                              -------------------------------------    --------------------------------------
                                                   Cost              Fair Value              Cost              Fair Value
                                              ----------------    -----------------    -----------------    -----------------

Common stock                                      $ 6,919,981          $ 6,052,493          $ 5,175,906          $ 4,804,785
                                              ----------------    -----------------    -----------------    -----------------

Total                                             $ 6,919,981          $ 6,052,493          $ 5,175,906          $ 4,804,785
                                              ================    =================    =================    =================


C.       ACCOUNTS RECEIVABLE

         Accounts receivable on March 31, 2000 and September 30, 1999 were net of reserves of $248,239 and $166,577 respectively.

D.       INCOME TAX

         There were no income tax provisions for the three and six-month periods ended March 31, 2000 and 1999 due to net operating losses in those periods.

E.       EARNINGS (LOSS) PER SHARE

         The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. Aggregate options of 488,506 (weighted average exercise price of $8.90) and 430,320 (weighted average exercise price of $11.21) for the three and six-month periods ended March 31, 2000 and March 31, 1999, respectively, have not been included in the calculation of weighted average shares, since their effect would be anti-dilutive, given the net loss in those periods.


                                                        Three-Month Periods                         Six-Month Periods
                                                          ENDED MARCH 31,                            ENDED MARCH 31,
                                                          ---------------                            ---------------
                                                     2000                 1999                  2000                  1999
                                                     ----                 ----                  ----                  ----

  Weighted average number of shares
     issued and outstanding..................       6,752,027            6,767,660             6,752,027             6,767,574

  Common stock equivalents                                ---                  ---                   ---                   ---
  ---------------------------------------------- ------------- ------ ------------- ------- ------------- ------- -------------

  As adjusted................................       6,752,027            6,767,660             6,752,027             6,767,574
                                                 =============        =============         =============         =============

F........LEGAL PROCEEDINGS

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

         The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, the "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled ADVANCED MAGNETICS, INC. V. SANOFI PHARMACEUTICALS, INC. AND SANOFI SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. Sanofi Pharmaceuticals, Inc. also filed a motion to dismiss the Company's tortious interference claim, which the Court denied on July 3, 1998. On October 26, 1998, the Company served a motion for partial summary judgment which, among other things, requests judgment in its favor on all of Sanofi Pharmaceuticals, Inc.'s counterclaims. On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On November 23, 1998, the Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. On December 18, 1998, the court held a hearing on the Company's motion for partial summary judgment. On June 15, 1999, the court granted partial summary judgement in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.'s counterclaims for breach of contract, unjust enrichment, conversion, account annexed and violation of Mass. Gen. Laws ch. 93A. On October 29, 1999, the Company served a motion for partial summary judgement which, among other things, requests judgement in its favor on Sanofi Pharmaceuticals, Inc.'s remaining counterclaims against the Company and for judgement in its favor on the Company's breach of contract claim against Sanofi Pharmaceuticals, Inc. Also on October 29, 1999, Sanofi Pharmaceuticals, Inc. served a motion for partial summary judgement which, among other things, requests judgement in its favor on the Company's remaining claims. The Court held a hearing on these motions on March 21, 2000. The parties await a decision. While the final outcome of these claims and counterclaims cannot be determined, the Company will pursue its claims vigorously, and believes that the Sanofi Pharmaceuticals, Inc. counterclaims are without merit and intends to defend them vigorously.

G.       BUSINESS SEGMENTS

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

         Information concerning the operations in these reportable segments is as follows:


                                                                  Three-Month Periods                     Six-Month Periods
                                                                    ENDED MARCH 31,                        ENDED MARCH 31,
                                                                    ---------------                        ---------------
                                                                  2000            1999                   2000           1999
                                                                  ----            ----                   ----           ----

REVENUES:

Advanced Magnetics, Inc..............................             $  695,511     $ 1,932,899         $   1,105,597     $ 2,528,469
Kalisto Biologicals Inc..............................                    ---         350,834                   ---         669,783
                                                               -------------     -----------         -------------     -----------
    Total............................................             $  695,511     $ 2,283,733         $   1,105,597     $ 3,198,252


DEPRECIATION EXPENSE:

Advanced Magnetics, Inc..............................             $  138,421     $   190,800         $     276,841     $   381,600
Kalisto Biologicals Inc..............................                    ---          17,720                   ---          35,439
                                                               -------------     -----------         -------------     -----------
    Total............................................             $  138,421     $   208,520         $     276,841     $   417,039


NET INCOME (LOSS):

Advanced Magnetics, Inc..............................          $ (1,032,148)     $ (472,808)         $ (2,463,788)   $ (2,784,526)
Kalisto Biologicals Inc..............................                   ---        (321,050)                  ---        (619,502)
                                                               -------------     -----------         -------------   -------------
    Total............................................          $ (1,032,148)     $ (793,858)         $ (2,463,788)   $ (3,404,028)




                                                                               MARCH 31,            SEPTEMBER 30,
                                                                               ---------            -------------
                                                                                 2000                    1999
                                                                                 ----                    ----

SEGMENT ASSETS:

Advanced Magnetics, Inc..............................                           $ 24,950,409          $ 27,816,359
Kalisto Biologicals Inc..............................                                    ---                   ---
                                                                                ------------          ------------
    Total............................................                           $ 24,950,409          $ 27,816,359



H. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In December 1999, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles ("GAAP") to revenue recognition. Application of the accounting and disclosure requirements of SAB 101 is not expected to have a material impact on the financial position or the results of operations of the Company.

I. COMMITMENTS AND CONTINGENCIES

         The Company is a guarantor on a lease for office space for Kalisto in the event Kalisto defaults on its obligation. The Company is currently assessing Kalisto's ability to pay its obligation under the lease and the consequences to the Company of any default by Kalisto. As of May 2000, the Company's potential obligation relating to this guarantee cannot be predicted with certainty. The lease term runs through October 31, 2002. The ultimate liability of the Company, if any, in connection with this guaranty, could have a material adverse impact on the statement of operations in any one accounting period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS. ANY STATEMENTS CONTAINED HEREIN THAT DO NOT DESCRIBE HISTORICAL FACTS ARE FORWARD LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE BASED ON CURRENT EXPECTATIONS, BUT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT EXPECTATIONS INCLUDE THE FOLLOWING: THE TIMING AND RESULT OF FDA ACTION, SUCH AS THE APPROVAL OF COMBIDEX(R), THE ABILITY TO SUCCESSFULLY MARKET FERIDEX I.V.(R), GASTROMARK(R) AND ANY FUTURE PRODUCTS THAT RECEIVE FDA APPROVAL, THE COMPANY'S DEPENDENCE ON ITS CORPORATE PARTNERS, DELAYS IN ARRANGEMENTS WITH CLINICAL INVESTIGATIONS, UNCERTAINTIES RELATING TO RESULTS OF THE CLINICAL TRIALS OF THE COMPANY'S PRODUCT CANDIDATES, ACHIEVING PROJECTED EXPENSE REDUCTIONS, THE NEED FOR ADDITIONAL COST REDUCTION MEASURES, THE COMPANY'S ABILITY TO OBTAIN FUTURE FINANCING, UNCERTAINTIES RELATING TO PATENTS AND PROPRIETARY RIGHTS, THE ABILITY OF THE COMPANY TO COMPETE SUCCESSFULLY IN THE FUTURE AND THE RISKS IDENTIFIED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING BUT NOT LIMITED TO ITS FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1999.

OVERVIEW

         Advanced Magnetics, Inc. ("Advanced Magnetics" or the "Company") is a biopharmaceutical company dedicated to the development and commercialization of novel products for the diagnosis of cancer and other diseases. Since its inception in November 1981, Advanced Magnetics has focused its efforts on developing applications of its core magnetic particle technology. This focus has led to the development of magnetic resonance imaging (MRI) contrast agents. The Company has funded its operations with cash from license fees from corporate partners, royalties, sales of its products, fees from contract research performed for third parties, the proceeds of financings and income earned on invested cash. The Company's success in the market for diagnostic products will depend, in part, on the Company's ability to successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace.

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

         In December 1999, the Company submitted a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for Combidex(R) Magnetic Resonance Imaging ("MRI") contrast agent. The NDA covers two indications. The principle indication is for the diagnosis of lymph node disease to assist in directing biopsy and surgery and to aid in the staging of metastatic lymph node involvement for a variety of cancers, including breast and prostate cancer.

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

         Under the auspices of the Audit Committee, the Company conducted and completed an assessment of its exposure to potential disruptions caused by the Year 2000 issue. In the first phase of its readiness investigation the Company identified its Clinical Data Network (which tracks and analyzes the results of product trials in support of FDA approvals) and its accounting system as mission-critical components that required protection from Year 2000 related disruption. The Company, in order to address Year 2000 concerns and as part of a general systems upgrade, replaced both these systems. The Company obtained written confirmation that the new software applications are Year 2000 compliant. The Company's computer hardware platforms, on which these systems run, have been confirmed as Year 2000 compliant by their manufacturers and the Company completed testing of them in September 1999.

         In addition to evaluating its computer systems, the Company recognized that the Year 2000 issue could impact machines or equipment that rely on embedded microchips. The Company evaluated and tested such equipment used in its manufacturing facilities and believed that it did not have a material risk of disruptions in manufacturing due to a Year 2000 failure. The Company also evaluated its non-manufacturing equipment.

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

         As of May 2000, the Company is not aware of any material problems due to the Year 2000 issue. However, problems may still arise which could have a material adverse impact on the Company. All expenses related to determining and addressing Year 2000 readiness have been expensed as incurred and have amounted to roughly $100,000 to date. If, however, compliance efforts of which the Company is not currently aware are required, or if the cost of any required updating or modification of the Company's IT systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse impact on the Company.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 AS COMPARED TO THE QUARTER ENDED MARCH 31, 1999

REVENUES

         Total revenues for the second fiscal quarter ended March 31, 2000 were $695,511 compared to $2,283,733 for the second fiscal quarter ended March 31, 1999. The decrease in revenues in the second quarter ended March 31, 2000 compared to the second quarter ended March 31, 1999 was primarily due to a decrease in both product sales and lower interest, dividends and gains on sales of securities.

         Royalties for the second fiscal quarter ended March 31, 2000 of $260,000 were $60,000 higher than in the second fiscal quarter ended March 31, 1999. Royalties, in general, increased, primarily due to sales by our Japanese partner, Eiken Chemical Co., Ltd.

         Product sales for the second fiscal quarter ended March 31, 2000 were $161,530 compared to $1,001,239 for the second fiscal quarter ended March 31,1999. The decrease of $839,709 was primarily due to the inclusion of sales of the former subsidiary, Kalisto, in the prior fiscal year's financial statements. The Company also had decreased sales of product of $488,875 due to the timing of sales.

         Contract research and development revenues were $105,393 for the second fiscal quarter ended March 31, 2000 compared with $144,856 for the second fiscal quarter ended March 31, 1999. Contract research and development revenues are reimbursements of expenditures for clinical trials. The decrease reflects the completion in fiscal 2000 of certain development projects which were reimbursed to the Company under an agreement with Berlex Laboratories, Inc.

         Interest, dividends and gains on sales of securities resulted in revenues of $168,588 in the fiscal quarter ended March 31, 2000 compared to $937,638 for the fiscal quarter ended March 31, 1999. Interest, dividends and net gains on sales of securities consisted of the following:


                                                Second Quarter Ended March 31,
                                            ----------------------------------------
                                                  2000                    1999
                                                  ----                    ----

Interest income                                    $  144,088             $  124,436
Dividend income                                        24,500                 56,495
Net gains on sales of securities                          ---                756,707
                                            ==================      =================
Total                                              $  168,588             $  937,638
                                            ==================      =================


COSTS AND EXPENSES

         As a result of decreased product sales, the Company incurred costs of $62,954 for products sold in the quarter ended March 31, 2000 compared to $155,903 for the second fiscal quarter ended March 31, 1999. The cost of product sales for the three-month period ended March 31, 2000 was 39% of product sales compared with 16% for the three-month period ended March 31, 1999. The change is due to the product mix of the sales, with an unusually high percentage of the sales in fiscal 2000 being GastroMARK sales, which have a higher cost of sales than Feridex I.V. There were no direct costs for contract sponsored research and development in the three-month period ended March 31, 2000, while there were direct costs of $15,815 during the three-month period ended March 31, 1999.

         Company sponsored research and development expenses for the second fiscal quarter ended March 31, 2000 were $1,052,576 compared to $1,980,625 for the second fiscal quarter ended March 31, 1999. The decrease in fiscal 2000 was due to the reduction of costs in clinical trials for Combidex during fiscal 2000 and the exclusion of costs incurred by Kalisto.

         Selling, general and administrative expenses were $612,129 for the second fiscal quarter ended March 31, 2000 compared to $1,346,808 for the second fiscal quarter ended March 31, 1999. The decrease of $734,679 in fiscal 2000 was primarily due to the exclusion of costs incurred by Kalisto.

         The Company had $421,561 in other income during the second fiscal quarter ended March 31, 1999. There was no other income during the same period in fiscal 2000.

INCOME TAXES

         There were no income tax provisions for the fiscal quarters ended March 31, 2000 and March 31, 1999 due to operating losses for both periods.

EARNINGS

         For the reasons stated above, there was a net loss of $1,032,148 or $(0.15) per share for the quarter ended March 31, 2000 compared to a net loss of $793,857 or $(0.12) per share for the fiscal quarter ended March 31, 1999.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1999

REVENUES

         Total revenues for the six-month period ended March 31, 2000 were $1,105,597 compared to $3,198,252 for the six-month period ended March 31, 1999. The decrease in revenues in the six-month period ended March 31, 2000 compared to the six-month period ended March 31, 1999 was primarily due to a decrease in both product sales and lower interest, dividends and gains on sales of securities.

         Royalties for the six-month period ended March 31, 2000 were $423,246 compared with royalties for the six-month period ended March 31, 1999 of $360,000. Royalties, in general, increased, primarily due to sales by our Japanese partner, Eiken Chemical Co., Ltd.

         Product sales for the six-month period ended March 31, 2000 were $161,530 compared to $1,318,079 for the six-month period ended March 31, 1999. The decrease was due, in part, to sales of Kalisto no longer being included in the financial statements and $486,766 of the decrease was due to the timing of sales.

         Contract research and development revenues were $116,388 for the six-month period ended March 31, 2000 compared with $389,758 for the six-month period ended March 31,1999. Contract research and development revenues are reimbursements of expenditures for clinical trials. The decrease reflects the completion of certain clinical trials.

         Interest, dividends and gains and losses on sales of securities resulted in revenues of $404,433 for the six-month period ended March 31, 2000 compared to $1,130,415 for the six-month period ended March 31, 1999. The decrease was due to no gains on the sale of securities during the six-month period ended March 31, 2000 compared with a gain of $756,707 realized on the sale of securities during the six-month period ended March 31, 1999.

COSTS AND EXPENSES

         The cost of product sales for the six-month period ended March 31, 2000 was $62,954 compared to $268,084 for the six-month period ended March 31, 1999. The cost of product sales for the six-month period ended March 31, 2000 was 39.4% of product sales compared with 20.3% for the six-month period ended March 31, 1999. The change is due to the product mix of the sales, with an unusually high percentage of the sales in fiscal 2000 being GastroMARK sales, which have a higher cost of sales than Feridex I.V. sales. There were $3,195 in direct costs for contract sponsored research and development in the six-months ended March 31, 2000, while there were direct costs of $15,815 during the six-month period ended March 31, 1999. The reduction is due to the completion of contracted research and development for our marketing partner, Guerbet.

         Company sponsored research and development expenses for the six-month period ended March 31, 2000 were $2,419,638 compared to $4,471,376 for the same period in 1999. The decrease reflected the completion of certain clinical trials for Combidex in the first half of fiscal 2000. Selling, general and administrative expenses decreased to $1,083,598 for the six-month period ended March 31, 2000 from $2,268,565 for the six-month period ended March 31, 1999. The decrease in expenses in fiscal 2000 was due to Kalisto expenses not being included in the financial statements and an emphasis on cost reduction by the Company in general.

         The Company had $421,560 in other income during the six-month period ended March 31, 1999. There was no other income during the same period in fiscal 2000.

INCOME TAXES

         There was no income tax provision for the six-month periods ended March 31, 2000 and March 31, 1999 due to operating losses for both periods.

EARNINGS

         For the reasons stated above, there was a net loss of $2,463,788 or $(0.36) per share for the six-month period ended March 31, 2000 compared to a net loss for the six-month period ended March 31, 1999 of $3,404,027 or $(0.50) per share.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company's cash and cash equivalents totaled $13,466,690 compared to $17,052,636 at September 30, 1999. In addition, the Company had marketable securities of $6,052,493 at March 31, 2000 compared to $4,804,785 on September 30, 1999. Net cash used in operating activities was $1,810,405 in the six-month period ended March 31, 2000 compared to net cash used in operating activities of $3,897,742 in the six-month period ended March 31, 1999. Cash used in investing activities was $1,775,541 for the six-month period ended March 31, 2000 compared to $9,119,465 provided by investing activities in the six-month period ended March 31, 1999. The cash used in investing activities during the six-month period ended March 31, 2000 consisted primarily of $1,744,075 for the purchase of securities. The proceeds in the six-month period ended March 31, 1999 included $2,959,633 from the sale of marketable securities and $7,500,000 from the maturing of a U.S. Treasury Note. Offsetting those proceeds was the purchase of marketable securities of $1,082,782 during the same period. There was no cash used in or provided by financing activities in the six-month period ended March 31, 2000 compared with $11 provided by financing activities in the six-month period ended March 31, 1999.

         Capital expenditures during the six-month period ended March 31, 2000 were $31,466 compared to $257,386 in the six-month period ended March 31, 1999. This reflects a reduced level of expenditures on upgrades to existing property, plant and equipment.

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

         In December 1999, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles ("GAAP") to revenue recognition. Application of the accounting and disclosure requirements of SAB 101 is not expected to have a material impact on the financial position or the results of operations of the Company.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change to the information concerning the Company's market risk sensitive instruments as set forth in the Company's 10-K for the period ended September 30, 1999.


PART II.      OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, the "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled ADVANCED MAGNETICS, INC. V. SANOFI PHARMACEUTICALS, INC. AND SANOFI SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. Sanofi Pharmaceuticals, Inc. also filed a motion to dismiss the Company's tortious interference claim, which the Court denied on July 3, 1998. On October 26, 1998, the Company served a motion for partial summary judgment which, among other things, requests judgment in its favor on all of Sanofi Pharmaceuticals, Inc.'s counterclaims. On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On November 23, 1998, the Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. On December 18, 1998, the court held a hearing on the Company's motion for partial summary judgment. On June 15, 1999, the court granted partial summary judgement in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.'s counterclaims for breach of contract, unjust enrichment, conversion, account annexed and violation of Mass. Gen. Laws ch. 93A. On October 29, 1999, the Company served a motion for partial summary judgement which, among other things, requests judgement in its favor on Sanofi Pharmaceuticals, Inc.'s remaining counterclaims against the Company and for judgement in its favor on the Company's breach of contract claim against Sanofi Pharmaceuticals, Inc. Also on October 29, 1999, Sanofi Pharmaceuticals, Inc. served a motion for partial summary judgement which, among other things, requests judgement in its favor on the Company's remaining claims. The Court held a hearing on these motions on March 21, 2000. The parties await a decision. While the final outcome of these claims and counterclaims cannot be determined, the Company will pursue its claims vigorously, and believes that the Sanofi Pharmaceuticals, Inc. counterclaims are without merit and intends to defend them vigorously.

         There have been no material changes to the information concerning the Company's other legal proceedings as set forth in the Company's Form 10-K for the fiscal year ended September 30, 1999.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 1, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders acted upon the election of directors.

         Votes "FOR" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without designation, the shares represented by the proxy were voted "FOR" the proposal to elect directors in the manner described in the Proxy Statement. On the record date (December 7, 1999), 6,752,027 shares of the Company's common stock were issued and outstanding.

         Voting results were as follows:

                     MATTER         FOR       AGAINST   WITHHELD  ABSTAIN

1.  Election of Directors
       Leonard M. Baum            5,776,640      N/A     106,036     N/A
       Jerome Goldstein           5,776,640      N/A     106,036     N/A
       Joseph B. Lassiter III     5,777,290      N/A     105,386     N/A
       Michael D. Loberg          5,777,140      N/A     105,536     N/A
       Edward B. Roberts          5,777,290      N/A     105,386     N/A
       George M. Whitesides       5,777,290      N/A     105,386     N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27.1      Financial Data Schedule (EDGAR filing only)

         The Company did not file any current reports on Form 8-K during the quarter ended March 31, 2000.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ADVANCED MAGNETICS, INC.


Date  May 10, 2000              By /s/ Jerome Goldstein
      ------------              ------------------------------------------------
                                Jerome Goldstein, Treasurer
                                and Chairman of the Board of Directors


Date  May 10, 2000              By /s/ James A. Matheson
      ------------              ------------------------------------------------
                                James A. Matheson, Vice President
                                and Principal Accounting Officer