Form 10-Q
period 2000-06-30
ADVANCED MAGNETICS INC
filed 2000-08-14
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

         For the quarterly period ended June 30, 2000
                                        -------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

         For the transition period from                   to
                                        -----------------    ----------------


                            Commission File #0-14732

                            ADVANCED MAGNETICS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                 04-2742593
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

At August 5, 2000, 6,773,932 shares of registrant's common stock (par value, $.01) were outstanding.

                            ADVANCED MAGNETICS, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000


                          PART I. FINANCIAL INFORMATION



                         Item 1 -- Financial Statements

                            ADVANCED MAGNETICS, INC.
                                 BALANCE SHEETS
                      JUNE 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                             ASSETS                                    JUNE 30,           SEPTEMBER 30,
                             ------                                    --------           -------------
                                                                         2000                  1999
                                                                         ----                  ----
Current assets:
Cash and cash equivalents..........................................    $ 12,362,047        $ 17,052,636
Marketable securities (Note B).....................................       6,089,245           4,804,785
Accounts receivable, net (Note C)..................................         772,389             648,201
Inventories........................................................          35,296              80,480
Prepaid expenses...................................................         253,383             195,655
                                                                       ------------        ------------
  Total current assets.............................................      19,512,360          22,781,757

Property, plant and equipment:
Land...............................................................         360,000             360,000
Building...........................................................       4,612,172           4,610,827
Laboratory equipment...............................................       8,016,339           8,007,095
Furniture and fixtures.............................................         782,150             760,538
                                                                       ------------        ------------
                                                                         13,770,661          13,738,460
Less--accumulated depreciation and amortization....................      (9,480,921)         (9,065,660)
                                                                       ------------        ------------
Net property, plant and equipment..................................       4,289,740           4,672,800

Other assets.......................................................         421,626             361,802
                                                                       ------------        ------------
  Total assets.....................................................    $ 24,223,726        $ 27,816,359
                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable....................................................   $     61,493        $    118,465
Accrued expenses....................................................        489,958             581,534
Income taxes payable................................................         61,651              61,651
                                                                       ------------        ------------
  Total current liabilities.........................................        613,102             761,650

Commitments and Contingencies (Notes F and I)                                   ---                 ---

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
   2,000,000 shares; none issued....................................            ---                 ---
Common stock, par value $.01 per share,
   authorized 15,000,000 shares; issued and
   outstanding 6,773,932 shares at June 30, 2000
   and 6,752,027 shares at September 30, 1999.......................         67,739              67,521
Additional paid-in capital..........................................     44,267,120          44,205,370
Retained earnings (deficit).........................................    (19,893,499)        (16,847,061)
Accumulated other comprehensive income (loss).......................       (830,736)           (371,121)
                                                                       ------------        ------------
  Total stockholders' equity........................................     23,610,624          27,054,709
                                                                       ------------        ------------

Total liabilities and stockholders' equity..........................   $ 24,223,726        $ 27,816,359
                                                                       ============        ============


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                  THREE-MONTH PERIOD ENDED JUNE 30,           NINE-MONTH PERIOD ENDED JUNE 30,
                                                  ---------------------------------           --------------------------------
                                                      2000                  1999                  2000                 1999
---------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Revenues:
   Royalties.................................       $   200,000           $   100,000          $    623,246         $    460,000
   Product sales.............................           616,911               264,113               778,441            1,582,193
   Contract research and development.........               ---                85,430               116,388              475,187
   Interest, dividends and net gains
     and losses on sales of securities.......           197,122               400,982               601,555            1,531,397
                                                 ---------------       ---------------       ---------------      ---------------
        Total revenues.......................         1,014,033               850,525             2,119,630            4,048,777

Cost and expenses:
   Cost of product sales.....................            43,195                95,604               106,149              363,688
   Contract research and development
     expenses................................               ---                 4,103                 3,195               19,918
   Company sponsored research and
     development expenses....................         1,033,624             2,197,518             3,453,262            6,668,894
   Selling, general and administrative
     expenses................................           519,864               891,386             1,603,462            3,159,951
                                                 ---------------       ---------------       ---------------      ---------------
        Total costs and expenses.............         1,596,683             3,188,611             5,166,068           10,212,451

   Other (income) expenses...................               ---                   ---                   ---            (421,561)
                                                 ---------------       ---------------       ---------------      ---------------

Income (loss) before provision for
income taxes...................................        (582,650)           (2,338,086)           (3,046,438)          (5,742,113)
   Provision for income taxes................               ---                   ---                   ---                  ---
                                                 ---------------       ---------------       ---------------      ---------------
Net income (loss)............................       $  (582,650)          $(2,338,086)          $(3,046,438)         $(5,742,113)
                                                 ===============       ===============       ===============      ===============

Basic and diluted net income (loss)
   per share.................................       $     (0.09)          $     (0.35)          $     (0.45)         $     (0.85)
                                                 ===============       ===============       ===============      ===============

Weighted average number of common
   shares....................................         6,757,691             6,768,227             6,754,293            6,767,826

Weighted average number of common
     and common equivalent shares............         6,757,691             6,768,227             6,754,293            6,767,826
                                                 ---------------       ---------------       ---------------      ---------------

The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                       STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                  THREE-MONTH PERIOD ENDED JUNE 30,           NINE-MONTH PERIOD ENDED JUNE 30,
                                                  ---------------------------------           --------------------------------
                                                      2000                  1999                  2000                 1999
---------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME
Net income (loss)............................        $(582,650)          $(2,338,086)          $(3,046,438)         $(5,742,113)

Other comprehensive income (loss):
   Unrealized gains (losses) on
     securities..............................            36,752             1,541,465             (459,615)            1,308,518
   Reclassification adjustment for
     gains included in net income............               ---             (256,898)                   ---          (1,013,605)
                                                 ---------------       ---------------       ---------------      ---------------
Other comprehensive income (loss)............            36,752             1,284,567             (459,615)              294,913
                                                 ---------------       ---------------       ---------------      ---------------
Comprehensive income (loss)..................        $(545,898)          $(1,053,519)          $(3,506,053)         $(5,447,200)
                                                 ===============       ===============       ===============      ===============

The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE NINE-MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                    Nine-Month Periods Ended
                                                                                            June 30,
                                                                           --------------------------------------------

                                                                                 2000                       1999
                                                                                 ----                       ----
Cash flows from operating activities:
Cash received from customers...........................................         $    982,594              $   2,714,250
Cash paid to suppliers and employees...................................           (4,899,133)                (9,304,349)
Dividends and interest received........................................              601,556                    541,621
Royalties received.....................................................              398,525                    469,558
Income tax refund......................................................                  ---                     10,000
                                                                           ------------------          -----------------

Net cash provided by (used in) operating activities....................           (2,916,458)                (5,568,920)

Cash flows from investing activities:
Proceeds from sales of securities......................................                  ---                  3,398,422
Proceeds from U.S. Treasury Notes maturing.............................                  ---                  7,500,000
Purchase of securities.................................................           (1,744,075)                (1,620,035)
Capital expenditures...................................................              (32,200)                  (260,590)
(Increase) in other assets.............................................              (59,824)                   (59,824)
                                                                           ------------------          -----------------

Net cash provided by (used in) investing activities....................          (1,836,099)                  8,957,973

Cash flows from financing activities:
Proceeds from issuances of common stock................................               61,968                      7,469
                                                                           ------------------          -----------------

Net cash provided by (used in) financing activities....................               61,968                      7,469
                                                                           ------------------          -----------------

Net increase (decrease) in cash and cash equivalents...................           (4,690,589)                 3,396,522

Cash and cash equivalents at beginning of the period...................           17,052,636                  7,704,245
                                                                           ------------------          -----------------

Cash and cash equivalents at end of the period.........................         $ 12,362,047               $ 11,100,767
                                                                           ==================          =================


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                       RECONCILIATION OF NET INCOME (LOSS)
             TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                        FOR THE NINE-MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                          Nine-Month Periods
                                                                                            Ended June 30,
                                                                              -------------------------------------------
                                                                                    2000                      1999
                                                                                    ----                      ----
Net income (loss).........................................................        $  (3,046,438)             $ (5,742,113)
                                                                              ------------------        ------------------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Accretion of U.S. Treasury Notes discount.................................                  ---                   (15,358)
Decrease (increase) in accounts receivable, net...........................             (124,188)                  581,864
(Increase) decrease in inventories........................................               45,184                    99,653
(Increase) decrease in prepaid expenses...................................              (57,728)                  158,534
Depreciation and amortization.............................................              415,260                   611,599
(Decrease) increase in accounts payable and accrued expenses..............             (148,548)                 (258,194)
(Decrease) in income taxes payable........................................                  ---                     8,700
Net realized (gains) losses on sales of securities........................                  ---                (1,013,605)
                                                                              ------------------        ------------------

Total adjustments.........................................................              129,980                   173,193
                                                                              ------------------        ------------------

Net cash provided by (used in) operating activities.......................        $  (2,916,458)             $ (5,568,920)
                                                                              ==================        ==================


The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

B.       MARKETABLE SECURITIES

         The cost and market value of the Company's marketable securities portfolio are as follows:

                                      June 30, 2000                          September 30, 1999
                           -------------------------------------    --------------------------------------
                                Cost              Fair Value              Cost              Fair Value
                           ----------------    -----------------    -----------------    -----------------
Common stock                   $ 6,919,981          $ 6,089,245          $ 5,175,906          $ 4,804,785
                           ----------------    -----------------    -----------------    -----------------
Total                          $ 6,919,981          $ 6,089,245          $ 5,175,906          $ 4,804,785
                           ================    =================    =================    =================

C.       ACCOUNTS RECEIVABLE, NET

         Accounts receivable on June 30, 2000 and September 30, 1999 were net of reserves of $248,239 and $166,577 respectively.

D.       INCOME TAX

         There were no income tax provisions for the three and nine-month periods ended June 30, 2000 and 1999 due to net operating losses in those periods.

E.       EARNINGS (LOSS) PER SHARE

         The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. Aggregate options of 483,256 as of June 30, 2000 (weighted average exercise price of $8.95) and 547,820 as of June 30, 1999 (weighted average exercise price of $9.67) for the three and nine-month periods ended June 30, 2000 and June 30, 1999, respectively, have not been included in the calculation of weighted average shares, since their effect would be anti-dilutive, given the net loss in those periods.

                                                     Three-Month Periods                         Nine-Month Periods
                                                       Ended June 30,                              Ended June 30,
                                                       --------------                              --------------
                                                  2000                 1999                  2000                  1999
                                                  ----                 ----                  ----                  ----
  Weighted average number of shares
     issued and outstanding..................    6,757,691            6,768,227             6,754,293             6,767,826

  Common stock equivalents                             ---                  ---                   ---                   ---
  --------------------------------------------------------------------------------------------------------------------------

  As adjusted................................    6,757,691            6,768,227             6,754,293             6,767,826
                                              =============        =============         =============         =============

F.    LEGAL PROCEEDINGS

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

         Information concerning the operations in these reportable segments is as follows:

                                                                  Three-Month Periods                    Nine-Month Periods
                                                                     Ended June 30,                        Ended June 30,
                                                                     --------------                        --------------
                                                                  2000            1999                   2000           1999
                                                                  ----            ----                   ----           ----
REVENUES:

Advanced Magnetics, Inc..............................            $ 1,014,033   $     601,907           $ 2,119,630     $ 3,130,376
Kalisto Biologicals Inc..............................                    ---         248,618                   ---         918,401
                                                                 -----------   -------------          ------------    ------------
    Total............................................            $ 1,014,033   $     850,525           $ 2,119,630     $ 4,048,777


DEPRECIATION EXPENSE:

Advanced Magnetics, Inc..............................             $  138,420   $     191,550            $  415,261      $  559,161
Kalisto Biologicals Inc..............................                    ---           3,011                   ---          52,438
                                                                 -----------   -------------          ------------    ------------
    Total............................................             $  138,420   $     194,561            $  415,261      $  611,599


NET INCOME (LOSS):

Advanced Magnetics, Inc..............................            $  (582,650)  $  (1,991,912)         $ (3,046,438)   $ (4,776,437)
Kalisto Biologicals Inc..............................                   ---         (346,174)                  ---        (965,676)
                                                                 -----------   -------------          ------------    ------------
    Total............................................            $  (582,650)  $  (2,338,086)         $ (3,046,438)   $ (5,742,113)


                                                                                 JUNE 30,             SEPTEMBER 30,
                                                                                 --------             -------------
                                                                                   2000                    1999
                                                                                   ----                    ----
SEGMENT ASSETS:

Advanced Magnetics, Inc..............................                          $  24,223,726          $ 27,816,359
Kalisto Biologicals Inc..............................                                    ---                   ---
                                                                               -------------          ------------
    Total............................................                           $ 24,223,726          $ 27,816,359

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

         In December 1999, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which is effective no later than the fourth fiscal quarter for fiscal years beginning after December 15, 1999. SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles ("GAAP") to revenue recognition. Application of the accounting and disclosure requirements of SAB 101 is not expected to have a material impact on the financial position or the results of operations of the Company.

I.       COMMITMENTS AND CONTINGENCIES

         The Company was a guarantor on a lease for office space for Kalisto in the event Kalisto defaulted on its obligation. During the quarter ended June 30, 2000, the lease was formally assigned to the Company. Kalisto remains a tenant of the office space under a sub-lease arrangement. Portions of the office space have also been sub-leased to other third parties. The lease term runs through October 31, 2002. Should Kalisto or the other sub-tenants default on their lease payments, the Company would be liable to the owner of the property for rent and other maintenance expenses. The ultimate liability of the Company, if any, in connection with this lease, could have a material adverse impact on the statement of operations in any one accounting period.

J.       SUBSEQUENT EVENT

         On July 7, 2000, the Company entered into an Agreement and Plan of Merger with Cytogen Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Cytogen Corporation, and Cytogen Corporation, a Delaware corporation.

         Under the terms of the merger agreement, and subject to the conditions set forth therein (including approval by the stockholders of the Company), Cytogen Acquisition will be merged with and into Advanced Magnetics. At the effective time of the merger, the separate existence of Cytogen Acquisition will cease to exist and the Company will continue as the surviving corporation and as a wholly-owned subsidiary of Cytogen. In exchange for their shares of common stock, par value $.01 per share, the stockholders of the Company will receive shares of common stock, par value $.01 per share, of Cytogen. The number of shares of Cytogen common stock exchanged for each share of Advanced Magnetics common stock will be equal to $8.75 divided by the average closing price of Cytogen common stock for the 20 trading days ending three days prior to the closing of the merger. The number of shares of Cytogen common stock exchanged per share of Advanced Magnetics common stock will not, however, be less than
0.7566 shares or more than 1.0237 shares. In addition, Cytogen will assume all outstanding options to purchase the Company's common stock and will assume all purchase rights outstanding under the Company's employee stock purchase plan.

         If the merger is consummated, the Company's common stock will be deregistered under the Securities Exchange Act of 1934, as amended, and delisted from the American Stock Exchange.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS. ANY STATEMENTS CONTAINED HEREIN THAT DO NOT DESCRIBE HISTORICAL FACTS ARE FORWARD LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE BASED ON CURRENT EXPECTATIONS, BUT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT EXPECTATIONS INCLUDE THE FOLLOWING: THE ABILITY TO SATISFY THE CONDITIONS SPECIFIED FOR FINAL APPROVAL OF COMBIDEX(R) FOR IMAGING LYMPH NODES AND TO RESOLVE THE FINAL LABELING FOR COMBIDEX WITH THE FDA, THE ABILITY TO SUCCESSFULLY MARKET FERIDEX I.V.(R), GASTROMARK(R) AND ANY FUTURE PRODUCTS THAT RECEIVE FDA APPROVAL, THE COMPANY'S DEPENDENCE ON ITS CORPORATE PARTNERS, DELAYS IN ARRANGEMENTS WITH CLINICAL INVESTIGATIONS, UNCERTAINTIES RELATING TO RESULTS OF THE CLINICAL TRIALS OF THE COMPANY'S PRODUCT CANDIDATES, ACHIEVING PROJECTED EXPENSE REDUCTIONS, THE NEED FOR ADDITIONAL COST REDUCTION MEASURES, DISCOVERY OF LATENT YEAR 2000 RELATED ISSUES IN THE SYSTEMS OR EQUIPMENT OF THE COMPANY OR ITS SUPPLIERS, THE COMPANY'S ABILITY TO OBTAIN FUTURE FINANCING, UNCERTAINTIES RELATING TO PATENTS AND PROPRIETARY RIGHTS, THE ABILITY OF THE COMPANY TO COMPETE SUCCESSFULLY IN THE FUTURE AND THE RISKS IDENTIFIED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING BUT NOT LIMITED TO ITS FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1999.


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

         In December 1999, the Company submitted a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for Combidex(R) Magnetic Resonance Imaging ("MRI") contrast agent. The NDA covers two indications. The principle indication is for the diagnosis of lymph node disease to assist in directing biopsy and surgery and aid in the staging of metastatic lymph node involvement for a variety of cancers, including breast and prostate cancer. The second indication is for the detection, diagnosis and characterization of benign versus malignant lesions of the liver and spleen. In June 2000, the Company received an "Approvable Letter" from the FDA regarding Combidex. This letter indicated that the FDA considered Combidex approvable for its principal indication, but not approvable at that time for its secondary indication. In addition, the letter stipulated that approval was contingent upon the Company's satisfactory completion of additional conditions.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 AS COMPARED TO THE QUARTER ENDED JUNE 30, 1999

REVENUES

         Total revenues for the third fiscal quarter ended June 30, 2000 were $1,104,033 compared to $850,525 for the third fiscal quarter ended June 30, 1999. The increase in revenues in the third quarter ended June 30, 2000 compared to the third quarter ended June 30, 1999 was primarily due to increases in product sales, royalties and higher interest and dividend income, offset by reduced gains on sales of securities and contract research and development revenues.

         Royalties for the third fiscal quarter ended June 30, 2000 of $200,000 were $100,000 higher than in the third fiscal quarter ended June 30, 1999. Royalties have increased, in general, due to increased sales by the Company's Japanese marketing and distribution partner, Eiken Chemical Co., Ltd.

         Product sales for the third fiscal quarter ended June 30, 2000 were $616,911 compared to $264,113 for the third fiscal quarter ended June 30,1999. Sales of the former subsidiary, Kalisto, which were $248,618 in the fiscal quarter ended June 30, 1999, were not repeated in the financial statements as a result of deconsolidation. There was an increase of $601,416 in sales of contrast agents by the Company. The increase in sales of contrast agents is due entirely to the timing of orders from the Company's marketing partners.

         There were no revenues from contract research and development for the third fiscal quarter ended June 30, 2000 compared with revenues of $85,430 for the third fiscal quarter ended June 30,1999. Contract research and development revenues are reimbursements of expenditures for clinical trials. The decrease reflects the completion in early fiscal 2000 of certain development projects which were reimbursed to the Company under an agreement with Berlex Laboratories, Inc.

         Interest, dividends and gains on sales of securities resulted in revenues of $197,122 in the fiscal quarter ended June 30, 2000 compared to $400,982 for the fiscal quarter ended June 30, 1999. Interest, dividends and net gains on sales of securities consisted of the following:

                                          Third Quarter Ended June 30,
                                   -----------------------------------------
                                         2000                    1999
                                         ----                    ----
Interest income                           $  172,497             $  127,103
Dividend income                               24,625                 16,981
Net gains on sales of securities                 ---                256,898
                                   ------------------      -----------------
Total                                     $  197,122             $  400,982
                                   ==================      =================

COSTS AND EXPENSES

         Because product sales by Kalisto are no longer consolidated in the financial statements, the Company incurred reduced costs of $43,195 for products sold in the quarter ended June 30, 2000 compared to $95,604 for the third fiscal quarter ended June 30, 1999. The cost of product sales for the quarter ended June 30, 2000 was 7% of product sales compared with 36% for the quarter ended June 30, 1999. The change is due to the product mix of the sales, with Kalisto's higher percentage cost of sales in fiscal 1999 no longer a factor in fiscal 2000. The Company's contrast agents, in general, have a lower cost of sales than Kalisto's product line. There were no direct costs for contract sponsored research and development in the quarter ended June 30, 2000, while there were direct costs of $4,103 during the quarter ended June 30, 1999. The decrease reflects the completion of the development projects sponsored by Berlex.

         Company sponsored research and development expenses for the third fiscal quarter ended June 30, 2000 were $1,033,624 compared to $2,197,518 for the third fiscal quarter ended June 30, 1999. The decrease was due to the reduction of trials for Combidex during fiscal 2000 and the exclusion of costs incurred by Kalisto.

         Selling, general and administrative expenses were $519,864 for the third fiscal quarter ended June 30, 2000 compared to $891,386 for the third fiscal quarter ended June 30, 1999. The decrease of $371,522 was primarily due to the deconsolidation of costs incurred by Kalisto, plus cost cutting efforts employed by the Company.

INCOME TAXES

         There were no income tax provisions for the fiscal quarters ended June 30, 2000 and June 30, 1999 due to operating losses for both periods.

EARNINGS

         For the reasons stated above, there was a net loss of $582,650 or $(0.09) per share for the quarter ended June 30, 2000 compared to a net loss of $2,338,086 or $(0.35) per share for the fiscal quarter ended June 30, 1999.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1999

REVENUES

         Total revenues for the nine-month period ended June 30, 2000 were $2,119,630 compared to $4,048,777 for the nine-month period ended June 30, 1999. The decrease in revenues in the nine-month period ended June 30, 2000 compared to the nine-month period ended June 30, 1999 was due to decreases in product sales, contract research and development revenues and gains on the sale of securities, offset by higher royalties and interest and dividend income.

         Royalties for the nine-month period ended June 30, 2000 were $623,246 compared with royalties for the nine-month period ended June 30, 1999 of $460,000. Royalties increased due to sales increases by the Company's Japanese marketing and distribution partner, Eiken Chemical Co., Ltd.

         Product sales for the nine-month period ended June 30, 2000 were $778,441 compared to $1,582,193 for the nine-month period ended June 30, 1999. The decrease results from sales of Kalisto, which were $918,402 for the nine-month period ended June 30, 1999, no longer being consolidated in the financial statements, partially offset by an increase of the Company's sales of contrast agents of $114,650 for the nine-month period ended June 30, 2000. The increase in sales of contrast agents is due entirely to the timing of orders from the Company's marketing partners.

         Contract research and development revenues were $116,388 for the nine-month period ended June 30, 2000 compared with $475,187 for the nine-month period ended June 30,1999. Contract research and development revenues are reimbursements of expenditures for clinical trials. The decrease reflects the completion in early fiscal 2000 of certain development projects which were reimbursed to the Company under an agreement with Berlex Laboratories, Inc. and the completion of certain development projects for Guerbet.

         Interest, dividends and gains and losses on sales of securities resulted in revenues of $601,555 for the nine-month period ended June 30, 2000 compared to $1,531,397 for the nine-month period ended June 30, 1999. The decrease was due to no gains realized on the sale of securities during the nine-month period ended June 30, 2000 compared with a gain of $1,013,605 realized on the sale of securities during the nine-month period ended June 30, 1999. Interest and dividend income for the nine-month period ended June 30, 2000 increased by $83,763 compared to the nine-month period ended June 30, 1999 because of an increase in interest bearing investments.

COSTS AND EXPENSES

         The cost of product sales for the nine-month period ended June 30, 2000 was $106,149 compared to $363,688 for the nine-month period ended June 30, 1999. The cost of product sales for the nine-month period ended June 30, 2000 was 13.6% of product sales compared with 23% for the nine-month period ended June 30, 1999. The change is due primarily to the fact that Kalisto product sales, which had a higher cost of sales, as a percentage, than the Company's contrast agents are no longer consolidated in the financial statements.

         There were $3,195 in direct costs for contract sponsored research and development in the nine-months ended June 30, 2000, while there were direct costs of $19,918 during the nine-month period ended June 30, 1999. The reduction is due to the completion of contracted research and development for our marketing partners, Guerbet and Berlex.

         Company sponsored research and development expenses for the nine-month period ended June 30, 2000 were $3,453,262 compared to $6,668,894 for the same period in 1999. The decrease reflected the completion of certain clinical trials for Combidex in the first nine months of fiscal 2000 and the exclusion, in fiscal 2000, of Kalisto research and development expenses.

         Selling, general and administrative expenses decreased to $1,603,462 for the nine-month period ended June 30, 2000 from $3,159,951 for the nine-month period ended June 30, 1999. The decrease in expenses in fiscal 2000 was due to Kalisto expenses not being included in the financial statements and an emphasis on cost reductions within the Company.

         The Company had $421,561 in other income related to a tax refund and an insurance settlement during the nine-month period ended June 30, 1999. There was no other income during the same period in fiscal 2000.

INCOME TAXES

         There was no income tax provision for the nine-month periods ended June 30, 2000 and June 30, 1999 due to operating losses for both periods.

EARNINGS

         For the reasons stated above, there was a net loss of $3,046,438 or $(0.45) per share for the nine-month period ended June 30, 2000 compared to a net loss for the nine-month period ended June 30, 1999 of $5,742,113 or $(0.85) per share.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company's cash and cash equivalents totaled $12,362,047 compared to $17,052,636 at September 30, 1999. In addition, the Company had marketable securities of $6,089,245 at June 30, 2000 compared to $4,804,785 at September 30, 1999. Net cash used in operating activities was $2,916,458 in the nine-month period ended June 30, 2000 compared to net cash used in operating activities of $5,568,920 in the nine-month period ended June 30, 1999. Cash used in investing activities was $1,836,099 for the nine-month period ended June 30, 2000 compared to $8,957,973 provided by investing activities in the nine-month period ended June 30, 1999. The cash used in investing activities during the nine-month period ended June 30, 2000 consisted primarily of $1,744,075 for the purchase of securities. The proceeds in the nine-month period ended June 30, 1999 included $3,398,422 from the sale of marketable securities and $7,500,000 from the maturing of a U.S. Treasury Note. Offsetting these proceeds was the purchase of marketable securities of $1,620,035 during the same period. There was $61,968 in cash provided by financing activities in the nine-month period ended June 30, 2000 compared with $7,469 provided by financing activities in the nine-month period ended June 30, 1999. Cash provided by financing activities in each period consisted of proceeds from the exercise of stock options by Company employees.

         Capital expenditures during the nine-month period ended June 30, 2000 were $32,200 compared to $260,590 in the nine-month period ended June 30, 1999. This reflects a reduced level of expenditures on upgrades to existing property, plant and equipment.

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

         In December 1999, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which is effective no later than the fourth fiscal quarter for fiscal years beginning after December 15, 1999. SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles ("GAAP") to revenue recognition. Application of the accounting and disclosure requirements of SAB 101 is not expected to have a material impact on the financial position or the results of operations of the Company.


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

         The Company filed a current report on Form 8-K on July 10, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ADVANCED MAGNETICS, INC.


Date     August 14, 2000          By      /s/ Jerome Goldstein
      ---------------------------       ---------------------------------------
                                        Jerome Goldstein, Treasurer
                                        and Chairman of the Board of Directors


Date     August 14, 2000          By      /s/ James A. Matheson
      ---------------------------       ---------------------------------------
                                        James A. Matheson, Vice President
                                        and Principal Accounting Officer