Form 10-K405
period 2000-09-30
ADVANCED MAGNETICS INC
filed 2000-12-19
CIK 792977

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

(Registrant's telephone number, including area code) (617) 497-2070

Securities registered pursuant to Section 12(b) of the Act: COMMON STOCK, PAR VALUE $.01 PER SHARE, AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES /X/    NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [/X/]

    As of December 12, 2000, there were 6,773,932 shares of the registrant's Common Stock, $.01 par value per share, outstanding. The aggregate market value of the registrant's voting stock held by nonaffiliates as of December 12, 2000 was approximately $15,418,525.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, scheduled to be held on February 6, 2001, are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ADVANCED MAGNETICS, INC. MAKES SUCH FORWARD-LOOKING STATEMENTS UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IN THIS ANNUAL REPORT ON FORM 10-K, WORDS SUCH AS "MAY," "WILL," "EXPECTS," "INTENDS," AND SIMILAR EXPRESSIONS (AS WELL AS OTHER WORDS OR EXPRESSIONS REFERENCING FUTURE EVENTS, CONDITIONS OR CIRCUMSTANCES) ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED, PROJECTED, ANTICIPATED OR INDICATED IN ANY FORWARD-LOOKING STATEMENTS. ANY FORWARD-LOOKING STATEMENT SHOULD BE CONSIDERED IN LIGHT OF FACTORS DISCUSSED IN ITEM 7 UNDER "CERTAIN FACTORS THAT MAY EFFECT FUTURE RESULTS." THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY SUCH STATEMENTS TO REFLECT ANY CHANGE IN COMPANY EXPECTATIONS OR IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENTS MAY BE BASED, OR THAT MAY AFFECT THE LIKELIHOOD THAT ACTUAL RESULTS WILL DIFFER FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS.

ITEM 1. BUSINESS:

COMPANY OVERVIEW

    Advanced Magnetics, Inc., a Delaware corporation ("Advanced Magnetics" or the "Company"), develops, manufactures and markets organ-specific contrast agents to improve the diagnostic capabilities of soft tissue magnetic resonance imaging ("MRI") scans. The Company's liver contrast agent, Feridex I.V.-Registered Trademark-, is approved and marketed in Europe, Japan, the United States, Argentina, South Korea, China and Israel. The Company's oral contrast agent, GastroMARK-Registered Trademark-, used for delineating the bowel in MRI procedures, is approved and marketed in Europe and the United States. The Company has received an approvable letter, subject to certain conditions, from the U.S. Food and Drug Administration ("FDA") for
Combidex-Registered Trademark-, the Company's contrast agent for the diagnosis of lymph node disease. Code 7228, the Company's lead MRI contrast agent in the development pipeline, is currently in Phase II clinical studies. The product is being evaluated for MRI applications in both cardiology and oncology.

    MRI is a diagnostic imaging technique that is used to visualize internal abnormalities and changes in structure. Contrast agents increase the usefulness of MRI by allowing radiologists to differentiate structures and organs with greater diagnostic confidence. Currently, the primary use of MRI is for studies of the central nervous system, abdominal structures and joints, such as the knee and shoulder. The Company believes that the development of effective contrast agents would allow MRI to be used for a wider range of applications, such as the diagnosis and staging of cancer, and should increase the use of MRI as a diagnostic imaging technique, in turn generating additional demand for MRI contrast agents.

    The liver and the lymphatic system are among the principal sites where metastases of many common cancers (including colon, prostate and breast cancer) are discovered. The Company believes that MRI exams of the liver produced with contrast agents provide more diagnostic information and permit the identification of smaller abnormalities than images produced by MRI studies without contrast agents or images produced by contrast enhanced computed tomography ("CECT"). Additionally, the Company believes that MRI exams of lymph nodes using a contrast agent provide increased confidence in the diagnosis of metastatic disease. As a result, MRI contrast agents can allow for more accurate diagnosis and monitoring of treatment results and may be a cost-effective way to assess medical treatments and to improve patient outcomes.

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

    To facilitate the marketing and distribution of its contrast agents, the Company has entered into strategic relationships with certain established pharmaceutical companies. These marketing and distribution partners, both in the United States and abroad, include: (i) Guerbet S.A. ("Guerbet"), a leading European producer of contrast agents, in Western Europe and Brazil; (ii) Eiken Chemical Co., Ltd., ("Eiken"), one of Japan's leading medical diagnostics manufacturers, in Japan; (iii) Berlex Laboratories, Inc. ("Berlex"), the leading U.S. marketer of MRI contrast agents, in the United States; (iv) Cytogen Corp. ("Cytogen") a U.S. marketer of oncology products, in the United States; and
(v) Mallinckrodt Inc. ("Mallinckrodt"), a unit of Tyco, Inc. and a leading manufacturer of contrast agents, in the United States.

    The Company was incorporated in Delaware in November 1981. The Company's principal offices are located at 61 Mooney Street, Cambridge, Massachusetts 02138, and its telephone number is (617) 497-2070.

MRI CONTRAST AGENTS

    DIAGNOSTIC IMAGING. Diagnostic imaging is generally a non-invasive method to visualize internal structures, abnormalities or anatomical changes in order to diagnose disease and injury. Today, the most widely accepted imaging techniques include x-rays, ultrasound, nuclear medicine, Computed Tomography ("CT") and MRI. Since the introduction of x-rays, doctors have sought increasingly accurate and detailed non-invasive visualization of soft tissue for diagnostic purposes. Diagnostic imaging is frequently used to determine whether a cancer has metastasized or recurred and where it is located, as well as to assist physicians in determining whether a treated cancer has shrunk. In addition, diagnostic imaging is used in the diagnosis of disease affecting the cardiovascular and central nervous systems as well as the diagnosis of broken bones and injuries in certain joints, such as the knee and shoulder. The choice of diagnostic imaging technique to be used in any particular circumstance depends upon a variety of factors, including the particular disease or condition to be studied, image quality, availability of imaging machines, availability of contrast agents, cost and managed health care policies. There is no imaging technique that is considered superior to all others for most or all applications.

    MAGNETIC RESONANCE IMAGING. Introduced in the 1980's, MRI is the diagnostic imaging technique of choice for the central nervous system and is widely used for the imaging of ligaments and tendons. MRI provides high-quality spatial resolution and does not use radiation. In MRI procedures, the patient is placed within the core of a large magnet where radio frequency signals are transmitted into the patient's body. The interaction of the radio frequency signal with the patient's body produces signals that are processed by a computer to create cross-sectional images.

    CONTRAST AGENTS. Contrast agents play a significant role in improving the quality of diagnostic images by increasing the contrast between different internal structures or types of tissues in various disease states and medical conditions of interest. Consequently, contrast agents, which are administered intravenously or orally, are widely used when available. MRI contrast agents currently marketed in the United States are used primarily in imaging the central nervous system. The availability of effective contrast agents often determines the choice of imaging technique for a particular procedure. Currently available imaging techniques can be of limited usefulness in visualizing certain soft-tissue structures. For example, diagnostic imaging of lymph nodes, a common site of metastasis for some frequently occurring cancers such as breast cancer and prostate cancer, is currently limited because, the Company believes, there are no effective contrast agents for differentiating diseased tissue from normal nodes.

TECHNOLOGY

    Advanced Magnetics' core imaging agent technology is based on the characteristic properties of extremely small, polysaccharide-coated superparamagnetic iron oxide particles. The Company's core competencies are the ability to design such particles for particular applications and manufacture the particles in controlled sizes. The superparamagnetic particles range in size from approximately one-thousandth to one-twentieth the size of a normal red blood cell. When placed in a magnetic field, superparamagnetic iron oxide particles become strongly magnetic, but lose their magnetism once the field is removed. Once inside the targeted organ or area of study, the powerful magnetic properties of the Company's iron oxide particles result in images that show greater soft tissue contrast and thus increase the information available to the reviewing physicians. The Company's technology and expertise enable it to synthesize, sterilize and stabilize superparamagnetic particles in a manner necessary for their use in pharmaceutical products such as MRI contrast agents to aid in the diagnosis of cancer and other diseases. The Company's rights to its contrast agent technology are derived from and protected by license agreements, patents, patent applications and trade secrets. See "Patents and Trade Secrets."

PRODUCTS

    The following table summarizes applications and potential applications, marketing partners and current U.S. and foreign status for each of the Company's products.

                          ADVANCED MAGNETICS' PRODUCTS

       PRODUCT             APPLICATIONS         MARKETING PARTNERS        U.S. STATUS        FOREIGN STATUS
---------------------  --------------------   -----------------------   ----------------  ---------------------
COMBIDEX               Diagnosis of lymph     Cytogen (United States)   Approvable        EU Dossier filed
                       node disease.          Guerbet (western Europe   Letter received   December 1999.
                                              and Brazil).              June 2000,
                                                                        subject to
                                                                        certain
                                                                        conditions.

FERIDEX I.V.           Diagnosis of liver     Berlex (United States),   Approved and      Approved and marketed
                       lesions.               Eiken (Japan), Guerbet    marketed.         in Japan and in most
                                              (western Europe and                         EU countries.
                                              Brazil).

GASTROMARK             Marking of the bowel   Guerbet (western Europe   Approved and      Approved and marketed
                       in abdominal           and Brazil),              marketed.         in several EU
                       imaging.               Mallinckrodt (United                        countries, including
                                              States).                                    France.

CODE 7228              Magnetic Resonance     Cytogen for oncology      Phase II          European protocols in
                       Angiography, primary   applications (United      clinical trials   development.
                       and secondary tumor    States)                   scheduled to
                       imaging, lymph node    Guerbet (western Europe   begin January
                       imaging.               and Brazil).              2001.

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

    COMBIDEX. The Company believes that COMBIDEX will be useful in the diagnostic imaging of lymph nodes. Lymph nodes are frequently the site for metastases of different types of cancer, particularly breast cancer and prostate cancer. Effective imaging of lymph nodes could play a role in determining appropriate patient management. There are currently no available non-invasive methods for distinguishing between lymph nodes enlarged by the infiltration of cancerous cells as opposed to inflammation. Since CT, the only imaging modality currently used for imaging lymph nodes, cannot distinguish between inflamed nodes and cancerous nodes, the current practice is to assume that enlarged nodes are cancerous and to perform a biopsy to establish their true status. Nodes less than ten millimeters in size are often assumed to be normal. The Company believes that COMBIDEX will enable doctors using MRI to have improved diagnostic confidence in differentiating between normal and diseased lymph nodes, irrespective of node size, because COMBIDEX only accumulates in normal lymph node tissue and can therefore facilitate differentiation between tumorous nodes and inflamed nodes.

    The Company has granted exclusive rights to market and sell COMBIDEX in the United States to Cytogen and in western Europe and Brazil to Guerbet. See "Licensing and Marketing Arrangements."

    FERIDEX I.V. The liver is a principal site for metastasis of primary cancer originating in other parts of the body, particularly colon cancer, a common cancer in the United States. Identification of metastatic tumors in the liver has a significant impact on physicians' treatment plans for cancer because proper staging of disease affects treatment plans. Diagnosis of metastases at an early stage can be difficult because small tumors are frequently not accompanied by detectable physical symptoms. The Company believes that contrast-enhanced MRI exams using FERIDEX I.V. allow for the ability to image liver tumors that may not be visible with CT scanning or ultrasound, the most widely used techniques for liver imaging, and that liver scans may now be done using contrast-enhanced MRI instead of, or in addition to, CT scanning and ultrasound.

    Marketing of FERIDEX I.V. began in October 1996 by Berlex Laboratories ("Berlex") in the United States. Berlex is the Company's exclusive marketing partner for FERIDEX I.V. in the United States. FERIDEX I.V. was approved in August 1994 by the European Union's (the "EU") Committee for Proprietary Medicinal Products and most of the member states of the EU have since issued local approvals to market the product. Guerbet began marketing the product in Europe in late 1994. Eiken received approval for marketing the product in Japan in July 1997 and received pricing approval in September 1997. FERIDEX I.V. was launched in Japan in September 1997 through Eiken's affiliate Tanabe
Seiyaku, Ltd. See "Licensing and Marketing Arrangements."

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

    In April 1997, the Company's marketing partner, Mallinckrodt, launched GASTROMARK in the United States. The Company has licensed the marketing rights to GASTROMARK on an exclusive basis to Guerbet in Western Europe and Brazil. During fiscal 1993, Guerbet received marketing approval for the product in several European countries including France, and marketing of the product in Europe began. See "Licensing and Marketing Arrangements".

    CODE 7228. Code 7228 is a blood pool agent, an agent that stays in the blood stream for an extended period of time, that may be useful as a contrast agent for Magnetic Resonance Angiography ("MRA") as well as cardiac perfusion. In addition, Code 7228 may be useful for the detection of metastatic and primary tumors, including breast cancer, and may also improve tumor border delineation. The product is currently entering Phase II clinical studies.

    The Company has granted exclusive rights to market Code 7228 for oncology applications in the United States to Cytogen and exclusive rights to market and sell Code 7228 in western Europe and Brazil to Guerbet. See "Licensing and Marketing Arrangements".

LICENSING AND MARKETING ARRANGEMENTS

    BERLEX. In February 1995, the Company entered into a license and marketing agreement and a supply agreement with Berlex, granting Berlex exclusive marketing rights to FERIDEX I.V. in the United States. Under the terms of the agreements, Berlex paid a $5,000,000 license fee upon execution of the agreements and paid an additional $5,000,000 license fee in October 1996 upon the Company's delivery of FDA-approved product to Berlex. In addition, Berlex pays the Company for manufacturing the agent and royalties on sales of the agent. Under the terms of the license and marketing agreement, Berlex pays for 60% of ongoing development expenses associated with FERIDEX I.V. These agreements expire in 2010 but can be terminated earlier upon the occurrence of certain specified events. Under the terms of the license and marketing agreement, the Company has the right to terminate the exclusive marketing rights based on the failure of Berlex to achieve minimum sales targets, but has not exercised that right at this time.

    CYTOGEN. In August 2000, the Company entered into a license and marketing agreement and a supply agreement with Cytogen Corporation ("Cytogen"). The Company granted Cytogen the exclusive right to market and sell COMBIDEX and CODE 7228 for oncology applications in the United States and agreed to grant to Cytogen the exclusive right to market and sell FERIDEX I.V. in the United States if the Company's existing marketing agreement for FERIDEX I.V. terminates for any reason. Upon signing of the agreements, the Company received 1,500,000 shares of Cytogen common stock as a non-refundable license fee. An additional 500,000 shares of Cytogen common stock were placed in escrow and will be released to the Company upon satisfaction of certain milestones under the agreements. Cytogen has agreed to pay the Company for manufacturing and supplying the products and royalties on sales. These agreements have an initial ten-year term with automatic five year extensions, but can be terminated earlier upon the occurrence of certain specified events.

    EIKEN. In 1988, the Company entered into a manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right to manufacture and distribute FERIDEX I.V. in Japan. Eiken was responsible for conducting clinical trials and securing the necessary regulatory approval in Japan. Under the terms of the agreement, Eiken paid the Company a license fee of $1,500,000. In addition, Eiken pays royalties based upon sales. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals were obtained.

    In 1990, the Company entered into a manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right to manufacture and distribute GASTROMARK and COMBIDEX in Japan. In addition, for a period of 180 days after the Company files an IND for any future Advanced Magnetics' MRI contrast agents, Eiken has the right of first refusal to manufacture and distribute such product in Japan. Upon execution of this agreement, Eiken paid the Company a license fee of $1,000,000. Additionally, Eiken agreed to pay the Company royalties on sales of all products sold by Eiken under the agreement. The agreement is perpetual but terminable upon certain specified events. Due to market conditions in Japan, Eiken has decided not to market GASTROMARK or COMBIDEX and rights to these products in Japan have reverted back to the Company. Additionally, Eiken has decided not to exercise its option to develop Code 7228 in Japan.

    GUERBET. In 1987, the Company entered into a supply and distribution agreement with Guerbet. Under this agreement, Guerbet has been appointed the exclusive distributor of FERIDEX I.V. in western Europe (under the tradename Endorem-TM-) and Brazil. Guerbet is responsible for conducting clinical trials and securing the necessary regulatory approvals in the countries in its territory. Guerbet paid the Company license fees and has agreed to pay royalties based on sales. The Company is entitled to receive an additional percentage of Guerbet's sales in return for selling to Guerbet its requirements for the active ingredient used in ENDOREM. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals were obtained in France.

    In 1989, the Company entered into a second supply and distribution agreement with Guerbet granting Guerbet an exclusive right in western Europe and Brazil to manufacture and sell GASTROMARK (under the tradename Lumirem-TM-) and any future Advanced Magnetics MRI contrast agents that Guerbet decides to market. Guerbet has taken the rights to COMBIDEX (under the tradename Sinerem-TM-) and Code 7228. Under the terms of this second distribution agreement, Guerbet paid the Company a license fee in 1989. In addition, Guerbet has agreed to pay the Company both royalties and a percentage of net sales as the purchase price for the active ingredient of the licensed products. The Company is required to sell to Guerbet its requirements for the active ingredient used in the contrast agents. The agreement is perpetual but terminable upon certain specified events.

    MALLINCKRODT. In 1990, the Company entered into a manufacturing and distribution agreement for GASTROMARK with Mallinckrodt Inc. ("Mallinckrodt"). Under this agreement, Mallinckrodt received the exclusive right to manufacture and co-market GASTROMARK in the United States, Canada and Mexico. Under this agreement, Advanced Magnetics reserved the right to sell the product through its own direct sales personnel. Mallinckrodt paid $1,350,000 in license fees and a $500,000 non-refundable milestone payment upon FDA approval of GASTROMARK. Additionally, the Company receives royalties based on Mallinckrodt's GASTROMARK sales as well as a percentage of sales for supplying the active ingredient. The agreement is perpetual but terminable upon certain specified events.

    SQUIBB DIAGNOSTICS. Under an agreement with Squibb Diagnostics, a division of Bristol-Myers Squibb Co., the Company is obligated to pay up to a maximum of $2,750,000 in royalties in connection with product sales of COMBIDEX.

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

PATENTS AND TRADE SECRETS

    The Company considers the protection of its technology to be material to its business. The Company's policy is to aggressively protect its competitive technology position by a variety of means, including applying for patents in the United States and in appropriate foreign countries. The Company has been granted 28 U.S. patents, has several patent applications pending, and has filed counterpart patent applications in several foreign countries. The Company has assigned three of its U.S. patents to another company. In addition, the Company is a party to various license agreements, including nonexclusive cross-licensing arrangements covering MRI technology with Nycomed Imaging A.S. of Oslo, Norway ("Nycomed") and Schering AG ("Schering") of Berlin, Germany. The Company's proprietary position depends in part on these licenses, and termination of the licenses for any reason could have a material adverse effect on the Company by limiting or prohibiting the commercial sale of its products. Although the Company believes that further patents will be issued on pending applications, no assurance to this effect can be given.

    The patent positions of pharmaceutical and biopharmaceutical firms, including Advanced Magnetics, are generally uncertain and involve complex legal and factual questions. The claims which are included in pending or future patent applications may not be issued, any issued patents may not provide the Company with competitive advantages or may be challenged by others, and the existing or future patents of third parties may have an adverse effect on the ability of the Company to commercialize its products.

    The Company also intends to rely on its trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain and develop its competitive position. Although the Company seeks to protect its proprietary information, others might independently develop the same or similar information, design around its patents, obtain unauthorized access to the Company's proprietary information or misuse information to which the Company has granted access. Litigation may be necessary to enforce any patents issued to the Company or to determine the scope of other person's proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change. Certain companies, including the Company's collaborators, which have greater human and financial resources dedicated to product development and clinical testing than the Company, are developing MRI contrast agents. The Company's collaborators are not restricted from developing and marketing competing products and, as a result of certain cross license agreements among the Company and certain of its competitors (including one of its collaborators), the Company's competitors will be able to utilize certain of the Company's technology in the development of competing products. The Company may not be able to compete successfully with these companies. In addition, further product and technological developments may make other imaging modalities more compelling than MRI and adversely impact sales of the Company's products.

    The Company believes that its ability to compete successfully in the MRI contrast agent market will depend on a number of factors including the implementation of effective marketing campaigns by the Company and/or its marketing and distribution partners, development of efficacious products, timely receipt of regulatory approvals and product manufacturing at commercially acceptable costs. In addition, market acceptance of both MRI as an appropriate technique for imaging certain organs, especially the liver and the lymphatic system, and the use of the Company's products as part of such imaging is critical to the success of its contrast agent products. Although the Company believes that its contrast agents offer advantages over competing MRI, CT or X-ray contrast agents, competing contrast agents might receive greater acceptance. In addition, to the extent that other diagnostic techniques such as CT and X-ray may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI could have an adverse effect on the demand for the Company's contrast agent products. The Company may not be able to successfully market its products alone or with its partners, develop efficacious products, obtain timely regulatory approvals, manufacture products at commercially acceptable costs, gain satisfactory market acceptance or otherwise successfully compete in the future.

    There are several MRI contrast agents for imaging lesions of the liver on the market and in various phases of clinical testing in the United States and abroad. Schering has two products, Resovist, a carboxydextran superparamagnetic iron oxide formulation, and Eovist, a chelated gadolinium compound. The Company believes that Schering has filed for European and Japanese approval of Resovist; clinical trials are proceeding in the United States. Eovist is believed to be in Phase III trials in Europe. Nycomed has received marketing approval in the United States and Europe for its MnDPDP product, Teslascan, for MRI of liver lesions. Bracco S.p.A. has received marketing approval in Europe for Gadolinium BOPTA (MultiHance), a chelated gadolinium compound for MR imaging of liver lesions and we believe they may have filed for approval in the United States as well. To the Company's knowledge, there are no approved products or drug candidates in human clinical development for the contrast-enhanced imaging of lymph nodes other than COMBIDEX and Code 7228. Although the Company is unaware of any such products, those products may exist and could have a material adverse effect on the marketing of the Company's products.

    In the area of oral contrast agents, Pharmacyclics, Inc. filed an NDA in late 1995 for GADOLITE, its gadolinium-based product candidate which is currently not approved by the FDA. Bracco S.p.A received marketing approval in December 1997 in the United States for Lumenhance, its liposomal encapsulated oral manganese compound, but it is not being marketed at this time. In
October 1997, the FDA approved Ferriseltz, an oral MRI agent from Oncomembrane Inc. It is not known how, or if, Bracco and Oncomembrane are planning to market these products.

    These competitive products or other products developed by the Company's competitors my be more effective than any products developed by the Company or render the Company's technology obsolete. In addition, further technological and product developments may make other imaging modalities more competitive.

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

    If an NDA is submitted to the FDA, the application may not be reviewed and approved by the FDA in a timely manner, if at all. Among the conditions for NDA approval is the requirement that a prospective manufacturer's manufacturing procedures conform to cGMP requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor's third-party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Once the FDA determines that a product is approvable, it will issue an action letter indicating if any additional information must be provided or if any additional conditions must be met prior to final approval. The labeling of the product must also be approved by the FDA prior to final approval of the product. Even after initial FDA approval has been obtained, further studies, including post-market studies, may be required to provide additional information. Results of such post-market programs may limit or expand the further marketing of the product. Even if initial marketing approval is granted, such approval may entail limitations on the indicated uses for which a product may be used and impose labeling requirements which may adversely impact the Company's ability to market its products. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

MAJOR CUSTOMERS

    Two companies, Berlex and Guerbet, accounted for approximately 27% and 22% respectively, of the Company's revenues in fiscal 2000. No other customer accounted for more than 10% of total revenues in fiscal 2000.

EMPLOYEES

    As of December 12, 2000, the Company had approximately 24 full-time employees, 16 of whom were engaged in research and development. The Company's success depends in part on its ability to recruit and retain talented and trained scientific personnel. The Company has been successful to date in obtaining such personnel, but may not be so in the future.

    None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be excellent.

FOREIGN OPERATIONS

    The Company has no foreign operations. Revenues in fiscal 2000, 1999 and 1998 from customers and licensees outside of the United States, principally in Europe and Japan, amounted to 35%, 19% and 26% respectively, of the Company's total revenues.

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

RESEARCH AND DEVELOPMENT

    The Company is committed to internal research and development as a method of producing new products, improving existing products and growing revenues. The Company spent $4,623,468, $7,952,331 and $8,961,796 in each of the last three fiscal years respectively on research and development.

ITEM 2. PROPERTIES:

    The Company's principal operations are located in a modern, Company-owned building of approximately 25,000 square feet in Cambridge Massachusetts. The Company believes this facility is adequate for its current and anticipated short-term needs and that it will be able to lease comparable space, if necessary. However, the acquisition and required regulatory approvals for additional pharmaceutical manufacturing space can be time consuming and expensive. If the Company desired to expand its manufacturing capacity it might not be able to do so on a timely basis, if at all. Additionally, the Company leases premises of approximately 5,200 square feet in Princeton, New Jersey that was previously used for the Company's clinical development group. This lease expires on September 30, 2003.

ITEM 3. LEGAL PROCEEDINGS:

    The Company and certain of its officers were sued in an action entitled DAVID D. STARK, M.D. V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN AND LEE JOSEPHSON, Civil Action No. 92-12157-WGY, in the United States District Court for the District of Massachusetts on September 3, 1992. The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on certain of the Company's patents and on pending applications, and seeks injunctive relief and unspecified damages. In addition, the complaint also alleges state law claims for breach of contract, breach of good faith and fair dealing, breach of implied contract, misappropriation of trade secrets, conversion, negligent misrepresentation, misrepresentation, unjust enrichment and unfair trade practices. The District Court has stayed this federal action pending resolution of an appeal in the State Court of summary judgment in the Company's favor as well as resolution of a jurisdictional issue. As noted below, the Massachusetts Appeals Court has decided the appeal, but the federal action remains stayed as of this date. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. The Company may not be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on it's future business, financial condition and results of operations.

    The Company and certain of its officers were sued in DAVID D. STARK, M.D. V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN AND LEE JOSEPHSON, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment and unfair trade practices that were originally dismissed by, but later remanded to, the Federal Court in the above-mentioned action, as well as a new count alleging tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. The plaintiff's contract claims have been dismissed with prejudice and final judgment was entered against the plaintiff. The plaintiff filed an appeal in DAVID D. STARK, M.D. V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN AND LEE JOSEPHSON, Appeal No. 98-P-1749, in the Massachusetts Appeals Court, on January 25, 1999. On October 13, 2000, the Massachusetts Appeals Court reversed the grant of partial summary judgment in the Company's favor and ordered that the unfair trade practice and tort claims be reinstated. The Superior Court has redocketed the claims as directed by the Appeals Court, and it is anticipated that the litigation in state court will now move forward. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. The Company may not be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on its future business, financial condition and results of operations.

    The Company filed suit on October 7, 1997 against Sanofi
Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, the "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled ADVANCED MAGNETICS, INC. V. SANOFI PHARMACEUTICALS, INC. AND SANOFI SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On
November 23, 1998, the Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. On June 15, 1999, the court granted partial summary judgment in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.'s counterclaims for breach of contract, unjust enrichment, conversion, account annexed and violation of Mass. Gen. Laws ch. 93A. On October 29, 1999, the Company served a second motion for partial summary judgment which, among other things, requests judgment in its favor on Sanofi Pharmaceuticals, Inc.'s remaining counterclaims against the Company and for judgment in its favor on the Company's breach of contract claim against Defendants. Also on October 29, 1999, Defendants served a motion for partial summary judgment which, among other things, requests judgment in its favor on the Company's remaining claims. On October 4, 2000, the Court granted the Company's motion and entered judgment on all remaining claims brought by Sanofi Pharmaceuticals, Inc. In addition, the Court granted in part and denied in part Defendants' motion for summary judgment. Only the Company's breach of contract claim against Sanofi SA remains in the case. On November 21, 2000, Sanofi SA and Sanofi Pharmaceuticals, Inc. served a Motion for Entry of Separate and Final Judgment, seeking to have the Court certify final judgment on all issues decided on summary judgment except for the Company's breach of contract claim against Sanofi SA. Sanofi SA and Sanofi Pharmaceuticals seek final judgment certification in order to obtain an immediate appeal on the summary judgment decisions. On December 1, 2000, the Company served a memorandum in opposition to the motion for final and separate judgment. On December 5, 2000, the Court set a trial date for March 19, 2001 on the Company's remaining claim. While the final outcome of this litigation cannot be determined, the Company intends to pursue its remaining claim. In the event that the judgments in the Company's favor are reversed on appeal, the Company intends to defend those claims vigorously. However, in such an event, the Company may not be able to successfully defend those claims and the failure of the Company to prevail for any reason could impair the Company's financial resources and disrupt the Company's future operating plans.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    No matters were submitted to a vote of the company's security holders during the quarter ended September 30, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT:

    JEROME GOLDSTEIN, 61, is a founder of the Company and has been Chief Executive Officer, Chairman of the Board of Directors and Treasurer since the Company's organization in November 1981. Mr. Goldstein was a co-founder of Clinical Assays, Inc., serving from 1972 to 1980 as Vice President and then as President. Mr. Goldstein is the husband of Marlene Kaplan Goldstein, Secretary of the Company.

    LEONARD M. BAUM, 47, joined the Company in October 1994 as Senior Vice President and has been President and Chief Operating Officer since May 1997. From 1986 to 1994, Mr. Baum was employed as Senior Director, Worldwide Regulatory Affairs/Drug Safety by Squibb Diagnostics. Mr. Baum is also a member of the Board of Directors.

    PAULA M. JACOBS, 56, joined the Company in January 1986 as Vice President--Development. From 1981 to 1986, Dr. Jacobs was employed at
Seragen, Inc., first as Production Manager and later as General Manager of the Research Products Division.

    DENNIS LAWLER, 46, joined the Company in February 1989 as Director of Quality Control and has been Vice President--Quality Control since
January 1997. Prior to February 1989, Mr. Lawler was employed at CIS-US, first as Senior Quality Control Analyst, then as a Production Manager and then as a Plant Manager.

    JEROME M. LEWIS, 51, joined the Company in April 1986 as a Senior Scientist and has been Vice President--Scientific Operations since February 1991. Prior to April 1986, Dr. Lewis was employed as a senior scientist by Petroferm Ltd., a biotechnology company.

    JAMES A. MATHESON, 56, joined the Company in May 1996 as Vice
President--Finance. Prior to May, 1996, Mr. Matheson was Controller of Diatech Diagnostics, Inc.

    MARK C. ROESSEL, 50, joined the Company in January 1982 as Director of Regulatory Affairs and has been Vice President--Regulatory Affairs since January 1995. Prior to January 1982, Mr. Roessel was Compliance Manager of the Clinical Assay Division of Baxter International, Inc.

    MARLENE KAPLAN GOLDSTEIN is a founder of the Company and has been Secretary of the Company since the Company's organization in November 1981.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

    The Company's common stock is listed on the American Stock Exchange under the symbol AVM.

    The table below sets forth the high and low sales price of the Company's common stock on the American Stock Exchange for the fiscal quarters of 2000 and 1999.

                                                                FISCAL QUARTER
                                                   -----------------------------------------
                                                    FIRST      SECOND     THIRD      FOURTH
                                                   --------   --------   --------   --------
2000 High........................................      4 11/16    10 3/4     8 7/8      8 1/8
    Low..........................................      3          3 13/16     6 1/8     3 1/4
1999 High........................................     11 3/8      7 3/4      5 5/8      5 1/4
    Low..........................................      5          3 1/2      3 7/16     3 1/8

    On December 12, 2000 there were approximately 280 stockholders of record. The Company believes that the number of beneficial holders of Common Stock is approximately 2,200. The last reported sale price of the Common Stock on December 12, 2000 was $2.50 per share. The Company has never declared or paid a cash dividend on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA:

    The selected financial data set forth below has been derived from the audited financial statements of the Company. This information should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein.

                            SELECTED FINANCIAL DATA

                                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                         ----------------------------------------------------------------------
                                                             2000          1999          1998          1997           1996
                                                         ------------   -----------   -----------   -----------   -------------
Statement of Operations Data:
Revenues:
  License fees.........................................  $  1,124,049   $        --   $        --   $ 5,500,000   $          --
  Royalties............................................       825,000       680,000       980,542       363,445          50,000
  Product sales........................................     1,253,537     1,966,059     1,399,871     1,580,357          12,762
  Contract research and development....................       106,003       581,429       399,897        62,920           6,810
  Interest, dividends and net gains and losses on sales
    of securities......................................       765,330     4,202,568     3,623,836     3,495,049       1,761,450
                                                         ------------   -----------   -----------   -----------   -------------
    Total revenues.....................................     4,073,919     7,430,056     6,404,146    11,001,771       1,831,022

Costs and Expenses:
  Cost of product sales................................       239,228       454,642       237,945       311,678           2,550
  Contract research and development expenses...........         3,195        37,056         6,514         8,815              --
  Company-sponsored research and development
    expenses...........................................     4,623,468     7,952,331     8,961,796     9,304,327       9,671,897
  Selling, general and administrative expenses.........     3,013,796     3,694,038     3,701,410     1,437,599       1,871,568
                                                         ------------   -----------   -----------   -----------   -------------
    Total costs and expenses...........................     7,879,687    12,138,067    12,907,665    11,062,419      11,546,015

Other Income:
    Other income.......................................            --       265,593            --       264,800              --
                                                         ------------   -----------   -----------   -----------   -------------
Income (loss) before provision for income taxes,
  minority interest in subsidiary, and cumulative
  effect of accounting change..........................    (3,805,768)   (4,442,418)   (6,503,519)      204,152      (9,714,993)
Minority interest in subsidiary........................            --            --      (194,178)           --              --
Income tax (benefit) provision.........................            --            --            --      (379,022)             --
                                                         ------------   -----------   -----------   -----------   -------------

Income (loss) before cumulative effect of accounting
  change...............................................    (3,805,768)   (4,442,418)   (6,309,341)      583,174      (9,714,993)
Cumulative effect of accounting change*................    (7,457,717)           --            --            --              --
                                                         ------------   -----------   -----------   -----------   -------------
Net income (loss)......................................  $(11,263,485)  $(4,442,418)  $(6,309,341)  $   583,174   $  (9,714,993)
                                                         ============   ===========   ===========   ===========   =============
Basic and diluted income (loss) before cumulative
  effect of accounting change per share................  $      (0.56)  $     (0.66)  $     (0.93)  $      0.09   $       (1.44)
Cumulative effect of accounting change per share*......         (1.11)           --            --            --              --
                                                         ------------   -----------   -----------   -----------   -------------
Basic and diluted net income (loss) per share..........  $      (1.67)  $     (0.66)  $     (0.93)  $      0.09   $       (1.44)
                                                         ------------   -----------   -----------   -----------   -------------
Weighted average shares outstanding:
  Basic................................................     6,758,825     6,766,934     6,752,863     6,744,946       6,762,748
  Diluted..............................................     6,758,825     6,766,934     6,752,863     6,813,984       6,762,748
                                                         ------------   -----------   -----------   -----------   -------------

* In fiscal 2000, the Company changed its method of accounting for revenue from license agreements.

                                                                                    AT SEPTEMBER 30,
                                                         ----------------------------------------------------------------------
                                                             2000          1999          1998          1997           1996
                                                         ------------   -----------   -----------   -----------   -------------
Balance sheet data:
Working capital........................................  $ 25,706,905   $22,020,107   $27,278,502   $37,422,235   $  33,605,818
                                                         ------------   -----------   -----------   -----------   -------------
Total assets...........................................  $ 35,667,591   $27,816,359   $34,114,708   $44,976,181   $  41,066,373
                                                         ------------   -----------   -----------   -----------   -------------
Stockholders' equity...................................  $ 14,305,632   $27,054,709   $32,919,398   $43,423,058   $  40,132,545
                                                         ------------   -----------   -----------   -----------   -------------

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

    The Company's operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: the timing of payments from corporate partners and research grants; the introduction of new products by the Company; the timing and size of orders from the Company's customers; and the acceptance of the Company's products. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and the Company may not achieve profitability or grow revenue in the future.

    A substantial portion of the Company's expenses consist of research and development expenses. In an effort to reduce expenditures and improve efficiency, the Company closed its Princeton, New Jersey office and reduced the number of employees engaged in clinical development activities. All of the Company's operating activities have been consolidated into the Cambridge office in order to improve managerial oversight and inter-departmental coordination and cooperation. The Company may rely to a greater degree on contract research and development providers in the future and expects that research and development expenses will continue to be a significant portion of the Company's total expenses.

    In fiscal 2000, the Company adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulleting No. 101 ("SAB 101"). The effect of applying this change in accounting principle is a cumulative charge of $7,457,717, or $1.11 per share, in the first quarter. This cumulative change in accounting principle reflects the reversal of license fees and milestone payments that had been recognized in prior years. Recognition of these deferred payments is expected to occur over the remaining life of the related agreement.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

REVENUES

    Total revenues for the fiscal year ended September 30, 2000 were $4,073,919 compared to $7,430,056 for the fiscal year ended September 30, 1999.

    License fee revenues for the fiscal year ended September 30, 2000 were $1,124,049, consisting of $735,575 in revenue associated with the license and marketing agreement with Berlex Laboratories, Inc. ("Berlex"), of which $727,582 was included in the cumulative effect of accounting change adjustment described below, and $388,474 of license fee revenue from Cytogen Corporation ("Cytogen") related to a license and marketing agreement. There were no license fee revenues for the fiscal year ended September 30, 1999.

    In August 2000, the Company entered into a License and Marketing Agreement with Cytogen Corporation, which covers COMBIDEX and Code 7228 for oncology imaging. At the time of signing that Agreement, the Company received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee. Approximately $388,000 of that fee was recognized as revenue in fiscal 2000. Recognition of the remainder of the fee as revenue has been deferred and is expected to be recognized as future expenses related to the development of COMBIDEX and Code 7228 are incurred.

    Royalties for the fiscal year ended September 30, 2000 were $825,000 as compared to $680,000 in fiscal 1999. The increase in royalties is primarily the result of increases in sales by the Company's Japanese partner.

    Product sales for the fiscal year ended September 30, 2000 were $1,253,537 compared to $1,966,059 for the fiscal year ended September 30, 1999. Product sales in fiscal 1999 included sales of $918,402 at the Company's former subsidiary, Kalisto Biologicals ("Kalisto"), for the nine months that Kalisto's sales were consolidated. There was an increase of $207,634 in sales of contrast agent products by the Company in fiscal 2000.

    Contract research and development revenues were $106,003 during the fiscal year ended September 30, 2000 compared to $581,429 in the fiscal year ended September 30, 1999. The decrease reflects the completion of certain development activities, the costs of which were reimbursed under an agreement with Guerbet S.A. ("Guerbet") and the completion of work under a grant from the National Institutes of Health ("NIH").

    Interest, dividends and gains and losses on sales of securities resulted in revenues of $765,330 for the fiscal year ended September 30, 2000 compared to $4,202,568 for the fiscal year ended September 30, 1999. The decrease was primarily due to a net loss on sales of securities of $62,450 during the fiscal year ended September 30, 2000 compared to a net gain of $3,555,957 for the fiscal year ended September 30, 1999. Interest income for the fiscal year ended September 30, 2000 was $729,805 compared to $534,733 for the fiscal year ended September 30, 1999 due to an increase in interest-bearing cash equivalents. Dividend income of $97,975 for the year ended September 30, 2000 was $13,903 less than the $111,878 for the fiscal year ended September 30, 1999. This decrease is due to reduced holdings of dividend earning securities during the year.

COSTS AND EXPENSES

    The cost of product sales for the fiscal year ended September 30, 2000 was $239,228 compared to $454,642 for the fiscal year ended September 30, 1999. Cost of product sales in fiscal 1999 included $326,666 at the Company's former subsidiary, Kalisto, for the nine months that results from Kalisto were consolidated. The cost of product sales for fiscal 2000 was 19% of product sales and for fiscal 1999 was 23% of product sales. This decrease on an absolute and percentage basis is attributable to deconsolidation of Kalisto. Kalisto product sales had a higher cost of sales than the Company's products. Contract sponsored research and development costs of $3,195 were incurred during fiscal 2000, compared to $37,056 in fiscal 1999, and relate to costs incurred providing development services to Guerbet. The decrease in costs reflects the completion of such services during fiscal 2000.

    Research and development expenses for the fiscal year ended September 30, 2000 were $4,623,468, a decrease of $3,328,863 compared to $7,952,331 for the fiscal year ended September 30, 1999. The decrease was primarily attributable to a reduction in direct, company-sponsored research and development programs related to the clinical development of COMBIDEX.

    Selling, general and administrative expenses for the fiscal year ended September 30, 2000 were $3,013,796 compared to expenses of $3,694,038 for the fiscal year ended September 30, 1999. Selling, general and administrative expenses during the fiscal year ended September 30, 2000 included one-time charges of approximately $815,750 related to the termination of a proposed merger with Cytogen and the subsequent signing of a License and Marketing Agreement, and approximately $326,630 in expenses and accruals related to the closing of the clinical development office in Princeton, New Jersey. The Company expects that selling, general and administrative expenses for fiscal 2001 will continue to decrease.

INCOME TAXES

    There was no income tax provision or benefit for the fiscal years ended September 30, 2000 and 1999.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    In fiscal 2000, the Company adopted SEC Staff Accounting Bulleting No. 101 ("SAB 101"). The effect of applying this change in accounting principle is a cumulative charge of $7,457,717, or $1.11 per share. This cumulative change in accounting principle reflects the reversal of license fees and milestone payments that had been recognized in prior years. Previously, the Company had recognized license fee revenue when the fees were non-refundable, a technology transfer occurred, no explicit commitment or obligation for scientific achievement existed, and the other portions of the agreement, principally supply and royalty, were priced at fair value. Under the new accounting method applied retroactive to October 1, 1999, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreement. For the year ended September 30, 2000, the Company recognized $727,582 in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

EARNINGS

    In the fiscal year ended September 30, 2000, the Company recorded a net loss from operations of ($3,805,768), or ($0.56) per share, together with a charge related to the cumulative effect of a change in accounting principle of ($7,457,717), or ($1.11) per share, for a total net loss of ($11,263,485), or
($1.67) per share. In the fiscal year ended September 30, 1999, the Company recorded a net loss of ($4,442,418), or ($0.66) per share.

FISCAL 1999 COMPARED TO FISCAL 1998

REVENUES

    Total revenues for the fiscal year ended September 30, 1999 were $7,430,056 compared to $6,404,146 for the fiscal year ended September 30, 1998.

    There were no license fee revenues for the fiscal years ended September 30, 1999 and 1998.

    Royalties for the fiscal year ended September 30, 1999 were $680,000 as compared to $980,542 in fiscal 1998. The decrease in royalties is associated with the product launch of FERIDEX I.V. in Japan that occurred during the year ended September 30, 1998.

    Product sales for the fiscal year ended September 30, 1999 were $1,966,059 compared to $1,399,871 for the fiscal year ended September 30, 1998. Product sales in fiscal 1999 included an increase in sales of $697,548 at the Company's former subsidiary, Kalisto, for the nine months that Kalisto's sales were consolidated, offset by a decrease in product sales by the Company of $131,360.

    Contract research and development revenues were $581,429 during the fiscal year ended September 30, 1999 compared with $399,897 in the fiscal year ended September 30, 1998. The increase in fiscal year 1999 reflects the reimbursement of certain development costs of approximately $473,000 under an agreement with Berlex and approximately $108,000 under an agreement with Guerbet.

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

COSTS AND EXPENSES

    The cost of product sales for the fiscal year ended September 30, 1999 was $454,642 compared to $237,945 for the fiscal year ended September 30, 1998. The cost of product sales for fiscal 1999 was 23% of product sales and for fiscal 1998 was 17% of product sales. This change is attributable to the increased proportion of Kalisto product sales relative to sales of the Company's products (prior to July 1, 1999) which have a higher cost of sales than the Company's products. Contract sponsored research and development costs of $37,056 were incurred during fiscal 1999, compared to $6,514 in fiscal 1998, and relate to costs incurred providing development services to Guerbet.

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

INCOME TAXES

    There was no income tax provision or benefit for the fiscal years ended September 30, 1999 and 1998.

EARNINGS

    In the fiscal year ended September 30, 1999, the Company recorded a net loss of ($4,442,418), or ($0.66) per share. In the fiscal year ended September 30, 1998, the Company recorded a net loss of ($6,309,341), or ($0.93) per share.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, the Company's cash and cash equivalents totaled $16,120,738, compared with $17,052,636 at September 30, 1999. In addition, the Company had marketable securities of $14,051,850 at September 30, 2000, including shares of Cytogen common stock received in payment for license fees, as compared to $4,804,785 on September 30, 1999. Net cash used in operating activities was $3,587,508 in the fiscal year ended September 30, 2000 compared to net cash used in operating activities of $6,733,531 in the fiscal year ended September 30, 1999. The decrease in cash used in operating activities was due primarily to a decrease of $4,745,316 in payments to suppliers and employees as a result of a substantial reduction in costs and expenses. Cash provided by investing activities was $2,593,642 for the fiscal year ended September 30, 2000 compared to $16,154,403 provided by investing activities in the fiscal year ended September 30, 1999. Cash provided by investing activities in the fiscal year ended September 30, 2000 included proceeds from the sale of marketable securities of $4,433,874 offset by the purchase of marketable securities of $1,744,075. Cash provided by investing activities for the fiscal year ended September 30, 1999 included proceeds from maturing United States treasury notes of $7,500,000 and proceeds from the sale of marketable securities of $11,305,551 offset by the purchase of marketable securities of $2,291,869. In
November 2000, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock on the open market at prevailing market prices.

    Capital expenditures in the fiscal year ended September 30, 2000 were $36,333 compared to $280,891 in the fiscal year ended September 30, 1999. The decrease in expenditures reflects the Company's focus on controlling costs. The capital expenditures in both years related to laboratory, production and computer equipment. The Company has no current commitment for any significant expenditures on property, plant and equipment.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard will increase or decrease the recorded value of options the Company may, in the future, acquire, and result in gains or losses being included in net income.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED IN ANY FORWARD-LOOKING STATEMENTS, AS A RESULT OF CERTAIN FACTORS, INCLUDING WITHOUT LIMITATION, THOSE SET FORTH IN THE FOLLOWING SECTION AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING STATEMENTS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING ADVANCED MAGNETICS AND ITS BUSINESS.

    NO ASSURANCE OF REGULATORY APPROVAL. Prior to marketing, every product candidate must undergo an extensive regulatory approval process in the United States and in every other country in which the Company intends to test and market its product candidates and products. This regulatory process includes testing and clinical trials of product candidates to demonstrate safety and efficacy and can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA or foreign regulatory approval. In addition, changes in FDA or foreign regulatory approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA or foreign regulatory approval. Delays and related costs in obtaining regulatory approvals could delay product commercialization and revenue and consume the Company's resources, both financial and managerial. Regulatory approvals may not be obtained for COMBIDEX and Code 7228 or any other products developed by the Company. Although the Company has received an approvable letter from the FDA for COMBIDEX for lymph node indications, final approval remains subject to the satisfaction of certain conditions imposed by the FDA and labeling must be resolved. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay and may preclude the Company or its licensees or other collaborators from marketing the Company's products or limit the commercial use of the products.

    Regulatory approvals may entail limitations on the indicated uses of the Company's products and impose labeling requirements which may adversely impact the Company's ability to market its products. Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing regulatory review. Noncompliance with the regulatory requirements of the approval process at any stage may result in various adverse consequences, including the FDA's delay in approving or its refusal to approve a product, withdrawal of an approved product from the market or, under certain circumstances, the imposition of criminal penalties. Any such adverse consequences could seriously harm the Company's business, financial condition and results of operations.

    LACK OF MARKETING AND SALES HISTORY. Advanced Magnetics has limited experience in marketing and selling its products and product candidates and relies on its corporate partners to market and sell FERIDEX I.V. and GASTROMARK and has agreed to do so for COMBIDEX and Code 7228 for oncology applications, pending FDA approval. In order to achieve commercial success for any product candidate approved by the FDA for which the Company does not have a marketing partner, the Company may have to develop a marketing and sales force or enter into arrangements with others to market and sell its products. Advanced Magnetics may not be successful in attracting and retaining qualified marketing and sales personnel and may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all. Furthermore, Advanced Magnetics or its corporate partners may not be successful in marketing and selling the Company's products.

    UNCERTAINTY OF PRODUCT ADOPTION AND DEVELOPMENT. The Company has not generated significant revenues on royalties from the sale of its products by its marketing partners. Although on the market since 1996 and 1997 respectively, FERIDEX I.V. and GASTROMARK still represent a new technology platform for physicians to adopt. If the Company's approved products are not adopted by physicians, revenues will be delayed or fail to materialize. While the Company has filed an NDA for COMBIDEX and received an "approvable" letter in June 2000 for its principal indication, the diagnosis of lymph node disease, significant additional development efforts, including human clinical testing, may be required prior to approval for commercial sale. Code 7228 and any other product candidates will require significant additional research and development efforts before commercialization. The development of new pharmaceutical products is highly uncertain and the Company's development programs may not be completed successfully, and products, including COMBIDEX, FERIDEX I.V., or GASTROMARK, may not be widely adopted or commercially successful.

    DEPENDENCE ON COLLABORATIVE RELATIONSHIPS. The Company's strategy for the development, commercialization and marketing of its product candidates has been to enter into strategic alliances with various corporate partners, licensees, and other collaborators. The Company relies on its marketing and distribution partners to market and sell its approved products, FERIDEX I.V. and GASTROMARK, both in the U.S. and in foreign countries. In some cases, the Company has granted exclusive rights to these partners. If these partners are not successful in marketing the Company's products, the Company's ability to generate revenue would be harmed. In addition, the Company might incur additional costs in an attempt to enforce its contractual rights, renegotiate agreements, find new partners or market its own products. In some cases, the Company is dependent upon some of its collaborators to conduct preclinical and clinical testing, to obtain FDA and foreign regulatory approvals and to manufacture and market products. The Company may not derive any revenues or profits from these arrangements and the Company may not be able to enter into future collaborative relationships even if it desires to do so. If any of the Company's collaborators breaches its agreement with the Company or otherwise fails to perform, such event could impair the Company's revenue and impose additional costs.

    UNCERTAINTIES RELATING TO CLINICAL TRIALS. Before obtaining regulatory approvals for the commercial sale of any of its product candidates, the Company must demonstrate through extensive preclinical testing and human clinical trials that the product is safe and efficacious. The results from preclinical testing and early clinical trials of products under development by the Company may not be predictive of results obtained in subsequent clinical trials. Clinical trials are often conducted with patients in the most advanced stages of disease. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to the product being tested, but which can nevertheless adversely affect clinical trial results or approvals by the FDA. Clinical testing of pharmaceutical products is itself subject to approvals by various governmental regulatory authorities. Advanced Magnetics may not be permitted by regulatory authorities to commence or continue clinical trials. Any delays in or termination of the Company's clinical trial efforts could negatively effect the Company's future prospects and stock price.

    UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT. In both the United States and foreign markets, the Company's ability to commercialize its products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. In the United States, there has been, and the Company expects that there will continue to be, a number of federal and state proposals to reform the health care system. Significant uncertainty exists as to the reimbursement status of both newly-approved health care products and products used for indications not approved by the FDA. If adequate reimbursement levels are not instituted by government and other third-party payors for the Company's products and related treatments, the adoption and sale of the Company's products may be limited and its ability to generate revenue may be materially adversely affected.

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

    UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS. The patent positions of pharmaceutical and biopharmaceutical firms, including Advanced Magnetics, are generally uncertain and involve complex legal and factual questions. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biopharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company may not be successful or timely in obtaining any patents for which it submits applications. The breadth of the claims obtained may not provide any significant protection of the Company's technology. The degree of protection afforded by patents for licensed technologies or for future discoveries may not be adequate to protect the Company's proprietary technology. Moreover, patents issued to Advanced Magnetics may be contested, invalidated or circumvented. Future patent interference proceedings involving patents of either the Company or its licensors may have a material adverse effect on the Company's business. Claims of infringement or violation of the proprietary rights of others may be asserted against the Company. If Advanced Magnetics is required to defend against such claims or to protect its own proprietary rights against others, the Company may incur substantial costs.

    In the future, Advanced Magnetics may be required to obtain additional licenses to patents or other proprietary rights of others. Such licenses may not be available on acceptable terms, if at all. The failure to obtain such licenses could result in delays in marketing the Company's products or the inability to proceed with the development, manufacturing or sale of its products and product candidates requiring such licenses. In addition, the termination of any of the Company's existing licensing arrangements could impair the Company's revenues and impose additional costs.

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

    UNCERTAINTIES IN MANUFACTURING. The Company manufactures bulk FERIDEX I.V. and GASTROMARK as well as FERIDEX I.V. finished product for sale by its marketing partners and intends to, pending FDA approval, manufacture COMBIDEX finished product in its Massachusetts facilities. These facilities are subject to current Good Manufacturing Practices ("cGMP") regulations prescribed by the FDA. The Company may not be able to continue to operate at commercial scale in compliance with the cGMP regulations. Failure to operate in compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company is dependent on contract manufacturers for the final production of COMBIDEX. In the event that the Company is unable to obtain or retain manufacturing for this product, it will not be able to develop and commercialize it as planned. The Company may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements or that such manufacturers will be able to deliver required quantities of product that conform to specifications in a timely manner.

    POTENTIAL PRODUCT LIABILITY; UNCERTAINTIES RELATED TO INSURANCE. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials and commercial use. However, coverage is becoming increasingly expensive and the Company may not be able to maintain insurance at a reasonable cost. Furthermore, the Company's insurance may not provide sufficient coverage amounts to protect the Company against liability that could have a material adverse effect on the Company's business, financial condition and results of operations. Insurance coverage may not be sufficient to satisfy any liability or cover costs resulting from product liability claims, so that a product liability claim could reduce or eliminate the Company's resources, whether or not the plaintiff in such claim ultimately prevailed.

    ATTRACTION AND RETENTION OF KEY EMPLOYEES. Because of the specialized nature of its business, Advanced Magnetics is highly dependent on its ability to attract and retain qualified scientific and technical personnel for the research and development activities conducted or sponsored by the Company. Furthermore, the Company's possible expansion into areas and activities requiring additional expertise, such as product distribution and marketing and sales, may require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and the Company may not be able to continue to attract and retain the qualified personnel necessary for the development of its business. The failure to attract and retain such personnel or to develop such expertise could impose limits on the Company's business operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities and includes shares of Cytogen common stock received as a license fee. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to a decline in equity markets.

    Equity Market Risk--The Company's investment portfolio includes publicly-traded stocks of domestic issuers. Assuming a decline of 10% in the market for domestic stocks generally, the Company's equity investments may be expected to decline a corresponding 10%, resulting in a hypothetical reduction of the value of the net assets of the Company (as of September 30, 2000) of approximately 4% as compared to a hypothetical reduction of the value of the net assets of the Company (as of September 30, 1999) of less than 2%. This change is due to the increase of the Company's holdings of marketable securities primarily as a result of the acceptance by the Company of 1,500,000 shares of Cytogen common stock as an up-front licensing fee as part of a license and marketing agreement. The Company retained approximately 1,200,000 of those shares at September 30, 2000. The use of a 10% estimate in the decline of equity securities is strictly for estimation and evaluation purposes only. The value of the Company's assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities owned by the Company.

ITEM 8. FINANCIAL STATEMENTS:

    The Company's Financial Statements and related Report of Independent Accountants are presented in the following pages. The financial statements included in this Item 8 are as follows:

    Report of Independent Accountants

    Financial Statements:

      Balance Sheets--September 30, 2000 and 1999

      Statements of Operations--for the years ended September 30, 2000, 1999 and 1998

      Statements of Comprehensive Income--for the years ended September 30, 2000, 1999 and 1998

      Statements of Stockholders' Equity--for the years ended September 30, 2000, 1999 and 1998

      Statements of Cash Flows--for the years ended September 30, 2000, 1999 and 1998

      Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities--for the years ended September 30, 2000, 1999 and 1998

      Notes to Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................     27

Balance Sheets--September 30, 2000 and 1999.................     28

Statements of Operations--for the years ended September 30,
  2000, 1999 and 1998.......................................     29

Statements of Comprehensive Income--for the years ended
  September 30, 2000, 1999 and 1998.........................     30

Statements of Stockholders' Equity--for the years ended
  September 30, 2000, 1999 and 1998.........................     31

Statements of Cash Flow--for the years ended September 30,
  2000, 1999 and 1998.......................................     32

Reconciliation of Net Income (Loss) to Net Cash Used in
  Operating Activities--for the years ended September 30,
  2000, 1999 and 1998.......................................     33

Notes to Financial Statements...............................     34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Advanced Magnetics, Inc.:

    In our opinion, the accompanying balance sheets and the related statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Advanced
Magnetics, Inc. at September 30, 2000 and September 30, 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note B to the financial statements, in fiscal 2000 the Company changed its method of accounting for revenue from license agreements.

PricewaterhouseCoopers LLP
Boston, Massachusetts
November 8, 2000

                            ADVANCED MAGNETICS, INC.

                                 BALANCE SHEETS

                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2000           1999
ASSETS                                                        ------------   ------------
Current assets:
Cash and cash equivalents...................................  $ 16,120,738   $ 17,052,636
Marketable securities.......................................    14,051,850      4,804,785
Accounts receivable.........................................       639,740        648,201
Inventories.................................................        91,456         80,480
Prepaid expenses............................................       187,481        195,655
                                                              ------------   ------------
    Total current assets....................................    31,091,265     22,781,757
Property, plant and equipment:
Land........................................................       360,000        360,000
Buildings...................................................     4,618,296      4,610,827
Laboratory equipment........................................     8,013,973      8,007,095
Furniture and fixtures......................................       782,525        760,538
                                                              ------------   ------------
                                                                13,774,794     13,738,460
Less--accumulated depreciation and amortization.............    (9,620,094)    (9,065,660)
                                                              ------------   ------------
Net property, plant and equipment...........................     4,154,700      4,672,800
Other assets................................................       421,626        361,802
                                                              ------------   ------------
    Total assets............................................  $ 35,667,591   $ 27,816,359
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable............................................  $    611,891   $    118,465
Accrued expenses............................................       786,832        581,534
Income taxes payable........................................        61,651         61,651
Deferred revenues...........................................     3,923,986             --
                                                              ------------   ------------
    Total current liabilities...............................     5,384,360        761,650
Deferred revenues...........................................    15,977,599             --
                                                              ------------   ------------
    Total liabilities.......................................    21,361,959        761,650

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
  2,000,000 shares; none issued.............................            --             --
Common stock, par value $.01 per share, authorized
  15,000,000 shares; issued and outstanding 6,773,932 shares as of September 30, 2000 and 6,752,027 shares as of
  September 30, 1999........................................        67,739         67,521
Additional paid-in capital..................................    44,267,120     44,205,370
Retained earnings (deficit).................................   (28,110,546)   (16,847,061)
Accumulated other comprehensive income......................    (1,918,681)      (371,121)
                                                              ------------   ------------
  Total stockholders' equity................................    14,305,632     27,054,709
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $ 35,667,591   $ 27,816,359
                                                              ============   ============

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                            STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                        ----------------------------------------
                                                            2000          1999          1998
                                                        ------------   -----------   -----------
Revenues:
License fees..........................................  $  1,124,049   $        --   $        --
Royalties.............................................       825,000       680,000       980,542
Product sales.........................................     1,253,537     1,966,059     1,399,871
Contract research and development.....................       106,003       581,429       399,897
Interest, dividends and net gains and losses on sales
  of securities.......................................       765,330     4,202,568     3,623,836
                                                        ------------   -----------   -----------
    Total revenues....................................     4,073,919     7,430,056     6,404,146

Costs and expenses:
Cost of product sales.................................       239,228       454,642       237,945
Contract research and development expenses............         3,195        37,056         6,514
Company-sponsored research and development expenses...     4,623,468     7,952,331     8,961,796
Selling, general and administrative expenses..........     3,013,796     3,694,038     3,701,410
                                                        ------------   -----------   -----------
    Total costs and expenses..........................     7,879,687    12,138,067    12,907,665

Other income:
  Other income........................................            --       265,593            --

Minority interest in subsidiary.......................            --            --      (194,178)
                                                        ------------   -----------   -----------

Loss before cumulative effect of accounting change....    (3,805,768)   (4,442,418)   (6,309,341)

Cumulative effect of accounting change (Note B).......    (7,457,717)           --            --
                                                        ------------   -----------   -----------

Net income (loss).....................................  $(11,263,485)  $(4,442,418)  $(6,309,341)
                                                        ============   ===========   ===========

Basic and diluted loss before cumulative effect of
  accounting change per share.........................  $      (0.56)  $     (0.66)  $     (0.93)
Cumulative effect of accounting change per share......         (1.11)           --            --
                                                        ------------   -----------   -----------
Basic and diluted net loss per share..................  $      (1.67)  $     (0.66)  $     (0.93)
                                                        ============   ===========   ===========

Weighted average shares outstanding:
  Basic...............................................     6,758,825     6,766,934     6,752,863
                                                        ------------   -----------   -----------
  Diluted.............................................     6,758,825     6,766,934     6,752,863
                                                        ------------   -----------   -----------

Pro forma amounts assuming accounting change is
  applied retroactively:
Net loss..............................................  $ (3,805,768)  $(4,039,639)  $(5,861,228)
Basic and diluted net loss per share..................         (0.56)        (0.60)        (0.87)

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                       -----------------------------------------
                                                           2000          1999           1998
                                                       ------------   -----------   ------------
Net loss.............................................  $(11,263,485)  $(4,442,418)  $ (6,309,341)

Other comprehensive income:

  Unrealized gains (losses) on securities............    (1,610,010)    2,206,167     (1,753,901)

  Reclassification adjustment for (gains) losses
    included in net income...........................        62,450    (3,555,957)    (2,473,826)
                                                       ------------   -----------   ------------

Other comprehensive loss.............................    (1,547,560)   (1,349,790)    (4,227,727)
                                                       ------------   -----------   ------------
Comprehensive loss...................................  $(12,811,045)  $(5,792,208)  $(10,537,068)
                                                       ============   ===========   ============

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000
                                      ---------------------------------------------------------------------------------
                                                                                           ACCUMULATED
                                          COMMON STOCK       ADDITIONAL      RETAINED         OTHER           TOTAL
                                      --------------------     PAID-IN       EARNINGS     COMPREHENSIVE   STOCKHOLDERS'
                                       SHARES      AMOUNT      CAPITAL      (DEFICIT)        INCOME          EQUITY
                                      ---------   --------   -----------   ------------   -------------   -------------
Balance at September 30, 1997.......  6,740,626   $67,406    $44,244,558   $ (6,095,302)   $ 5,206,396     $43,423,058
                                      =========   =======    ===========   ============    ===========     ===========
Shares issued in connection with the
  exercise of stock options.........     39,846       399        163,456             --             --         163,855
Shares surrendered in connection
  with the exercise of stock
  options...........................     (2,190)      (22)       (28,722)            --             --         (28,744)
Shares issued in connection with
  employee stock purchase plan......      5,876        59         54,587             --             --          54,646
Common shares repurchased...........    (16,800)     (168)      (156,181)            --             --        (156,349)
Other comprehensive income (loss)...         --        --             --             --     (4,227,727)     (4,227,727)
Net loss............................         --        --             --     (6,309,341)            --      (6,309,341)
                                      ---------   -------    -----------   ------------    -----------     -----------
Balance at September 30, 1998.......  6,767,358   $67,674    $44,277,698   $(12,404,643)   $   978,669     $32,919,398
                                      =========   =======    ===========   ============    ===========     ===========

Shares issued in connection with the
  exercise of stock options.........      1,329        13         10,397             --             --          10,410
Shares surrendered in connection
  with the exercise of stock
  options...........................     (1,027)      (10)       (10,388)            --             --         (10,398)
Shares issued in connection with
  employee stock purchase plan......      2,267        23          7,435             --             --           7,458
Common shares repurchased...........    (17,900)     (179)       (79,772)            --             --         (79,951)
Other comprehensive income (loss)...         --        --             --             --     (1,349,790)     (1,349,790)
Net loss............................         --        --             --     (4,442,418)            --      (4,442,418)
                                      ---------   -------    -----------   ------------    -----------     -----------
Balance at September 30, 1999.......  6,752,027   $67,521    $44,205,370   $(16,847,061)   $  (371,121)    $27,054,709
                                      =========   =======    ===========   ============    ===========     ===========

Shares issued in connection with the
  exercise of stock options.........      5,250        52         20,956             --             --          21,008
Shares surrendered in connection
  with the exercise of stock
  options...........................     (2,488)      (25)       (17,967)            --             --         (17,992)
Shares issued in connection with
  employee stock purchase plan......     19,143       191         58,761             --             --          58,952
Other comprehensive income (loss)...         --        --             --             --     (1,547,560)     (1,547,560)
Net loss............................         --        --             --    (11,263,485)            --     (11,263,485)
                                      ---------   -------    -----------   ------------    -----------     -----------
Balance at September 30, 2000.......  6,773,932   $67,739    $44,267,120   $(28,110,546)   $(1,918,681)    $14,305,632
                                      =========   =======    ===========   ============    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                         ---------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Cash flows from operating activities:
Cash received from customers...........................  $ 1,615,566   $ 2,834,912   $ 1,637,449
Cash paid to suppliers and employees...................   (6,624,397)  (11,369,713)  (12,686,577)
Dividends and interest received........................      827,782       670,440     1,139,685
Royalties received.....................................      593,541       699,269       925,817
Net proceeds from insurance settlement.................           --       371,561            --
Income taxes paid......................................           --            --        (2,500)
Income tax refund......................................           --        60,000         4,422
                                                         -----------   -----------   -----------
Net cash used in operating activities..................   (3,587,508)   (6,733,531)   (8,981,704)

Cash flows from investing activities:
Proceeds from sales of marketable securities...........    4,433,874    11,305,551     8,993,685
Proceeds from notes and bonds maturing.................           --     7,500,000     5,000,000
Purchase of marketable securities......................   (1,744,075)   (2,291,869)   (7,426,189)
Capital expenditures...................................      (36,333)     (280,891)     (584,360)
(Increase) decrease in other assets....................      (59,824)      (57,565)      (55,335)
Cash sold in sale of Kalisto...........................           --       (20,823)           --
                                                         -----------   -----------   -----------
Net cash provided by investing activities..............    2,593,642    16,154,403     5,927,801

Cash flows from financing activities:
Proceeds from issuances of common stock, net...........       61,968         7,470       189,757
Purchase of treasury stock.............................           --       (79,951)     (156,349)
                                                         -----------   -----------   -----------
Net cash (used in) provided by financing activities....       61,968       (72,481)       33,408
                                                         -----------   -----------   -----------
Net (decrease) increase in cash and cash equivalents...     (931,898)    9,348,391    (3,020,495)
Cash and cash equivalents at beginning of year.........   17,052,636     7,704,245    10,724,740
                                                         -----------   -----------   -----------
Cash and cash equivalents at end of year...............  $16,120,738   $17,052,636   $ 7,704,245
                                                         ===========   ===========   ===========

Supplemental data:
Non-cash operating activites:
Marketable securities received in license and marketing
  agreement............................................  $13,546,875   $        --   $        --

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                           RECONCILIATION OF NET LOSS

                    TO NET CASH USED IN OPERATING ACTIVITIES

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                        ----------------------------------------
                                                            2000          1999          1998
                                                        ------------   -----------   -----------
Net loss..............................................  $(11,263,485)  $(4,442,418)  $(6,309,341)
                                                        ------------   -----------   -----------

Adjustments to reconcile net loss to net cash used in
  operating activities:
Non-cash reduction in value of investment in
  subsidiary..........................................            --       155,967            --
Non-cash reduction in value of minority interest in
  subsidiary..........................................            --            --       194,178
Minority interest in subsidiary.......................            --            --      (194,178)
Non-cash license fee revenue..........................    (1,116,056)           --            --
Cumulative effect of accounting change................     7,457,717            --            --
Depreciation..........................................       554,434       817,299       999,622
Accretion of U. S. Treasury Notes discount............            --       (15,358)      (52,574)
(Increase) decrease in accounts receivable............         8,462       339,116      (448,203)
(Increase) decrease in inventories....................       (10,976)      368,150      (335,452)
(Increase) decrease in prepaid expenses...............         8,174        33,330        (4,117)
Increase (decrease) in accounts payable and accrued
  expenses............................................       698,724      (443,260)     (359,736)
Increase (decrease) in deferred revenues..............        13,048            --            --
Increase (decrease) in income taxes payable...........            --         9,600         1,923
Net realized (gains) losses on sales of marketable
  securities..........................................        62,450    (3,555,957)   (2,473,826)
                                                        ------------   -----------   -----------
Total adjustments.....................................     7,675,977    (2,291,113)   (2,672,363)
                                                        ------------   -----------   -----------
Net cash used in operating activities.................  $ (3,587,508)  $(6,733,531)  $(8,981,704)
                                                        ============   ===========   ===========

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

CONSOLIDATION POLICY

    The Company consolidated its majority-owned subsidiary until the date of divesture in July 1999. All intercompany transactions until that time have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand, money market funds and marketable securities having a maturity of less than three months at the date acquired. Substantially all of the cash and cash equivalents at September 30, 2000 and 1999 were held in a money market account.

MARKETABLE SECURITIES

    The Company's current portfolio consists of securities classified as available-for-sale which are recorded at fair market value. The fair values of marketable securities are based on quoted market prices. Net unrealized gains and losses on marketable securities are recorded as a separate component of stockholders' equity entitled accumulated other comprehensive income. Interest income is accrued as earned. Dividend income is accrued on the ex-dividend date, and net realized gains and losses are computed on the basis of average cost and are recognized when realized.

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

DEPRECIATION

    Depreciation is recorded by the straight line method based on rates sufficient to provide for retirement over estimated useful lives as follows: buildings--40 years; laboratory equipment and furniture and fixtures--5 years; and leasehold improvements--over the life of the lease.

REVENUE RECOGNITION

    Product revenue is recognized upon shipment to the customer and satisfaction of all obligations. Royalty revenue is recognized as the related product sales are recognized. The Company enters into product development agreements with collaborative partners. The terms of the agreements may include non-refundable license fees, payments based on the achievement of certain milestones and royalties on any product sales derived from collaborations. Non-refundable license fees, with respect to product development agreements and collaborations, are recognized over the term of the agreement as earned or, in cases where project costs are estimable, recognized on a percentage of completion basis as related costs are incurred. Milestone payments, which are not refundable, are recognized as revenue on a retrospective basis. Accordingly, upon achievement of the milestone, a portion of the milestone payment equal to the percentage of collaboration completed through that date would be recognized. The remainder would be recognized as services are performed over the remaining term of the collaboration.

INCOME TAXES

    The provision (benefit) for income taxes includes federal and state income taxes currently payable and deferred income taxes arising from the recognition of certain income and expenses in different periods for financial and tax reporting purposes.

INCOME (LOSS) PER SHARE

    The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. Aggregate options of 479,506 (weighted average exercise price of $8.97), 473,833 options (weighted average exercise price of $9.47) and 408,649 options (weighted average exercise price of $11.30) for 2000, 1999 and 1998, respectively, have not been included in the calculation of weighted average shares since their effect would be anti-dilutive, given the net loss in these years.

                                                            FOR THE YEARS ENDED SEPTEMBER 30
                                                        ----------------------------------------
                                                            2000          1999          1998
                                                        ------------   -----------   -----------
Numerator:
Net income (loss).....................................  $(11,263,485)  $(4,442,418)  $(6,309,341)
                                                        ============   ===========   ===========

Denominator:
Weighted average number of common shares issued and
  outstanding.........................................     6,758,825     6,766,934     6,752,863
Assumed exercise of options reduced by the number of
  shares which could have been purchased with the
  proceeds of those options...........................            --            --            --
                                                        ------------   -----------   -----------
Weighted average common and common equivalent
  shares..............................................     6,758,825     6,766,934     6,752,863
Basic and diluted net income (loss) per share.........  $      (1.67)  $     (0.66)  $     (0.93)

RECLASSIFICATIONS

    Certain amounts from the prior year have been reclassified to conform to the current year's presentation.

B. CUMULATIVE EFFECT OF ACCOUNTING CHANGE:

    In fiscal 2000, the Company adopted SEC Staff Accounting Bulleting No. 101 ("SAB 101"). The effect of applying this change in accounting principle is a cumulative charge of $7,457,717, or $1.11 per share. This cumulative change in accounting principle reflects the reversal of license fees and milestone payments that had been recognized in prior years. Previously, the Company had recognized license fee revenue when the fees were non-refundable, a technology transfer occurred, no explicit commitment or obligation for scientific achievement existed, and the other portions of the agreement, principally supply and royalty, were priced at fair value. Under the new accounting method applied retroactively to October 1, 1999, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreement. For the year ended September 30, 2000, the Company recognized $727,582 in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

C. MARKETABLE SECURITIES:

    The cost and fair value of the marketable securities portfolio at September 30 are as follows:

                                                 2000          2000          1999         1999
                                                 COST       FAIR VALUE       COST      FAIR VALUE
                                              -----------   -----------   ----------   ----------
Common stock................................  $15,970,531   $14,051,850   $5,175,906   $4,804,785
                                              -----------   -----------   ----------   ----------
                                              $15,970,531   $14,051,850   $5,175,906   $4,804,785
                                              ===========   ===========   ==========   ==========

    At September 30, 2000, gross unrealized holding losses were $1,918,681. At September 30, 1999, gross unrealized holding losses were $371,121. For the fiscal years ended September 30, 2000 and 1999, the net unrealized holding losses have been recorded as a separate component of stockholders' equity, entitled accumulated other comprehensive income.

    During the year ended September 30, 2000, gross realized gains and gross realized losses on the sale of marketable securities were $101,325 and $163,775, respectively, resulting in a net realized loss of $62,450. During the year ended September 30, 1999, gross realized gains and gross realized losses on the sale of marketable securities were $4,796,165 and $1,240,208, respectively, resulting in a net realized gain of $3,555,957. During the year ended September 30, 1998, gross realized gains on the sale of marketable securities were $2,473,826. Proceeds from U.S. treasury notes maturing were $7,500,000, and $5,000,000 in 1999 and 1998 respectively.

    Interest, dividends and net gains (losses) on sales of securities consist of the following:

                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                             ----------------------------------
                                                               2000        1999         1998
                                                             --------   ----------   ----------
Interest income............................................  $729,805   $  534,733   $  978,546
Dividend income............................................    97,975      111,878      171,464
Net gains (losses) on sales of securities..................   (62,450)   3,555,957    2,473,826
                                                             --------   ----------   ----------
Totals.....................................................  $765,330   $4,202,568   $3,623,836
                                                             ========   ==========   ==========

    In August 2000, in exchange for license and marketing rights, the Company received 1,500,000 shares of common stock of Cytogen Corporation of which 1,200,000 shares were restricted from resale. The restrictions lapse in 300,000 share increments on September 25, October 25, November 25 and December 25, 2000. As of September 30, 2000, the Company retained approximately 1,200,000 of these shares, of which 900,000 shares were restricted from resale until the specified dates. The cost basis of these marketable securities is the quoted market price on the date of receipt. As of September 30, 2000, the fair market value of the Cytogen shares held, including the restricted shares, was $7,572,000.

D. INVENTORIES:

    The Company's inventories consisted entirely of raw materials of $91,456 on September 30, 2000 and $80,480 on September 30, 1999.

E. COMMITMENTS:

    The Company leases laboratory, office and warehouse space under various agreements. Rental expense for the years ended September 30, 2000, 1999 and 1998 amounted to $326,347, $411,245 and $572,729, respectively. Future minimum lease payments for fiscal 2001, 2002, 2003 and 2004 amount to $336,472, $301,823,
$164,010 and $37,964, respectively.

F. ACCRUED EXPENSES:

    Accrued expenses consist of the following at September 30:

                                                                2000       1999
                                                              --------   --------
Salaries and other compensation.............................  $223,367   $208,149
License and royalty fees....................................    33,952     20,000
Clinical trials.............................................    85,000    116,649
Professional fees...........................................   188,000    164,000
Other.......................................................   256,513     72,736
                                                              --------   --------
Totals......................................................  $786,832   $581,534
                                                              ========   ========

G. INCOME TAXES:

    Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

    There was no income tax provision or benefit for the years ended September 30, 2000, 1999 and 1998.

    The provisions for income taxes were at different rates than the U.S. statutory rates for the following reasons:

                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                         -----------------------------------------
                                                           2000            1999            1998
                                                         ---------       ---------       ---------
Statutory U.S. federal income tax rate.................     34.0%           34.0%           34.0%
State taxes, net of federal benefit....................      6.3%            6.3%            6.3%
Permanent items........................................      0.2%           (0.3)%           0.0%
Other..................................................     (1.7)%          (1.0)%           0.9%
Valuation allowance....................................    (38.8)%         (39.0)%         (41.2)%
                                                           -----           -----           -----
                                                            (0.0)%          (0.0)%          (0.0)%
                                                           -----           -----           -----

    The components of the deferred tax assets and liabilities at September 30, were as follows:

                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Assets
  Net operating loss carryforwards.....................  $ 4,649,480   $ 9,397,988   $ 7,645,130
  Research and experimentation tax credit
    carryforward.......................................    3,041,904     3,004,518     2,511,022
  Deductible intangibles...............................       90,116       102,016       111,370
  Deferred revenue.....................................    8,014,368            --            --
  Other................................................      403,165       316,120       248,310

Liabilities
  Property, plant and equipment depreciation...........     (135,586)     (200,415)     (246,347)
  Other................................................      (85,842)      (70,142)      (77,245)
                                                         -----------   -----------   -----------
                                                          15,977,605    12,550,085    10,192,240
Valuation allowance....................................  (15,977,605)  (12,550,085)  (10,192,240)
                                                         -----------   -----------   -----------

Net deferred taxes.....................................  $        --   $        --   $        --
                                                         ===========   ===========   ===========

    Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. Realization of favorable tax attributes is, therefore, reflected as a tax benefit in the provision for income taxes.

    At September 30, 2000, the Company had unused net operating loss (NOL) carryforwards for federal income tax purposes of approximately $11,839,280 which expire in fiscal 2008. The Company also has unused state net operating loss carryforwards of approximately $9,959,146 which begin to expire in fiscal 2001. The Company also has federal research and experimentation credits of approximately $2,689,798 which expire in fiscal 2004.

H. STOCK PLANS:

    The Company's 1993 Stock Plan (the "1993 Stock Plan") provides for the grant of options to the Company's directors, officers, employees and consultants to purchase up to an aggregate of 700,000 shares of common stock at a price equal to the fair market value of the stock at the date of the grant. The maximum term of the options under the 1993 Stock Plan is ten years. The number of shares available for future grants at September 30, 2000 was 249,425. On November 8, 2000, the Company adopted, subject to the approval of its stockholders, the 2000 Stock Plan which would, if approved, provide for the grant of options to the Company's directors, officers, employees and consultants to purchase up to an aggregate of 1,000,000 shares of common stock.

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

    On November 10, 1992, the Company's Board of Directors adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan") which the shareholders approved. This plan provides for the grant to each non-employee director on November 10, 1992, and each sixth anniversary thereafter an option to purchase 5,000 shares of common stock up to an aggregate of 100,000 shares at a price equal to the fair market value of the stock at the date of the grant, vesting over a five year period. Under this plan, options to purchase 30,000 shares of common stock at a price of $14.50 per share and 25,000 shares of common stock at a price of $9.625 per share were granted on November 10, 1992 and November 10, 1998, respectively. The 1993 Plan also provided for the grant of options for 5,000 shares to new members of the Board of Directors. A total of 10,000 stock options were granted to new directors during fiscal year 1997 under the 1993 Plan. No grants may be made under this plan after November 10, 2002.

    The Company uses the disclosure provision of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has applied APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Plans.

    Stock option activity for the years ended September 30, 2000, 1999 and 1998 is as follows:

                                                       2000                  1999                  1998
                                                -------------------   -------------------   -------------------
                                                           WEIGHTED              WEIGHTED              WEIGHTED
                                                           AVERAGE               AVERAGE               AVERAGE
                                                           AVERAGE               EXERCISE              EXERCISE
                                                 SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                --------   --------   --------   --------   --------   --------
Outstanding at beginning of year..............  473,833     $9.47     408,649     $11.30    460,195     $10.73
Granted.......................................   47,500     $3.50     144,000     $ 5.04     13,500     $11.88
Exercised.....................................   (5,250)    $4.00      (1,329)    $ 7.83    (39,846)    $ 4.11
Canceled......................................  (36,577)    $9.12     (77,487)    $10.28    (25,200)    $12.58
                                                -------     -----     -------     ------    -------     ------
Outstanding at end of year....................  479,506     $8.97     473,833     $ 9.57    408,649     $11.30
                                                =======     =====     =======     ======    =======     ======
Options exercisable at year-end...............  288,411     $9.65     169,620     $11.33    135,392     $11.04
                                                =======     =====     =======     ======    =======     ======
Weighted average fair value of options granted
  during the year.............................  $  1.90               $  2.38               $  6.16
                                                -------               -------               -------

    The fair value of each option granted during 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of 5.0 years in 2000 and 1999, and 7.1 years in 1998 (2) expected volatility of 55.2% in 2000, 47.6% in 1999, and 37.5% in 1998 (3) risk-free interest rate of 6.12% in 2000,
5.38% and 4.74% in 1999, and 6.34% in 1998 and (4) no dividend yield.

    The following table summarizes information about stock options outstanding and exercisable at September 30, 2000:

                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          ---------------------------------------  ----------------------------
                                                         WEIGHTED                  WEIGHTED
                                       WEIGHTED AVERAGE  AVERAGE                    AVERAGE
                            NUMBER        REMAINING      EXERCISE    NUMBER        EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING  CONTRACTUAL LIFE   PRICE    EXERCISABLE       PRICE
------------------------  -----------  ----------------  --------  -----------  ---------------
  $         3.50-$5.25      152,000          8.0          $ 3.90      66,125        $ 3.73
  $         5.26-$7.88        1,356          0.1          $ 6.50       1,356        $ 6.50
  $        7.89-$11.81      262,047          6.7          $11.15     169,534        $11.25
  $       11.82-$12.24       64,103          3.1          $12.09      51,396        $12.09
                            -------          ---          ------     -------        ------
  $        3.50-$12.24      479,506          6.6          $ 8.97     288,411        $ 9.65
                            =======          ===          ======     =======        ======

EMPLOYEE STOCK PURCHASE PLAN:

    The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") provides for the issuance of up to 150,000 shares of common stock to employees of the Company. Under the terms of the Purchase Plan, eligible employees may purchase shares in five annual offerings ending in 2002, through payroll deductions of up to a maximum of 10% of the employee's earnings, at a price equal to the lower of 85% of the fair market value of the stock on the applicable annual offering commencement date of June 1 or termination date of May 31. The first offering under the Purchase Plan ended on May 31, 1998 and 5,876 shares of common stock were purchased by eligible employees at a price of approximately $9.30 per share. The second offering under the Purchase Plan ended on May 31, 1999 and 2,267 shares of common stock were purchased by eligible employees at a price of approximately $3.29 per share. The third offering under the Purchase Plan ended on May 31, 2000 and 19,143 shares of common stock were purchased by eligible employees at a price of approximately $3.08 per share. As of September 30, 2000, 27,286 shares have been issued under this plan.

    Had the Company adopted SFAS 123, the weighted average fair value for each purchase right granted during fiscal 2000, 1999 and 1998 would have been $1.56, $1.57, and $3.45, respectively.

PRO FORMA DISCLOSURES

    Had compensation cost for the Company's 2000, 1999 and 1998 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below:

                                                            2000           1999          1998
                                                        ------------   ------------   -----------
Net income (loss).......................  As reported   $(11,263,485)  $ (4,442,418)  $(6,309,341)
                                          Pro forma     $(11,840,095)  $ (4,902,679)  $(6,933,323)
Net income (loss) per share.............  As reported   $      (1.67)  $      (0.66)  $     (0.93)
                                          Pro forma     $      (1.75)  $      (0.72)  $     (1.03)

    The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

I. EMPLOYEE'S SAVING PLAN:

    The Company provides a 401(k) Plan to employees of the Company by which they may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Each employee may elect to defer a percentage of his or her salary on a pre-tax basis up to a specified maximum percentage. The Company matches every dollar each employee contributes to the 401(k) Plan up to six percent of each employee's salary to a maximum of $2,000 annually per employee. Salary deferred by employees and contributions by the Company to the 401(k) Plan are not taxable to employees until withdrawn from the 401(k) Plan and contributions are deductible by the Company when made. The amount of the Company's matching contribution for the 401(k) Plan was $64,524, $95,753, and $99,710 for 2000, 1999, and 1998, respectively.

J. COMMON STOCK TRANSACTIONS:

    In November 1997, the Board of Directors extended the authorization granted in May 1996 to purchase 250,000 shares of the Company's common stock in the aggregate on the open market. Through September 30, 2000, the Company purchased 122,200 shares for $1,574,244 and the shares have been retired. In
November 2000, the Board of Directors authorized the purchase of up to 1,000,000 shares, including the number previously authorized, of the Company's common stock on the open market at prevailing market prices.

K. PREFERRED STOCK:

    The preferred stock may be issued from time to time in one or more series. The rights, preferences, restrictions, qualifications and limitations of such stock shall be determined by the Board of Directors.

L. BUSINESS CUSTOMERS:

    The Company's operations are located solely within the United States. The Company is focused principally on developing and manufacturing contrast agents. Since July 1999, the Company's revenues are attributable to one principal business segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Two customers accounted for 58.6% and 24.6% respectively, of the Company's product sales in fiscal 2000, 70.1% and 25.3% respectively, of the Company's product sales in fiscal 1999, and 56% and 19% respectively, of the Company's product sales in fiscal 1998.

    In fiscal 2000, 1999 and 1998, revenues from customers and licensees outside of the United States, principally in Europe and Japan, amounted to 35%, 19% and 26%, respectively, of the Company's total revenues.

M. BUSINESS SEGMENTS:

    During fiscal 1999, the Company adopted FASB Statement No. 131
("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". Prior to the deconsolidation of Kalisto, the Company had two business segments under the "management approach" as defined in SFAS 131, the original business and the majority-owned subsidiary.

    Information concerning the operations in these reportable segments is as follows:

                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------   ------------   ------------
REVENUES:

Advanced Magnetics, Inc.............................  $  4,073,919   $  6,511,654   $  6,177,048
Kalisto Biologicals Inc.............................            --        918,402        227,098
                                                      ------------   ------------   ------------
  Total.............................................  $  4,073,919   $  7,430,056   $  6,404,146

DEPRECIATION EXPENSE:

Advanced Magnetics, Inc.............................  $    554,434   $    764,861   $    968,683
Kalisto Biologicals Inc.............................            --         52,438         30,939
                                                      ------------   ------------   ------------
  Total.............................................  $    554,434   $    817,299   $    999,622

NET INCOME (LOSS):

Advanced Magnetics, Inc.............................  $(11,263,485)  $ (3,476,742)  $ (5,120,713)
Kalisto Biologicals Inc.............................            --       (965,676)    (1,382,806)
Eliminations and adjustments........................            --             --        194,178
                                                      ------------   ------------   ------------
  Total.............................................  $(11,263,485)  $ (4,442,418)  $ (6,309,341)

SEGMENT ASSETS:

Advanced Magnetics, Inc.............................  $ 35,667,591   $ 27,816,359   $ 35,230,857
Kalisto Biologicals Inc.............................            --             --        688,512
Eliminations and adjustments........................            --             --     (1,804,661)
                                                      ------------   ------------   ------------
  Total.............................................  $ 35,667,591   $ 27,816,359   $ 34,114,708

N. LEGAL PROCEEDINGS:

    The Company and certain of its officers were sued in an action entitled DAVID D. STARK, M.D. V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN AND LEE JOSEPHSON, Civil Action No. 92-12157-WGY, in the United States District Court for the District of Massachusetts on September 3, 1992. The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on certain of the Company's patents and on pending applications, and seeks injunctive relief and unspecified damages. In addition, the complaint also alleges state law claims for breach of contract, breach of good faith and fair dealing, breach of implied contract, misappropriation of trade secrets, conversion, negligent misrepresentation, misrepresentation, unjust enrichment and unfair trade practices. The District Court has stayed this federal action pending resolution of an appeal in the State Court of summary judgment in the Company's favor as well as resolution of a jurisdictional issue. As noted below, the Massachusetts Appeals Court has decided the appeal, but the federal action remains stayed as of this date. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. The Company may not be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on it's future business, financial condition and results of operations.

    The Company and certain of its officers were sued in DAVID D. STARK, M.D. V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN AND LEE JOSEPHSON, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment and unfair trade practices that were originally dismissed by, but later remanded to, the Federal Court in the above-mentioned action, as well as a new count alleging tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. The plaintiff's contract claims have been dismissed with prejudice and final judgment was entered against the plaintiff. The plaintiff filed an appeal in DAVID D. STARK, M.D. V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN AND LEE JOSEPHSON, Appeal No. 98-P-1749, in the Massachusetts Appeals Court, on January 25, 1999. On October 13, 2000, the Massachusetts Appeals Court reversed the grant of partial summary judgment in the Company's favor and ordered that the unfair trade practice and tort claims be reinstated. The Superior Court has redocketed the claims as directed by the Appeals Court, and it is anticipated that the litigation in state court will now move forward. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. The Company may not be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on its future business, financial condition and results of operations.

    The Company filed suit on October 7, 1997 against Sanofi
Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, the "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled ADVANCED MAGNETICS, INC. V. SANOFI PHARMACEUTICALS, INC. AND SANOFI SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On
November 23, 1998, the Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. On June 15, 1999, the court granted partial summary judgment in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.'s counterclaims for breach of contract, unjust enrichment, conversion, account annexed and violation of Mass. Gen. Laws ch. 93A. On October 29, 1999, the Company served a second motion for partial summary judgment which, among other things, requests judgment in its favor on Sanofi Pharmaceuticals, Inc.'s remaining counterclaims against the Company and for judgment in its favor on the Company's breach of contract claim against Defendants. Also on October 29, 1999, Defendants served a motion for partial summary judgment which, among other things, requests judgment in its favor on the Company's remaining claims. On October 4, 2000, the Court granted the Company's motion and entered judgment on all remaining claims brought by Sanofi Pharmaceuticals, Inc. In addition, the Court granted in part and denied in part Defendants' motion for summary judgment. Only the Company's breach of contract claim against Sanofi SA remains in the case. On November 21, 2000, Sanofi SA and Sanofi Pharmaceuticals, Inc. served a Motion for Entry of Separate and Final Judgment, seeking to have the Court certify final judgment on all issues decided on summary judgment except for the Company's breach of contract claim against Sanofi SA. Sanofi SA and Sanofi Pharmaceuticals seek final judgment certification in order to obtain an immediate appeal on the summary judgment decisions. On December 1, 2000, the Company served a memorandum in opposition to the motion for final and separate judgment. On December 5, 2000, the Court set a trial date for March 19, 2001 on the Company's remaining claim. While the final outcome of this litigation cannot be determined, the Company intends to pursue its remaining claim. In the event that the judgments in the Company's favor are reversed on appeal, the Company intends to defend those claims vigorously. However, in such an event, the Company may not be able to successfully defend those claims and the failure of the Company to prevail for any reason could impair the Company's financial resources and disrupt the Company's future operating plans.

O. AGREEMENTS:

    To facilitate the marketing and distribution of its contrast agents, the Company has entered into strategic relationships with certain established pharmaceutical companies. These companies, both in the United States and abroad, include: (i) Guerbet S.A. ("Guerbet"), a leading European producer of contrast agents, in Western Europe and Brazil; (ii) Eiken Chemical Co., Ltd. ("Eiken"), one of Japan's leading medical diagnostics manufacturers, in Japan;
(iii) Berlex Laboratories, Inc. ("Berlex"), the leading marketer of MRI contrast agents, in the United States; (iv) Cytogen Corporation ("Cytogen"), a U.S. marketer of oncology products, in the United States and (v) Mallinckrodt Inc. ("Mallinckrodt"), a unit of Tyco Inc. and a leading manufacturer of contrast agents, in the United States, Canada and Mexico.

    In August 2000, the Company entered into a license and marketing agreement and a supply agreement with Cytogen Corporation ("Cytogen"). The Company granted Cytogen the exclusive right to market and sell COMBIDEX and CODE 7228 for oncology applications in the United States and agreed to grant to Cytogen the exclusive right to market and sell FERIDEX I.V. in the United States if the Company's existing marketing agreement for FERIDEX I.V. terminates for any reason. Upon signing of the agreements, the Company received 1,500,000 shares of Cytogen common stock as a non-refundable license fee. An additional 500,000 shares of Cytogen common stock were placed in escrow and will be released to the Company upon satisfaction of certain milestones under the agreements. Cytogen has agreed to pay the Company for manufacturing and supplying the products and royalties on sales. These agreements have an initial ten-year term with automatic five year extensions, but can be terminated earlier upon the occurrence of certain specified events.

    On February 1, 1995, the Company entered into an agreement with Berlex granting Berlex a product license and exclusive marketing rights to Feridex I.V. in the United States and Canada. Under the terms of the agreement, Berlex paid a $5,000,000 non-refundable license fee in fiscal 1995. An additional $5,000,000 license fee was received in October 1996 as a result of the FDA's marketing approval and Berlex's market launch of Feridex I.V. in the United States. In addition, the company receives payments for manufacturing the product and royalties on sales. Under the terms of the agreement, Berlex pays for 60% of ongoing development expenses related to FERIDEX I.V. These agreements expire in 2010 with earlier termination upon certain events.

    Under an agreement with Squibb Diagnostics, a division of Bristol-Myers Squibb Co., the Company is obligated to pay up to a maximum of $2,750,000 in royalties in connection with product sales of COMBIDEX.

    In 1990, the Company entered into a manufacturing and distribution agreement with Mallinckrodt granting Mallinckrodt a product license and co-marketing rights to GastroMARK-Registered Trademark- in the United States, Canada and Mexico. Under the terms of the agreement, Mallinckrodt paid a $500,000 non-refundable license fee in fiscal 1997 as a result of the FDA's marketing approval of Feridex I.V. in the United States. In addition, the company receives payments for manufacturing the product and royalties on sales.

    The Company is the licensee of certain technologies under agreements with third parties which require the Company to make payments in accordance with these license agreements and upon the attainment of particular milestones. The Company is also required to pay royalties on a percentage of certain product sales, if any. There were no milestone payments in fiscal years 1998, 1999 or 2000. Future milestone payments are not to exceed $400,000.

P. RELATED PARTY TRANSACTIONS:

    During the fiscal years ended September 30, 2000, 1999, and 1998, the Company paid approximately $16,600, $33,329, and $58,410, respectively, to Fahnestock & Co. Inc. as commissions on transactions involving its investments in securities. Mr. Leslie Goldstein, a shareholder and the brother of Jerome Goldstein, Chairman of the Board and CEO of the Company, is employed by SRG Associates, a division of Fahnestock & Co. Inc., as an investment analyst and advisor.

Q. CONSOLIDATED QUARTERLY FINANCIAL DATA--UNAUDITED:

    The following table provides quarterly data for the fiscal years ended September 30, 2000 and 1999.

                                           FISCAL 2000 QUARTERS ENDED (AS PREVIOUSLY FILED IN FORM 10-Q)
                                          ---------------------------------------------------------------
                                                JUNE 30              MARCH 31            DEC. 31, 1999
                                          -------------------   -------------------   -------------------
License fees............................      $        --           $        --           $        --
Royalties...............................          200,000               260,000               163,246
Product sales...........................          616,911               161,530                    --
Research and development services.......               --               105,393                10,995
Interest, dividends and net gains and
  losses on sales of securities.........          197,122               168,588               235,845
                                              -----------           -----------           -----------
  Total revenues........................        1,014,033               695,511               410,086

Cost of product sales...................           43,195                62,954                    --
Cost of contract research...............               --                    --                 3,195
Operating expenses......................        1,553,488             1,664,705             1,838,531
                                              -----------           -----------           -----------
Net income (loss).......................      $  (582,650)          $(1,032,148)          $(1,431,640)
                                              ===========           ===========           ===========
  Net income (loss) per share...........      $     (0.09)          $     (0.15)          $     (0.21)

                                                     FISCAL 2000 QUARTERS ENDED (AS AMENDED*)
                                             --------------------------------------------------------
                                             SEPTEMBER 30     JUNE 30      MARCH 31     DEC. 31, 1999
                                             ------------   -----------   -----------   -------------
License fees...............................  $   572,367    $   183,894   $   183,894    $   183,894
Royalties..................................      201,754        200,000       260,000        163,246
Product sales..............................      475,096        616,911       161,530             --
Research and development services..........           --             --        95,008         10,995
Interest, dividends and net gains and
  losses on sales of securities............      163,775        197,122       168,588        235,845
                                             -----------    -----------   -----------    -----------
  Total revenues...........................    1,412,992      1,197,927       869,020        593,980

Cost of product sales......................      133,079         43,195        62,954             --
Cost of contract research..................           --             --            --          3,195
Operating expenses.........................    2,580,540      1,553,488     1,664,705      1,838,531
Cumulative effect of accounting change
  (loss)...................................           --             --            --     (7,457,717)
                                             -----------    -----------   -----------    -----------
Net income (loss)..........................  $(1,300,627)   $  (398,756)  $  (858,639)   $(8,705,463)
                                             ===========    ===========   ===========    ===========
Net income (loss) per share................  $     (0.19)   $     (0.06)  $     (0.13)   $     (1.29)

------------------------

* to reflect cumulative effect of accounting change (see Note B)

                                                            FISCAL 1999 QUARTERS ENDED
                                             --------------------------------------------------------
                                             SEPTEMBER 30     JUNE 30      MARCH 31     DEC. 31, 1998
                                             ------------   -----------   -----------   -------------
License fees...............................   $       --    $        --   $        --    $        --
Royalties..................................      220,000        100,000       200,000        160,000
Product sales..............................      383,866        264,113     1,001,239        316,841
Research and development services..........      106,241         85,430       144,856        244,902
Interest, dividends and net gains and
  losses on sales of securities............    2,671,172        400,982       937,638        192,776
                                              ----------    -----------   -----------    -----------
  Total revenues...........................    3,381,279        850,525     2,283,733        914,519

Cost of product sales......................       90,954         95,604       155,903        112,181
Cost of contract research..................       17,138          4,103        15,815             --
Operating expenses.........................    1,817,524      3,088,904     3,327,433      3,412,508
Other (income) expenses....................      155,968             --      (421,561)            --
                                              ----------    -----------   -----------    -----------
Net income (loss)..........................   $1,299,695    $(2,338,086)  $  (793,857)   $(2,610,170)
                                              ==========    ===========   ===========    ===========
Net income (loss) per share................   $     0.19    $     (0.35)  $     (0.12)   $     (0.39)

R. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

    In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard will increase or decrease the recorded value of options the Company may, in the future, acquire, and result in gains or losses being included in net income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

    The information required by this item, other than with respect to the executive officers of the registrant, is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 6, 2001, filed with the Commission on or about December 21, 2000, under the caption "Election of Directors."

    The information required by this item, with respect to executive officers of the registrant, can be found in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION:

    The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 6, 2001, filed with the Commission on or about December 21, 2000, under the captions "Compensation of Directors" and "Compensation and Other Information Concerning Directors and Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

    The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 6, 2001 filed with the Commission on or about December 21, 2000, in the table under the caption "Principal Stockholders".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

    Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

    (a) The following documents are filed as part of this Annual Report on Form 10-K:

       1.  FINANCIAL STATEMENTS. The financial statements included in Item 8 of
           Part II of this Annual Report on Form 10-K.

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

    (b) Reports on Form 8-K:

       The Company filed the following reports on Form 8-K during the fiscal quarter ended September 30, 2000:

       1.  Report on Form 8-K filed July 10, 2000 (Item 5: Other Event).

       2.  Report on Form 8-K filed August 24, 2000 (Item 5: Other Event).

       No financial statements were filed with these reports.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ADVANCED MAGNETICS, INC.

                                                       By:             /s/ JEROME GOLDSTEIN
                                                            -----------------------------------------
                                                                         Jerome Goldstein
                                                               CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                              CHIEF EXECUTIVE OFFICER AND TREASURER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      NAME                                     TITLE                      DATE
                      ----                                     -----                      ----
                                                  Chairman of the Board of
              /s/ JEROME GOLDSTEIN                  Directors, Chief Executive
     --------------------------------------         Officer and Treasurer           December 18, 2000
                Jerome Goldstein                    (principal executive and
                                                    financial officer)

               /s/ JAMES MATHESON
     --------------------------------------       Vice President-Finance            December 18, 2000
                 James Matheson                     (principal accounting officer)

              /s/ LEONARD M. BAUM
     --------------------------------------       Director                          December 18, 2000
                Leonard M. Baum

           /s/ JOSEPH B. LASSITER III
     --------------------------------------       Director                          December 18, 2000
         Joseph B. Lassiter III, Ph.D.

             /s/ MICHAEL D. LOBERG
     --------------------------------------       Director                          December 18, 2000
            Michael D. Loberg, Ph.D.

             /s/ EDWARD B. ROBERTS
     --------------------------------------       Director                          December 18, 2000
            Edward B. Roberts, Ph.D.

            /s/ GEORGE M. WHITESIDES
     --------------------------------------       Director                          December 18, 2000
          George M. Whitesides, Ph.D.

                                 EXHIBIT INDEX

                                                                                          SEQUENTIALLY
       EXHIBIT                                                                              NUMBERED
       NUMBER                                       DESCRIPTION                               PAGE
---------------------       ------------------------------------------------------------  ------------
 3.1                        Certificate of Incorporation of the Company, as amended.
 3.2                        By-Laws of the Company, as amended.
 10.1        (1)            1983 Stock Option Plan of the Company, as amended on
                            November 13, 1990.
 10.2        (1)            1992 Non-Employee Director Stock Option Plan.
 10.3        (2)            1993 Stock Plan, as amended on February 2, 1999.
 10.4        (2)            1993 Non-Employee Director Stock Option Plan.
 10.5        (3)            1997 Employee Stock Purchase Plan
 10.6        (4)            Clinical Testing, Supply and Marketing Agreement between the
                            Company and Guerbet S.A. dated May 22, 1987 (confidential
                            treatment previously granted).
 10.7        (5)            Clinical Testing, Supply and Marketing Agreement between the
                            Company and Eiken Chemical Co., Ltd. dated August 30, 1988
                            (confidential treatment previously granted).
 10.8        (6)            Contrast Agent Agreement between the Company and Guerbet
                            S.A. dated September 29, 1989 (confidential treatment
                            previously granted).
 10.9        (7)            Contrast Agent Agreement between the Company and Eiken
                            Chemical Co., Ltd. dated March 27, 1990 (confidential
                            treatment previously granted).
 10.10       (7)            Amendment to Clinical Testing, Supply and Marketing
                            Agreement between the Company and Eiken Chemical Co., Ltd.
                            dated September 29, 1990 (confidential treatment previously granted).
 10.11       (7)            License, Supply and Marketing Agreement between the Company and Mallinckrodt Medical, Inc. dated June 28, 1990
                            (confidential treatment previously granted).
 10.12       (1)            Technology License Agreement between the Company and Squibb
                            Diagnostics, dated February 5, 1991 (confidential treatment previously granted).
 10.13       (1)            Agreement of Amendment to Clinical Testing, Supply and
                            Marketing Agreement between the Company and Guerbet, S.A., dated August 13, 1990.
 10.14       (8)            Termination Agreement dated August 30, 1994 between the
                            Company and Bristol-Myers Squibb Co.
 10.15       (9)            License and Marketing Agreement between the Company and
                            Berlex Laboratories, Inc. dated as of February 1, 1995.
 10.16       (9)            Supply Agreement between the Company and Berlex
                            Laboratories, Inc. dated as of February 1, 1995.
 10.17       (10)           Lease and Lease Agreement between the Company and Carnegie
                            Center Associates dated September 6, 1994.
 10.18       (11)           Promissory Note dated February 10, 1998 issued to the
                            Company by Leonard Baum.
 10.19       +              License and Marketing Agreement dated August 25, 2000
                            between the Company and Cytogen Corporation.
 10.20       +              Supply Agreement dated August 25, 2000 between the Company and Cytogen Corporation.
 23.1                       Consent of PricewaterhouseCoopers LLP, independent
                            accountants.
 27                         Financial Data Schedule

+ Confidential treatment requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

(1) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

(2) Incorporated herein by reference to the exhibits to the Company's definitive proxy statement for the fiscal year ended September 30, 1992.

(3) Incorporated herein by reference to the exhibits to the Company's definitive proxy statement for the fiscal year ended September 30, 1996.

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

(9) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, as amended, for the fiscal quarter ended December 31, 1994.

(10) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, for the fiscal year ended September 30, 1997.

(11) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 1998.