Form 10-Q
period 2000-12-31
ADVANCED MAGNETICS INC
filed 2001-02-13
CIK 792977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

         For the quarterly period ended       December 31, 2000
                                              ----------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

         For the transition period from                       to
                                        ----------------------    --------------



                            Commission File #0-14732

                            ADVANCED MAGNETICS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                       04-2742593
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


At February 7, 2001, 6,737,232 shares of registrant's common stock (par value, $.01) were outstanding.

                            ADVANCED MAGNETICS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2000


                          PART I. FINANCIAL INFORMATION



                         Item 1 -- Financial Statements

                            ADVANCED MAGNETICS, INC.
                                 BALANCE SHEETS
                    DECEMBER 31, 2000 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)

                             ASSETS                       DECEMBER 31,      SEPTEMBER 30,
                             ------                       ------------      -------------
                                                              2000              2000
                                                          ------------      ------------

Current assets:
Cash and cash equivalents ...........................     $  6,151,455      $ 16,120,738
Marketable securities (Note C) ......................       18,687,638        14,051,850
Accounts receivable .................................          776,987           639,740
Inventories .........................................           86,011            91,456
Prepaid expenses ....................................          283,216           187,481
                                                          ------------      ------------
  Total current assets ..............................       25,985,307        31,091,265

Property, plant and equipment:
Land ................................................          360,000           360,000
Building ............................................        4,618,296         4,618,296
Laboratory equipment ................................        8,014,576         8,013,973
Furniture and fixtures ..............................          783,687           782,525
                                                          ------------      ------------
                                                            13,776,559        13,774,794
Less-accumulated depreciation and amortization ......       (9,720,697)       (9,620,094)
                                                          ------------      ------------
Net property, plant and equipment ...................        4,055,862         4,154,700

Other assets ........................................          421,626           421,626
                                                          ------------      ------------
  Total assets ......................................     $ 30,462,795      $ 35,667,591
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ....................................     $    340,162      $    611,891
Accrued expenses ....................................          644,440           786,832
Income taxes payable ................................           61,651            61,651
Deferred revenues ...................................        3,945,925         3,923,986
                                                          ------------      ------------
  Total current liabilities .........................        4,992,178         5,384,360
Deferred revenues ...................................       14,993,749        15,977,599
                                                          ------------      ------------
  Total liabilities .................................       19,985,927        21,361,959

Commitments and contingencies (Note F)

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
   2,000,000 shares; none issued ....................               --                --
Common stock, par value $.01 per share,
   authorized 15,000,000 shares; issued and
   outstanding 6,746,232 shares at December 31, 2000
   and 6,773,932 shares at September 30, 2000 .......           67,462            67,739
Additional paid-in capital ..........................       44,198,223        44,267,120
Retained earnings (deficit) .........................      (28,652,716)      (28,110,546)
Accumulated other comprehensive income ..............       (5,136,101)       (1,918,681)
                                                          ------------      ------------
  Total stockholders' equity ........................       10,476,868        14,305,632
                                                          ------------      ------------

Total liabilities and stockholders' equity ..........     $ 30,462,795      $ 35,667,591
                                                          ============      ============

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                            STATEMENTS OF OPERATIONS
                             FOR THE QUARTERS ENDED
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                     FIRST QUARTER ENDED DECEMBER 31,
                                                     --------------------------------
                                                          2000            1999*
                                                       -----------      -----------
-----------------------------------------------------------------------------------

Revenues:
   License fees ..................................     $ 1,083,660      $   183,894
   Royalties .....................................         200,000          163,246
   Product sales .................................         265,044               --
   Contract research and development .............              --           10,995
   Interest, dividends and net gains
     and losses on sales of securities ...........        (886,085)         235,845
                                                       -----------      -----------
        Total revenues ...........................         662,619          593,980

Cost and expenses:
   Cost of product sales .........................          46,415               --
   Cost of contract research and development .....              --            3,195
   Research and development expenses .............         820,812        1,367,062
   Selling, general and administrative
     expenses ....................................         337,562          471,469
                                                       -----------      -----------

        Total costs and expenses .................       1,204,789        1,841,726
                                                       -----------      -----------

Loss before cumulative effect of accounting change        (542,170)      (1,247,746)
Cumulative effect of accounting change (Note B) ..              --       (7,457,717)
                                                       -----------      -----------
Net income (loss) ................................     $  (542,170)     $(8,705,463)
                                                       ===========      ===========

Basic and diluted loss before cumulative effect
     of accounting change ........................     $     (0.08)     $     (0.18)
Cumulative effect of accounting change ...........              --            (1.11)
                                                       -----------      -----------
                                                       $     (0.08)     $     (1.29)
                                                       ===========      ===========

Weighted average shares outstanding:
     Basic .......................................       6,767,007        6,752,027
     Diluted .....................................       6,767,007        6,752,027

*See Annual Report on Form 10-K for the fiscal year ended September 30, 2000

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                       STATEMENTS OF COMPREHENSIVE INCOME
                             FOR THE QUARTERS ENDED
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                       FIRST QUARTER ENDED DECEMBER 31,
                                                       --------------------------------
                                                            2000             1999*
                                                        -----------      -----------
-------------------------------------------------------------------------------------
Net income (loss) .................................     $  (542,170)     $(8,705,463)

Other comprehensive income (loss):

     Unrealized gains (losses) on securities ......      (4,329,952)         834,151
     Reclassification adjustment for (gains) losses
          included in net income (loss) ...........       1,112,532               --
                                                        -----------      -----------
Other comprehensive income (loss) .................      (3,217,420)         834,151
                                                        -----------      -----------
Comprehensive income (loss) .......................     $(3,759,590)     $(7,870,312)
                                                        ===========      ===========

*See Annual Report on Form 10-K for the fiscal year ended September 30, 2000

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                            STATEMENTS OF CASH FLOWS
                             FOR THE QUARTERS ENDED
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                           QUARTERS ENDED DECEMBER 31,
                                                           ---------------------------
                                                             2000              1999*
                                                         ------------      ------------
Cash flows from operating activities:
Cash received from customers .......................     $    395,968      $    534,399
Cash paid to suppliers and employees ...............       (1,738,373)       (1,680,788)
Dividends and interest received ....................          144,213           235,845
Royalties received .................................          183,355           172,475
                                                         ------------      ------------

Net cash provided by (used in) operating activities        (1,014,837)         (738,069)

Cash flows from investing activities:
Proceeds from sales of marketable securities .......        5,002,279                --
Purchase of marketable securities ..................      (13,885,786)       (1,744,075)
Capital expenditures ...............................          (38,205)           (2,624)
Proceeds from sale of property, plant and equipment            36,440                --
                                                         ------------      ------------

Net cash provided by (used in) investing activities        (8,885,272)       (1,746,699)

Cash flows from financing activities:
Proceeds from issuances of common stock ............               --                --
Purchase of treasury stock .........................          (69,174)               --
                                                         ------------      ------------

Net cash provided by (used in) financing activities           (69,174)               --
                                                         ------------      ------------

Net increase (decrease) in cash and cash equivalents       (9,969,283)       (2,484,768)

Cash and cash equivalents at beginning of the period       16,120,738        17,052,636
                                                         ------------      ------------

Cash and cash equivalents at end of the period .....     $  6,151,455      $ 14,567,868
                                                         ============      ============

*See Annual Report on Form 10-K for the fiscal year ended September 30, 2000

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                       RECONCILIATION OF NET INCOME (LOSS)
             TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                             FOR THE QUARTERS ENDED
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                   QUARTERS ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                      2000            1999*
                                                                  -----------      -----------

Net income (loss) ...........................................     $  (542,170)     $(8,705,463)
                                                                  -----------      -----------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Non-cash license fee revenue ................................      (1,029,248)        (183,894)
Accretion of U.S. Treasury Notes discount ...................         (82,234)            --
Cumulative effect of accounting change ......................            --          7,457,717
Decrease (increase) in accounts receivable ..................        (137,247)         506,517
(Increase) decrease in inventories ..........................           5,445             --
(Increase) decrease in prepaid expenses and other assets ....         (95,735)          45,771
Depreciation and amortization ...............................         100,603          138,420
(Decrease) increase in accounts payable and accrued expenses         (414,121)           2,863
Increase in deferred revenues ...............................          67,338             --
Net realized (gains) losses on sales of marketable securities       1,112,532             --
                                                                  -----------      -----------

Total adjustments ...........................................        (472,667)       7,967,394
                                                                  -----------      -----------

Net cash provided by (used in) operating activities .........     $(1,014,837)     $  (738,069)
                                                                  ===========      ===========

*See Annual Report on Form 10-K for the fiscal year ended September 30, 2000

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

         These financial statements are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts in the fiscal 2000 financial statements have been reclassified to conform with the fiscal 2001 presentation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 2000.

B.       CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101"). The effect of applying this change in accounting principle was a cumulative charge of $7,457,717, or $1.11 per share, in the first quarter ended December 31, 1999. This cumulative change in accounting principle reflected the reversal of license fees and milestone payments that had been recognized in prior years. Previously, the Company had recognized license fee revenue when the fees were non-refundable, a technology transfer occurred, no explicit commitment or obligation for scientific achievement existed, and the other portions of the agreement, principally supply and royalty, were priced at fair value. Under the new accounting method applied retroactively to October 1, 1999, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreement. During the quarters ended December 31, 2000 and 1999, the Company recognized $182,450 and $183,894, respectively, in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

C.       MARKETABLE SECURITIES

         The cost and market value of the Company's marketable securities portfolio are as follows:

                             DECEMBER 31, 2000              SEPTEMBER 30, 2000
                             -----------------              ------------------
                           COST         FAIR VALUE        COST          FAIR VALUE
                           ----         ----------        ----          ----------
Common stock ......     $15,926,027     $10,777,478     $15,970,531     $14,051,850
U.S. Treasury notes       7,897,712       7,910,160            --              --
                        -----------     -----------     -----------     -----------

Totals ............     $23,823,739     $18,687,638     $15,970,531     $14,051,850
                        ===========     ===========     ===========     ===========

D.       INCOME TAX

         There were no income tax provisions for the three-month periods ended December 31, 2000 and 1999 due to net operating losses in those periods.

E.       EARNINGS (LOSS) PER SHARE

         The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. Aggregate options of 617,650 (weighted average exercise price of $7.55) and 490,506 (weighted average exercise price of $8.90) for the quarters ending December 31, 2000 and December 31, 1999, respectively, have not been included in the calculation of weighted average shares, since their effect would be anti-dilutive, given the net loss in both periods.

                                                                  DECEMBER 31
                                                                  -----------
                                                               2000          1999
                                                             ---------     ---------

Weighted average number of shares issued and outstanding     6,767,007     6,752,027
Common stock equivalents ...............................          --            --
                                                             ---------     ---------
As adjusted ............................................     6,767,007     6,752,027
                                                             =========     =========

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

         The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts. The action is entitled ADVANCED MAGNETICS, INC. V. SANOFI PHARMACEUTICALS, INC. AND SANOFI SA, Civil Action No. 97-5222B. The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and seeks unspecified monetary damages. In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement. Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company's alleged breach of the Agreement. On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants. On November 23, 1998, the Defendants answered the Company's amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company's alleged conduct. On June 15, 1999, the court granted partial summary judgment in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.'s counterclaims for breach of contract, unjust enrichment, conversion, account annexed and violation of Mass. Gen. Laws ch. 93A. On October 29, 1999, the Company served a second motion for partial summary judgement which, among other things, requests judgement in its favor on Sanofi Pharmaceuticals, Inc.'s remaining counterclaims against the Company and for judgement in its favor on the Company's breach of contract claim against the Defendants. Also on October 29, 1999, the Defendants served a motion for partial summary judgement which, among other things, requests judgement in its favor on the Company's remaining claims. On October 4, 2000, the Court granted the Company's motion and entered judgment on all remaining claims brought by Sanofi Pharmaceuticals, Inc. In addition, the Court granted in part, and denied in part, Defendants' motion for summary judgment. Only the Company's breach of contract claim against Sanofi SA remains in the case. On December 26, 2000, the Court denied Sanofi SA and Sanofi Pharmaceuticals, Inc.'s Motion for Entry of Separate and Final Judgment, seeking to have the Court certify final judgment on all issues decided on summary judgment, except for the Company's breach of contract claim against Sanofi SA. On December 5, 2000, the Court had set a trial date for March 19, 2001 on the Company's remaining claim. While the final outcome of this litigation cannot be determined, the Company intends to pursue its remaining claim. In the event that the judgments in the Company's favor are reversed on appeal, the Company intends to defend those claims vigorously. However, in such an event, the Company may not be able to successfully defend those claims and the failure of the Company to prevail for any reason could impair the Company's financial resources and disrupt the Company's future operating plans.

G.       BUSINESS SEGMENTS

         For all periods presented in this Form 10-Q, the Company no longer has business segments as defined in FASB Statement No. 131 ("SFAS 131"), "Disclosures about segments of an Enterprise and Related Information".

H.       DERIVATIVE FINANCIAL INSTRUMENTS

         Beginning in the first quarter ended December 31, 2000, the Company has adopted the provisions of FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has included the fair value of derivative instruments, principally a written call option on an equity security, in marketable securities on the balance sheets. The change in the fair value of the open derivatives at December 31, 2000 has been recorded in interest, dividends and net gains and losses on sales of securities on the statement of operations. The written call options held at December 31, 2000 are intended to assist the Company in taking advantage of opportunities in the domestic equity markets.

There was no derivative trading activity during the quarter ended December 31, 1999, nor were any derivative instruments held at the end of the quarter ended December 31, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS. ANY STATEMENTS CONTAINED HEREIN THAT DO NOT DESCRIBE HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE BASED ON CURRENT EXPECTATIONS, BUT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT EXPECTATIONS INCLUDE THE FOLLOWING: THE ABILITY TO SATISFY THE CONDITIONS SPECIFIED FOR FINAL APPROVAL OF COMBIDEX(R) FOR IMAGING LYMPH NODES AND TO RESOLVE THE FINAL LABELING FOR COMBIDEX WITH THE FDA, THE ABILITY TO SUCCESSFULLY MARKET FERIDEX I.V.(R), GASTROMARK(R) AND ANY FUTURE PRODUCTS THAT RECEIVE FDA APPROVAL, THE COMPANY'S DEPENDENCE ON ITS CORPORATE PARTNERS, DELAYS IN ARRANGEMENTS WITH CLINICAL INVESTIGATIONS, UNCERTAINTIES RELATING TO RESULTS OF THE CLINICAL TRIALS OF THE COMPANY'S PRODUCT CANDIDATES, ACHIEVING PROJECTED EXPENSE REDUCTIONS, THE NEED FOR ADDITIONAL COST REDUCTION MEASURES, THE COMPANY'S ABILITY TO OBTAIN FUTURE FINANCING, UNCERTAINTIES RELATING TO PATENTS AND PROPRIETARY RIGHTS, THE ABILITY OF THE COMPANY TO COMPETE SUCCESSFULLY IN THE FUTURE AND THE RISKS IDENTIFIED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING BUT NOT LIMITED TO ITS FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2000. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY SUCH STATEMENTS TO REFLECT ANY CHANGE IN COMPANY EXPECTATIONS OR IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENTS MAY BE BASED, OR THAT MAY AFFECT THE LIKELIHOOD THAT ACTUAL RESULTS WILL DIFFER FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS.

OVERVIEW

         Since its inception in November 1981, Advanced Magnetics, Inc. ("Advanced Magnetics" or the "Company") has focused its efforts on developing applications of its core magnetic particle technology. This focus has led to the development of magnetic resonance imaging ("MRI") contrast agents. The Company has funded its operations with cash from license fees from corporate partners, royalties, sales of its products, fees from contract research performed for third parties, the proceeds of financings and income earned on invested cash. The Company's success in the market for diagnostic products will depend, in part, on the Company's ability to successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace.

         The Company's operating results may continue to vary significantly from quarter to quarter, or from year to year, depending on a number of factors, including: (i) the timing of payments from corporate partners and research grants; (ii) the introduction of new products; (iii) the timing and size of orders from customers; (iv) the general level of acceptance of the Company's products; and (v) increases or decreases in, and timing of, research and development, clinical trials and other expenses. A substantial portion of the Company's expenses consists of research and development costs. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits and losses may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and there can be no assurance that the Company will be profitable or that revenue growth will be achieved in the future.

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

         In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101"). The effect of applying this change in accounting principle was a cumulative charge of $7,457,717, or $1.11 per share, in the first quarter ended December 31, 1999. This cumulative change in accounting principle reflected the reversal of license fees and milestone payments that had been recognized in prior years. Recognition of these deferred payments is expected to occur over the remaining life of the agreement.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2000 AS COMPARED TO THE QUARTER ENDED DECEMBER 31, 1999

REVENUES

         Total revenues for the first fiscal quarter ended December 31, 2000 were $662,619 compared to $593,980 for the first fiscal quarter ended December 31, 1999. The increase in revenues in the first fiscal quarter ended December 31, 2000, compared to the first fiscal quarter ended December 31, 1999, was primarily due to increases in license fees, product sales and royalties, offset by losses on sales of securities and reduced contract research and development revenues.

         License fee revenue increased to $1,083,660 in the first fiscal quarter ended December 31, 2000 from $183,984 in the first fiscal quarter ended December 31, 1999. The increase is primarily related to the recognition in the period of approximately $853,000 in license fee revenue from a license and marketing arrangement signed with Cytogen Corp. which had been deferred. Royalties for the fiscal quarter ended December 31, 2000 were $200,000 as compared to $163,246 for the fiscal quarter ended December 31, 1999. The increase in royalty revenue reflects increased sales of GASTROMARK(R) in Europe.

         Product sales in the first fiscal quarter ended December 31, 2000 were $265,044, consisting of sales of contrast agents, compared to no product sales in the first fiscal quarter ended December 31, 1999. This increase is due to the uneven demand for contrast agents by the Company's marketing partners.

         There was no research and development services revenue in the first fiscal quarter ended December 31, 2000, compared with $10,995 in the first fiscal quarter ended December 31, 1999. Contract research and development services revenues are reimbursements of expenditures for clinical trials. The decrease reflects the completion of certain clinical trials.

         Interest and dividends resulted in revenues of $226,447 in the fiscal quarter ended December 31, 2000 compared to $235,845 for the fiscal quarter ended December 31, 1999. There were losses on the sale of securities of $1,112,532 in the first fiscal quarter ended December 31, 2000 compared with no gain or loss on the sale of securities in the first fiscal quarter ended December 31, 1999. The increase in losses on sales of marketable securities is mainly due to the Company's sale of approximately 480,500 of 1,500,000 shares of Cytogen Corp. common stock received as a license fee under a license and marketing agreement signed in fiscal 2000. In addition, pursuant to the Company's adoption of SFAS 133 in the quarter ended December 31, 2000, the Company recognized approximately $89,600 in net gains associated with trading derivative instruments, principally call options, during the quarter ended December 31, 2000. There was no derivative activity as of or during the quarter ended December 31, 1999. Interest, dividends and net losses on sales of securities consisted of the following:

                                              FIRST QUARTER ENDED DECEMBER 31,
                                              --------------------------------
                                                   2000            1999
                                                -----------      --------

          Interest income                       $   217,047      $212,220
          Dividend income                             9,400        23,625
          Net losses on sales of securities      (1,112,532)         --
                                                -----------      --------
          Total                                 $  (886,085)     $235,845
                                                -----------      --------

COSTS AND EXPENSES

         The cost of product sales for the quarter ended December 31, 2000 was 17% of product sales. Due to the absence of product sales, the Company incurred no costs for products sold in the first fiscal quarter ended December 31, 1999. A cost of $3,195 was incurred on contract research and development for the first fiscal quarter ended December 31, 1999, while no costs were incurred in the quarter ended December 31, 2000 because there was no such revenue.

         Research and development expenses decreased to $820,812 from $1,367,062 for the first fiscal quarter ended December 31, 2000 as compared to the same period in the prior fiscal year. This decrease arises from reduced activity on clinical trials associated with Combidex(R). Selling, general and administrative expenses were $337,562 for first fiscal quarter ended December 31, 2000 compared to $471,469 for the first fiscal quarter ended December 31, 1999. The reduced levels of expenditures, for both research and development and selling, general and administrative costs, are a result of the closing of the Company's Princeton, New Jersey office.

INCOME TAXES

         There were no income tax provisions for the fiscal quarters ended December 31, 2000 and December 31, 1999 due to operating losses for both periods.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101"). The effect of applying this change in accounting principle was a cumulative charge of $7,457,717, or $1.11 per share, in the first quarter ended December 31, 1999. This cumulative change in accounting principle reflected the reversal of license fees and milestone payments that had been recognized in prior years. Previously, the Company had recognized license fee revenue when the fees were non-refundable, a technology transfer occurred, no explicit commitment or obligation for scientific achievement existed, and the other portions of the agreement, principally supply and royalty, were priced at fair value. Under the new accounting method applied retroactively to October 1, 1999, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreement. During the quarters ended December 31, 2000 and 1999, the Company recognized $182,450 and $183,894, respectively, in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

EARNINGS

         For the reasons stated above, there was a net loss of $(542,170) or $(0.08) per share for the quarter ended December 31, 2000 compared to a net loss from operations of $(1,247,746) or $(0.18) per share and a total loss of $(8,705,463) or $(1.29) for the quarter ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company's cash and cash equivalents totaled $6,151,455 compared to $16,120,738 at September 30, 2000. In addition, the Company had marketable securities of $18,687,638 at December 31, 2000 compared to $14,051,850 on September 30, 2000. The decrease in cash and cash equivalents, and the corresponding increase in marketable securities, primarily represents the deployment of excess cash into marketable securities. Net cash used in operating activities was $1,014,837 in the three-month period ended December 31, 2000 compared to net cash used in operating activities of $738,069 in the three-month period ended December 31, 1999. The increase of cash used in operating activities is attributable to a decrease in cash received from customers of approximately $138,000 and a decrease in dividends and interest received on securities of approximately $92,000. Cash used in investing activities was $8,885,272 for the three-month period ended December 31, 2000 compared to $1,746,699 used in investing activities in the three-month period ended December 31, 1999. Cash used in investing activities in the three-month period ended December 31, 2000 included the purchase of marketable securities of $13,885,786, offset by the sale of $5,002,279 in marketable securities. There was no cash provided by financing activities during the three-month period ended December 31, 2000, but $69,174 in cash was used to purchase shares of the Company's common stock. No cash was used in or provided by financing activities in the three-month period ended December 31, 1999. In November 2000, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock on the open market at prevailing market prices.

         Capital expenditures in the three-month period ended December 31, 2000 were $38,205, offset by sales of capital equipment of $36,440, for a net expenditure of $1,765. This compares with $2,624 spent in the three-month period ended December 31, 1999. The capital expenditures in both quarters reflected upgrades to existing property, plant and equipment. Future expenditures are expected to continue at the reduced levels.

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

DERIVATIVE FINANCIAL INSTRUMENTS

         Beginning in the first quarter ended December 31, 2000, the Company has adopted the provisions of FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has included the fair value of derivative instruments, principally a written call option on an equity security, in marketable securities on the balance sheets. The change in the fair value of the open derivatives at December 31, 2000 has been recorded in interest, dividends and net gains and losses on sales of securities on the statement of operations. The written call options held at December 31, 2000 are intended to assist the Company in taking advantage of opportunities in the domestic equity markets. There was no derivative trading activity during the quarter ended December 31, 1999, nor were any derivative instruments held at the end of the quarter ended December 31, 1999.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change to the information concerning the Company's market risk sensitive instruments as set forth in the Company's 10-K for the period ended September 30, 2000.

PART II.      OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         There have been no material changes to the information concerning the Company's legal proceedings as set forth in the Company's Form 10-K for the period ended September 30, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27.1      Financial Data Schedule (EDGAR filing only)

         The Company filed a current report on Form 8-K on November 17, 2000 reporting the announcement of a stock repurchase program (Item 5: Other Event).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ADVANCED MAGNETICS, INC.


Date        February 13, 2001           By      /s/ Jerome Goldstein
     ----------------------------          -------------------------------------
                                           Jerome Goldstein, Chief Executive
                                           Officer, Treasurer and Chairman of
                                           the Board of Directors


Date        February 13, 2001           By      /s/ James A. Matheson
     ----------------------------          -------------------------------------
                                           James A. Matheson, Vice President
                                           and Principal Accounting Officer