Form 10-Q
period 2001-03-31
ADVANCED MAGNETICS INC
filed 2001-05-09
CIK 792977

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

          For the quarterly period ended ______March 31, 2001

OR

☐       Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

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

Yes	☒	No	☐

At May 1, 2001, 6,686,432 shares of registrant's common stock (par value, $.01) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2001

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

ADVANCED MAGNETICS, INC.
BALANCE SHEETS
MARCH 31, 2001 AND SEPTEMBER 30, 2000
(Unaudited)

ASSETS

	March 31, 2001	September 30, 2000
Current assets:
Cash and cash equivalents	$5,032,340	$16,120,738
Marketable securities (Note C)	20,685,170	14,051,850
Accounts receivable	379,680	639,740
Inventories	85,306	91,456
Prepaid expenses	199,570	187,481
Total current assets	26,382,066	31,091,265
Property, plant and equipment:
Land	360,000	360,000
Building	4,646,577	4,618,296
Laboratory equipment	8,020,182	8,013,973
Furniture and fixtures	784,748	782,525
	13,811,507	13,774,794
Less-accumulated depreciation and amortization	(9,852,092)	(9,620,094)
Net property, plant and equipment	3,959,415	4,154,700

Other assets	421,626	421,626
Total assets	$30,763,107	$35,667,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78,575	$611,891
Accrued expenses	596,930	848,483
Deferred revenues	3,945,925	3,923,986
Total current liabilities	4,621,430	5,384,360
Deferred revenues	14,029,041	15,977,599
Total liabilities	18,650,471	21,361,959
Commitments and contingencies (Note F)
Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
2,000,000 shares; none issued	---	---
Common stock, par value $.01 per share,
authorized 15,000,000 shares; issued and
outstanding 6,701,432 shares at March 31, 2001
and 6,773,932 shares at September 30, 2000	67,014	67,739
Additional paid-in capital	44,059,974	44,267,120
Retained earnings (deficit)	(28,095,112)	(28,110,546)
Accumulated other comprehensive income	(3,919,240)	(1,918,681)
Total stockholders' equity	12,112,636	14,305,632
Total liabilities and stockholders' equity	$30,763,107	$35,667,591

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
MARCH 31, 2001 AND 2000
(Unaudited)

	Three-Month Period Ended March 31,		Six-Month Period Ended March 31,
	2001	2000*	2001	2000*
STATEMENT OF OPERATIONS
Revenues:
License fees	$964,707	$183,894	$2,048,367	$367,788
Royalties	200,000	260,000	400,000	423,246
Product sales	49,915	161,530	314,959	161,530
Contract research and development	---	95,008	---	106,003
Interest, dividends and net gains and losses on sales of securities	672,711	168,588	(213,374)	404,433
Total revenues	1,887,333	869,020	2,549,952	1,463,000
Cost and expenses:
Cost of product sales	25,474	62,954	71,889	62,954
Contract research and development expenses	---	---	---	3,195
Company-sponsored research and development expenses	764,361	1,052,576	1,585,173	2,419,638
Selling, general and administrative expenses	539,894	612,129	877,456	1,083,598
Total costs and expenses	1,329,729	1,727,659	2,534,518	3,569,385
Income (loss) before cumulative effect of accounting change	557,604	(858,639)	15,434	(2,106,385)
Cumulative effect of accounting change (Note B)	---	---	---	(7,457,717)
Income (loss) before provision for income taxes	557,604	(858,639)	15,434	(9,564,102)
Provision for income taxes	---	---	---	---
Net income (loss)	$557,604	$(858,639)	$15,434	$(9,564,102)
Basic and diluted net income (loss) per share	$0.08	$(0.13)	$0.00	$(1.42)
Weighted average number of common shares	6,725,657	6,752,027	6,746,346	6,752,027
Weighted average number of common and common equivalent shares	6,725,657	6,752,027	6,746,346	6,752,027

*For comparison to quarterly results in prior periods reflecting the cumulative effect of accounting change, please refer to the Company's financial statements including the notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
MARCH 31, 2001 AND 2000
(Unaudited)

	Three-Month Period Ended March 31,		Six-Month Period Ended March 31,
	2001	2000*	2001	2000*
COMPREHENSIVE INCOME
Net income (loss)	$557,604	$(858,639)	$15,434	$(9,564,102)
Other comprehensive income (loss):
Unrealized gains (losses) on securities	1,690,141	(1,330,518)	(2,639,811)	(496,367)
Reclassification adjustment for gains (losses) included in net income	(473,280)	---	639,252	---
Other comprehensive income (loss)	1,216,861	(1,330,518)	(2,000,559)	(496,367)
Comprehensive income (loss)	$1,774,465	$(2,189,157)	$(1,985,125)	$(10,060,469)

*For comparison to quarterly results in prior periods reflecting the cumulative effect of accounting change, please refer to the Company's financial statements including the notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED
MARCH 31, 2001 AND 2000
 (Unaudited)

	Six-Month Periods Ended March 31,
	2001	2000
Cash flows from operating activities:
Cash received from customers	$822,299	$829,287
Cash paid to suppliers and employees	(3,211,061)	(3,282,912)
Dividends and interest received	229,402	404,433
Royalties received	392,203	238,787

Net cash provided by (used in) operating activities	(1,767,157)	(1,810,405)

Cash flows from investing activities:
Proceeds from sales of securities	8,463,069	---
Proceeds from U.S. Treasury Notes maturing	4,000,000	---
Purchase of securities	(21,539,724)	(1,744,075)
Capital expenditures	(36,713)	(31,466)
Net cash provided by (used in) investing activities	(9,113,368)	(1,775,541)

Cash flows from financing activities:
Purchase of treasury stock	(207,873)	---
Net cash provided by (used in) financing activities	(207,873)	---
Net increase (decrease) in cash and cash equivalents	(11,088,398)	(3,585,946)
Cash and cash equivalents at beginning of the period	16,120,738	17,052,636
Cash and cash equivalents at end of the period	$5,032,340	$13,466,690

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
RECONCILIATION OF NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
FOR THE SIX-MONTH PERIODS ENDED
MARCH 31, 2001 AND 2000
 (Unaudited)

	Six-Month Periods Ended March 31,
	2001	2000*
Net income (loss)	$15,434	$(9,564,102)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Cumulative effect of accounting change	---	7,457,717
Non-cash license fee revenue	(1,993,956)	(367,788)
Accretion of U.S. Treasury Notes discount	(196,476)	---
Decrease (increase) in accounts receivable	260,060	393,019
Decrease (increase) in inventories	6,150	39,097
(Increase) decrease in prepaid expenses and other assets	(12,089)	(149,778)
Depreciation and amortization	231,998	276,841
(Decrease) increase in accounts payable and accrued expenses	(784,869)	94,204
(Increase) decrease in deferred revenues	67,339	10,385
Net realized (gains) losses on sales of securities	639,252	---
Total adjustments	(1,782,591)	7,753,697
Net cash provided by (used in) operating activities	$(1,767,157)	$(1,810,405)

*For comparison to quarterly results in prior periods reflecting the cumulative effect of accounting change, please refer to the Company's financial statements including the notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

A.         Summary of Accounting Policies

             Business

             Founded in November 1981, Advanced Magnetics, Inc., a Delaware corporation (the “Company”), is a biopharmaceutical company engaged in the development and manufacture of compounds utilizing the Company’s core proprietary colloidal superparamagnetic particle technology and core polysaccharide technology for magnetic resonance imaging (“MRI”).  The products developed by the Company are diagnostic imaging agents for use in conjunction with MRI to aid in the diagnosis of cancer and cardiovascular disease as well as therapeutic iron compounds for treating anemia.

             These financial statements are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.  Certain amounts in the fiscal 2000 financial statements have been reclassified to conform with the fiscal 2001 presentation.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles.  These interim financial statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

B.         Cumulative Effect of Accounting Change

             In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (“SAB 101”).  The effect of applying this change in accounting principle was a cumulative charge of $7,457,717, or $1.11 per share, in the first quarter ended December 31, 1999.  This cumulative change in accounting principle reflected the reversal of license fees and milestone payments that had been recognized in prior years.  Previously, the Company had recognized license fee revenue when the fees were non-refundable, a technology transfer occurred, no explicit commitment or obligation for scientific achievement existed, and the other portions of the agreement, principally supply and royalty, were priced at fair value.  Under the new accounting method applied retroactively to October 1, 1999, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreement.  During the six months ended March 31, 2001 and 2000, the Company recognized $414,829 and $367,788, respectively, in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

C.         Marketable Securities

             The cost and market value of the Company’s marketable securities portfolio are as follows:

March 31, 2001

September 30, 2000

Cost

Fair Value

Cost

Fair Value

Common stock	$16,640,973	$12,714,770	$15,970,531	$14,051,850
U.S. Treasury notes	7,963,437	7,970,400	---	---
Totals	$24,604,410	$20,685,170	$15,970,531	$14,051,850

D.         Income Tax

             There were no income tax provisions for the three and six-month periods ended March 31, 2001 because of sufficient net operating loss carry-forwards.  There were no income tax provisions for the three and six-month periods ended March 31, 2000 due to net operating losses in those periods.

E.          Earnings (loss) per share

             The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below.  Aggregate options of 553,200 (weighted average exercise price of $7.43) and 488,506 (weighted average exercise price of $8.90) were outstanding as of March 31, 2001 and March 31, 2000, respectively.  Aggregate options as of March 31, 2001 have not been included in the calculation of weighted average shares, as the average market price of the common stock of the Company was less than the exercise price of all stock options during the three and six-month periods ended March 31, 2001.  Aggregate options as of March 31, 2000 have not been included in the calculation of weighted average shares, since their effect would be anti-dilutive, given the net loss during the three and six-month periods ended March 31, 2000.

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2001	2000	2001	2000
Weighted average number of shares issued and outstanding	6,725,657	6,752,027	6,746,346	6,752,027
Common stock equivalents	---	---	---	---
As adjusted	6,725,657	6,752,027	6,746,346	6,752,027

F.          Legal Proceedings

             The Company and certain of its officers were sued in an action entitled David D. Stark, M.D. v. Advanced Magnetics. Inc., Jerome Goldstein, Ernest V. Groman, and Lee Josephson, Civil Action No. 92-12157-WGY, in the United States District Court for the District of Massachusetts on September 3, 1992.  The plaintiff, a former consultant to the Company, claims that he was incorrectly omitted as an inventor or joint inventor on certain of the Company's patents and on pending applications, and seeks injunctive relief and unspecified damages.  In addition, the complaint also alleges state law claims for breach of contract, breach of good faith and fair dealing, breach of implied contract, misappropriation of trade secrets, conversion, negligent misrepresentation, misrepresentation, unjust enrichment and unfair trade practices.  The District Court has stayed this federal action pending resolution of an appeal in the State Court of summary judgment in the Company’s favor as well as resolution of a jurisdictional issue.  As noted below, the Massachusetts Appeals Court has decided the appeal, but the federal action remains stayed as of this date.  While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously.  The Company may not be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on it's future business, financial condition and results of operations.

                          The Company and certain of its officers were sued in David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County.  This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, unjust enrichment and unfair trade practices that were originally dismissed by, but later remanded to, the Federal Court in the above-mentioned action, as well as a new count alleging tortious interference with contractual or advantageous relations.  The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts.  The plaintiff’s contract claims have been dismissed with prejudice and final judgment was entered against the plaintiff.  The plaintiff filed an appeal in David D. Stark, M.D. v. Advanced Magnetics, Inc., Jerome Goldstein, Ernest V. Groman and Lee Josephson, Appeal No. 98-P-1749 in the Massachusetts Appeals Court, on January 25, 1999.  On October 13, 2000, the Massachusetts Appeals Court reversed the grant of partial summary judgment in the Company’s favor and ordered that the unfair trade practice and tort claims be reinstated.  The Superior Court has redocketed the claims as directed by the Appeals Court, and it is anticipated that the litigation in state court will now move forward.  While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously.  The Company may not be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on its future business, financial condition and results of operations.

             The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, “Defendants”) in the Superior Court of the Commonwealth of Massachusetts.  The action is entitled Advanced Magnetics, Inc. v. Sanofi Pharmaceuticals, Inc. and Sanofi SA, Civil Action No. 97-5222B.  The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the “Agreement”), and seeks unspecified monetary damages.  In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement.  Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company’s alleged breach of the Agreement.  On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants.  On November 23, 1998, the Defendants answered the Company’s amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company’s alleged conduct.  On June 15, 1999, the court granted partial summary judgment in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.’s counterclaims for breach of contract, unjust enrichment, conversion, account annexed and violation of Mass. Gen. Laws ch. 93A.  On October 29, 1999, the Company served a second motion for partial summary judgement which, among other things, requests judgement in its favor on Sanofi Pharmaceuticals, Inc.’s remaining counterclaims against the Company and for judgement in its favor on the Company’s breach of contract claim against the Defendants.  Also on October 29, 1999, the Defendants served a motion for partial summary judgement which, among other things, requests judgement in its favor on the Company’s remaining claims.  On October 4, 2000, the Court granted the Company’s motion and entered judgment on all remaining claims brought by Sanofi Pharmaceuticals, Inc.  In addition, the Court granted in part, and denied in part, Defendants’ motion for summary judgment.  Only the Company’s breach of contract claim against Sanofi SA remains in the case.  On December 26, 2000, the Court denied Sanofi SA and Sanofi Pharmaceuticals, Inc.’s Motion for Entry of Separate and Final Judgment, seeking to have the Court certify final judgment on all issues decided on summary judgment, except for the Company’s breach of contract claim against Sanofi SA.  The Court has set a trial date in June 2001.  While the final outcome of this litigation cannot be determined, the Company intends to pursue its remaining claim.  In the event that the judgments in the Company’s favor are reversed on appeal, the Company intends to defend those claims vigorously.  However, in such an event, the Company may not be able to successfully defend those claims and the failure of the Company to prevail for any reason could impair the Company’s financial resources and disrupt the Company’s future operating plans.

G.         Derivative Financial Instruments

             Beginning in the first quarter ended December 31, 2000, the Company has adopted the provisions of FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”.  The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value.  SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  At December 31, 2000 the Company had included the fair value of derivative instruments, principally a written call option on an equity security, in marketable securities on the balance sheet.  The Company realized a $63,750 gain on the closing of this derivative contract in the quarter ended March 31, 2001.  The written call options held at December 31, 2000 were intended to assist the Company in managing risks associated with securities held by the Company.  There was no derivative trading activity during the quarter ended March 31, 2000, nor were any derivative instruments held at the end of the quarter ended March 31, 2000.

Item 2 -             Management's Discussion and Analysis of Financial Condition and Results of Operations.

             This document contains forward-looking statements.  Any statements contained herein that do not describe historical facts are forward-looking statements.  The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties.  The factors that could cause actual results to differ materially from current expectations include the following: the ability to satisfy the conditions specified for final approval of Combidex® for imaging lymph nodes and to resolve the final labeling for Combidex with the FDA, the ability to successfully market Feridex I.V.®, GastroMARK® and any future products that receive FDA approval, the Company’s dependence on its corporate partners, delays in arrangements with clinical investigations, uncertainties relating to results of the clinical trials of the Company’s  product candidates, achieving projected expense reductions, the need for additional cost reduction measures, the Company’s ability to obtain future financing, uncertainties relating to patents and proprietary rights, the ability of the Company to compete successfully in the future and the risks identified in the Company’s Securities and Exchange Commission filings, including but not limited to its Form 10-K for the year ended September 30, 2000.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  The Company disclaims any obligation to publicly update or revise any such statements to reflect any change in Company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

             Since its inception in November 1981, Advanced Magnetics, Inc. (“Advanced Magnetics” or the “Company”) has focused its efforts on developing applications of its core magnetic particle technology.  This focus has led to the development of magnetic resonance imaging (“MRI”) contrast agents.  The Company has funded its operations with cash from license fees from corporate partners, royalties, sales of its products, fees from contract research performed for third parties, the proceeds of financings and income earned on invested cash.  The Company’s success in the market for diagnostic products will depend, in part, on the Company’s ability to successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace.

             The Company’s operating results may continue to vary significantly from quarter to quarter, or from year to year, depending on a number of factors, including:  (i) the timing of payments from corporate partners and research grants; (ii) the introduction of new products; (iii) the timing and size of orders from customers; (iv) the general level of acceptance of the Company’s products; and (v) increases or decreases in, and timing of, research and development, clinical trials and other expenses.  A substantial portion of the Company’s expenses consists of research and development costs.  The Company’s current planned expense levels are based in part upon expectations as to future revenue.  Consequently, profits and losses may vary significantly from quarter to quarter or year to year based on the timing of revenue.  Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and there can be no assurance that the Company will be profitable or that revenue growth will be achieved in the future.

             In December 1999, the Company submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for Combidex® Magnetic Resonance Imaging (“MRI”) contrast agent.  In June 2000, the Company received an “Approvable letter” from the FDA regarding Combidex.  This letter indicated that the FDA considered Combidex approvable for its principal indication for the diagnosis of lymph node disease, including metastatic breast and prostate cancer, but the letter stipulated that approval was contingent upon the Company’s satisfactory completion of additional conditions.  That effort continues.

             In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (“SAB 101”).  The effect of applying this change in accounting principle was a cumulative charge of $7,457,717, or $1.11 per share, in the first quarter ended December 31, 1999.  This cumulative change in accounting principle reflected the reversal of license fees and milestone payments that had been recognized in prior years.  Recognition of these deferred payments is expected to occur over the remaining life of the related agreement.

             A substantial portion of the Company’s expenses consists of research and development expenses.  In an effort to reduce expenditures and improve efficiency, the Company closed its Princeton, New Jersey office and reduced the number of employees engaged in clinical development activities.  All of the Company’s operating activities have been consolidated into the Cambridge office in order to improve managerial oversight and inter-departmental coordination and cooperation.  The Company may rely to a greater degree on contract research and development providers in the future and expects that research and development expenses will continue to be a significant portion of the Company’s total expenses.

Results of Operations for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000

Revenues

             Total revenues for the second fiscal quarter ended March 31, 2001 were $1,887,333 compared to $869,020 for the second fiscal quarter ended March 31, 2000.  The increase in revenues in the second quarter ended March 31, 2001, compared to the second quarter ended March 31, 2000, was primarily due to an increase in license fees and gains on sales of securities, partially offset by lower product sales, royalties and contract research and development revenues.

             License fee revenue increased to $964,707 in the second fiscal quarter ended March 31, 2001 from $183,984 in the second fiscal quarter ended March 31, 2000.  The increase is primarily related to the recognition in the period of approximately $780,000 in deferred license fee revenue from a license and marketing arrangement signed with Cytogen Corporation in August 2000, which had been deferred.

             Royalties for the second fiscal quarter ended March 31, 2001 of $200,000 were $60,000 lower than in the second fiscal quarter ended March 31, 2000.  Royalties in the second fiscal quarter ended March 31, 2000, were higher primarily due to an increase in sales during that period by our Japanese partner, Eiken Chemical Co., Ltd.

             Product sales for the second fiscal quarter ended March 31, 2001 were $49,915 compared to $161,530 for the second fiscal quarter ended March 31, 2000.  The decrease in product sales compared to the prior year relates to the timing of sales; product sales during the first fiscal quarter ended December 31, 2000 were $265,000 as compared to $0 in the first fiscal quarter ended December 31, 1999.

             There were no contract research and development revenues for the second fiscal quarter ended March 31, 2001 compared with $95,008 for the second fiscal quarter ended March 31, 2000.  Contract research and development revenues are reimbursements of expenditures for clinical trials.  The decrease reflects the completion in fiscal 2000 of certain development projects which were reimbursed to the Company under an agreement with Berlex Laboratories, Inc.

             Interest, dividends and gains on sales of securities resulted in revenues of $672,711 in the fiscal quarter ended March 31, 2001 compared to $168,588 for the fiscal quarter ended March 31, 2000. Interest, dividends and net gains on sales of securities consisted of the following:

	Second Quarter Ended March 31,
	2001	2000
Interest income	$189,191	$144,088
Dividend income	10,240	24,500
Net gains on sales of securities	473,280	---
Total	$672,711	$168,588

Costs and Expenses

             The Company incurred costs of $25,474 for products sold in the quarter ended March 31, 2001 compared to $62,954 for the second fiscal quarter ended March 31, 2000.  The cost of product sales for the three-month period ended March 31, 2001 was 51% of product sales compared with 39% for the three-month period ended March 31, 2000.  The higher cost of sales in 2001 is due to the product mix of the sales, with a higher percentage of the sales in fiscal 2001 being GastroMARK sales, which have a higher cost of sales than Feridex I.V.  There were no direct costs for contract sponsored research and development in the three-month periods ended March 31, 2001 and 2000.

             Research and development expenses decreased to $764,361 from $1,052,576 for the second fiscal quarter ended March 31, 2001 as compared to the same period in the prior fiscal year.  This decrease arises from reduced activity on clinical trials associated with Combidex®.  Selling, general and administrative expenses were $539,894 for second fiscal quarter ended March 31, 2001 compared to $612,129 for the second fiscal quarter ended March 31, 2000. The reduced levels of expenditures, for both research and development and selling, general and administrative costs, are a result of the closing of the Company’s Princeton, New Jersey office.

Income Taxes

             There were no income tax provisions for the three-month period ended March 31, 2001 because of sufficient net operating loss carry-forwards.  There were no income tax provisions for the three month period ended March 31, 2000 due to net operating losses in that period.

Cumulative effect of accounting change

             In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (“SAB 101”).  The effect of applying this change in accounting principle was a cumulative charge of $7,457,717, or $1.11 per share, in the first quarter ended December 31, 1999.  This cumulative change in accounting principle reflected the reversal of license fees and milestone payments that had been recognized in prior years.  Previously, the Company had recognized license fee revenue when the fees were non-refundable, a technology transfer occurred, no explicit commitment or obligation for scientific achievement existed, and the other portions of the agreement, principally supply and royalty, were priced at fair value.  Under the new accounting method applied retroactively to October 1, 1999, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreement.  During the quarters ended March 31, 2001 and 2000, the Company recognized $184,288 and $183,894, respectively, in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

Earnings

             For the reasons stated above, there was a net profit of $557,604 or $0.08 per share for the quarter ended March 31, 2001 compared to a net loss of $858,639 or $(0.13) per share for the fiscal quarter ended March 31, 2000.

Results of Operations for the Six Months Ended March 31, 2001 as Compared to the Six Months Ended March 31, 2000

Revenues

             Total revenues for the six-month period ended March 31, 2001 were $2,549,952 compared to $1,463,000 for the six-month period ended March 31, 2000.  The increase in revenues in the six-month period ended March 31, 2001, compared to the six-month period ended March 31, 2000, was primarily due to an increase in license fees and higher product sales, partially offset by lower contract research and development revenues and losses on sales of securities, including the sale of Cytogen Corporation common stock.

             License fee revenue increased to $2,048,367 in the six months ended March 31, 2001 from $367,788 in the six months ended March 31, 2000.  The increase is primarily related to the recognition in the period of approximately $1,633,000 in license fee revenue from a license and marketing arrangement signed with Cytogen Corporation in August 2000, which had been deferred.

             Royalties for the six-month period ended March 31, 2001 were $400,000 compared with royalties for the six-month period ended March 31, 2000 of $423,246.

             Product sales for the six-month period ended March 31, 2001 were $314,959 compared to $161,530 for the six-month period ended March 31, 2000. The increase was due to the timing of sales.

             There were no contract research and development revenues for the six-month period ended March 31, 2001 compared with $106,003 for the six-month period ended March 31, 2000.  Contract research and development revenues are reimbursements of expenditures for clinical trials.  The decrease reflects the completion of certain clinical trials.

             Interest, dividends and gains and losses on sales of securities resulted in net losses of $213,374 for the six-month period ended March 31, 2001 compared to revenues of $404,433 for the six-month period ended March 31, 2000.  The decrease was due to losses on the sale of securities during the six-month period ended March 31, 2001 compared with no gains or losses on the sale of securities during the six-month period ended March 31, 2000.

Costs and Expenses

             The cost of product sales for the six-month period ended March 31, 2001 was $71,889 compared to $62,954 for the six-month period ended March 31, 2000.  The cost of product sales for the six-month period ended March 31, 2001 was 23% of product sales compared with 39% for the six-month period ended March 31, 2000. The change is due to the product mix of the sales, with an unusually high percentage of the sales in fiscal 2000 being GastroMARK sales, which have a higher cost of sales than Feridex I.V. sales.  There were no direct costs for contract sponsored research and development in the six-months ended March 31, 2001, while there were $3,195 in direct costs for contract sponsored research and development in the six-months ended March 31, 2000.  The reduction is due to the completion of contract research and development.

             Company sponsored research and development expenses for the six-month period ended March 31, 2001 were $1,585,173 compared to $2,419,638 for the same period in 2000.  The decrease reflected the completion of certain clinical trials for Combidex® in fiscal 2000.  Selling, general and administrative expenses decreased to $877,456 for the six-month period ended March 31, 2001 from $1,083,598 for the six-month period ended March 31, 2000.  The reduced levels of expenditures, for both research and development and selling, general and administrative costs, are a result of the closing of the Company’s Princeton, New Jersey office.

Income Taxes

             There were no income tax provisions for the six-month period ended March 31, 2001 because of sufficient net operating loss carry-forwards.  There were no income tax provisions for the six-month period ended March 31, 2000 due to net operating losses in that period.

Cumulative effect of accounting change

             In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (“SAB 101”).  The effect of applying this change in accounting principle was a cumulative charge of $7,457,717, or $1.11 per share, in the first quarter ended December 31, 1999.  During the six months ended March 31, 2001 and 2000, the Company recognized $2,048,367 and $367,788, respectively, in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

Earnings

             For the reasons stated above, there was a net profit of $15,434 or $0.00 per share for the six months ended March 31, 2001 compared to a net loss from operations of $(2,106,385) or $(0.31) per share and a total loss of $(9,564,102) or $(1.42), after the cumulative effect of the accounting change, for the six months ended March 31, 2000.

Liquidity and Capital Resources

             At March 31, 2001, the Company’s cash and cash equivalents totaled $5,032,340 compared to $16,120,738 at September 30, 2000.  In addition, the Company had marketable securities of $20,685,170 at March 31, 2001 compared to $14,051,850 on September 30, 2000.  Net cash used in operating activities was $1,767,157 in the six-month period ended March 31, 2001 compared to net cash used in operating activities of $1,810,405 in the six-month period ended March 31, 2000.  Cash used in investing activities was $9,113,368 for the six-month period ended March 31, 2001 compared to $1,775,541 used in investing activities in the six-month period ended March 31, 2000.  The proceeds in the six-month period ended March 31, 2001 included $8,463,069 from the sale of marketable securities and $4,000,000 from the maturing of a U.S. Treasury Note.  Offsetting those proceeds was the purchase of marketable securities of $21,539,724 during the same period.  The cash used in investing activities during the six-month period ended March 31, 2000 consisted primarily of $1,744,075 for the purchase of securities. There was no cash provided by financing activities during the six-month period ended March 31, 2001, but $207,873 in cash was used to purchase 72,500 shares of the Company’s common stock.  No cash was used in or provided by financing activities in the six-month period ended March 31, 2000.  In November 2000, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company’s common stock on the open market at prevailing market prices.

             Capital expenditures during the six-month period ended March 31, 2001 were $36,713 compared to $31,466 in the six-month period ended March 31, 2000.  This reflects a continuing reduced level of expenditures on upgrades to existing property, plant and equipment.

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

Derivative Financial Instruments

             Beginning in the first quarter ended December 31, 2000, the Company adopted the provisions of FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”.  The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value.  SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  At December 31, 2000 the Company had included the fair value of derivative instruments, principally a written call option on an equity security, in marketable securities on the balance sheet.  The Company realized a $63,750 gain on the closing of this derivative contract in the quarter ended March 31, 2001.  The written call options held at December 31, 2000 were intended to assist the Company in managing risks associated with securities held by the Company.  There was no derivative trading activity during the quarter ended March 31, 2000, nor were any derivative instruments held at the end of the quarter ended March 31, 2000.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

             There has been no material change to the information concerning the Company’s market risk sensitive instruments as set forth in the Company’s 10-K for the fiscal year ended September 30, 2000.

PART II.           OTHER INFORMATION

Item 1.              Legal Proceedings

             The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, “Defendants”) in the Superior Court of the Commonwealth of Massachusetts.  The action is entitled Advanced Magnetics, Inc. v. Sanofi Pharmaceuticals, Inc. and Sanofi SA, Civil Action No. 97-5222B.  The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the “Agreement”), and seeks unspecified monetary damages.  In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement.  Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company’s alleged breach of the Agreement.  On November 13, 1998 the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants.  On November 23, 1998, the Defendants answered the Company’s amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company’s alleged conduct.  On June 15, 1999, the court granted partial summary judgment in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.’s counterclaims for breach of contract, unjust enrichment, conversion, account annexed and violation of Mass. Gen. Laws ch. 93A.  On October 29, 1999, the Company served a second motion for partial summary judgement which, among other things, requests judgement in its favor on Sanofi Pharmaceuticals, Inc.’s remaining counterclaims against the Company and for judgement in its favor on the Company’s breach of contract claim against the Defendants.  Also on October 29, 1999, the Defendants served a motion for partial summary judgement which, among other things, requests judgement in its favor on the Company’s remaining claims.  On October 4, 2000, the Court granted the Company’s motion and entered judgment on all remaining claims brought by Sanofi Pharmaceuticals, Inc.  In addition, the Court granted in part, and denied in part, Defendants’ motion for summary judgment.  Only the Company’s breach of contract claim against Sanofi SA remains in the case.  On December 26, 2000, the Court denied Sanofi SA and Sanofi Pharmaceuticals, Inc.’s Motion for Entry of Separate and Final Judgment, seeking to have the Court certify final judgment on all issues decided on summary judgment, except for the Company’s breach of contract claim against Sanofi SA.  The Court has set a trial date in June 2001.  While the final outcome of this litigation cannot be determined, the Company intends to pursue its remaining claim.  In the event that the judgments in the Company’s favor are reversed on appeal, the Company intends to defend those claims vigorously.  However, in such an event, the Company may not be able to successfully defend those claims and the failure of the Company to prevail for any reason could impair the Company’s financial resources and disrupt the Company’s future operating plans.

             There have been no material changes to the information concerning the Company’s other legal proceedings as set forth in the Company’s Form 10-K for the fiscal year ended September 30, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

             On February 6, 2001, the Company held its Annual Meeting of Stockholders.  At the meeting, the stockholders acted upon the election of directors and the proposed 2000 Stock Plan which provides for a maximum 1,000,000 shares of common stock, par value $0.01 per share, of the Company to be available for issuance thereunder.

             Votes “FOR” represent affirmative votes and do not include abstentions or broker non-votes.  In cases where a signed proxy was submitted without designation, the shares represented by the proxy were voted “FOR” the proposal to elect directors and the approval of the 2000 Stock Plan in the manner described in the Proxy Statement delivered to the holders of shares of the Company’s common stock on the record date.  On the record date (December 12, 2000), 6,773,932 shares of the Company’s common stock were issued and outstanding.

             Voting results were as follows:

Matter	For	Against	Withheld	Abstain
1. Election of Directors
Jerome Goldstein	5,743,287	N/A	508,295	N/A
Joseph B. Lassiter III	5,743,287	N/A	508,295	N/A
Michael D. Loberg	5,743,287	N/A	508,295	N/A
Edward B. Roberts	5,743,437	N/A	508,145	N/A
George M. Whitesides	5,743,437	N/A	508,145	N/A

Matter	For	Against	Abstain
2. Proposed 2000 Stock Plan	2,463,073	1,157,310	7,005

Item 6.  Exhibits and Reports on Form 8-K

             Exhibit 10.1       2000 Stock Plan

             The Company did not file any current reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.

Date	May 9, 2001	By	/s/ Jerome Goldstein
Jerome Goldstein, Treasurer and Chairman of the Board of Directors

Date	May 9, 2001	By	/s/ James A. Matheson
James A. Matheson, Vice President and Principal Accounting Officer