Form 10-Q
period 2001-06-30
ADVANCED MAGNETICS INC
filed 2001-08-13
CIK 792977

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to

Commission File #0-14732

ADVANCED MAGNETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2742593

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

61 Mooney Street
Cambridge, MA 02138
(Address of principal executive offices)

(617) 497-2070
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒   No  ☐

At August 6, 2001, 6,636,095 shares of registrant's common stock (par value, $.01) were outstanding.

ADVANCED MAGNETICS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

ADVANCED MAGNETICS, INC.
BALANCE SHEETS
JUNE 30, 2001 AND SEPTEMBER 30, 2000
(Unaudited)

ASSETS	June 30, 2001	September 30, 2000

Current assets:
Cash and cash equivalents	$12,764,390	$16,120,738
Marketable securities (Note C)	15,413,966	14,051,850
Accounts receivable	323,405	639,740
Inventories	82,116	91,456
Prepaid expenses	217,523	187,481

Total current assets	28,801,400	31,091,265
Property, plant and equipment:
Land	360,000	360,000
Building	4,654,047	4,618,296
Laboratory equipment	8,046,193	8,013,973
Furniture and fixtures	786,181	782,525

	13,846,421	13,774,794
Less—accumulated depreciation and amortization	(9,981,842)	(9,620,094)

Net property, plant and equipment	3,864,579	4,154,700
Other assets	483,592	421,626

Total assets	$33,149,571	$35,667,591

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$122,245	$611,891
Accrued expenses	417,226	848,483
Deferred revenues	3,945,925	3,923,986

Total current liabilities	4,485,396	5,384,360
Deferred revenues	12,892,312	15,977,599

Total liabilities	17,377,708	21,361,959
Commitments and Contingencies (Note F)	---	---
Stockholders' equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	---	---
Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 6,636,095 shares at June 30, 2001 and 6,773,932 shares at September 30, 2000	66,361	67,739
Additional paid-in capital	43,837,673	44,267,120
Retained earnings (deficit)	(27,391,131)	(28,110,546)
Accumulated other comprehensive income (loss)	(741,040)	(1,918,681)

Total stockholders' equity	15,771,863	14,305,632

Total liabilities and stockholders' equity	$33,149,571	$35,667,591

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
JUNE 30, 2001 AND 2000
(Unaudited)

	Three-Month Period Ended June 30,		Nine-Month Period Ended June 30,

	2001	2000*	2001	2000*

STATEMENT OF OPERATIONS
Revenues:
License fees	$1,143,902	$183,894	$3,192,269	$551,682
Royalties	200,000	200,000	600,000	623,246
Product sales	127,002	616,911	441,961	778,441
Contract research and development	---	---	---	106,003
Interest, dividends and net gains and losses on sales of securities	333,306	197,122	119,932	601,555

Total revenues	1,804,210	1,197,927	4,354,162	2,660,927
Cost and expenses:
Cost of product sales	53,606	43,195	125,495	106,149
Contract research and development expenses	---	---	---	3,195
Company sponsored research and development expenses	840,896	1,033,624	2,426,069	3,453,262
Selling, general and administrative expenses	380,365	519,864	1,257,821	1,603,462

Total costs and expenses	1,274,867	1,596,683	3,809,385	5,166,068
Income (loss) before cumulative effect of accounting change, other
Income and income tax provision	529,343	(398,756)	544,777	(2,505,141)
Other income	200,000	---	200,000	---
Provision for income taxes	(25,362)	---	(25,362)	---
Cumulative effect of accounting change (Note B)	---	---	---	(7,457,717)

Net income (loss)	$703,981	$(398,756)	$719,415	$(9,962,858)

Basic and diluted net income (loss) per share	$0.11	$(0.06)	$0.11	$(1.48)

Weighted average number of common shares	6,671,348	6,757,691	6,720,838	6,754,293
Weighted average number of common and common equivalent shares	6,706,546	6,757,691	6,735,486	6,754,293

*For comparison to quarterly results in prior periods reflecting the cumulative effect of accounting change, please refer to the Company's financial statements including the notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
JUNE 30, 2001 AND 2000
 (Unaudited)

	Three-Month Period Ended June 30,		Nine-Month Period Ended June 30,

	2001	2000*	2001	2000*

COMPREHENSIVE INCOME
Net income (loss)	$703,981	$(398,756)	$719,415	$(9,962,858)

Other comprehensive income (loss):
Unrealized gains (losses) on securities	3,365,966	36,752	726,156	(459,615
Reclassification adjustment for (gains) losses included in net income	(187,767)	---	451,485	---

Other comprehensive income (loss)	3,178,199	36,752	1,177,641	(459,615)

Comprehensive income (loss)	$3,882,180	$(362,004)	$1,897,056	$(10,422,473)

*For comparison to quarterly results in prior periods reflecting the cumulative effect of accounting change, please refer to the Company's financial statements including the notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED
JUNE 30, 2001 AND 2000
(Unaudited)

	Nine-Month Periods Ended June 30,

	2001	2000

Cash flows from operating activities:
Cash received from customers	$1,060,936	$982,594
Cash paid to suppliers and employees	(4,447,526)	(4,899,133)
Dividends and interest received	338,379	601,556
Royalties received	553,954	398,525
Other income	200,000	---
Income taxes paid	(94,752)	---

Net cash provided by (used in) operating activities	(2,389,009)	(2,916,458)
Cash flows from investing activities:
Proceeds from sales of securities	12,304,829	---
Proceeds from U.S. Treasury Notes maturing	12,000,000	---
Purchase of securities	(24,707,750)	(1,744,075)
Capital expenditures	(71,627)	(32,200)
(Increase) in other assets	(61,966)	(59,824)

Net cash provided by (used in) investing activities	(536,514)	(1,836,099)
Cash flows from financing activities:
Proceeds from issuances of common stock	14,875	61,968
Purchase of treasury stock	(445,700)	---

Net cash provided by (used in) financing activities	(430,825)	61,968

Net increase (decrease) in cash and cash equivalents	(3,356,348)	(4,690,589)
Cash and cash equivalents at beginning of the period	16,120,738	17,052,636

Cash and cash equivalents at end of the period	$12,764,390	$12,362,047

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
RECONCILIATION OF NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
FOR THE NINE-MONTH PERIODS ENDED
JUNE 30, 2001 AND 2000
 (Unaudited)

	Nine-Month Periods Ended June 30,

	2001	2000*

Net income (loss)	$719,415	$(9,962,858)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	---	7,457,717
Non-cash license fee revenue	(3,136,771)	(541,297)
Accretion of U.S. Treasury Notes discount	(233,039)	---
Decrease (increase) in accounts receivable, net	316,335	(124,188)
(Increase) decrease in inventories	9,340	45,184
(Increase) decrease in prepaid expenses	(30,042)	(57,728)
Depreciation and amortization	361,748	415,260
(Decrease) increase in accounts payable and accrued expenses	(920,903)	(148,548)
(Increase) decrease in deferred revenues	73,423	---
Net realized (gains) losses on sales of securities	451,485	---

Total adjustments	(3,108,424)	7,046,400

Net cash provided by (used in) operating activities	$(2,389,009)	$(2,916,458)

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
JUNE 30, 2001

A.         Summary of Accounting Policies

             Basis of Presentation

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

B.         Cumulative Effect of Accounting Change

             In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (“SAB 101”).  The effect of applying this change in accounting principle was a cumulative charge of $7,457,717, or $1.11 per share, in the first quarter ended December 31, 1999.  This cumulative change in accounting principle reflected the reversal of license fees and milestone payments that had been recognized in prior years.  Previously, the Company had recognized license fee revenue when the fees were non-refundable, a technology transfer occurred, no explicit commitment or obligation for scientific achievement existed, and the other portions of the agreement, principally supply and royalty, were priced at fair value.  Under the new accounting method applied retroactively to October 1, 1999, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreement.  During the nine months ended June 30, 2001 and 2000, the Company recognized $551,077 and $551,682, respectively, in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

C.         Marketable Securities

             The cost and market value of the Company’s marketable securities portfolio are as follows:

	June 30, 2001		September 30, 2000

	Cost	Fair Value	Cost	Fair Value

Common stock	$16,155,006	$15,413,966	$15,970,531	$14,051,850
U.S. Treasury notes	---	---	---	---

Total	$16,155,006	$15,413,966	$15,970,531	$14,051,850

D.         Income Tax

             The income tax provision for the three and nine-month periods ended June 30, 2001 reflects a change in estimate of fiscal 2000 alternative minimum tax.  There were no income tax provisions for the three and nine-month periods ended June 30, 2000 due to net operating losses in those periods.

E.          Earnings (Loss) Per Share

             The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below.  Aggregate options of 680,700 as of June 30, 2001 (weighted average exercise price of $6.61) and 483,256 as of June 30, 2000 (weighted average exercise price of $8.95) were outstanding as of June 30, 2001 and June 30, 2000, respectively.  Options in the money as of June 30, 2001 have been included in the calculation of weighted average shares, as the Company made a profit during the three and nine-month periods ended June 30, 2001.  Options outstanding during the quarter ended June 30, 2000 have not been included in the calculation of weighted average shares, since their effect would be anti-dilutive, given the net loss during the three and nine-month periods ended June 30, 2000.

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,

	2001	2000	2001	2000

Weighted average number of shares issued and outstanding	6,671,348	6,757,691	6,720,838	6,754,293
Common stock equivalents	35,198	---	14,648	---

As adjusted	6,706,546	6,757,691	6,735,486	6,754,293

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

             The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, “Defendants”) in the Superior Court of the Commonwealth of Massachusetts.  The action is entitled Advanced Magnetics, Inc. v. Sanofi Pharmaceuticals, Inc. and Sanofi SA, Civil Action No. 97-5222B.  The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the “Agreement”), and seeks unspecified monetary damages.  In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement.  Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company’s alleged breach of the Agreement.  On November 13, 1998, the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants.  On November 23, 1998, the Defendants answered the Company’s amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company’s alleged conduct.  On June 15, 1999, the Court granted partial summary judgment in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.’s counterclaims for breach of contract, unjust enrichment, conversion, account annexed and violation of Mass. Gen. Laws ch. 93A.  On October 29, 1999, the Company served a second motion for partial summary judgment which, among other things, requests judgment in its favor on Sanofi Pharmaceuticals, Inc.’s remaining counterclaims against the Company and for judgment in its favor on the Company’s breach of contract claim against the Defendants.  Also on October 29, 1999, the Defendants served a motion for partial summary judgment which, among other things, requests judgment in its favor on the Company’s remaining claims.  On October 4, 2000, the Court granted the Company’s motion and entered judgment on all remaining claims brought by Sanofi Pharmaceuticals, Inc.  In addition, the Court granted in part, and denied in part, Defendants’ motion for summary judgment.  Only the Company’s breach of contract claim against Sanofi SA remains in the case.  On December 26, 2000, the Court denied Sanofi SA and Sanofi Pharmaceuticals, Inc.’s Motion for Entry of Separate and Final Judgment, seeking to have the Court certify final judgment on all issues decided on summary judgment, except for the Company’s breach of contract claim against Sanofi SA.  The parties are currently seeking a mediation hearing prior to setting a court date.  While the final outcome of this litigation cannot be determined, the Company intends to pursue its remaining claim.  In the event that the judgments in the Company’s favor are reversed on appeal, the Company intends to defend those claims vigorously.  However, in such an event, the Company may not be able to successfully defend those claims and the failure of the Company to prevail for any reason could impair the Company’s financial resources and disrupt the Company’s future operating plans.

G.         Derivative Financial Instruments

             Beginning in the first quarter ended December 31, 2000, the Company has adopted the provisions of FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”.  The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value.  SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  The Company realized gains of $23,883 on the closing of derivative contracts in the quarter ended June 30, 2001 and had no gains in the quarter ended June 30, 2000.  There were no derivative instruments held at the end of the quarters ended June 30, 2001 or June 30, 2000.

Item 2 -             Management's Discussion and Analysis of Financial Condition and Results of Operations.

             This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements contained herein that do not describe historical facts are forward-looking statements.  The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties.  The factors that could cause actual results to differ materially from current expectations include the following: the ability to satisfy the conditions specified for final approval of Combidex® for imaging lymph nodes and to resolve the final labeling for Combidex with the FDA, the ability to successfully market Feridex I.V.®, GastroMARK® and any future products that receive FDA approval, the ability to successfully complete additional development efforts with respect to Combidex and Code 7228,  the Company’s dependence on its corporate partners, delays in arrangements with clinical and pre-clinical investigations, uncertainties relating to results of the clinical trials of Code 7228 or any other of the Company’s future  product candidates,  the Company’s ability to obtain future financing, uncertainties relating to patents and proprietary rights, uncertainties relating to third-party reimbursements, the ability of the Company to compete successfully in the future, the ability to continue to operate at commercial scale in compliance with FDA regulations and other applicable manufacturing requirements and the risks identified in the Company’s Securities and Exchange Commission filings, including but not limited to its Annual Report on Form 10-K for the fiscal year ended September 30, 2000.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  The Company disclaims any obligation to publicly update or revise any such statements to reflect any change in Company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

             Since its inception in November 1981, Advanced Magnetics, Inc. (“Advanced Magnetics” or the “Company”) has focused its efforts on developing applications of its core superparamagnetic particle technology.  This focus has led to the Company’s development and commercialization of novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease as well as therapeutic iron compounds for treating anemia.  The Company has funded its operations with cash from license fees from corporate partners, royalties, sales of its products, fees from contract research performed for third parties, the proceeds of financings and income earned on invested cash.  The Company’s success in the market for diagnostic products and iron therapeutics will depend, in part, on the Company’s ability to successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace.

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

             In June 2001, the Company submitted an Investigational New Drug Exemption (“IND”) with the FDA for Code 7228 for use in iron replacement therapy.  Code 7228 is scheduled to begin a Phase II clinical study in connection with this IND during the fourth quarter of this fiscal year.  Code 7228 is currently in Phase II clinical studies for use in Magnetic Resonance Angiography.

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

             A substantial portion of the Company’s expenses consists of research and development expenses.  In an effort to reduce expenditures and improve efficiency, the Company closed its Princeton, New Jersey office in October 2000 and reduced the number of employees engaged in clinical development activities.  All of the Company’s operating activities have been consolidated into the Cambridge office in order to improve managerial oversight and inter-departmental coordination and cooperation.  The Company may rely to a greater degree on contract research and development providers in the future and expects that research and development expenses will continue to be a significant portion of the Company’s total expenses.

Results of Operations for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000

Revenues

             Total revenues for the third fiscal quarter ended June 30, 2001 were $1,804,210 compared to $1,197,927 for the third fiscal quarter ended June 30, 2000.  The increase in revenues in the third quarter ended June 30, 2001 compared to the third quarter ended June 30, 2000 is primarily due to increases in license fees and gains on sales of securities, offset by reduced product sales.

             License fee revenue increased to $1,143,902 in the third fiscal quarter ended June 30, 2001 from $183,984 in the third fiscal quarter ended June 30, 2000.  The increase is primarily related to the recognition in the period of approximately $956,000 in deferred license fee revenue from a license and marketing arrangement signed with Cytogen Corporation in August 2000.

             Product sales for the third fiscal quarter ended June 30, 2001 were $127,002 compared to $616,911 for the third fiscal quarter ended June 30, 2000.  The decrease in sales of contrast agents is due primarily to the timing of orders from the Company’s marketing partners.  A large portion of the reduced sales is due to Feridex I.V., which has a two-year shelf life and had substantial shipments in the last half of fiscal 2000.

             Interest, dividends and gains on sales of securities resulted in revenues of $333,306 in the fiscal quarter ended June 30, 2001 compared to $197,122 for the fiscal quarter ended June 30, 2000. Interest, dividends and net gains on sales of securities consisted of the following:

	Third Quarter Ended June 30,

	2001	2000

Interest income	$133,551	$172,497
Dividend income	11,988	24,625
Net gains on sales of securities	187,767	---

Total	$333,306	$197,122

Costs and Expenses

             The Company incurred costs of $53,606 for products sold in the third fiscal quarter ended June 30, 2001 compared to $43,195 for the third fiscal quarter ended June 30, 2000.  The cost of product sales for the three-month period ended June 30, 2001 was 42% of product sales compared with 7% for the three-month period ended June 30, 2000.  The higher cost of sales in 2001 is due to the product mix of the sales, with a higher percentage of the sales in fiscal 2001 being GastroMARK sales, which have a higher cost of sales than Feridex I.V.

             Research and development expenses decreased to $840,896 from $1,033,624 for the third fiscal quarter ended June 30, 2001 as compared to the same period in the prior fiscal year.  This decrease arises from reduced activity on clinical trials associated with Combidex, and from efficiencies achieved from the closing of the Company’s Princeton, New Jersey office.  Selling, general and administrative expenses were $380,365 for the third fiscal quarter ended June 30, 2001 compared to $519,864 for the second fiscal quarter ended March 31, 2000. The reduced levels of expenditures for selling, general and administrative costs are a result of the closing of the Company’s Princeton, New Jersey office and the achievement of other cost efficiencies.

Income Taxes

             The income tax provision for the three-month period ended June 30, 2001 reflects a change in estimate of the fiscal 2000 alternative minimum tax.  There was no income tax provision for the three-month period ended June 30, 2000 due to net operating losses in that period.

Cumulative Effect of Accounting Change

             In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (“SAB 101”).  The effect of applying this change in accounting principle was a cumulative charge of $7,457,717, or $1.11 per share, in the first quarter ended December 31, 1999.  This cumulative change in accounting principle reflected the reversal of license fees and milestone payments that had been recognized in prior years.  Previously, the Company had recognized license fee revenue when the fees were non-refundable, a technology transfer occurred, no explicit commitment or obligation for scientific achievement existed, and the other portions of the agreement, principally supply and royalty, were priced at fair value.  Under the new accounting method applied retroactively to October 1, 1999, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreement.  During the fiscal quarters ended June 30, 2001 and 2000, the Company recognized $187,384 and $183,894, respectively, in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

Earnings

             For the reasons stated above, there was a net profit of $703,981 or $0.11 per share for the quarter ended June 30, 2001 compared to a net loss of $398,756 or $(0.06) per share for the fiscal quarter ended June 30, 2000.

Results of Operations for the Nine Months Ended June 30, 2001 as Compared to the Nine Months Ended June 30, 2000

Revenues

             Total revenues for the nine-month period ended June 30, 2001 were $4,354,162 compared to $2,660,927 for the nine-month period ended June 30, 2000.  The increase in revenues in the nine-month period ended June 30, 2001 compared to the nine-month period ended June 30, 2000 is due to an increase in license fee revenue, offset in part by decreases in product sales, contract research and development revenues and by losses on the sale of securities.

             License fee revenue increased to $3,192,269 in the nine months ended June 30, 2001 from $551,682 in the nine months ended June 30 2000.  The increase is primarily related to the recognition in the period of approximately $2,590,000 in deferred license fee revenue from a license and marketing arrangement signed with Cytogen Corporation in August 2000.

             Royalties for the nine-month period ended June 30, 2001 were $600,000 compared with royalties of $623,246 for the nine-month period ended June 30, 2000.

             Product sales for the nine-month period ended June 30, 2001 were $441,961 compared to $778,441 for the nine-month period ended June 30, 2000. The decrease in sales of contrast agents is due primarily to the timing of orders from the Company’s marketing partners.  A large portion of the reduced sales is due to Feridex I.V., which has a two-year shelf life and had substantial shipments in the last half of fiscal 2000.

             There were no contract research and development revenues for the nine-month period ended June 30, 2001 compared with $106,003 for the nine-month period ended June 30, 2000.  Contract research and development revenues are reimbursements of expenditures for clinical trials.  The decrease reflects the completion of certain clinical trials in early fiscal 2000.

             Interest, dividends and gains and losses on sales of securities resulted in net revenues of $119,932 for the nine-month period ended June 30, 2001 compared to revenues of $601,555 for the nine-month period ended June 30, 2000.  The decrease is due primarily to losses on the sale of securities during the nine -month period ended June 30, 2001 compared with no gains or losses on the sale of securities during the nine-month period ended June 30, 2000.

Costs and Expenses

             The cost of product sales for the nine-month period ended June 30, 2001 was $125,495 compared to $106,149 for the nine-month period ended June 30, 2000.  The cost of product sales for the nine-month period ended June 30, 2001 was 28% of product sales compared with 14% for the nine-month period ended June 30, 2000. The change is due to the product mix of the sales, with a high percentage of the sales in fiscal 2001 being GastroMARK sales, which have a higher cost of sales than Feridex I.V. sales.  There were no direct costs for contract sponsored research and development in the nine months ended June 30, 2001, while there were $3,195 in direct costs for contract sponsored research and development in the nine months ended June 30, 2000.  The reduction is due to the completion of contract research and development in early fiscal 2000.

             Company sponsored research and development expenses for the nine-month period ended June 30, 2001 were $2,426,069 compared to $3,453,262 for the same period in 2000.  The decrease reflected the completion of certain clinical trials for Combidex, and the achievement of efficiencies from the closing of the Company’s Princeton, New Jersey office.  Selling, general and administrative expenses decreased to $1,257,821 for the nine-month period ended June 30, 2001 from $1,603,462 for the nine-month period ended June 30, 2000.  The reduced levels of expenditures for selling, general and administrative costs, are a result of the closing of the Company’s Princeton, New Jersey office and the achievement of other cost efficiencies.

Income Taxes

             The income tax provision for the nine-month period ended June 30, 2001 reflects a change in estimate of the fiscal 2000 alternative income tax.  There was no income tax provision for the nine-month period ended June 30, 2000 due to net operating losses in that period.

Cumulative Effect of Accounting Change

             In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (“SAB 101”).  The effect of applying this change in accounting principle was a cumulative charge of $7,457,717, or $1.11 per share, in the first quarter ended December 31, 1999.  During the nine months ended June 30, 2001 and 2000, the Company recognized $551,077 and $551,682, respectively, in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

Earnings

             For the reasons stated above, there was a net profit of $719,415 or $0.11 per share for the nine-month period ended June 30, 2001, compared to a net loss for the nine-month period ended June 30, 2000 of $9,962,858 or $(1.48) per share.

Liquidity and Capital Resources

             At June 30, 2001, the Company’s cash and cash equivalents totaled $12,764,390 compared to $16,120,738 at September 30, 2000.  In addition, the Company had marketable securities of $15,413,966 at June 30, 2001 compared to $14,051,850 at September 30, 2000.  Net cash used in operating activities was $2,389,009 in the nine-month period ended June 30, 2001 compared to net cash used in operating activities of $2,916,458 in the nine-month period ended June 30, 2000.  Cash used in investing activities was $536,514 for the nine-month period ended June 30, 2001 compared to $1,836,099 used in investing activities in the nine-month period ended June 30, 2000.  The cash used in investing activities during the nine-month period ended June 30, 2001 consisted primarily of $24,707,750 for the purchase of securities.  Proceeds from investing activities in the nine-month period ended June 30, 2001 included $12,304,829 from the sale of marketable securities and $12,000,000 from the maturing of a U.S. Treasury Notes.  There was $430,825 in cash used in financing activities in the nine-month period ended June 30, 2001 compared with $61,968 provided by financing activities in the nine-month period ended June 30, 2000.  A total of $445,700 was used to purchase the Company’s common stock during the nine-month period ended June 30, 2001.  Cash provided by financing activities in each period consisted of proceeds from the exercise of stock options by Company employees.

             Capital expenditures during the nine-month period ended June 30, 2001 were $71,627 compared to $32,200 in the nine-month period ended June 30, 2000.  This reflects a slightly increased level of expenditures on upgrades to existing property, plant and equipment.

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

Derivative Financial Instruments

             Beginning in the first quarter ended December 31, 2000, the Company has adopted the provisions of FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”.  The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value.  SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  The Company realized gains of $23,883 on the closing of derivative contracts in the quarter ended June 30, 2001 and had no gains in the quarter ended June 30, 2000.  There were no derivative instruments held at the end of the quarters ended June 30, 2001 or June 30, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

             There has been no material change to the information concerning the Company’s market risk sensitive instruments as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

PART II.           OTHER INFORMATION

Item 1.   Legal Proceedings

             The Company filed suit on October 7, 1997 against Sanofi Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, “Defendants”) in the Superior Court of the Commonwealth of Massachusetts.  The action is entitled Advanced Magnetics, Inc. v. Sanofi Pharmaceuticals, Inc. and Sanofi SA, Civil Action No. 97-5222B.  The Company claims that the Defendants tortiously interfered with a license, supply and marketing agreement (the “Agreement”), and seeks unspecified monetary damages.  In addition, the Company seeks a declaration that the Defendants do not have any rights under the Agreement and that the Company has not breached the Agreement.  Sanofi Pharmaceuticals, Inc., filed counterclaims against the Company on February 4, 1998 seeking compensatory damages of $11,500,000 and multiple damages as a result of the Company’s alleged breach of the Agreement.  On November 13, 1998, the Company filed an amended complaint adding claims for unfair competition and breach of contract against the Defendants.  On November 23, 1998, the Defendants answered the Company’s amended complaint, and Sanofi Pharmaceuticals, Inc. served a new set of counterclaims seeking compensatory damages of $15,000,000 and multiple damages as a result of the Company’s alleged conduct.  On June 15, 1999, the Court granted partial summary judgment in favor of the Company and against the Defendants, declared that the Company did not breach the Agreement, was not unjustly enriched, and did not violate Mass. Gen. Laws ch. 93A, and dismissed Sanofi Pharmaceuticals, Inc.’s counterclaims for breach of contract, unjust enrichment, conversion, account annexed and violation of Mass. Gen. Laws ch. 93A.  On October 29, 1999, the Company served a second motion for partial summary judgment which, among other things, requests judgment in its favor on Sanofi Pharmaceuticals, Inc.’s remaining counterclaims against the Company and for judgment in its favor on the Company’s breach of contract claim against the Defendants.  Also on October 29, 1999, the Defendants served a motion for partial summary judgment which, among other things, requests judgment in its favor on the Company’s remaining claims.  On October 4, 2000, the Court granted the Company’s motion and entered judgment on all remaining claims brought by Sanofi Pharmaceuticals, Inc.  In addition, the Court granted in part, and denied in part, Defendants’ motion for summary judgment.  Only the Company’s breach of contract claim against Sanofi SA remains in the case.  On December 26, 2000, the Court denied Sanofi SA and Sanofi Pharmaceuticals, Inc.’s Motion for Entry of Separate and Final Judgment, seeking to have the Court certify final judgment on all issues decided on summary judgment, except for the Company’s breach of contract claim against Sanofi SA.  The parties are currently seeking a mediation hearing prior to setting a court date.  While the final outcome of this litigation cannot be determined, the Company intends to pursue its remaining claim.  In the event that the judgments in the Company’s favor are reversed on appeal, the Company intends to defend those claims vigorously.  However, in such an event, the Company may not be able to successfully defend those claims and the failure of the Company to prevail for any reason could impair the Company’s financial resources and disrupt the Company’s future operating plans.

             With the exception of the information set forth in the notes to the financial statements contained in Part I of this Form 10-Q, there have been no material changes to the information concerning the Company’s legal proceedings as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits
Exhibit Number	Description

3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.
3.2	By-Laws of the Company, as amended, incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(b)        Reports on Form 8-K

On April 30, 2001, the Company filed a current report on Form 8-K to report, under Item 9, its distribution of a letter to the Company’s shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.

Date	August 13, 2001	By	/s/ Jerome Goldstein

Jerome Goldstein, Treasurer and Chairman of the Board of Directors

Date	August 13, 2001	By	/s/ James A. Matheson

James A. Matheson, Vice President and Principal Accounting Officer