Form 10-K405
period 2001-09-30
ADVANCED MAGNETICS INC
filed 2001-12-14
CIK 792977

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                       OR

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of December 11, 2001, there were 6,633,895 shares of the registrant's Common Stock, $.01 par value per share, outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates as of December 11, 2001 was approximately $26,668,258.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, scheduled to be held on February 5, 2002, pursuant to regulation 14A within 120 days of the end of the fiscal year ended September 30, 2001. Portions of such Proxy Statement are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ADVANCED MAGNETICS, INC. MAKES SUCH FORWARD-LOOKING STATEMENTS PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IN THIS ANNUAL REPORT ON FORM 10-K, WORDS SUCH AS "MAY," "WILL," "EXPECTS," "INTENDS," AND SIMILAR EXPRESSIONS (AS WELL AS OTHER WORDS OR EXPRESSIONS REFERENCING FUTURE EVENTS, CONDITIONS OR CIRCUMSTANCES) ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED, PROJECTED, ANTICIPATED OR INDICATED IN ANY FORWARD-LOOKING STATEMENTS. ANY FORWARD-LOOKING STATEMENT SHOULD BE CONSIDERED IN LIGHT OF FACTORS DISCUSSED IN ITEM 7 UNDER "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY SUCH STATEMENTS TO REFLECT ANY CHANGE IN COMPANY EXPECTATIONS OR IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENTS MAY BE BASED, OR THAT MAY AFFECT THE LIKELIHOOD THAT ACTUAL RESULTS WILL DIFFER FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS, EXCEPT AS SPECIFICALLY REQUIRED BY LAW.

ITEM 1. BUSINESS:

COMPANY OVERVIEW

    Advanced Magnetics, Inc., a Delaware corporation ("Advanced Magnetics" or the "Company"), is dedicated to the development and commercialization of therapeutic iron compounds for treating anemia as well as novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease. In June 2001, the Company filed an Investigational New Drug Exemption ("IND") with the U.S. Food and Drug Administration ("FDA") for Code 7228, the lead product in the Company's development pipeline, for use as an iron replacement therapeutic for patients suffering from chronic anemia. Code 7228 is currently in Phase II clinical studies in chronic kidney disease patients receiving erythropoietin for the treatment of anemia. Code 7228 is also in Phase II clinical studies for use in magnetic resonance angiography ("MRA") and is being evaluated for magnetic resonance imaging ("MRI") applications in oncology. In June 2000, the Company received an approvable letter, subject to certain conditions, from the FDA for Combidex-Registered Trademark-, the Company's contrast agent to aid in the diagnosis of lymph node disease. The Company is currently discussing the outstanding issues from the approvable letter with the FDA in an effort to bring COMBIDEX to market. The Company's liver contrast agent, Feridex
I.V.-Registered Trademark-, is approved and marketed in Europe, Japan, the United States, Argentina, South Korea, China and Israel. In December 2000, the Company submitted a supplemental New Drug Application ("sNDA") with the FDA for FERIDEX I.V. seeking an expanded indication as well as a more convenient dosing regimen. In August 2001, the FDA determined that the sNDA was not approvable. The Company is currently evaluating its response to the FDA's decision. The Company's oral contrast agent, GastroMARK-Registered Trademark-, used for delineating the bowel in MRI procedures, is approved and marketed in Europe and the United States.

    The Company was incorporated in Delaware in November 1981. The Company's principal offices are located at 61 Mooney Street, Cambridge, Massachusetts 02138, and its telephone number is (617) 497-2070.

IRON REPLACEMENT THERAPY

    Iron replacement therapy plays a major role, along with erythropoietin, a hormone produced in the kidneys that stimulates red blood cell production, in treating certain types of chronic anemia in patients suffering from chronic kidney disease or kidney failure as well as in many patients receiving chemotherapy. According to the United States Renal Data System 2001 Annual Report, in 1999 there were over 230,000 dialysis patients and approximately 800,000 pre-dialysis patients suffering from varying degrees of kidney failure in the United States. The majority of dialysis patients, as well as some pre-dialysis patients, suffer from anemia and receive erythropoietin and iron replacement therapy to manage this condition.

ANEMIA

    The cells in the body need oxygen, which is carried from the lungs to the tissues throughout the body by the red blood cells. Specifically, hemoglobin, a protein found in red blood cells, binds to the oxygen to transport it throughout the body. Anemia is a condition in which the body does not have enough red blood cells, and therefore does not have enough hemoglobin to transport the amount of oxygen the body needs. If the body's tissues receive less oxygen than the body needs, it can lead to fatigue and weakness. Normal red blood cell production requires both erythropoietin and an adequate supply of iron.

THE BODY'S IRON STORES

    The average adult has from 2 to 4 grams of iron stored in the body. Approximately 2/3 of this iron is in the hemoglobin and 1/3 is in storage, including in the bone marrow, the spleen and the liver. The body conserves iron, losing approximately 0.03% daily, which requires supplementation of about 1 mg per day. This supplementation comes from dietary intake for most adults. When the body needs extra iron, often as a result of bleeding, pregnancy or disease, the body accesses its iron stores because it is difficult to absorb extra iron from the diet.

KIDNEY DISEASE AND ANEMIA

    Diseased kidneys do not produce enough erythropoietin to stimulate the production of the amount of red blood cells the body needs. As a result, people with chronic kidney disease often develop anemia. To increase red blood cell production, chronic kidney disease patients suffering from anemia are often given recombinant erythropoietin therapy, which in turn increases their need for iron. Long-term use of erythropoietin therapy causes the body to progressively deplete its iron stores to meet this increased need for iron. As a result, the majority of these chronic kidney disease patients eventually develop iron deficiency anemia. In addition, when iron stores become too low, erythropoietin therapy becomes less effective in treating anemia. For hemodialysis patients in particular, iron deficiency is made worse by blood loss in the dialysis procedure or intermittent gastrointestinal bleeding.

CHEMOTHERAPY AND ANEMIA

    Chemotherapy helps eliminate cancer cells, but it can also eliminate healthy cells, such as blood cells, which may decrease red blood cell levels and cause anemia. In addition, for some cancer patients undergoing chemotherapy treatments, the kidneys are affected by the chemotherapy and, like chronic kidney disease patients, do not produce enough erythropoietin to stimulate sufficient red blood cell production. In recent years, doctors have started giving cancer patients recombinant erythropoietin therapy to treat their anemia. As with chronic kidney disease patients, some cancer patients receiving erythropoietin will also eventually need intravenous ("IV") iron replacement therapy to maintain healthy body iron stores and effectively treat the anemia.

CODE 7228 AND THE TREATMENT OF CHRONIC ANEMIA

    For most patients receiving erythropoietin, oral iron supplements do not adequately replenish the body's iron stores. Oral iron is not well absorbed by the gastrointestinal tract and can often have unpleasant side effects, such as constipation, diarrhea and cramping, that cause people to stop taking the iron supplements. As an IV iron replacement product, Code 7228 could allow for significantly greater amounts of iron to be provided to patients whose iron stores have been severely depleted in comparison to oral iron supplements and could avoid the side effects associated with taking oral iron.

Accordingly, Code 7228 could provide a more effective and desirable form of iron replacement therapy than oral iron supplement treatments for patients suffering from chronic anemia.

MRI CONTRAST AGENTS

DIAGNOSTIC IMAGING

    Diagnostic imaging is generally a non-invasive method to visualize internal structures, abnormalities or anatomical changes in order to diagnose disease and injury. Today, the most widely accepted imaging techniques include x-rays, ultrasound, nuclear medicine, computed tomography ("CT") and MRI. Since the introduction of x-rays, doctors have sought increasingly accurate and detailed non-invasive visualization of soft tissue for diagnostic purposes. The choice of diagnostic imaging technique to be used in any particular circumstance depends upon a variety of factors, including the particular disease or condition to be studied, image quality, availability of imaging machines, availability of contrast agents, cost and managed health care policies. There is no imaging technique that is considered superior to all others for most or all diagnostic applications.

MAGNETIC RESONANCE IMAGING

    Introduced in the 1980's, MRI is the diagnostic imaging technique of choice for the central nervous system and is widely used for the imaging of ligaments and tendons. MRI provides high-quality spatial resolution and does not use radiation. In MRI procedures, the patient is placed within the core of a large magnet where radio frequency signals are transmitted into the patient's body, the interaction of which produces signals that are processed by a computer to create cross-sectional images.

MRI CONTRAST AGENTS

    Contrast agents play a significant role in improving the quality of diagnostic images by increasing the contrast between different internal structures or types of tissues in various disease states and medical conditions of interest. Consequently, contrast agents, which may be administered intravenously or orally, are widely used when available. MRI contrast agents currently marketed in the United States are used primarily in imaging the central nervous system. The availability of effective contrast agents often determines the choice of imaging technique for a particular procedure. The Company believes that the development of effective MRI contrast agents would allow MRI to be used for a wider range of applications, such as the diagnosis and staging of cancer, and should increase the use of MRI as a diagnostic imaging technique, in turn generating additional demand for MRI contrast agents.

    Currently available imaging techniques can be of limited usefulness in visualizing certain soft-tissue structures. For example, the liver and the lymphatic system are among the principal sites where metastases of many common cancers, including colon, prostate and breast cancer, are discovered. Contrast enhanced computed tomography ("CECT") is currently the primary imaging technique used to confirm a preliminary or suspected diagnosis of liver cancer. The Company believes that MRI exams of the liver produced with contrast agents provide more diagnostic information and permit the identification of smaller abnormalities than images produced by MRI studies without contrast agents or images produced by CECT. FERIDEX I.V. was the first organ-specific MRI contrast agent designed specifically for the liver and is marketed in the United States, Europe, Japan, Argentina, South Korea, China and Israel.

    Additionally, the Company believes that MRI exams of lymph nodes using a contrast agent provide increased confidence in the diagnosis and staging of metastatic disease. As a result, MRI contrast agents can allow for more accurate diagnosis and monitoring of treatment results and may be a cost-effective way to assess medical treatments and to improve patient outcomes. With respect to the lymphatic system, there are no contrast agents currently available. An MRI contrast agent that localizes to and causes contrast enhancement of the lymph nodes, such as COMBIDEX, could allow for more accurate disease diagnosis and monitoring of treatment results.

    To facilitate the marketing and distribution of its MRI contrast agents, the Company has entered into strategic relationships with certain established pharmaceutical companies. These marketing and distribution alliances, both in the United States and abroad, include: (i) Guerbet S.A. ("Guerbet"), a leading European producer of contrast agents, in western Europe and Brazil; (ii) Eiken Chemical Co., Ltd. ("Eiken"), one of Japan's leading medical diagnostics manufacturers, in Japan; (iii) Berlex Laboratories, Inc. ("Berlex"), a leading U.S. marketer of MRI contrast agents, in the United States; (iv) Cytogen Corporation ("Cytogen"), a U.S. marketer of oncology products, in the United States; and (v) Mallinckrodt Inc. ("Mallinckrodt"), a unit of Tyco, Inc. and a leading manufacturer of contrast agents, in the United States, Canada and Mexico.

ADVANCED MAGNETICS' CORE TECHNOLOGY

    Advanced Magnetics' core technology is based on the characteristic properties of extremely small, polysaccharide-coated superparamagnetic iron oxide particles. The Company's core competencies are the ability to design such particles for particular applications, manufacture the particles in controlled sizes and cover the particles with different coatings depending upon the application. The Company's technology and expertise enable it to synthesize, sterilize and stabilize these iron oxide particles in a manner necessary for their use in pharmaceutical products such as iron replacement therapeutics and MRI contrast agents. In the area of iron replacement therapeutics, because the Company's iron oxide particles are composed of bioavailable iron that is easily absorbed by the body and incorporated into the body's iron stores, products using the Company's core technology are ideal for use in IV iron replacement therapy. In the field of MRI, when these particles are used as MRI contrast agents and placed in a magnetic field, they become strongly magnetic, but lose their magnetism once the field is removed. Once inside the targeted organ or area of study, the properties of the Company's iron oxide particles result in images that show greater soft tissue contrast and thus increase the information available to the reviewing physicians. The Company's rights to its technology are derived from and/or protected by license agreements, patents, patent applications and trade secret protections. See "Patents and Trade Secrets."

PRODUCTS

    The following table summarizes applications and potential applications, marketing alliances and current U.S. and foreign status for each of the Company's products and product candidates.

                          ADVANCED MAGNETICS' PRODUCTS

 PRODUCT       APPLICATIONS     MARKETING ALLIANCES     U.S. STATUS           FOREIGN STATUS
----------  ------------------  -------------------  ------------------  -------------------------
CODE 7228   Iron replacement                         Phase II clinical
            therapy.                                 trials underway in
                                                     iron replacement
                                                     therapy.
            Magnetic resonance                       Phase II clinical
            angiography.                             trials underway in
                                                     magnetic resonance
                                                     angiography.
            Primary and         Cytogen for
            secondary tumor     oncology
            imaging, lymph      applications only
            node imaging.       (United States).

COMBIDEX    Diagnosis of lymph  Cytogen (United      Approvable Letter   EU Dossier filed December
            node disease.       States), Guerbet     received June       1999. Additional clinical
                                (western Europe and  2000, subject to    trials in process.
                                Brazil).             certain
                                                     conditions.

 PRODUCT       APPLICATIONS     MARKETING ALLIANCES     U.S. STATUS           FOREIGN STATUS
----------  ------------------  -------------------  ------------------  -------------------------
FERIDEX     Diagnosis of liver  Berlex (United       Approved and        Approved and marketed in
I.V.        lesions.            States), Eiken       marketed.           Japan and most EU
                                (Japan), Guerbet                         countries.
                                (western Europe and
                                Brazil).

GASTROMARK  Marking of the      Guerbet (western     Approved and        Approved and marketed in
            bowel in abdominal  Europe and Brazil),  marketed.           several EU countries.
            imaging.            Mallinckrodt
                                (United States).

    "Phase I clinical trials" refers to the first phase of human pharmaceutical clinical trials in which testing for the safety and tolerance of the product is conducted on a small group of normal subjects. "Phase II clinical trials" and "Phase III clinical trials" are the second and third phases of human clinical trials, where preliminary dosing and efficacy studies are conducted and where additional testing for efficacy and safety is conducted on an expanded patient group. "IND" is an Investigational New Drug Exemption that is filed with the FDA when seeking to begin human clinical studies. "NDA" is a New Drug Application that is filed with the FDA when seeking marketing approval for a product in the United States. "Dossier" is the European Union ("EU") equivalent of an NDA and is filed with the Committee for Proprietary Medicinal Products ("CPMP"), the EU equivalent of the FDA. "Approvable Letter" is an official letter received from the FDA in response to an NDA that has been submitted, indicating that a product is approvable but that the FDA still has some questions or comments that need to be resolved before such product can be given final marketing approval. For a further description of the substantial regulatory requirements subsequent to the completion of pre-clinical testing, see "Government Regulation and Reimbursement."

    CODE 7228. The Company believes Code 7228 will be useful in iron replacement therapy for patients receiving erythropoietin because Code 7228 consists of bioavailable iron which may be administered intravenously, allowing for more efficient replenishment of the body's iron stores without the common side effects associated with oral iron supplements. Code 7228 is also a blood pool agent, an agent that stays in the blood stream for an extended period of time, which may make Code 7228 useful as a contrast agent for MRA as well as for cardiac perfusion. In addition, Code 7228 may be useful for the detection of metastatic and primary tumors, including breast cancer, and may also improve tumor border delineation. The product is currently in Phase II clinical studies for use in iron replacement therapy and in Phase II clinical studies for use in MRA.

    The Company has granted exclusive rights to market Code 7228 for oncology applications in the United States to Cytogen. See "Licensing and Marketing Arrangements."

    COMBIDEX. The Company believes that COMBIDEX will be useful in the diagnostic imaging of lymph nodes. Lymph nodes are frequently the site for metastases of different types of cancer, particularly breast cancer and prostate cancer. Effective imaging of lymph nodes could play a role in determining appropriate patient management. There are currently no available non-invasive methods for distinguishing between lymph nodes enlarged by the infiltration of cancerous cells as opposed to inflammation. Since CT and unenhanced MRI, the imaging modalities currently used for imaging lymph nodes, cannot distinguish between inflamed nodes and cancerous nodes, the current practice is to assume that enlarged nodes are cancerous and to perform a biopsy to establish their true status. Nodes less than ten millimeters in size are often assumed to be normal. The Company believes that COMBIDEX will enable doctors using MRI to have improved diagnostic confidence in differentiating between normal and diseased lymph nodes, irrespective of node size, because the Company has demonstrated in clinical studies that COMBIDEX only accumulates in normal lymph node tissue and can therefore facilitate differentiation between cancerous nodes and other nodes.

    The Company has granted exclusive rights to market and sell COMBIDEX in the United States to Cytogen and in western Europe and Brazil to Guerbet. See "Licensing and Marketing Arrangements."

    FERIDEX I.V. The liver is a principal site for metastasis of primary cancer originating in other parts of the body, particularly colon cancer, a common type of cancer in the United States. Identification of metastatic tumors in the liver has a significant impact on physicians' treatment plans for cancer because proper staging of disease affects treatment plans. Diagnosis of metastases at an early stage can be difficult because small tumors are frequently not accompanied by detectable physical symptoms. The Company believes that contrast-enhanced MRI exams using FERIDEX I.V. allow for the ability to image liver tumors that may not be visible with CT scanning or ultrasound, the most widely used techniques for liver imaging, and that liver scans may now be performed using contrast-enhanced MRI instead of, or in addition to, CT scanning and ultrasound.

    FERIDEX I.V. was approved by the FDA in August 1996. In October 1996, Berlex, the Company's exclusive U.S. marketing alliance, began the marketing of FERIDEX I.V. in the United States. In addition, FERIDEX I.V. was approved in August 1994 by the EU's CPMP and most of the member states of the EU have since issued local approvals to market the product. Guerbet began marketing the product in Europe in late 1994. Eiken received approval for marketing the product in Japan in July 1997 and received pricing approval in September 1997. FERIDEX I.V. was launched in Japan in September 1997 through Eiken's affiliate Tanabe Seiyaku, Ltd. See "Licensing and Marketing Arrangements."

    GASTROMARK. MRI of organs and tissues in the abdomen without contrast agents is difficult because these organs and tissues cannot be easily distinguished from the loops of the bowel. GASTROMARK, the Company's oral contrast agent for marking of the bowel, when ingested, flows through and darkens the bowel. By more clearly identifying the intestinal loops, GASTROMARK improves visualization of adjacent abdominal tissues, such as the pancreas.

    In April 1997, the Company's marketing alliance, Mallinckrodt, launched GASTROMARK in the United States. In addition, the Company has licensed the marketing rights to GASTROMARK on an exclusive basis to Guerbet in western Europe and Brazil. During fiscal 1993, Guerbet began marketing the product in several EU countries. See "Licensing and Marketing Arrangements."

LICENSING AND MARKETING ARRANGEMENTS

    BERLEX. In February 1995, the Company entered into a licensing and marketing agreement and a supply agreement with Berlex, granting Berlex a product license and exclusive marketing rights to FERIDEX I.V. in the United States and Canada. Under the terms of the agreements, Berlex paid a $5,000,000 non-refundable license fee in fiscal 1995 and an additional $5,000,000 non-refundable license fee in October 1996 upon the FDA's marketing approval of FERIDEX I.V. In addition, the Company receives payments for manufacturing the product and royalties on sales. Under the terms of the agreements, Berlex pays for 60% of ongoing development expenses related to FERIDEX I.V. These agreements expire in 2010 but can be terminated earlier upon the occurrence of certain specified events. Under the terms of the license and marketing agreement, the Company has the right to terminate the exclusive marketing rights based on the failure of Berlex to achieve minimum sales targets, but has not exercised that right at this time.

    CYTOGEN. In August 2000, the Company entered into a license and marketing agreement and a supply agreement with Cytogen. The Company granted Cytogen the exclusive right to market and sell in the United States COMBIDEX, Code 7228 for oncology applications and agreed to grant to Cytogen the exclusive right to market and sell FERIDEX I.V. if the Company's existing marketing arrangement for FERIDEX I.V. terminates for any reason. Upon signing of the agreements, the Company received 1,500,000 shares of Cytogen common stock as a non-refundable license fee. An additional 500,000 shares of Cytogen common stock were placed in escrow and will be released to the Company upon satisfaction of certain milestones under the agreements. Cytogen has agreed to pay the Company for manufacturing and supplying the products and royalties on sales, if any. These agreements have an initial ten-year term with automatic five-year extensions, but can be terminated earlier upon the occurrence of certain specified events.

    EIKEN. In 1988, the Company entered into a manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right to manufacture and distribute FERIDEX I.V. in Japan. Eiken was responsible for conducting clinical trials and securing the necessary regulatory approval in Japan which was received in 1997. Under the terms of the agreement, Eiken paid the Company a license fee of $1,500,000. In addition, Eiken pays royalties based upon sales. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals were obtained.

    In 1990, the Company entered into a second manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right to manufacture and distribute GASTROMARK and COMBIDEX in Japan. In addition, for a period of 180 days after the Company files an IND for any future Advanced Magnetics' MRI contrast agent, Eiken has the right of first refusal to manufacture and distribute such product in Japan. Upon execution of this agreement, Eiken paid the Company a license fee of $1,000,000. Additionally, Eiken agreed to pay the Company royalties on sales of all products sold by Eiken under the agreement. The agreement is perpetual but terminable upon certain specified events. Due to market conditions in Japan, Eiken has decided not to market GASTROMARK or COMBIDEX and rights to these products in Japan have reverted back to the Company. Additionally, Eiken has decided not to exercise its option to develop Code 7228 in Japan.

    GUERBET. In 1987, the Company entered into a supply and distribution agreement with Guerbet. Under this agreement, Guerbet has been appointed the exclusive distributor of FERIDEX I.V. in western Europe and Brazil (under the tradename Endorem-TM-). Guerbet is responsible for conducting clinical trials and securing the necessary regulatory approvals in the countries in its territory. Under the terms of this agreement, Guerbet paid the Company license fees and is obligated to pay royalties based on sales. The Company is entitled to receive an additional percentage of Guerbet's sales in return for selling to Guerbet its requirements for the active ingredient used in ENDOREM. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals were obtained in France.

    In 1989, the Company entered into a second supply and distribution agreement with Guerbet granting Guerbet an exclusive right in western Europe and Brazil to manufacture and sell GASTROMARK (under the tradename Lumirem-TM-) and the option to acquire such rights to any future Advanced Magnetics MRI contrast agents. Guerbet has taken the rights to COMBIDEX (under the tradename Sinerem-TM-). Guerbet has not met its contractual obligations with respect to the exercise of its option to acquire rights to Code 7228, and, accordingly, rights to this product have reverted back to the Company. Under the terms of this second distribution agreement, Guerbet paid the Company a license fee in 1989. In addition, Guerbet has agreed to pay the Company royalties and a percentage of net sales as the purchase price for the active ingredient of the licensed products. The Company is required to sell to Guerbet its requirements for the active ingredient used in the contrast agents. The agreement is perpetual but terminable upon certain specified events.

    MALLINCKRODT. In 1990, the Company entered into a manufacturing and distribution agreement with Mallinckrodt granting Mallinckrodt a product license and co-marketing rights to GASTROMARK in the United States, Canada and Mexico. Under the terms of the agreement, the Company reserved the right to sell GASTROMARK through its own direct sales personnel. Mallinckrodt paid $1,350,000 in license fees and a $500,000 non-refundable milestone payment upon FDA marketing approval of GASTROMARK. In addition, the Company receives royalties based on Mallinckrodt's GASTROMARK sales as well as a percentage of sales for supplying the active ingredient. The agreement is perpetual but terminable upon certain specified events.

    SQUIBB DIAGNOSTICS. In 1994, under an agreement with Squibb Diagnostics, a division of Bristol-Myers Squibb Co., the Company reacquired the development and marketing rights to COMBIDEX, which had previously been licensed to Squibb Diagnostics. Pursuant to this agreement, the Company is obligated to pay up to a maximum of $2,750,000 in royalties to Squibb Diagnostics in connection with the Company's product sales of COMBIDEX.

    The Company is the licensee of certain technologies under agreements with third parties which require the Company to make payments in accordance with these license agreements and upon the attainment of particular milestones. The Company is also required to pay royalties on a percentage of certain product sales, if any. There were no milestone payments in fiscal years 1999, 2000 or 2001. Future milestone payments are not to exceed $400,000.

MANUFACTURING AND SUPPLY ARRANGEMENTS

    The Company's Cambridge, Massachusetts facility is registered with the FDA and is subject to "current Good Manufacturing Practices" ("cGMP") as prescribed by the FDA. The Company currently manufactures FERIDEX I.V. bulk product for sale to Guerbet, FERIDEX I.V. finished product for sale to Berlex and GASTROMARK bulk product for sale to Guerbet and Mallinckrodt at its Cambridge, Massachusetts facility. The Company intends to manufacture COMBIDEX formulated drug product for commercial use, subject to FDA approval, and Code 7228 finished product for clinical use at this facility. The Company intends to use a contract manufacturer for the final manufacturing of COMBIDEX.

PATENTS AND TRADE SECRETS

    The Company considers the protection of its technology to be material to its business. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the Company places considerable importance on obtaining patent and trade secret protection for current and future technologies and products. The Company's success will, in large part, depend on its ability to maintain the proprietary nature of the Company's technology and other trade secrets. To do so, the Company must prosecute and maintain existing patents, obtain new patents and pursue trade secret protection. The Company also must operate without infringing the proprietary rights of third parties or letting third parties infringe the Company's rights.

    The Company's policy is to aggressively protect its competitive technology position by a variety of means, including applying for patents in the United States and in appropriate foreign countries. The Company has been granted 28 U.S. patents, has several patent applications pending, and has filed counterpart patent applications in several foreign countries. The Company has assigned three of its U.S. patents to another company and has abandoned two of its patents. These patents were abandoned because the covered technology did not relate to any of the Company's existing or potential products. In addition, the Company is a party to various license agreements, including nonexclusive cross-licensing arrangements covering MRI technology with Nycomed Imaging A.S. of Oslo, Norway ("Nycomed") and Schering AG ("Schering") of Berlin, Germany. The Company's proprietary position depends in part on these licenses, and termination of the licenses for any reason could have a material adverse effect on the Company by limiting or prohibiting the commercial sale of its products. Although the Company believes that further patents will be issued on pending applications, no assurance to this effect can be given. The claims which are included in pending or future patent applications may not be issued, any issued patents may not provide the Company with competitive advantages or may be challenged by others, and the existing or future patents of third parties may have an adverse effect on the ability of the Company to commercialize its products, any of which could have a material adverse effect on the Company's business or financial condition and results of operations.

COMPETITION

    The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change. Certain companies, including some of the Company's collaborators, which have greater human and financial resources dedicated to product development and clinical testing than the Company, are developing MRI contrast agents and iron replacement therapy products. The Company's collaborators are not restricted from developing and marketing competing products and, as a result of certain cross-license agreements among the Company and certain of its competitors (including one of its collaborators), the Company's competitors will be able to utilize certain of the Company's technology in the development of competing products. The Company may not be able to compete successfully with these companies.

    The Company believes that its ability to compete successfully will depend on a number of factors including the implementation of effective marketing campaigns by the Company and/or its marketing and distribution alliances, development of efficacious products, timely receipt of regulatory approvals and product manufacturing at commercially acceptable costs. Additionally, although the Company believes Code 7228 will offer advantages over existing products in the IV iron replacement therapy market, competing iron therapy products may receive greater acceptance. The IV iron replacement market is highly sensitive to several factors including, but not limited to, reimbursement, price competitiveness and product characteristics such as perceived safety profiles and dosing regimens. In addition, market acceptance of both MRI as an appropriate technique for imaging certain organs, especially the liver and the lymphatic system, and the use of the Company's products as part of such imaging is critical to the success of its contrast agent products. Although the Company believes that its contrast agents offer advantages over competing MRI, CT or x-ray contrast agents, competing contrast agents might receive greater acceptance. Additionally, to the extent that other diagnostic techniques such as CT and x-ray may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI could have an adverse effect on the demand for the Company's contrast agent products. The Company may not be able to successfully market its products alone or with its alliances, develop efficacious products, obtain timely regulatory approvals, manufacture products at commercially acceptable costs, gain satisfactory market acceptance or otherwise successfully compete in the future.

IRON REPLACEMENT THERAPY PRODUCTS

    There are several IV iron replacement therapy products on the market and in various phases of clinical testing in the United States and abroad. Watson Pharma, Inc. ("Watson") has two products, INFeD, iron dextran injection, and Ferrlecit, sodium ferric gluconate complex in sucrose injection. INFeD is approved for the treatment of iron deficiency anemia. Ferrlecit is approved for the treatment of anemia in chronic hemodialysis patients receiving erythropoietin. Watson has announced that it is planning to conduct clinical trials for both INFeD and Ferrlecit in chemotherapy patients receiving erythropoietin. American Regent Laboratories, Inc. has two products, Dexferrum, iron dextran injection, for the treatment of iron deficiency anemia, and Venofer, iron sucrose injection, for the treatment of anemia in chronic hemodialysis patients receiving erythropoietin.

MRI CONTRAST AGENTS

    There are several MRI contrast agents for imaging lesions of the liver on the market and in various phases of clinical testing in the United States and abroad. Schering has two products, Resovist, a carboxydextran superparamagnetic iron oxide formulation, and Eovist, a chelated gadolinium compound. The Company believes that Schering has filed for EU and Japanese approval of Resovist and that Resovist has received approval in some EU and non-EU countries. Clinical trials are proceeding in the United States. Eovist is believed to be in Phase III trials in Europe. Nycomed has received marketing approval in the United States and Europe for its MnDPDP product, Teslascan, for MRI of liver lesions. Bracco S.p.A. ("Bracco") has received marketing approval in Europe for Gadolinium BOPTA (MultiHance), a chelated gadolinium compound for MRI of liver lesions, and the

Company believes Bracco may have filed for approval in the United States as well. To the Company's knowledge, there are no approved products or drug candidates in human clinical development for the contrast-enhanced imaging of lymph nodes other than COMBIDEX and Code 7228. Although the Company is unaware of any such products, those products may exist and could have a material adverse effect on the marketing of the Company's products.

    In the area of oral contrast agents, Pharmacyclics, Inc. filed an NDA in late 1995 for GADOLITE, its gadolinium-based product candidate which is currently not approved by the FDA. Bracco received marketing approval in December 1997 in the United States for Lumenhance, its liposomal encapsulated oral manganese compound, but it is not being marketed at this time. In October 1997, the FDA approved Ferriseltz, an oral MRI agent from Oncomembrane Inc. It is not known how, or if, Bracco and Oncomembrane are planning to market these products.

    Many of these companies have substantially greater capital, research and development, manufacturing and marketing resources and experience than the Company and represent significant competition for Advanced Magnetics. Products developed by such companies may be more effective than any products developed by the Company or render the Company's technology obsolete. In addition, further technological and product developments may make other iron replacement therapy products more competitive than Code 7228 or other imaging modalities more compelling than MRI, and adversely impact sales of the Company's iron replacement and imaging products, respectively.

GOVERNMENT REGULATION AND REIMBURSEMENT

    The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use or for intravenous or oral administration in humans are principally governed by FDA regulations in the United States and by comparable government regulations in foreign countries. Various federal, state and local statutes and regulations also govern or influence the research and development, manufacturing, safety, labeling, storage, record-keeping, distribution and marketing of such products. The process of completing pre-clinical and clinical testing and obtaining the approval of the FDA and similar health authorities in foreign countries to market a new drug product requires a significant number of years, the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any product will receive such approval on a timely basis, if at all. Failure to obtain requisite governmental approvals, failure to obtain approvals of the scope requested or withdrawal or suspension by the FDA or foreign authorities of any approvals will delay or preclude the Company or its licensees or collaborators from marketing the Company's products or limit the commercial use of the products and will have a material adverse effect on the Company's business, financial condition and results of operations.

    The steps required by the FDA before a new human pharmaceutical product, including iron replacement therapy products and contrast agents, may be marketed in the United States include: (a) pre-clinical laboratory tests, pre-clinical studies and formulation studies; (b) the submission to the FDA of a request for authorization to conduct clinical trials subject to an IND exemption, to which the FDA must not object, before human clinical trials may commence;
(c) adequate and well-controlled human-clinical trials to establish the safety and efficacy of the drug for its intended use; (d) submission to the FDA of an NDA; (e) approval and validation of manufacturing facilities used in production of the pharmaceutical product; and (f) review and approval of the NDA by the FDA before the drug product may be shipped or sold commercially.

    Pre-clinical tests include the laboratory evaluation of product chemistry. Pre-clinical studies include animal studies to assess the potential safety and efficacy of the product. Pre-clinical test and study results are submitted to the FDA as a part of the IND and are reviewed by the FDA prior to the commencement of human clinical trials. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I involves the initial administration of the drug to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology and, if possible, early indications of effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the preliminary efficacy of the investigational drug for a specific clinical indication, to ascertain dose tolerance and the optimal dose range and to collect additional clinical information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable clinical safety profile in the targeted patient population, Phase III studies can be initiated to further establish safety and efficacy of the investigational drug in a broader sample of the target patient population. The results of the clinical trials together with the results of the pre-clinical tests and studies and complete manufacturing information are submitted in an NDA to the FDA for approval. The FDA may suspend clinical trials at any point in this process if it concludes that patients are being exposed to an unacceptable health risk. In addition, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate.

    Both before and after approval is obtained, a product, its manufacturer, and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the approval process, or thereafter, including after approval, may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or NDA holder. If an NDA is submitted to the FDA, the application may not be approved by the FDA in a timely manner, if at all. Any delay in obtaining regulatory approvals could delay product commercialization and revenue and consume extensive resources of the Company, both financial and managerial. In addition, later discovery of previously unknown problems may result in restrictions on such product, manufacturer, or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

    There are several conditions that must be met in order for final approval of an NDA to be granted by the FDA. Among the conditions for NDA approval is the requirement that a prospective manufacturer's manufacturing procedures conform to cGMP requirements, which must be followed at all times. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, cGMP compliance. To supply product for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreements with the FDA. In complying with these requirements, manufacturers, including a drug sponsor's third-party contract manufacturers, must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Failure to maintain compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the labeling of the product must also be approved by the FDA prior to final approval of the product. Once the FDA determines that a product is approvable, it will issue an action letter indicating if any additional information must be provided or if any additional conditions must be met prior to final approval. Even after initial FDA approval has been obtained, further studies, including post-market studies, may be required to provide additional information. Results of such post-market programs may limit or expand the further marketing of the product. Even if initial marketing approval is granted, such approval may entail limitations on the indicated uses for which a product may be used and impose labeling requirements which may adversely impact the Company's ability to market its products. Additionally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

    In both the United States and foreign markets, the Company's ability to commercialize its products successfully depends in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payers. Significant uncertainty exists as to the reimbursement status of newly-approved health care products, products used for indications not approved by the FDA and products which have competitors for their approved indications. If adequate reimbursement levels are not maintained by government and other third-party payers for the Company's products and related treatments, the Company's business, financial condition and results of operations may be materially adversely affected.

MAJOR CUSTOMERS

    Two companies, Cytogen and Berlex, accounted for approximately 63% and 14% respectively, of the Company's revenues in fiscal 2001. Three companies, Berlex, Guerbet and Eiken, accounted for approximately 27%, 22% and 14% respectively, of the Company's revenues in fiscal 2000. Two companies, Guerbet and Berlex, accounted for 15% and 13% respectively, of the Company's revenues in fiscal 1999. No other customer accounted for more than 10% of total revenues in fiscal 2001, 2000 or 1999.

BUSINESS SEGMENTS

    See Notes L and M in the Notes to the Financial Statements for details on business segments.

EMPLOYEES

    As of December 11, 2001, the Company had approximately 24 full-time employees, 16 of whom were engaged in research and development. The Company's success depends in part on its ability to recruit and retain talented and trained scientific personnel. The Company has been successful to date in obtaining such personnel, but may not be so in the future.

    None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be excellent.

FOREIGN OPERATIONS

    The Company has no foreign operations. Revenues in fiscal 2001, 2000 and 1999 from customers and licensees outside of the United States, principally in Japan and Europe, amounted to 20%, 40% and 23% respectively, of the Company's total revenues.

PRODUCT LIABILITY INSURANCE

    The use of any of the Company's potential products in clinical trials and the sale of any approved products may expose the Company to liability claims resulting from the use of products or product candidates. These claims might be made by customers, including corporate alliances, clinical trial subjects, patients, pharmaceutical companies or others. The Company maintains product liability insurance coverage for claims arising from the use of its products whether in clinical trials or approved commercial usage. However, coverage is becoming increasingly expensive and the Company's insurance may not provide sufficient amounts to protect the Company against liability that could have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

    The Company is committed to internal research and development as a method of producing new products, improving existing products and growing revenues. The Company incurred research and development expenses of $3,622,102, $4,623,468 and $7,952,331 in each of the last three fiscal years, respectively.

ITEM 2. PROPERTIES:

    The Company's principal operations are located in a modern, Company-owned building of approximately 25,000 square feet in Cambridge, Massachusetts. The Company believes this facility is adequate for its current and anticipated short-term needs and that it will be able to lease comparable space, if necessary. However, the acquisition and required regulatory approvals for additional pharmaceutical manufacturing space can be time-consuming and expensive. If the Company desired to expand its manufacturing capacity, it might not be able to do so on a timely basis, if at all. Additionally, in fiscal 2001, the Company terminated its lease on approximately 5,200 square feet of office space in Princeton, New Jersey, that was previously used for the Company's clinical development group.

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

    The Company and certain of its officers were sued in DAVID D. STARK, M.D. V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN AND LEE JOSEPHSON, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County on May 17, 1993. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, misappropriation of trade secrets, conversion, negligent misrepresentation, misrepresentation, unjust enrichment, unfair trade practices and tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. The plaintiff's contract claims have been dismissed with prejudice and final judgment was entered against the plaintiff. The plaintiff filed an appeal in DAVID D. STARK, M.D. V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN AND LEE JOSEPHSON, Appeal No. 98-P-1749, in the Massachusetts Appeals Court, on January 25, 1999. On October 13, 2000, the Massachusetts Appeals Court reversed the grant of partial summary judgment in the Company's favor and remanded the case to the Superior Court. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. The Company may not be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on its future business, financial condition and results of operations.

    The Company filed suit on October 7, 1997 against Sanofi
Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts in an action entitled ADVANCED MAGNETICS, INC. V. SANOFI PHARMACEUTICALS, INC. AND SANOFI SA, Civil Action No. 97-5222B. The Company claimed that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and, in an amended complaint, claimed unfair competition and breach of contract, and sought unspecified monetary damages. In addition, the Company sought a declaration that the Defendants did not have any rights under the Agreement and that the Company had not breached the Agreement. Sanofi Pharmaceuticals, Inc. filed counterclaims against the Company seeking compensatory damages and multiple damages as a result of the Company's alleged breach of the Agreement. On October 29, 2001, the Company and the Defendants executed a settlement agreement. On November 1, 2001, a Stipulation of Dismissal with Prejudice was filed with the Superior Court of the Commonwealth of Massachusetts which resulted in the final dismissal of all claims and counterclaims of all parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT:

    JEROME GOLDSTEIN, 62, is a founder of the Company and has been Chief Executive Officer, Chairman of the Board of Directors and Treasurer since the Company's organization in November 1981. Mr. Goldstein was President from 1981 to 1997 and was re-elected President in 2001. Mr. Goldstein was a co-founder of Clinical Assays, Inc., serving from 1972 to 1980 as Vice President and then as President.

    PAULA M. JACOBS, 57, joined the Company in January 1986 as Vice President-Development. From 1981 to 1986, Dr. Jacobs was employed at
Seragen, Inc., first as Production Manager and later as General Manager of the Research Products Division.

    DENNIS LAWLER, 47, joined the Company in February 1989 as Director of Quality Control and has been Vice President of Quality Control since
January 1997. Prior to February 1989, Mr. Lawler was employed at CIS-US, first as Senior Quality Control Analyst, then as a Production Manager and then as a Plant Manager.

    JEROME M. LEWIS, 52, joined the Company in April 1986 as a Senior Scientist and has been Vice President of Scientific Operations since February 1991. Prior to April 1986, Dr. Lewis was employed as a senior scientist by Petroferm Ltd., a biotechnology company.

    JAMES A. MATHESON, 57, joined the Company in May 1996 as Vice President of Finance. Prior to May 1996, Mr. Matheson was Controller of Diatech Diagnostics, Inc.

    MARK C. ROESSEL, 51, joined the Company in January 1982 as Director of Regulatory Affairs and has been Vice President of Regulatory Affairs since January 1995. Prior to January 1982, Mr. Roessel was Compliance Manager of the Clinical Assay Division of Baxter International, Inc.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

    The Company's common stock is listed on the American Stock Exchange under the symbol AVM.

    The table below sets forth the high and low sales price of the Company's common stock on the American Stock Exchange for the fiscal quarters of 2001 and 2000.

                                                        FISCAL QUARTER
                                                -------------------------------
                                                FIRST   SECOND  THIRD   FOURTH
                                                ------  ------  -----  --------
2001 High.....................................  3.875   3.375   4.87   5.05
    Low.......................................  2.25    2.25    2.80   2.86
2000 High.....................................  4.6875  10.75   8.875  8.125
    Low.......................................  3.00    3.8125  6.125  3.25

    On December 11, 2001, there were approximately 250 stockholders of record. The Company believes that the number of beneficial holders of Common Stock is approximately 1,750. The last reported sale price of the Common Stock on December 11, 2001 was $4.02 per share. The Company has never declared or paid a cash dividend on its capital stock. The Company currently anticipates that it will retain all of its earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA:

    The selected financial data set forth below has been derived from the audited financial statements of the Company. This information should be read in conjunction with the financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K.

                            SELECTED FINANCIAL DATA

                                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                             ------------------------------------------------------------------
                                                                2001          2000          1999          1998          1997
                                                             ----------   ------------   -----------   -----------   ----------
Statement of Operations Data:
Revenues:
  License fees.............................................  $4,640,198   $  1,124,049   $        --   $        --   $5,500,000
  Royalties................................................     700,000        825,000       680,000       980,542      363,445
  Product sales............................................     633,480      1,253,537     1,966,059     1,399,871    1,580,357
  Contract research and development........................          --        106,003       581,429       399,897       62,920
  Interest, dividends and net gains and losses on sales of
    securities.............................................     117,744        765,330     4,202,568     3,623,836    3,495,049
                                                             ----------   ------------   -----------   -----------   ----------
    Total revenues.........................................   6,091,422      4,073,919     7,430,056     6,404,146   11,001,771
Costs and Expenses:
  Cost of product sales....................................     204,399        239,228       454,642       237,945      311,678
  Contract research and development expenses...............          --          3,195        37,056         6,514        8,815
  Company-sponsored research and development expenses......   3,622,102      4,623,468     7,952,331     8,961,796    9,304,327
  Selling, general and administrative expenses.............   1,667,066      3,013,796     3,694,038     3,701,410    1,437,599
                                                             ----------   ------------   -----------   -----------   ----------
    Total costs and expenses...............................   5,493,567      7,879,687    12,138,067    12,907,665   11,062,419
Other Income:
  Other income.............................................     258,122             --       265,593            --      264,800
                                                             ----------   ------------   -----------   -----------   ----------
Income (loss) before provision for income taxes, minority
  interest in subsidiary and cumulative effect of
  accounting change........................................     855,977     (3,805,768)   (4,442,418)   (6,503,519)     204,152
Minority shareholder interest in subsidiary................          --             --            --      (194,178)          --
Income tax (benefit) provision.............................      25,362             --            --            --     (379,022)
                                                             ----------   ------------   -----------   -----------   ----------
Income (loss) before cumulative effect of accounting
  change...................................................     830,615     (3,805,768)   (4,442,418)   (6,309,341)     583,174
Cumulative effect of accounting change*....................          --     (7,457,717)           --            --           --
                                                             ----------   ------------   -----------   -----------   ----------
Net income (loss)..........................................  $  830,615   $(11,263,485)  $(4,442,418)  $(6,309,341)  $  583,174
                                                             ==========   ============   ===========   ===========   ==========

Basic and diluted operating income (loss) per share........  $     0.12   $      (0.56)  $     (0.66)  $     (0.93)  $     0.09
Cumulative effect of accounting change per share...........          --          (1.11)           --            --           --
                                                             ----------   ------------   -----------   -----------   ----------
Basic and diluted net income (loss) per share..............  $     0.12   $      (1.67)  $     (0.66)  $     (0.93)  $     0.09
                                                             ----------   ------------   -----------   -----------   ----------
Weighted average shares outstanding:
  Basic....................................................   6,701,113      6,758,825     6,766,934     6,752,863    6,744,946
  Diluted..................................................   6,722,742      6,758,825     6,766,934     6,752,863    6,813,984
                                                             ----------   ------------   -----------   -----------   ----------

* In fiscal 2000, the Company changed its method of accounting for revenue from licensing arrangements. See Note B in the Notes to the Financial Statements.

                                                                                    AT SEPTEMBER 30,
                                                           -------------------------------------------------------------------
                                                              2001          2000          1999          1998          1997
                                                           -----------   -----------   -----------   -----------   -----------
Balance sheet data:
Working capital..........................................  $18,734,388   $25,706,905   $22,020,107   $27,278,502   $37,422,235
                                                           -----------   -----------   -----------   -----------   -----------
Total assets.............................................  $27,448,667   $35,667,591   $27,816,359   $34,114,708   $44,976,181
                                                           -----------   -----------   -----------   -----------   -----------
Stockholders' equity.....................................  $11,512,294   $14,305,632   $27,054,709   $32,919,398   $43,423,058
                                                           -----------   -----------   -----------   -----------   -----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    THIS ANNUAL REPORT ON FORM 10-K, INCLUDING WITHOUT LIMITATION, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS CERTAIN PROJECTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS WHICH INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. WHILE THIS OUTLOOK REPRESENTS MANAGEMENT'S CURRENT JUDGMENT ON THE FUTURE DIRECTION OF THE BUSINESS OF ADVANCED MAGNETICS, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED IN ANY FORWARD-LOOKING STATEMENTS, AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THE SECTION BELOW ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    Since its inception in November 1981, Advanced Magnetics, Inc., ("Advanced Magnetics" or the "Company") has focused its efforts on developing its core superparamagnetic iron oxide particle technology for various applications, including for use as therapeutic iron compounds for the treatment of chronic anemia and as contrast agents for utilization in magnetic resonance imaging ("MRI"). The Company has funded its operations with cash from license fees from corporate alliances, royalties, sales of its products, fees from contract research performed for third parties, proceeds of financings and income earned on invested cash. The Company's success will depend, in part, on the Company's ability to successfully develop, test, produce and market its products, obtain necessary governmental approvals in a timely manner, attract and retain key employees, and successfully respond to technological and other changes in the marketplace.

    The Company's operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: the timing of payments from corporate alliances; the introduction of new products by the Company; regulatory approval of product candidates; the discovery of different applications for existing products and product candidates; the timing and size of orders from the Company's customers; and the acceptance of the Company's products. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and the Company may not maintain profitability or grow revenue in the future.

    A substantial portion of the Company's expenses consists of research and development expenses. In an effort to reduce expenditures and improve efficiency, the Company decided to close its Princeton, New Jersey office and reduce the number of employees engaged in clinical development activities in September 2000. All of the Company's operating activities have been consolidated into the Cambridge office in order to improve managerial oversight and inter-departmental coordination and cooperation. The Company may rely to a greater degree on contract research and development providers in the future and expects that research and development expenses will continue to be a significant portion of the Company's total expenses.

    In fiscal 2000, the Company adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulleting No. 101 ("SAB 101"). The effect of applying this change in accounting principle was a charge of $7,457,717, or $1.11 per share, in the first quarter of fiscal 2000. This change in accounting principle reflects the reversal of license fees and milestone payments that had been recognized in prior years. Recognition of each deferred payment is expected to occur over the remaining life of the related agreement.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

REVENUES

    Total revenues for the fiscal year ended September 30, 2001 were $6,091,422 compared to $4,073,919 for the fiscal year ended September 30, 2000.

    License fee revenues for the fiscal year ended September 30, 2001 were $4,640,198, consisting of $786,651 in revenue associated with the license and marketing agreement signed in 1995 with Berlex Laboratories, Inc. ("Berlex") and $3,853,547 of license fee revenue from Cytogen Corporation ("Cytogen") related to a license and marketing agreement signed in fiscal 2000. License fee revenues for the fiscal year ended September 30, 2000 were $1,124,049, consisting of $735,575 in revenue from Berlex, of which $727,582 was included in the cumulative effect of accounting change and $388,474 of license fee revenue from Cytogen.

    In August 2000, the Company entered into a license and marketing agreement with Cytogen, which covers Code 7228 for oncology imaging, and Combidex-Registered Trademark-. At the time of signing that agreement, the Company received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee. Approximately $3,800,000 of that fee was recognized as revenue in fiscal 2001. Approximately $388,000 was recognized in fiscal 2000. Recognition of the remainder of the fee as revenue has been deferred and is expected to be recognized as future expenses related to the development of COMBIDEX and Code 7228 are incurred.

    Royalties for the fiscal year ended September 30, 2001 were $700,000 as compared to $825,000 in fiscal 2000. The decrease in royalties is primarily the result of decreases in sales of Feridex I.V.-Registered Trademark- by the Company's Japanese distributor, Eiken, and the Company's U.S. distributor, Berlex.

    Product sales for the fiscal year ended September 30, 2001 were $633,480 compared to $1,253,537 for the fiscal year ended September 30, 2000. The decrease is primarily the result of reduced sales activity in the marketplace and the timing of orders for the Company's contrast agents.

    There were no contract research and development revenues during the fiscal year ended September 30, 2001 compared to $106,003 in the fiscal year ended September 30, 2000. The decrease primarily reflects the completion of certain development activities, the costs of which were reimbursed under an agreement with Guerbet S.A. ("Guerbet"), and the completion of work under a grant from the National Institutes of Health ("NIH") in September 2000.

    Interest, dividends and gains and losses on sales of securities were $117,744 for the fiscal year ended September 30, 2001 compared to $765,330 for the fiscal year ended September 30, 2000. The decrease was primarily due to realized losses on sales of securities of $579,418 during the fiscal year ended September 30, 2001. Interest income for the fiscal year ended September 30, 2001 was $631,386 compared to $729,805 for the fiscal year ended September 30, 2000. The decrease was primarily due to a reduction in interest-bearing cash equivalents and marketable securities. Dividend income of $65,776 for the year ended September 30, 2001 was $32,199 less than the $97,975 for the fiscal year ended September 30, 2000. This decrease is primarily due to reduced holdings of dividend earning securities during the last fiscal year. Included in interest, dividends and gains and losses on sales of securities for fiscal 2001 is $147,557 in net gains on derivative activity, principally the use of equity call and put options.

COSTS AND EXPENSES

    The cost of product sales for the fiscal year ended September 30, 2001 was $204,399 compared to $239,228 for the fiscal year ended September 30, 2000. The cost of product sales for fiscal 2001 was 32% of product sales and for fiscal 2000 was 19% of product sales. This decrease on an absolute basis is primarily attributable to the decline in product sales, while the increase in the percentage basis is largely the result of most product sales in fiscal 2001 being of GastroMARK-Registered Trademark- in bulk form, which has a higher cost of sales than FERIDEX I.V. No contract-sponsored research and development costs were incurred during fiscal 2001, compared to $3,195 in fiscal 2000. Such contract-sponsored research and development costs incurred during fiscal 2000 were primarily related to the provision of development services to Guerbet. The decrease in costs reflects the completion of such services during fiscal 2000.

    Research and development expenses for the fiscal year ended September 30, 2001 were $3,622,102, a decrease of $1,001,366 compared to $4,623,468 for the fiscal year ended September 30, 2000. The decrease was primarily attributable to a reduction in direct, company-sponsored research and development programs related to the clinical development of COMBIDEX and the decision to close the Company's Princeton, New Jersey office during the last month of fiscal 2000.

    Selling, general and administrative expenses for the fiscal year ended September 30, 2001 were $1,667,066 compared to expenses of $3,013,796 for the fiscal year ended September 30, 2000. Selling, general and administrative expenses during the fiscal year ended September 30, 2000 included expenses of approximately $815,750 related to a proposed and subsequently terminated merger with Cytogen and the signing of a license and marketing agreement with Cytogen, and approximately $326,630 in severance expenses and accruals related to the closing of the Company's clinical development office in Princeton, New Jersey. These costs did not recur in fiscal 2001.

INCOME TAXES

    The income tax provision of $25,362 in fiscal 2001 reflects a change in estimate of the fiscal 2000 alternative minimum tax. There was no income tax provision or benefit for the fiscal year ended September 30, 2000.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    In fiscal 2000, the Company adopted SAB 101. The effect of applying this change in accounting principle was a charge of $7,457,717, or $1.11 per share. This cumulative change in accounting principle reflects the reversal of license fees and milestone payments that had been recognized in prior years. Previously, the Company had recognized license fee revenue when the fees were non-refundable, a technology transfer occurred, no explicit commitment or obligation for scientific achievement existed, and the other portions of the agreement, principally supply and royalty, were priced at fair value. Under the new accounting method, applied retroactively to October 1, 1999, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreement. For each of the years ended September 30, 2001 and September 30, 2000, the Company recognized $727,582 in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

EARNINGS

    In the fiscal year ended September 30, 2001, the Company recorded a net profit of $830,615, or $0.12 per share. In the fiscal year ended September 30, 2000, the Company recorded a net loss from operations of ($3,805,768), or ($0.56) per share, together with a charge related to the cumulative effect of a change in accounting principle of ($7,457,717), or ($1.11) per share, for a total net loss of ($11,263,485), or ($1.67) per share.

FISCAL 2000 COMPARED TO FISCAL 1999

REVENUES

    Total revenues for the fiscal year ended September 30, 2000 were $4,073,919 compared to $7,430,056 for the fiscal year ended September 30, 1999.

    License fee revenues for the fiscal year ended September 30, 2000 were $1,124,049, consisting of $735,575 in revenue associated with the license and marketing agreement with Berlex, of which $727,582 was included in the cumulative effect of accounting change adjustment, and $388,474 of license fee revenue from Cytogen related to a license and marketing agreement. There were no license fee revenues for the fiscal year ended September 30, 1999.

    In August 2000, the Company entered into a license and marketing agreement with Cytogen, which covers Code 7228 for oncology imaging, and COMBIDEX. At the time of signing that agreement, the Company received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee. Approximately $388,000 of that fee was recognized as revenue in fiscal 2000. Recognition of the remainder of the fee as revenue has been deferred and is expected to be recognized as future expenses related to the development of COMBIDEX and Code 7228 are incurred.

    Royalties for the fiscal year ended September 30, 2000 were $825,000 as compared to $680,000 in fiscal 1999. The increase in royalties is primarily the result of increases in sales by the Company's Japanese distributor, Eiken.

    Product sales for the fiscal year ended September 30, 2000 were $1,253,537 compared to $1,966,059 for the fiscal year ended September 30, 1999. Product sales in fiscal 1999 included sales of $918,402 at the Company's former subsidiary, Kalisto Biologicals, Inc. ("Kalisto"), for the nine months that Kalisto's sales were consolidated. There was an increase of $207,634 in sales of contrast agent products by the Company in fiscal 2000.

    Contract research and development revenues were $106,003 during the fiscal year ended September 30, 2000 compared to $581,429 in the fiscal year ended September 30, 1999. The decrease reflects the completion of certain development activities, the costs of which were reimbursed under an agreement with Guerbet, and the completion of work under a grant from the NIH.

    Interest, dividends and gains and losses on sales of securities resulted in revenues of $765,330 for the fiscal year ended September 30, 2000 compared to $4,202,568 for the fiscal year ended September 30, 1999. The decrease was primarily due to a net loss on sales of securities of $62,450 during the fiscal year ended September 30, 2000 compared to a net gain of $3,555,957 for the fiscal year ended September 30, 1999. Interest income for the fiscal year ended September 30, 2000 was $729,805 compared to $534,733 for the fiscal year ended September 30, 1999 due to an increase in interest-bearing cash equivalents. Dividend income of $97,975 for the year ended September 30, 2000 was $13,903 less than the $111,878 for the fiscal year ended September 30, 1999. This decrease is due primarily to reduced holdings of dividend earning securities during fiscal 2000.

COSTS AND EXPENSES

    The cost of product sales for the fiscal year ended September 30, 2000 was $239,228 compared to $454,642 for the fiscal year ended September 30, 1999. Cost of product sales in fiscal 1999 included $326,666 at the Company's former subsidiary, Kalisto, for the nine months that results from Kalisto were consolidated. The cost of product sales for fiscal 2000 was 19% of product sales and for fiscal 1999 was 23% of product sales. This decrease on an absolute and percentage basis is attributable to divestiture of Kalisto. Kalisto product sales had a higher cost of sales than the Company's products. Contract-sponsored research and development costs of $3,195 were incurred during fiscal 2000, compared to $37,056 in fiscal 1999, and relate to costs incurred providing development services to Guerbet. The decrease in costs reflects the completion of such services during fiscal 2000.

    Research and development expenses for the fiscal year ended September 30, 2000 were $4,623,468, a decrease of $3,328,863 compared to $7,952,331 for the fiscal year ended September 30, 1999. The decrease was primarily attributable to a reduction in direct, company-sponsored research and development programs related to the clinical development of COMBIDEX.

    Selling, general and administrative expenses for the fiscal year ended September 30, 2000 were $3,013,796 compared to expenses of $3,694,038 for the fiscal year ended September 30, 1999. Selling, general and administrative expenses during the fiscal year ended September 30, 2000 included one-time charges of approximately $815,750 related to a proposed and subsequently terminated merger with Cytogen and the subsequent signing of a license and marketing agreement with Cytogen, and approximately $326,630 in severance expenses and accruals related to the closing of the clinical development office in Princeton, New Jersey.

INCOME TAXES

    There was no income tax provision or benefit for the fiscal years ended September 30, 2000 or 1999.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    In fiscal 2000, the Company adopted SAB 101. The effect of applying this change in accounting principle was a charge of $7,457,717, or $1.11 per share. This cumulative change in accounting principle reflects the reversal of license fees and milestone payments that had been recognized in prior years. Previously, the Company had recognized license fee revenue when the fees were non-refundable, a technology transfer occurred, no explicit commitment or obligation for scientific achievement existed, and the other portions of the agreement, principally supply and royalty, were priced at fair value. Under the new accounting method applied retroactively to October 1, 1999, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreement. For the year ended September 30, 2000, the Company recognized $727,582 in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

EARNINGS

    In the fiscal year ended September 30, 2000, the Company recorded a net loss from operations of ($3,805,768), or ($0.56) per share, together with a charge related to the cumulative effect of the change in accounting principle of ($7,457,717), or ($1.11) per share, for a total net loss of ($11,263,485), or
($1.67) per share. In the fiscal year ended September 30, 1999, the Company recorded a net loss of ($4,442,418), or ($0.66) per share.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations primarily through cash generated from operations and investing activities and through corporate alliance agreements.

    At September 30, 2001, the Company's cash and cash equivalents totaled $11,741,861, compared with $16,120,738 at September 30, 2000. In addition, the Company had marketable securities of $10,912,382 at September 30, 2001, including $1,987,200 in shares of Cytogen common stock as compared to $14,051,850 on September 30, 2000, which included $7,572,000 in shares of Cytogen. An additional 500,000 shares of Cytogen common stock were placed in escrow, in connection with a license and marketing agreement, and will be released to the Company upon satisfaction of certain milestones under the agreement.

    Net cash used in operating activities was $3,466,239 in the fiscal year ended September 30, 2001 compared to net cash used in operating activities of $3,587,508 in the fiscal year ended September 30, 2000.

    Cash used in investing activities was $474,591 for the fiscal year ended September 30, 2001 compared to $2,593,642 provided by investing activities in the fiscal year ended September 30, 2000. Cash used in investing activities in the fiscal year ended September 30, 2001 included proceeds from the sale of marketable securities of $13,196,124 and United States Treasury Notes of $12,000,000 offset by the purchase of marketable securities of $13,821,980 and United States Treasury Notes of $11,766,961. Cash provided by investing activities in the fiscal year ended September 30, 2000 included proceeds from the sale of marketable securities of $4,433,874 offset by the purchase of marketable securities of $1,744,075.

    In November 2000, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock on the open market at prevailing market prices. Cash used in financing activities was $438,047 for the fiscal year ended September 30, 2001 and included proceeds of $14,875 from the issuance by the Company of common stock offset by the purchase by the Company of 144,700 shares of the Company's common stock on the open market for $452,922. Cash provided by financing activities was $61,968 from the issuance of common stock by the Company during the fiscal year ended September 30, 2000. There were no purchases by the Company of the Company's common stock during the fiscal year ended September 30, 2000.

    Capital expenditures in the fiscal year ended September 30, 2001 were $80,808 compared to $36,333 in the fiscal year ended September 30, 2000. The capital expenditures in both years related to the continuation of the Company's efforts to upgrade laboratory, production and computer equipment. The Company has no current commitment for any significant expenditures on property, plant and equipment.

    The Company's future capital requirements will depend on many factors, including, but not limited to: continued scientific progress in its research and development programs; the magnitude of its research and development programs; progress with clinical trials for its therapeutic and diagnostic products; the magnitude of product sales; the time involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the competing technological and market developments; and the ability of the Company to establish additional development and marketing arrangements to provide funding for research and development and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products.

    The Company expects to incur continued research and development expenses and other costs, including costs related to clinical studies, in order to commercialize additional products based upon its core superparamagnetic iron oxide particle technology. The Company may require additional funds to fund operations, complete new product development, conduct clinical trials and manufacture and market its products. Management believes that funds for future needs can be generated from existing cash balances, cash generated from investing activities and cash generated from operations. In addition, the Company will consider, from time to time, various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into corporate alliance arrangements. There can be no assurance, however, that funding will be available on terms acceptable to the Company, if at all.

    The foregoing discussion includes forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those currently anticipated depending on a variety of factors including those discussed below. See "Certain Factors That May Affect Future Results."

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 141, ("SFAS 141"), "Business Combinations." This statement eliminates the pooling-of-interest method of accounting for business combinations, and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, intangible assets shall be recognized as assets apart from goodwill if they meet certain criteria. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. At the present time, adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

    In June 2001, the FASB issued Statement of Financial Accounting Standard
No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets." Under this statement, goodwill will not be amortized and is to be reviewed for impairment and charged to expense only in the period in which goodwill's recorded value exceeds its fair value. Additionally, entities will be required to review goodwill and indefinite-lived intangible assets for impairment on an annual basis. The provisions of SFAS 142 are required to be applied in fiscal years beginning after December 15, 2001. At the present time, adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

    In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143, ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 were to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The provisions of SFAS 143 shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. At the present time, adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

    In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. At the present time, adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    THE FOLLOWING IS A SUMMARY DESCRIPTION OF SOME OF THE MATERIAL RISKS AND UNCERTAINTIES THAT MAY AFFECT OUR BUSINESS, INCLUDING OUR FUTURE FINANCIAL AND OPERATIONAL RESULTS. IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING STATEMENTS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR COMPANY.

WE NEED TO OBTAIN THE NECESSARY REGULATORY APPROVALS IN ORDER TO MARKET AND SELL
  OUR PRODUCTS

    Prior to marketing, every product candidate must undergo an extensive regulatory approval process in the United States and in every other country in which we intend to test and market our product candidates and products. This regulatory process includes testing and clinical trials of product candidates to demonstrate safety and efficacy and can require many years and the expenditure of substantial resources. Data obtained from pre-clinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent regulatory approval by the United States Food and Drug Administration, the FDA, or similar regulatory bodies in foreign countries. In addition, changes in FDA or foreign regulatory approval policies or requirements may occur or new regulations may be promulgated which may result in our delay or failure to receive FDA or foreign regulatory approval. Delays and related costs in obtaining regulatory approvals could delay our product commercialization and revenue and consume our resources, both financial and managerial.

    One of our product candidates, Code 7228, is currently in Phase II clinical trials as a compound for use in iron replacement therapy and as a contrast agent for Magnetic Resonance Angiography. Before applying for FDA approval to market Code 7228, we must conduct larger-scale human clinical trials that further demonstrate the safety and efficacy of Code 7228 to the satisfaction of the FDA or other regulatory authorities. We may not be able to successfully complete these clinical trials for Code 7228, or, if completed, we may not be able to obtain regulatory approval. Although we have filed a New Drug Application, an NDA, and received an "approvable" letter from the FDA for COMBIDEX for lymph node indications, final approval remains subject to the satisfaction of certain conditions imposed by the FDA and labeling must be resolved. We can give no assurance that the NDA for COMBIDEX will be approved, or, if approved, that it will be approved for the indication that we are seeking. In addition, we may also be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies or diagnostics and we may be unable to do so without conducting further clinical studies, if at all. Final regulatory approvals may not be obtained for COMBIDEX or Code 7228 or any other products developed by us. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay and may preclude us or our licensees or other collaborators from marketing our products or limit the commercial use of our products.

    Regulatory approvals may entail limitations on the indicated uses of our products and impose labeling requirements which may adversely impact our ability to market our products. Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing regulatory review. Noncompliance with the regulatory requirements of the approval process at any stage may result in adverse consequences, including the FDA's delay in approving or its refusal to approve a product, withdrawal of an approved product from the market or, under certain circumstances, the imposition of criminal penalties. We may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered. Any such adverse consequence could seriously harm our business, financial condition and results of operations.

OUR ABILITY TO COMPLETE THE DEVELOPMENT OF OUR PRODUCT CANDIDATES IS UNCERTAIN

    Code 7228, COMBIDEX, or any other future product candidates, may require significant additional research and development efforts before commercialization. Although Code 7228 is currently in Phase II clinical studies, and while we have filed an NDA for COMBIDEX and received an "approvable" letter for its principal indication, the diagnosis of lymph node disease, significant additional development efforts, including additional human clinical testing, may be required prior to approval of these products for commercial sale. The development of new pharmaceutical products is highly uncertain and subject to a variety of inherent risks of failure, including the following:

    - Our products may be found to be unsafe, to have harmful side effects on humans, to be ineffective or may otherwise fail to meet regulatory standards or receive necessary regulatory approvals;

    - Our products may be too difficult or costly to manufacture on a large scale, to develop into commercially viable products or to market;

    - Other parties may claim proprietary rights to our product technology that prevent us from marketing our products; and

    - Our products may not be widely adopted or commercially successful.

    In addition, although we have dedicated significant resources to our research and development efforts, we may not be successful in finding new applications for our technology or in expanding the indications for our current products or product candidates for development into future product candidates. As a result of these and other risks and uncertainties, our development programs may not be completed successfully. Any delays or failures in the development of our current or future product candidates could have a material adverse effect on our business, financial condition and results of operations.

WE CANNOT BE CERTAIN THAT OUR PRODUCTS WILL BE ACCEPTED IN THE MARKETPLACE

    We can give no assurance that any of our products will achieve market acceptance or become commercially successful. If our products do not receive market acceptance for any reason, it may adversely affect our business, financial condition and results of operations. The degree of market acceptance of any of our products will depend on a number of factors, including:

    - the establishment and demonstration in the medical community of the clinical efficacy and safety of our products;

    - our products' potential advantage over existing treatment or diagnostic methods; and

    - reimbursement policies of government and third-party payers, including insurance companies.

    For example, even if we obtain regulatory approval to sell our products, physicians and health care payers could conclude that our products are not safe or effective and decide not to use them to treat patients. Our competitors may also develop new technologies or products which are more effective or less costly, or that seem more cost-effective than our products. We can give no assurance that physicians, patients, third-party payers or the medical community in general will accept and use any products that we may develop.

    To date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing alliances. Although on the market since 1996 and 1997 respectively, FERIDEX I.V. and GASTROMARK still represent a new technology platform for physicians to adopt. COMBIDEX and Code 7228, if approved, may also represent new technologies or may represent alternatives to existing products that might not be adopted by the medical community. If our approved products, or future products, are not adopted by physicians, revenues will be delayed or fail to materialize. Any delays or failures in the adoption of our products could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE A LIMITED NUMBER OF CUSTOMERS AND ARE DEPENDENT ON OUR COLLABORATIVE
  RELATIONSHIPS

    Our strategy for the development, commercialization and marketing of our product candidates has been to enter into strategic alliances with various corporate partners, licensees, and other collaborators. We rely on a limited number of marketing and distribution alliances to market and sell our approved products, FERIDEX I.V. and GASTROMARK, both in the U.S. and in foreign countries, and we depend on this limited number of strategic alliances for a significant portion of our revenue. Two companies were responsible for approximately 77% of our revenue during the fiscal year ended September 30, 2001, with Cytogen representing approximately 63% of our revenue in fiscal 2001. A decrease in revenue from any of our significant marketing and distribution alliances could have a material adverse effect on our revenue. In some cases, we have granted exclusive rights to these alliances. If these alliances are not successful in marketing our products, or if these alliances fail to meet minimum sales requirements or projections, our ability to generate revenue would be harmed. In addition, we might incur additional costs in an attempt to enforce our contractual rights, renegotiate agreements, find new alliances or market our own products. In some cases, we are dependent upon some of our collaborators to conduct pre-clinical and clinical testing, to obtain FDA and foreign regulatory approvals and to manufacture and market our products. We may not derive any revenues or profits from these arrangements and we may not be able to enter into future collaborative relationships even if we desire to do so. If any of our collaborators breaches its agreement with us or otherwise fails to perform, such event could impair our revenue and impose additional costs. In addition, many of our corporate alliances have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with our competitors. Given these and other risks, our current and future collaborative efforts may not be successful. Failure of these efforts could delay our product development or impair commercialization of our products.

WE CANNOT BE CERTAIN ABOUT THE RESULTS AND PROGRESS OF OUR CLINICAL TRIALS

    Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through extensive pre-clinical testing and human clinical trials that the product is safe and efficacious. If our products fail in pre-clinical studies or clinical trials there will be an adverse effect on our business, financial condition and results of operations. In addition, the results from pre-clinical testing and early clinical trials of products under development by us may not be predictive of results obtained in subsequent clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. There can be no assurance that our clinical trials will demonstrate sufficient safety and effectiveness to obtain regulatory approvals.

    In addition, the completion rate of our clinical trials depends on a number of risks and uncertainties, such as patient enrollment. Clinical trials are often conducted with patients in the most advanced stages of disease. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to the product being tested, but which can nevertheless adversely affect clinical trial results or approvals by the FDA. Clinical testing of pharmaceutical products is itself subject to approvals by various governmental regulatory authorities. We may not be permitted by regulatory authorities to commence or continue clinical trials. Any delays in or termination of our clinical trial efforts could negatively affect our future prospects and stock price.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN THE PROPRIETARY NATURE OF OUR
  TECHNOLOGY

    The patent positions of pharmaceutical and biopharmaceutical firms, including our company, are generally uncertain and involve complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent and Trademark Office or enforced by the federal courts. We may not be successful or timely in obtaining any patents for which we submit applications. The breadth of the claims obtained in our patents may not provide significant protection of our technology. The degree of protection afforded by patents for licensed technologies or for future discoveries may not be adequate to protect our proprietary technology. The patents issued to us may not provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. In addition, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

    Moreover, patents issued to us may be contested, invalidated or circumvented. Future patent interference proceedings involving either our patents or patents of our licensors may have a material adverse effect on our business. Claims of infringement or violation of the proprietary rights of others may be asserted against us. If we are required to defend against such claims or to protect our own proprietary rights against others, it could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

    In the future, we may be required to obtain additional licenses to patents or other proprietary rights of others. Such licenses may not be available on acceptable terms, if at all. The failure to obtain such licenses could result in delays in marketing our products or our inability to proceed with the development, manufacturing or sale of our products or product candidates requiring such licenses. In addition, the termination of any of our existing licensing arrangements could impair our revenues and impose additional costs which could have a material adverse effect on our ability to sell our products commercially.

    We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our corporate alliances, collaborators, employees and consultants. These agreements, however, may be breached. We may not have adequate remedies for any such breach, and our trade secrets might otherwise become known or be independently discovered by our competitors. In addition, we cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights.

WE LACK MARKETING AND SALES EXPERIENCE

    We have limited experience in marketing and selling our products and product candidates and rely on our corporate alliances to market and sell FERIDEX I.V. and GASTROMARK and have agreed to do so, pending FDA approval, for Code 7228 for oncology applications, and for COMBIDEX. In order to achieve commercial success for any product candidate approved by the FDA for which we do not have a marketing alliance, we may have to develop a marketing and sales force or enter into arrangements with others to market and sell our products. We may not be successful in attracting and retaining qualified marketing and sales personnel and may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all. Furthermore, we, or our corporate alliances, may not be successful in marketing and selling our products.

OUR SUCCESS IS DEPENDENT ON THIRD-PARTY REIMBURSEMENT POLICIES AND DECISIONS

    In both the United States and foreign markets, our ability to commercialize our products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payers. Significant uncertainty exists as to the reimbursement status of newly-approved health care products, products used for indications not approved by the FDA and products which have competitors for their approved indications. If the government or third-party payers do not approve our products and related treatments for reimbursement, or for adequate levels of reimbursement, the adoption of our products may be limited, sales may suffer as some physicians or their patients will opt for a competing product that is approved for sufficient reimbursement, and our ability to generate revenue may be materially adversely affected. Even if third-party payers make reimbursement available, these payers' reimbursement policies may adversely affect us and our corporate alliances' ability to sell our products on a profitable basis.

    In the United States, there has been, and we expect that there will continue to be, a number of federal and state proposals to reform the health care system. The trend toward managed healthcare in the United States, the growth of organizations such as health maintenance organizations, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our products which could adversely affect our business, financial condition and results of operations. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us that may affect the marketing of our current or future products. While we cannot predict the likelihood of any of these legislative or regulatory proposals, if the government or an agency adopts these proposals they could materially adversely affect our business, financial condition and results of operations.

WE NEED TO MAINTAIN OUR MANUFACTURING CAPABILITIES IN ORDER TO COMMERCIALIZE OUR
  PRODUCTS

    We manufacture bulk FERIDEX I.V. and GASTROMARK as well as FERIDEX I.V. finished product, for sale by our marketing alliances, and Code 7228 for use in human clinical trails, in our Massachusetts facility. We intend to, pending FDA approval, manufacture COMBIDEX formulated drug product at our Massachusetts facility as well. This facility is subject to current Good Manufacturing Practices, cGMP, regulations prescribed by the FDA. We may not be able to continue to operate at commercial scale in compliance with cGMP regulations. Failure to operate in compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could have a material adverse effect on our business, financial condition and results of operations. In addition, we are dependent on contract manufacturers for the final production of COMBIDEX. In the event that we are unable to obtain or retain final manufacturing for COMBIDEX, we will not be able to develop and commercialize this product as planned. In addition, we may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP regulations and other regulatory requirements. We also cannot give any assurance that such manufacturers will be able to deliver required quantities of product that conform to specifications in a timely manner.

WE MAY NOT BE SUCCESSFUL IN COMPETING WITH OTHER COMPANIES OR OUR TECHNOLOGY MAY
  BECOME OBSOLETE

    The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change. We have many competitors, many of which have substantially greater capital and other resources than we do and represent significant competition for us. These companies may succeed in developing technologies and products that are more effective or less costly than any that we may develop, and may be more successful than we are in developing, manufacturing and marketing products. In the area of iron therapeutics, there are several iron replacement therapy products on the market with which Code 7228 will compete, if approved. These products have already received regulatory marketing approval. We can give no assurance that we will be able to successfully complete Phase II clinical trials for Code 7228 for iron replacement therapy, or, if completed, that we will be able to obtain regulatory approval. In addition, developments by others may render our products or product candidates or technologies obsolete or noncompetitive. Furthermore, our collaborators or customers may choose to use competing technologies or products.

WE MAY NEED SUBSTANTIAL ADDITIONAL CAPITAL TO GROW AND OPERATE OUR BUSINESS AND
  WE ARE UNCERTAIN ABOUT OBTAINING FUTURE FINANCING

    We have expended and will continue to expend substantial funds to complete the research, development, clinical trials, regulatory approvals and other activities necessary to achieve final commercialization of our products. It is possible that we may need additional financing to satisfy our capital and operating requirements relating to the development, manufacturing and marketing of our products. We may seek such financing through arrangements with collaborative alliances or through public or private sales of our securities, including equity securities. We may not be able to obtain financing on acceptable terms, if at all. Any additional equity financings could be dilutive to our stockholders. If adequate additional funds are not available, we may be required to curtail significantly one or more of our research and development programs or obtain funds through arrangements with collaborative alliances or others that may require us to relinquish rights to certain of our products or product candidates on terms that we might otherwise find unacceptable.

WE ARE EXPOSED TO POTENTIAL PRODUCT LIABILITY CLAIMS AND WE MAY NOT BE ABLE TO
  OBTAIN SUFFICIENT INSURANCE COVERAGE

    We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials and commercial use. However, coverage is becoming increasingly expensive and we may not be able to maintain insurance at a reasonable cost. Furthermore, our insurance may not provide sufficient coverage amounts to protect us against liability that could have a material adverse effect on our business, financial condition and results of operations. We may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future. Furthermore, we can give no assurance that insurance coverage and our resources would be sufficient to satisfy any liability or cover costs resulting from product liability claims. A product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations, including the reduction or elimination of our resources, whether or not the plaintiffs in such claims ultimately prevail.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY EMPLOYEES

    Because of the specialized nature of our business, we are highly dependent on our ability to attract and retain qualified scientific and technical personnel for the research and development activities conducted or sponsored by us. Furthermore, our possible expansion into areas and activities requiring additional expertise, such as product distribution and marketing and sales, may require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise could impose limits on our business operations.

OUR STOCK PRICE IS VOLATILE

    The market prices for securities of biopharmaceutical and pharmaceutical companies, including ours, have historically been highly volatile. Fluctuations in operating results may cause the market price of our common stock to be volatile. In addition, the market prices for securities of biopharmaceutical and pharmaceutical companies have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Various factors and events, including announcements by us or our competitors concerning technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, or public concern regarding the safety of products developed by us or others, may have a significant impact on the market price of our common stock and dividend policy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

    The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities, and includes shares of Cytogen common stock received as a license fee. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to a decline in equity markets.

    Equity Market Risk--The Company's investment portfolio includes marketable securities classified as available for sale and cash and cash equivalents. Marketable securities include publicly-traded stocks of domestic issuers. Assuming a decline of 15% in the market for domestic stocks generally, the Company's equity investments may be expected to decline a corresponding 15%, resulting in a hypothetical reduction of the value of the total assets of the Company (as of September 30, 2001) of approximately 6%. For the fiscal year ended September 30, 2000, the Company assumed a decline of 10% in the market for domestic stocks generally. Assuming this 10% decline in the market for domestic stocks generally, the Company's equity investments may be expected to decline a corresponding 10%, resulting in a hypothetical reduction of the value of the total assets of the Company (as of September 30, 2001) of approximately 4% as compared to a hypothetical reduction of the value of the total assets of the Company (as of September 30, 2000) of approximately the same percentage. In addition, at September 30, 2001, over 40% of the Company's marketable securities consisted of two publicly-traded stocks, one of which was Cytogen common stock, shares of which were received by the Company as a non-refundable up-front licensing fee as part of a license and marketing agreement entered into in the last quarter of fiscal 2000. The use of a 15% estimate in the decline of equity securities is strictly for estimation and evaluation purposes only and was changed from last year's estimate of 10% as the Company believes 15% better reflects reasonably possible near-term changes in the market for equity securities. The value of the Company's assets may rise or fall by a greater or smaller amount depending on actual general market performances and the value of individual securities owned by the Company. The Company manages its equity market risk exposure through diversification across industries and positions in cash and cash equivalents. In addition to publicly-traded stocks, the Company held significant cash and cash equivalents in its investment portfolio at September 30, 2001 and 2000. These positions are intended to reduce the Company's equity market risk. A significant decrease in the value of the Company's overall investment portfolio could have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS:

    The Company's Financial Statements and related Report of Independent Accountants are presented in the following pages. The financial statements included in this Item 8 are as follows:

    Report of Independent Accountants

    Financial Statements:

       Balance Sheets--September 30, 2001 and 2000

       Statements of Operations--for the years ended September 30, 2001, 2000 and 1999

       Statements of Comprehensive Income--for the years ended September 30, 2001, 2000 and 1999

       Statements of Stockholders' Equity--for the years ended September 30, 2001, 2000 and 1999

       Statements of Cash Flows--for the years ended September 30, 2001, 2000 and 1999

       Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities--for the years ended September 30, 2001, 2000 and 1999

       Notes to Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................  32

Balance Sheets--September 30, 2001 and 2000.................  33

Statements of Operations--for the years ended September 30,
  2001, 2000 and 1999.......................................  34

Statements of Comprehensive Income--for the years ended
  September 30, 2001, 2000 and 1999.........................  35

Statements of Stockholders' Equity--for the years ended
  September 30, 2001, 2000 and 1999.........................  36

Statements of Cash Flow--for the years ended September 30,
  2001, 2000 and 1999.......................................  37

Reconciliation of Net Income (Loss) to Net Cash Used in
  Operating Activities--for the years ended September 30,
  2001, 2000 and 1999.......................................  38

Notes to Financial Statements...............................  39

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Advanced Magnetics, Inc.:

    In our opinion, the accompanying balance sheets and the related statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Advanced
Magnetics, Inc. at September 30, 2001 and September 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note B to the financial statements, in fiscal 2000 the Company changed its method of accounting for revenue from license agreements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
November 14, 2001

                            ADVANCED MAGNETICS, INC.

                                 BALANCE SHEETS

                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
ASSETS
Current assets:
Cash and cash equivalents...................................  $11,741,861   $16,120,738
Marketable securities.......................................   10,912,382    14,051,850
Accounts receivable.........................................      317,970       639,740
Inventories.................................................       87,421        91,456
Prepaid expenses............................................      166,743       187,481
                                                              -----------   -----------
    Total current assets....................................   23,226,377    31,091,265
Property, plant and equipment:
Land........................................................      360,000       360,000
Buildings...................................................    4,654,047     4,618,296
Laboratory equipment........................................    6,846,193     8,013,973
Furniture and fixtures......................................      792,484       782,525
                                                              -----------   -----------
                                                               12,652,724    13,774,794
Less--accumulated depreciation and amortization.............   (8,914,026)   (9,620,094)
                                                              -----------   -----------
Net property, plant and equipment...........................    3,738,698     4,154,700
Other assets................................................      483,592       421,626
                                                              -----------   -----------
    Total assets............................................  $27,448,667   $35,667,591
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $   163,942   $   611,891
Accrued expenses............................................      382,122       848,483
Deferred revenues...........................................    3,945,925     3,923,986
                                                              -----------   -----------
    Total current liabilities...............................    4,491,989     5,384,360
Long-term liabilities:
Deferred revenues...........................................   11,444,384    15,977,599
                                                              -----------   -----------
    Total liabilities.......................................   15,936,373    21,361,959
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
  2,000,000 shares; none issued.............................           --            --
Common stock, par value $.01 per share, authorized
  15,000,000 shares; issued and outstanding 6,633,895 shares as of September 30, 2001 and 6,773,932 shares as of
  September 30, 2000........................................       66,339        67,739
Additional paid-in capital..................................   43,830,473    44,267,120
Retained deficit............................................  (27,279,931)  (28,110,546)
Accumulated and other comprehensive income (loss)...........   (5,104,587)   (1,918,681)
                                                              -----------   -----------
  Total stockholders' equity................................   11,512,294    14,305,632
                                                              -----------   -----------
    Total liabilities and stockholders' equity..............  $27,448,667   $35,667,591
                                                              ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                            STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                         ---------------------------------------
                                                            2001          2000          1999
                                                         ----------   ------------   -----------
Revenues:
License fees...........................................  $4,640,198   $  1,124,049   $        --
Royalties..............................................     700,000        825,000       680,000
Product sales..........................................     633,480      1,253,537     1,966,059
Contract research and development......................          --        106,003       581,429
Interest, dividends and net gains and losses on sales
  of securities........................................     117,744        765,330     4,202,568
                                                         ----------   ------------   -----------
    Total revenues.....................................   6,091,422      4,073,919     7,430,056

Costs and expenses:
Cost of product sales..................................     204,399        239,228       454,642
Contract research and development expenses.............          --          3,195        37,056
Company-sponsored research and development expenses....   3,622,102      4,623,468     7,952,331
Selling, general and administrative expenses...........   1,667,066      3,013,796     3,694,038
                                                         ----------   ------------   -----------
    Total cost and expenses............................   5,493,567      7,879,687    12,138,067

Other income:
Other income...........................................     258,122             --       265,593
                                                         ----------   ------------   -----------
Income (loss) before cumulative effect of accounting
  change and provision for income taxes................     855,977     (3,805,768)   (4,442,418)
Provision for income taxes.............................      25,362             --            --
                                                         ----------   ------------   -----------
Income (loss) before cumulative effect of accounting
  change...............................................     830,615     (3,805,768)   (4,442,418)
Cumulative effect of accounting change (Note B)........          --     (7,457,717)           --
                                                         ----------   ------------   -----------
Net income (loss)......................................  $  830,615   $(11,263,485)  $(4,442,418)
                                                         ==========   ============   ===========

Basic and diluted income (loss) before cumulative
  effect of accounting change per share................  $     0.12   $      (0.56)  $     (0.66)
Cumulative effect of accounting change per share.......          --          (1.11)           --
                                                         ----------   ------------   -----------
Basic and diluted net income (loss) per share..........  $     0.12   $      (1.67)  $     (0.66)
                                                         ==========   ============   ===========

Weighted average shares outstanding:
  Basic................................................   6,701,113      6,758,825     6,766,934
                                                         ----------   ------------   -----------
  Diluted..............................................   6,722,742      6,758,825     6,766,934
                                                         ----------   ------------   -----------

Pro forma amounts assuming accounting change was
  applied retroactively:
  Net income (loss)....................................  $  830,615   $ (3,805,768)  $(4,039,639)
  Basic and diluted net income (loss) per share........  $     0.12   $      (0.56)  $     (0.60)

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                        ----------------------------------------
                                                           2001           2000          1999
                                                        -----------   ------------   -----------
Net income (loss).....................................  $   830,615   $(11,263,485)  $(4,442,418)

Other comprehensive income:

  Unrealized gains (losses) on securities.............   (3,765,324)    (1,610,010)    2,206,167

  Reclassification adjustment for (gains) losses
    included in net income............................      579,418         62,450    (3,555,957)
                                                        -----------   ------------   -----------

Other comprehensive income (loss).....................   (3,185,906)    (1,547,560)   (1,349,790)
                                                        -----------   ------------   -----------
Comprehensive income (loss)...........................  $(2,355,291)  $(12,811,045)  $(5,792,208)
                                                        ===========   ============   ===========

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                                                                                    NET UNREALIZED
                                    COMMON STOCK       ADDITIONAL      RETAINED        GAINS ON          TOTAL
                                --------------------     PAID-IN       EARNINGS       MARKETABLE     STOCKHOLDERS'
                                 SHARES      AMOUNT      CAPITAL      (DEFICIT)       SECURITIES        EQUITY
                                ---------   --------   -----------   ------------   --------------   -------------
Balance at September 30,
  1998........................  6,767,358   $67,674    $44,277,698   $(12,404,643)   $   978,669      $32,919,398
                                =========   =======    ===========   ============    ===========      ===========
Shares issued in connection
  with the exercise of stock
  options.....................      1,329        13         10,397             --             --           10,410
Shares surrendered in
  connection with the exercise
  of stock options............     (1,027)      (10)       (10,388)            --             --          (10,398)
Shares issued in connection
  with employee stock purchase
  plan........................      2,267        23          7,435             --             --            7,458
Common shares repurchased.....    (17,900)     (179)       (79,772)            --             --          (79,951)
Other comprehensive income
  (loss)......................         --        --             --             --     (1,349,790)      (1,349,790)
Net loss......................         --        --             --     (4,442,418)            --       (4,442,418)
                                ---------   -------    -----------   ------------    -----------      -----------
Balance at September 30,
  1999........................  6,752,027   $67,521    $44,205,370   $(16,847,061)   $  (371,121)     $27,054,709
                                =========   =======    ===========   ============    ===========      ===========
Shares issued in connection
  with the exercise of stock
  options.....................      5,250        52         20,956             --             --           21,008
Shares surrendered in
  connection with the exercise
  of stock options............     (2,488)      (25)       (17,967)            --             --          (17,992)
Shares issued in connection
  with employee stock purchase
  plan........................     19,143       191         58,761             --             --           58,952
Common shares repurchased.....         --        --             --             --             --               --
Other comprehensive income
  (loss)......................         --        --             --             --     (1,547,560)      (1,547,560)
Net loss......................         --        --             --    (11,263,485)            --      (11,263,485)
                                ---------   -------    -----------   ------------    -----------      -----------
Balance at September 30,
  2000........................  6,773,932   $67,739    $44,267,120   $(28,110,546)   $(1,918,681)     $14,305,632
                                =========   =======    ===========   ============    ===========      ===========
Shares issued in connection
  with the exercise of stock
  options.....................         --        --             --             --             --               --
Shares surrendered in
  connection with the exercise
  of stock options............         --        --             --             --             --               --
Shares issued in connection
  with employee stock purchase
  plan........................      4,663        47         14,828             --             --           14,875
Common shares repurchased.....   (144,700)   (1,447)      (451,475)            --             --         (452,922)
Other comprehensive income
  (loss)......................         --        --             --             --     (3,185,906)      (3,185,906)
Net income....................         --        --             --        830,615             --          830,615
                                ---------   -------    -----------   ------------    -----------      -----------
Balance at September 30,
  2001........................  6,633,895   $66,339    $43,830,473   $(27,279,931)   $(5,104,587)     $11,512,294
                                =========   =======    ===========   ============    ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                         ---------------------------------------
                                                            2001          2000          1999
                                                         -----------   -----------   -----------
Cash flows from operating activities:
Cash received from customers...........................  $ 1,198,034   $ 1,615,566   $ 2,834,912
Cash paid to suppliers and employees...................   (5,956,859)   (6,624,397)  (11,369,713)
Dividends and interest received........................      464,124       827,782       670,440
Royalties received.....................................      723,214       593,541       699,269
Net proceeds from insurance settlement.................           --            --       371,561
Income taxes (paid) refunded...........................      (94,752)           --        60,000
Other income...........................................      200,000            --            --
                                                         -----------   -----------   -----------
Net cash used in operating activities..................   (3,466,239)   (3,587,508)   (6,733,531)

Cash flows from investing activities:
Proceeds from sales of marketable securities...........   13,196,124     4,433,874    11,305,551
Proceeds from notes and bonds maturing.................   12,000,000            --     7,500,000
Purchase of marketable securities......................  (13,821,980)   (1,744,075)   (2,291,869)
Purchase of notes and bonds............................  (11,766,961)           --            --
Capital expenditures...................................      (80,808)      (36,333)     (280,891)
Proceeds from sale of fixed assets.....................       61,000            --            --
(Increase) decrease in other assets....................      (61,966)      (59,824)      (57,565)
Cash sold in divestiture...............................           --            --       (20,823)
                                                         -----------   -----------   -----------
Net cash provided by (used in) investing activities....     (474,591)    2,593,642    16,154,403

Cash flows from financing activities:
Proceeds from issuances of common stock, net...........       14,875        61,968         7,470
Purchase of treasury stock.............................     (452,922)           --       (79,951)
                                                         -----------   -----------   -----------
Net cash (used in) provided by financing activities....     (438,047)       61,968       (72,481)
                                                         -----------   -----------   -----------
Net (decrease) increase in cash and cash equivalents...   (4,378,877)     (931,898)    9,348,391
Cash and cash equivalents at beginning of year.........   16,120,738    17,052,636     7,704,245
                                                         -----------   -----------   -----------
Cash and cash equivalents at end of year...............  $11,741,861   $16,120,738   $17,052,636
                                                         ===========   ===========   ===========

Supplemental data:
Non-cash operating activities:
  Marketable securities received in licensing and
    marketing agreements...............................           --   $13,546,875            --

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                      RECONCILIATION OF NET INCOME (LOSS)
                    TO NET CASH USED IN OPERATING ACTIVITIES

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                        ----------------------------------------
                                                           2001           2000          1999
                                                        -----------   ------------   -----------
Net income (loss).....................................  $   830,615   $(11,263,485)  $(4,442,418)
                                                        -----------   ------------   -----------

Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
Non-cash reduction in value of investment in
  subsidiary..........................................           --             --       155,967
Non-cash license fee revenue..........................   (4,582,541)    (1,116,056)           --
Cumulative effect of accounting change................           --      7,457,717            --
Depreciation..........................................      493,933        554,434       817,299
Accretion of U. S. Treasury Notes discount............     (233,038)            --       (15,358)
(Increase) decrease in accounts receivable............      321,770          8,462       339,116
(Increase) decrease in inventories....................        4,035        (10,976)      368,150
(Increase) decrease in prepaid expenses...............       20,738          8,174        33,330
Gains of disposal of fixed assets.....................      (58,122)            --            --
Increase (decrease) in accounts payable and accrued
  expenses............................................     (914,310)       698,724      (443,260)
Increase (decrease) in deferred revenues..............       71,263         13,048            --
Increase (decrease) in income taxes payable...........           --             --         9,600
Net realized (gains) losses on sales of marketable
  securities..........................................      579,418         62,450    (3,555,957)
                                                        -----------   ------------   -----------
    Total adjustments.................................   (4,296,854)     7,675,977    (2,291,113)
                                                        -----------   ------------   -----------
Net cash used in operating activities.................  $(3,466,239)  $ (3,587,508)  $(6,733,531)
                                                        ===========   ============   ===========

    The accompanying notes are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS

A. SUMMARY OF ACCOUNTING POLICIES:

BUSINESS

    Founded in November 1981, Advanced Magnetics, Inc., a Delaware Corporation ("Advanced Magnetics" or the "Company"), is a biopharmaceutical company engaged in the development and manufacture of compounds utilizing the Company's core proprietary colloidal superparamagnetic particle technology and core polysaccharide technology. The products developed by the Company are iron therapeutic compounds for the treatment of chronic anemia and diagnostic imaging agents for use in conjunction with magnetic resonance imaging ("MRI") to aid in the diagnosis of cancer and other diseases.

    The Company is subject to risks common to companies in the industry including, but not limited to, development by the Company or its competitors of new technological innovations, uncertainty of product development and commercialization, dependence on key personnel and collaborative relationships, market acceptance of products, uncertainties related to third-party reimbursement, product liability, protection of proprietary technology, and compliance with FDA and other government regulations.

CONSOLIDATION POLICY

    The Company consolidated its majority-owned subsidiary until the date of divestiture in July 1999. All intercompany transactions until that time have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could significantly differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand, money market funds and marketable securities having a maturity of less than three months at the date acquired. Substantially all of the cash and cash equivalents at September 30, 2001 and 2000 were held in a money market account.

MARKETABLE SECURITIES AND DERIVATIVE ACTIVITIES

    The Company's portfolio at September 30, 2001 and 2000 consists of securities classified as available-for-sale which are recorded at fair market value. The fair values of marketable securities are based on quoted market prices. Net unrealized gains and losses on marketable securities are recorded as a separate component of stockholders' equity entitled Accumulated Other Comprehensive Income. All derivatives are recognized on the balance sheet at their fair value. Derivative instruments entered into by the Company are primarily trading instruments and the changes in the fair value of these instruments are reported in current-period earnings. There were no open derivative contracts at September 30, 2001 and 2000. Interest income is accrued as earned. Dividend income is accrued on the ex-dividend date, and net realized gains and losses are computed on the basis of average cost and are recognized when realized.

INVENTORIES

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. The cost of additions and improvements is charged to the property accounts while maintenance and repairs are expensed as incurred. Upon sale or other disposition of property and equipment, the cost and related depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Income.

DEPRECIATION

    Depreciation is recorded by the straight line method based on rates sufficient to provide for retirement over estimated useful lives as follows: buildings--40 years; laboratory equipment and furniture and fixtures--5 years; and leasehold improvements--over the life of the lease.

REVENUE RECOGNITION

    Product revenue is recognized upon shipment to the customer and satisfaction of all obligations. Royalty revenue is recognized as the related product sales are recognized. The terms of product development agreements entered into between the Company and its collaborative alliances may include non-refundable license fees, payments based on the achievement of certain milestones and royalties on any product sales derived from collaborations. Non-refundable license fees, with respect to product development agreements and collaborations, are recognized over the term of the agreement as earned or, in cases where project costs are estimable, recognized on a percentage of completion basis as related costs are incurred. Milestone payments, which are not refundable, are recognized as revenue on a retrospective basis. Accordingly, upon achievement of the milestone, a portion of the milestone payment equal to the percentage of collaboration completed through that date would be recognized. The remainder would be recognized as services are performed over the remaining term of the collaboration.

OTHER INCOME

    Other Income in the year ended September 30, 2001 includes amounts for the settlement of a claim against an investor and gains from the sale of certain capital assets. Other Income in the year ended September 30, 1999 includes gains on insurance settlements, loss on sale of subsidiary and other items.

INCOME TAXES

    The provision for income taxes includes federal and state income taxes currently payable (including alternative minimum taxes) and deferred income taxes arising from the recognition of certain income and expenses in different periods for financial and tax reporting purposes.

INCOME (LOSS) PER SHARE

    The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. Aggregate options of 253,500 (weighted average exercise price of $3.06) were included in the calculation of weighted average shares for fiscal 2001 as the weighted average market price for the Company's stock exceeded their exercise price. Aggregate options of 479,506 (weighted average exercise price of $8.97), and 473,833 options (weighted average exercise price of $9.47) for 2000 and 1999, respectively, have not been included in the calculation of weighted average shares since their effect would be anti-dilutive, given the net loss in those years.

                                             FOR THE YEARS ENDED SEPTEMBER 30
                                          --------------------------------------
                                            2001          2000          1999
                                          ---------   ------------   -----------
Numerator:
Net income (loss).......................  $830,615    $(11,263,485)  $(4,442,418)
                                          =========   ============   ===========
Denominator:
Weighted average number of common shares
  issued and outstanding................  6,701,113      6,758,825     6,766,934
Assumed exercise of options reduced by
  the number of shares which could have
  been purchased with the proceeds of
  those options.........................    21,629              --            --
                                          ---------   ------------   -----------
Weighted average common and common
  equivalent shares.....................  6,722,742      6,758,825     6,766,934
Basic and diluted net income (loss) per
  share.................................  $   0.12    $      (1.67)  $     (0.66)

RECLASSIFICATIONS

    Certain amounts from the prior fiscal year have been reclassified to conform to the current year's presentation.

B. CUMULATIVE EFFECT OF ACCOUNTING CHANGE:

    In fiscal 2000, the Company adopted SEC Staff Accounting Bulleting No. 101 ("SAB 101"). The effect of applying this change in accounting principle is a cumulative charge of $7,457,717, or $1.11 per share. This cumulative change in accounting principle reflects the reversal of license fees and milestone payments that had been recognized in prior years. Previously, the Company had recognized license fee revenue when the fees were non-refundable, a technology transfer occurred, no explicit commitment or obligation for scientific achievement existed, and the other portions of the agreement, principally supply and royalty, were priced at fair value. Under the new accounting method applied retroactively to October 1, 1999, each payment is recorded as deferred revenue to be recognized over the remaining term of the related agreement. For each of the years ended September 30, 2001 and September 30, 2000, the Company recognized $727,582 in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

C. MARKETABLE SECURITIES:

    The cost and fair value of the marketable securities portfolio at September 30 are as follows:

                               2001          2001          2000          2000
                               COST       FAIR VALUE       COST       FAIR VALUE
                            -----------   -----------   -----------   -----------
Common stock..............  $16,016,969   $10,912,382   $15,970,531   $14,051,850
                            -----------   -----------   -----------   -----------
                            $16,016,969   $10,912,382   $15,970,531   $14,051,850
                            ===========   ===========   ===========   ===========

    At September 30, 2001, gross unrealized holding losses were $5,104,587. At September 30, 2000, gross unrealized holding losses were $1,918,681. At September 30, 2001 and 2000, the net unrealized holding losses have been recorded as a separate component of stockholders' equity, entitled Accumulated Other Comprehensive Income. At September 30, 2001, over 40% of the Company's balance in marketable securities was held in two common stocks, including $1,987,200 in the common stock of Cytogen. There were no open derivative contracts at September 30, 2001 or 2000.

    During the year ended September 30, 2001, gross realized gains and gross realized losses on the sale of marketable securities and derivative instruments were $2,066,851 and $2,646,269, respectively, resulting in a net realized loss of $579,418. During the year ended September 30, 2000, gross realized gains and gross realized losses on the sale of marketable securities were $101,325 and $163,775, respectively, resulting in a net realized loss of $62,450. During the year ended September 30, 1999, gross realized gains and gross realized losses on the sale of marketable securities were $4,796,165 and $1,240,208, respectively, resulting in a net realized gain of $3,555,957. During the year ended
September 30, 2001, the Company realized $147,557 in net gains on trading in call and put options on domestic equity instruments.

    Interest, dividends and net gains (losses) on sales of securities and derivative instruments consist of the following:

                                              FOR THE YEARS ENDED SEPTEMBER 30
                                             ----------------------------------
                                               2001        2000         1999
                                             ---------   ---------   ----------
Interest income............................  $631,386    $729,805    $  534,733
Dividend income............................    65,776      97,975       111,878
Net gains (losses) on sales of securities
  and derivative instruments...............  (579,418)    (62,450)    3,555,957
                                             --------    --------    ----------
Totals.....................................  $117,744    $765,330    $4,202,568
                                             ========    ========    ==========

D. INVENTORIES:

    The Company's inventories consisted entirely of raw materials of $87,421 at September 30, 2001 and $91,456 at September 30, 2000.

E. COMMITMENTS:

    The Company leases laboratory, office and warehouse space under various agreements expiring in fiscal 2003. Rental expenses for the years ended September 30, 2001, 2000 and 1999 amounted to $228,899, $326,347 and $411,245, respectively. Future minimum lease payments for fiscal 2002 and 2003 amount to $153,200 and $12,800, respectively.

F. ACCRUED EXPENSES:

    Accrued expenses consist of the following at September 30:

                                                            2001       2000
                                                          --------   --------
Salaries and other compensation.........................  $176,291   $223,367
License and royalty fees................................    30,204     33,952
Clinical trials.........................................        --     85,000
Professional fees.......................................   158,450    188,000
Other...................................................    17,177    318,164
                                                          --------   --------
Totals..................................................  $382,122   $848,483
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

    There was a current federal income tax provision for the year ended September 30, 2001 of $25,362. There was no income tax provision or benefit for the years ended September 30, 2000 and 1999. The current federal income tax provision is comprised solely of alternative minimum tax.

    A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate is as follows:

                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                2001        2000        1999
                                              ---------   ---------   ---------
Statutory U.S. federal tax rate.............     34.0%       34.0%       34.0%
State taxes, net of federal benefit.........      6.3%        6.3%        6.3%
Permanent items.............................     (2.0)%       0.2%       (0.3)%
Other.......................................     (0.2)%      (1.7)%      (1.0)%
Valuation allowance.........................    (35.1)%     (38.8)%     (39.0)%
                                                -----       -----       -----
                                                  3.0%        0.0%        0.0%
                                                -----       -----       -----

    The components of the deferred tax assets and liabilities at September 30, were as follows:

                                            2001          2000          1999
                                         -----------   -----------   -----------
Assets
  Net operating loss carryforwards.....  $ 6,514,907   $ 4,649,480   $ 9,397,988
  Research and experimentation tax
    credit carryforward................    3,173,364     3,041,904     3,004,518
  Deductible intangibles...............       79,915        90,116       102,016
  Deferred revenue.....................    6,197,677     8,014,368            --
  Other................................      507,130       403,165       316,120

Liabilities
  Property, plant and equipment
    depreciation.......................      (45,777)     (135,586)     (200,415)
  Other................................     (775,597)      (85,842)      (70,142)
                                         -----------   -----------   -----------
                                          15,651,619    15,977,605    12,550,085
  Valuation allowance..................  (15,651,619)  (15,977,605)  (12,550,085)
                                         -----------   -----------   -----------
Net deferred taxes.....................  $        --   $        --   $        --
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

    At September 30, 2001, the Company had unused net operating loss (NOL) carryforwards for federal income tax purposes of approximately $17,103,762 which begin to expire in fiscal 2008. The Company also has unused state NOL carryforwards of approximately $11,158,331 which begin to expire in fiscal 2002. The Company also has federal research and experimentation credits of approximately $2,778,170 which expire in fiscal 2004.

H. STOCK PLANS:

    The Company's 2000 Stock Plan (the "2000 Stock Plan"), approved by the shareholders, provides for the grant of options to the Company's directors, officers, employees and consultants to purchase up to an aggregate of 1,000,000 shares of common stock at a price determined by the Board of Directors. No options have been granted under the 2000 Stock Plan as of September 30, 2001. The number of shares available for future grants at September 30, 2001 was 1,000,000.

    The Company's 1993 Stock Plan (the "1993 Stock Plan"), approved by the shareholders, provides for the grant of options to the Company's directors, officers, employees and consultants to purchase up to an aggregate of 700,000 shares of common stock at a price equal to at least the fair market value, or the minimum legal consideration, of the stock at the date of the grant for incentive stock options and non-statutory stock options, respectively. The maximum term of the options under the 1993 Stock Plan is ten years, with limited exceptions. The number of shares available for future grants at September 30, 2001 was 28,375.

    The Company's 1983 Stock Option Plan (the "1983 Plan") does not allow for option grants after June 1993. The 1983 Plan provided for the grant of options to the Company's employees, and mandatory grants to outside directors upon initial election to the Board of Directors, to purchase up to 900,000 shares of common stock at a price equal to at least the fair market value, or 90% of the fair market value, of the stock at the date of grant for incentive stock options and non-statutory stock options, respectively. The maximum terms of incentive stock options and non-statutory options under the 1983 Plan are ten years and ten years plus thirty days, respectively.

    On November 5, 1991, the Company's Board of Directors adopted the 1992 Non-Employee Director Stock Option Plan (the "1992 Plan") which the shareholders subsequently approved. The 1992 Plan provides for the grant to each non-employee director holding such position on November 5, 1991, on such date, and on each fifth anniversary thereof, of an option to purchase 5,000 shares of common stock up to an aggregate of 100,000 shares at a price equal to the fair market value of the stock at the date of the grant, vesting in equal installments over a five year period. The 1992 Plan also provides for the grant to new members of the Board of Directors, on the date of each such director's election, and on each fifth anniversary thereof, of an option to purchase 5,000 shares of common stock. A total of 5,000 stock options, with an exercise price of $3.20, were granted to a new director during fiscal year 2001 under the 1992 Plan. No grants may be made under this plan after November 4, 2001.

    On November 10, 1992, the Company's Board of Directors adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan") which the shareholders subsequently approved. The 1993 Plan provides for the grant to each non-employee director holding such position on November 10, 1992, on such date, and on each sixth anniversary thereof, of an option to purchase 5,000 shares of common stock up to an aggregate of 100,000 shares at a price equal to the fair market value of the stock at the date of the grant, vesting in equal installments over a five year period. The 1993 Plan also provides for the grant to new members of the Board of Directors, on the date of each such director's election, and on each sixth anniversary thereof, of an option to purchase 5,000 shares of common stock. Under this plan, options to purchase 25,000 shares of common stock at a price of $9.625 per share were granted on November 10, 1998 and options to purchase a total of 5,000 shares of common stock at a price of $3.20 were granted to a new director during fiscal year 2001. No grants may be made under this plan after November 10, 2002.

    The Company provides the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.

    Stock option activity for the years ended September 30, 2001, 2000 and 1999 is as follows:

                                                       2001                  2000                  1999
                                                -------------------   -------------------   -------------------
                                                           WEIGHTED              WEIGHTED              WEIGHTED
                                                           AVERAGE               AVERAGE               AVERAGE
                                                           EXERCISE              EXERCISE              EXERCISE
                                                 SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                --------   --------   --------   --------   --------   --------
Outstanding at beginning of year..............  479,506     $8.97     473,833     $9.47     408,649     $11.30
Granted.......................................  299,500     $3.21      47,500     $3.50     144,000     $ 5.04
Exercised.....................................       --     $  --      (5,250)    $4.00      (1,329)    $ 7.83
Canceled......................................  (77,306)    $8.53     (36,577)    $9.12     (77,487)    $10.28
                                                -------     -----     -------     -----     -------     ------
Outstanding at end of year....................  701,700     $6.56     479,506     $8.97     473,833     $ 9.47
                                                =======     =====     =======     =====     =======     ======
Options exercisable at year-end...............  321,341     $9.52     288,411     $9.65     169,620     $11.33
                                                =======     =====     =======     =====     =======     ======
Weighted average fair value of options granted
  during the year.............................              $1.88                 $1.90                 $ 2.38
                                                            =====                 =====                 ======

    The fair value of each option granted during 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of 5.0 years in 2001, 2000 and 1999 (2) expected volatility of 64.6% in 2001, 55.2% in 2000, and
47.6% in 1999 (3) risk-free interest rates of 4.68%, 4.98%, 4.71% and 5.81% in
2001, 6.12% in 2000, and 5.38% and 4.74% in 1999 and (4) no dividend yield.

    The following table summarizes information about stock options outstanding and exercisable at September 30, 2001:

                                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                           -----------------------------------------   ----------------------
                                         WEIGHTED AVERAGE   WEIGHTED                 WEIGHTED
                                            REMAINING       AVERAGE                  AVERAGE
                             NUMBER        CONTRACTUAL      EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING         LIFE          PRICE     EXERCISABLE    PRICE
------------------------   -----------   ----------------   --------   -----------   --------
$3.05-$4.58                  401,750           8.3           $ 3.34       80,375      $ 3.80
$4.59-$6.86                   21,000           9.8           $ 4.79           --      $ 4.79
$6.87-$10.29                  20,000           7.1           $ 9.63        8,000      $ 9.63
$10.30-$12.24                258,950           4.9           $11.46      232,966      $11.49
                             -------           ---           ------      -------      ------
$3.05-$12.24                 701,700           7.0           $ 6.56      321,341      $ 9.52
                             =======           ===           ======      =======      ======

EMPLOYEE STOCK PURCHASE PLAN:

    The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") provides for the issuance of up to 150,000 shares of common stock to employees of the Company. Under the terms of the Purchase Plan, eligible employees may purchase shares in five annual offerings, the last of which ends in 2002, through payroll deductions of up to a maximum of 10% of the employee's earnings, at a price equal to the lower of 85% of the fair market value of the stock on the applicable annual offering commencement date of June 1 or termination date of May 31. The fourth offering under the Purchase Plan ended on May 31, 2001 and 4,663 shares of common stock were purchased by eligible employees at a price of approximately $3.19 per share. As of September 30, 2001, 31,949 shares have been issued under the Purchase Plan.

    Had the Company adopted SFAS 123, the weighted average fair value for each purchase right granted during fiscal 2001, 2000 and 1999 would have been $1.17, $1.56, and $1.57, respectively.

PRO FORMA DISCLOSURES

    Had compensation cost for the Company's 2001, 2000 and 1999 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below:

                                                2001         2000          1999
                                              --------   ------------   -----------
Net income (loss).........  As reported       $830,615   $(11,263,485)  $(4,442,418)
                            Pro forma         $623,086   $(11,840,095)  $(4,902,679)
Basic and diluted net       As reported       $   0.12   $      (1.67)  $     (0.66)
  income (loss) per         Pro forma         $   0.09   $      (1.75)  $     (0.72)
    share.................

    The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to fiscal 1996, and additional awards in future years are anticipated.

I. EMPLOYEE SAVINGS PLAN:

    The Company provides a 401(k) Plan to employees of the Company by which they may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Each employee may elect to defer a percentage of his or her salary on a pre-tax basis up to a specified maximum percentage. The Company matches every dollar each employee contributes to the 401(k) Plan up to six percent of each employee's salary to a maximum of $2,000 annually per employee. Salary deferred by employees and contributions by the Company to the 401(k) Plan are not taxable to employees until withdrawn from the 401(k) Plan and contributions are deductible by the Company when made. The amount of the Company's matching contribution for the 401(k) Plan was $45,690, $64,524, and $95,753 for 2001, 2000 and 1999, respectively.

J. COMMON STOCK TRANSACTIONS:

    In November 1997, the Board of Directors extended the authorization granted in May 1996 to purchase 250,000 shares of the Company's common stock in the aggregate on the open market. In November 2000, the Board of Directors authorized the purchase of up to 1,000,000 shares, including the number previously authorized, of the Company's common stock on the open market at prevailing market prices. Cumulatively, through September 30, 2001, the Company had purchased 266,900 shares for $2,027,166. All shares have been retired.

K. PREFERRED STOCK:

    Preferred Stock may be issued from time to time in one or more series. The rights, preferences, restrictions, qualifications and limitations of such stock shall be determined by the Board of Directors.

L. BUSINESS CUSTOMERS:

    The Company's operations are located solely within the United States. The Company is focused principally on developing and manufacturing iron replacement therapeutics and MRI contrast agents. Since July 1999, the Company's revenues have been attributable to one principal business segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Two customers accounted for 63% and 14%, respectively, of the Company's revenues in fiscal 2001. Three customers accounted for approximately 27%, 22% and 14%, respectively, of the Company's revenues in fiscal 2000. Two customers accounted for 15% and 13%, respectively, of the Company's revenues in fiscal 1999.

    In fiscal 2001, 2000 and 1999, revenues from customers and licensees outside of the United States, principally in Europe, amounted to 20%, 40% and 23%, respectively, of the Company's total revenues.

M. BUSINESS SEGMENTS:

    During fiscal 1999, the Company adopted FASB Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Prior to the divestiture of the majority-owned subsidiary, Kalisto Biologicals, Inc., in July 1999, the Company had two business segments under the "management approach" as defined in SFAS 131, the original business and the majority-owned subsidiary.

    Information concerning the operations in these reportable segments is as follows:

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                        ----------------------------------------
                                                           2001           2000          1999
                                                        -----------   ------------   -----------
REVENUES:
Advanced Magnetics, Inc...............................  $ 6,091,422   $  4,073,919   $ 6,511,654
Kalisto Biologicals, Inc..............................           --             --       918,402
                                                        -----------   ------------   -----------
  Total...............................................  $ 6,091,422   $  4,073,919   $ 7,430,056

DEPRECIATION EXPENSE:
Advanced Magnetics, Inc...............................  $   493,933   $    554,434   $   764,861
Kalisto Biologicals, Inc..............................           --             --        52,438
                                                        -----------   ------------   -----------
  Total...............................................  $   493,933   $    554,434   $   817,299

NET INCOME (LOSS):
Advanced Magnetics, Inc...............................  $   830,615   $(11,263,485)  $(3,476,742)
Kalisto Biologicals, Inc..............................           --             --      (965,676)
Eliminations and adjustments..........................           --             --            --
                                                        -----------   ------------   -----------
  Total...............................................  $   830,615   $(11,263,485)  $(4,442,418)

SEGMENT ASSETS:
Advanced Magnetics, Inc...............................  $27,448,667   $ 35,667,591
Kalisto Biologicals, Inc..............................           --             --
Eliminations and adjustments..........................           --             --
                                                        -----------   ------------
  Total...............................................  $27,448,667   $ 35,667,591

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

    The Company and certain of its officers were sued in DAVID D. STARK, M.D. V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN AND LEE JOSEPHSON, Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County on May 17, 1993. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, misappropriation of trade secrets, conversion, negligent misrepresentation, misrepresentation, unjust enrichment, unfair trade practices and tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. The plaintiff's contract claims have been dismissed with prejudice and final judgment was entered against the plaintiff. The plaintiff filed an appeal in DAVID D. STARK, M.D. V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN AND LEE JOSEPHSON, Appeal No. 98-P-1749, in the Massachusetts Appeals Court, on January 25, 1999. On October 13, 2000, the Massachusetts Appeals Court reversed the grant of partial summary judgment in the Company's favor and remanded the case to the Superior Court. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. The Company may not be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on its future business, financial condition and results of operations.

    The Company filed suit on October 7, 1997 against Sanofi
Pharmaceuticals, Inc. (formerly known as Sanofi Winthrop, Inc.) and Sanofi SA (collectively, "Defendants") in the Superior Court of the Commonwealth of Massachusetts in an action entitled ADVANCED MAGNETICS, INC. V. SANOFI PHARMACEUTICALS, INC. AND SANOFI SA, Civil Action No. 97-5222B. The Company claimed that the Defendants tortiously interfered with a license, supply and marketing agreement (the "Agreement"), and, in an amended complaint claimed unfair competition and breach of contract, and sought unspecified monetary damages. In addition, the Company sought a declaration that the Defendants did not have any rights under the Agreement and that the Company had not breached the Agreement. Sanofi Pharmaceuticals, Inc. filed counterclaims against the Company seeking compensatory damages and multiple damages as a result of the Company's alleged breach of the Agreement. On October 29, 2001, the Company and the Defendants executed a settlement agreement. On November 1, 2001, a Stipulation of Dismissal with Prejudice was filed with the Superior Court of the Commonwealth of Massachusetts which resulted in the final dismissal of all claims and counterclaims of all parties.

O. AGREEMENTS:

    To facilitate the marketing and distribution of its contrast agents, the Company has entered into strategic relationships with certain established pharmaceutical companies. These companies, both in the United States and abroad, include: (i) Guerbet S.A. ("Guerbet"), a leading European producer of contrast agents, in western Europe and Brazil; (ii) Eiken Chemical Co., Ltd. ("Eiken"), one of Japan's leading medical diagnostics manufacturers, in Japan;
(iii) Berlex Laboratories, Inc. ("Berlex"), a leading marketer of MRI contrast agents, in the United States; (iv) Cytogen Corporation ("Cytogen"), a U.S. marketer of oncology products, in the United States; and (v) Mallinckrodt Inc. ("Mallinckrodt"), a unit of Tyco, Inc. and a leading manufacturer of contrast agents, in the United States, Canada and Mexico.

    In February 1995, the Company entered into a licensing and marketing agreement and a supply agreement with Berlex, granting Berlex a product license and exclusive marketing rights to FERIDEX I.V. in the United States and Canada. Under the terms of the agreements, Berlex paid a $5,000,000 non-refundable license fee in fiscal 1995 and an additional $5,000,000 non-refundable license fee in

October 1996 upon the FDA's marketing approval of FERIDEX I.V. In addition, the Company receives payments for manufacturing the product and royalties on sales. Under the terms of the agreements, Berlex pays for 60% of ongoing development expenses related to FERIDEX I.V. These agreements expire in 2010 but can be terminated earlier upon the occurrence of certain specified events. Under the terms of the license and marketing agreement, the Company has the right to terminate the exclusive marketing rights based on the failure of Berlex to achieve minimum sales targets, but has not exercised that right at this time.

    In August 2000, the Company entered into a license and marketing agreement and a supply agreement with Cytogen. The Company granted Cytogen the exclusive right to market and sell in the United States COMBIDEX, Code 7228 for oncology applications and agreed to grant to Cytogen the exclusive right to market and sell FERIDEX I.V. if the Company's existing marketing arrangement for FERIDEX I.V. terminates for any reason. Upon signing of the agreements, the Company received 1,500,000 shares of Cytogen common stock as a non-refundable license fee. An additional 500,000 shares of Cytogen common stock were placed in escrow and will be released to the Company upon satisfaction of certain milestones under the agreements. Cytogen has agreed to pay the Company for manufacturing and supplying the products and royalties on sales, if any. These agreements have an initial ten-year term with automatic five-year extensions, but can be terminated earlier upon the occurrence of certain specified events.

    In 1988, the Company entered into a manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right to manufacture and distribute FERIDEX I.V. in Japan. Eiken was responsible for conducting clinical trials and securing the necessary regulatory approval in Japan which was received in 1997. Under the terms of the agreement, Eiken paid the Company a license fee of $1,500,000. In addition, Eiken pays royalties based upon sales. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or (ii) ten years after the date all necessary approvals were obtained.

    In 1990, the Company entered into a second manufacturing and distribution agreement with Eiken, granting Eiken the exclusive right to manufacture and distribute GASTROMARK and COMBIDEX in Japan. In addition, for a period of 180 days after the Company files an IND for any future Advanced Magnetics' MRI contrast agent, Eiken has the right of first refusal to manufacture and distribute such product in Japan. Upon execution of this agreement, Eiken paid the Company a license fee of $1,000,000. Additionally, Eiken agreed to pay the Company royalties on sales of all products sold by Eiken under the agreement. The agreement is perpetual but terminable upon certain specified events. Due to market conditions in Japan, Eiken has decided not to market GASTROMARK or COMBIDEX and rights to these products in Japan have reverted back to the Company. Additionally, Eiken has decided not to exercise its option to develop Code 7228 in Japan.

    In 1987, the Company entered into a supply and distribution agreement with Guerbet. Under this agreement, Guerbet has been appointed the exclusive distributor of FERIDEX I.V. in western Europe and Brazil (under the tradename Endorem-TM-). Guerbet is responsible for conducting clinical trials and securing the necessary regulatory approvals in the countries in its territory. Under the terms of this agreement, Guerbet paid the Company license fees and is obligated to pay royalties based on sales. The Company is entitled to receive an additional percentage of Guerbet's sales in return for selling to Guerbet its requirements for the active ingredient used in ENDOREM. The agreement terminates on the later of (i) the expiration of the last to expire technology patent or
(ii) ten years after the date all necessary approvals were obtained in France.

    In 1989, the Company entered into a second supply and distribution agreement with Guerbet granting Guerbet an exclusive right in western Europe and Brazil to manufacture and sell GASTROMARK (under the tradename Lumirem-TM-) and the option to acquire such rights to any future Advanced Magnetics MRI contrast agents. Guerbet has taken the rights to COMBIDEX (under the tradename Sinerem-TM-). Guerbet has not met its contractual obligations with respect to the exercise of its option to acquire rights to Code 7228, and, accordingly, rights to this product have reverted back to the

Company. Under the terms of this second distribution agreement, Guerbet paid the Company a license fee in 1989. In addition, Guerbet has agreed to pay the Company royalties and a percentage of net sales as the purchase price for the active ingredient of the licensed products. The Company is required to sell to Guerbet its requirements for the active ingredient used in the contrast agents. The agreement is perpetual but terminable upon certain specified events.

    In 1990, the Company entered into a manufacturing and distribution agreement with Mallinckrodt granting Mallinckrodt a product license and co-marketing rights to GASTROMARK in the United States, Canada and Mexico. Under the terms of the agreement, the Company reserved the right to sell GASTROMARK through its own direct sales personnel. Mallinckrodt paid $1,350,000 in license fees and a $500,000 non-refundable milestone payment upon FDA marketing approval of GASTROMARK. In addition, the Company receives royalties based on Mallinckrodt's GASTROMARK sales as well as a percentage of sales for supplying the active ingredient. The agreement is perpetual but terminable upon certain specified events.

    In 1994, under an agreement with Squibb Diagnostics, a division of Bristol-Myers Squibb Co., the Company reacquired the development and marketing rights to COMBIDEX, which had previously been licensed to Squibb Diagnostics. Pursuant to this agreement, the Company is obligated to pay up to a maximum of $2,750,000 in royalties to Squibb Diagnostics in connection with the Company's product sales of COMBIDEX.

    The Company is the licensee of certain technologies under agreements with third parties which require the Company to make payments in accordance with these license agreements and upon the attainment of particular milestones. The Company is also required to pay royalties on a percentage of certain product sales, if any. There were no milestone payments in fiscal years 1999, 2000 or 2001. Future milestone payments are not to exceed $400,000.

P. RELATED PARTY TRANSACTIONS:

    During the fiscal years ended September 30, 2001, 2000 and 1999, the Company paid approximately $73,737, $16,600 and $33,329, respectively, to Fahnestock & Co. Inc. and $445 in fiscal 2001 to Ingalls & Snyder LLC as commissions on transactions involving its investments in securities. Mr. Leslie Goldstein, a shareholder and former member of the Company's Board of Directors and the brother of Jerome Goldstein, President, Chairman of the Board and CEO of the Company, was employed by SRG Associates, a division of Fahnestock & Co. Inc., and now by Ingalls & Snyder LLC as an investment analyst and advisor. During fiscal year 2001, the Company paid approximately $26,800 to the firm of White & McDermott, P.C. for its services as outside counsel to the Company. Ms. Rachel Goldstein Konforty, an associate of White & McDermott, P.C., is a shareholder of the Company and the daughter of Jerome Goldstein.

Q. CONSOLIDATED QUARTERLY FINANCIAL DATA--UNAUDITED:

    The following table provides quarterly data for the fiscal years ended September 30, 2001, and 2000.

                                                             FISCAL 2001 QUARTERS ENDED
                                                -----------------------------------------------------
                                                SEPTEMBER 30    JUNE 30     MARCH 31    DEC. 31, 2000
                                                ------------   ----------   ---------   -------------
License fees..................................   $1,447,929    $1,143,902   $ 964,707    $1,083,660
Royalties.....................................      100,000       200,000     200,000       200,000
Product sales.................................      191,519       127,002      49,915       265,044
Research and development services.............           --            --          --            --
Interest, dividends and net gains and losses
  on sales of securities......................       (2,188)      333,306     672,711      (886,085)
                                                 ----------    ----------   ---------    ----------
  Total revenues..............................    1,737,260     1,804,210   1,887,333       662,619

Cost of product sales.........................       78,904        53,606      25,474        46,415
Cost of contract research.....................           --            --          --            --
Operating expenses............................    1,605,278     1,221,261   1,304,255     1,158,374
Other (income) expenses.......................      (58,122)     (200,000)         --            --
Provisional credit income taxes...............           --        25,362          --            --
                                                 ----------    ----------   ---------    ----------
Net income (loss).............................   $  111,200    $  703,981   $ 557,604    $ (542,170)
                                                 ==========    ==========   =========    ==========
Net income (loss) per share...................   $     0.01    $     0.11   $    0.08    $    (0.08)

                                                       FISCAL 2000 QUARTERS ENDED (AS AMENDED*)
                                                 ----------------------------------------------------
                                                 SEPTEMBER 30    JUNE 30    MARCH 31    DEC. 31, 1999
                                                 ------------   ---------   ---------   -------------
License fees...................................  $   572,367    $ 183,894   $ 183,894    $   183,894
Royalties......................................      201,754      200,000     260,000        163,246
Product sales..................................      475,096      616,911     161,530             --
Research and development services..............           --           --      95,008         10,995
Interest, dividends and net gains and losses on
  sales of securities..........................      163,775      197,122     168,588        235,845
                                                 -----------    ---------   ---------    -----------
  Total revenues...............................    1,412,992    1,197,927     869,020        593,980

Cost of product sales..........................      133,079       43,195      62,954             --
Cost of contract research......................           --           --          --          3,195
Operating expenses.............................    2,580,540    1,553,488   1,664,705      1,838,531
Cumulative effect of accounting change
  (loss).......................................           --           --          --     (7,457,717)
                                                 -----------    ---------   ---------    -----------
Net income (loss)..............................  $(1,300,627)   $(398,756)  $(858,639)   $(8,705,463)
                                                 ===========    =========   =========    ===========
Net income (loss) per share....................  $     (0.19)   $   (0.06)  $   (0.13)   $     (1.29)

------------------------

*   to reflect cumulative effect of accounting change (see Note B)

R. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

    In June 2001, the FASB issued Statement of Financial Accounting Standard
No. 141, ("SFAS 141"), "Business Combinations." This statement eliminates the pooling-of-interest method of accounting for business combinations, and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, intangible assets shall be recognized as assets apart from goodwill if they meet certain criteria. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. At the present time, adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

    In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets." Under this statement, goodwill will not be amortized and is to be reviewed for impairment and charged to expense only in the period in which goodwill's recorded value exceeds its fair value. Additionally, entities will be required to review goodwill and indefinite-lived intangible assets for impairment on an annual basis. The provisions of SFAS 142 are required to be applied in fiscal years beginning after December 15, 2001. At the present time, adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

    In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143, ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 were to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The provisions of SFAS 143 shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. At the present time, adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

    In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. At the present time, adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

    The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 2001, under the heading "Election of Directors."

    The information required by this item, with respect to executive officers of the registrant, can be found in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION:

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 2001, under the headings "How are the Company's Directors Compensated?" and "How Were the Company's Executive Officers Compensated in Fiscal Year 2001?"

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 2001, under the heading "Stock Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended September 30, 2001, under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

    (a) The following documents are filed as part of this Annual Report on Form 10-K:

       1.  Financial Statements.

           Balance Sheets--September 30, 2001 and 2000

           Statements of Operations--for the years ended September 30, 2001, 2000 and 1999

           Statements of Comprehensive Income--for the years ended September 30, 2001, 2000 and 1999

           Statements of Stockholders' Equity--for the years ended September 30, 2001, 2000 and 1999

           Statements of Cash Flows--for the years ended September 30, 2001, 2000 and 1999

           Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities--for the years ended September 30, 2001, 2000 and 1999

           Notes to Financial Statements

       2. Financial Statement Schedules. No financial statement schedules have been submitted because they are not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

       3.  Exhibit Index.

EXHIBIT
NUMBER                                DESCRIPTION
-------       ------------------------------------------------------------
3.1           Certificate of Incorporation of the Company, as amended
              (incorporated herein by reference to Exhibit 3.1 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended September 30, 2000, File No. 0-14732).
3.2           By-Laws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on
              Form 10-K for the fiscal year ended September 30, 2000,
              File No. 0-14732).
4.1           Specimen certificate representing the Company's Common Stock
              (incorporated by reference to Exhibit 6 to the Company's
              Registration Statement on Form 8-A, Reg. No. 1-10865).
4.2           Description of Capital Stock contained in Exhibits 3.1 and
              3.2.
10.1*         1983 Stock Option Plan of the Company, as amended on
              November 13, 1990 (incorporated herein by reference to
              Exhibit 10.2 to the Company's Annual Report on Form 10-K for
              the fiscal year ended September 30, 1990, File
              No. 0-14732).
10.2*         1992 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Annual
              Report on Form 10-K for the fiscal year ended September 30,
              1991, File No. 0-14732).
10.3*         1993 Stock Plan, as amended on February 2, 1999
              (incorporated herein by reference to the exhibits to the
              Company's definitive proxy statement for the fiscal year
              ended September 30, 1998, File No. 0-14732).
10.4*         1993 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Annual
              Report on Form 10-K for the fiscal year ended September 30,
              1992, File No. 0-14732).
10.5          1997 Employee Stock Purchase Plan (incorporated herein by
              reference to the exhibits to the Company's definitive proxy statement for the fiscal year ended September 30, 1996, File
              No. 0-14732).

EXHIBIT
NUMBER                                DESCRIPTION
-------       ------------------------------------------------------------
10.6          Clinical Testing, Supply and Marketing Agreement between the
              Company and Guerbet S.A. dated May 22, 1987 (incorporated
              herein by reference to the exhibits to the Company's Annual
              Report on Form 10-K for the fiscal year ended September 30,
              1987, File No. 0-14732) (confidential treatment previously granted).
10.7          Clinical Testing, Supply and Marketing Agreement between the
              Company and Eiken Chemical Co., Ltd. dated August 30, 1988
              (incorporated herein by reference to the exhibits to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended September 30, 1988, File No. 0-14732) (confidential
              treatment previously granted).
10.8          Contrast Agent Agreement between the Company and Guerbet
              S.A. dated September 29, 1989 (incorporated herein by
              reference to Exhibit 10.9 to the Company's Annual Report on
              Form 10-K for the fiscal year ended September 30, 1989, File
              No. 0-14732) (confidential treatment previously granted).
10.9          Contrast Agent Agreement between the Company and Eiken
              Chemical Co., Ltd. dated March 27, 1990 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990,
              File No. 0-14732) (confidential treatment previously
              granted).
10.10         Amendment to Clinical Testing, Supply and Marketing
              Agreement between the Company and Eiken Chemical Co., Ltd.
              dated September 29, 1990 (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K
              for the fiscal year ended September 30, 1990, File
              No. 0-14732) (confidential treatment previously granted).
10.11         License, Supply and Marketing Agreement between the Company and Mallinckrodt Medical, Inc. dated June 28, 1990
              (incorporated herein by reference to Exhibit 10.10 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended September 30, 1990, File No. 0-14732) (confidential
              treatment previously granted).
10.12         Technology License Agreement between the Company and Squibb
              Diagnostics, dated February 5, 1991 (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on
              Form 10-K for the fiscal year ended September 30, 1991, File
              No. 0-14732) (confidential treatment previously granted).
10.13         Agreement of Amendment to Clinical Testing, Supply and
              Marketing Agreement between the Company and Guerbet, S.A., dated August 13, 1990 (incorporated herein by reference to
              Exhibit 10.19 to the Company's Annual Report on Form 10-K
              for the fiscal year ended September 30, 1991, File
              No. 0-14732).
10.14         Termination Agreement dated August 30, 1994 between the
              Company and Bristol-Myers Squibb Co. (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on
              Form 10-K, for the fiscal year ended September 30, 1994,
              File No. 0-14732)
10.15         License and Marketing Agreement between the Company and
              Berlex Laboratories, Inc. dated as of February 1, 1995
              (incorporated herein by reference to Exhibit 10.1 to the
              Company's Quarterly Report on Form 10-Q, as amended, for the fiscal quarter ended December 31, 1994, File No. 0-14732)
              (confidential treatment previously granted).
10.16         Supply Agreement between the Company and Berlex
              Laboratories, Inc. dated as of February 1, 1995
              (incorporated herein by reference to Exhibit 10.2 to the
              Company's Quarterly Report on Form 10-Q, as amended, for the fiscal quarter ended December 31, 1994, File No. 0-14732)
              (confidential treatment previously granted).
10.17         License and Marketing Agreement between the Company and
              Cytogen Corporation dated August 25, 2000 (incorporated
              herein by reference to Exhibit 10.19 to the Company's Annual
              Report on Form 10-K for the fiscal year ended September 30,
              2000, File No. 0-14732) (confidential treatment previously granted).

EXHIBIT
NUMBER                                DESCRIPTION
-------       ------------------------------------------------------------
10.18         Supply Agreement between the Company and Cytogen Corporation dated August 25, 2000 (incorporated herein by reference to
              Exhibit 10.20 to the Company's Annual Report on Form 10-K
              for the fiscal year ended September 30, 2000, File
              No. 0-14732) (confidential treatment previously granted).
23.1++        Consent of PricewaterhouseCoopers LLP, independent
              accountants.

------------------------

++ Exhibits marked with a double plus sign are filed herewith.

* Exhibits marked with a single asterisk reference management contracts, compensatory plans or arrangements, filed in response to Item 14(a)(3) of the instructions to Form 10-K.

The other exhibits listed have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference, as indicated.

    (b) Reports on Form 8-K: Not applicable.

    (c) EXHIBITS. The Company hereby files as exhibits to this Form 10-K those exhibits listed in Item 14(a)(3) above.

    (d) FINANCIAL STATEMENT SCHEDULES. The Company hereby files as financial statement schedules to this Form 10-K those financial statement schedules listed in Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ADVANCED MAGNETICS, INC.

                                                       By:             /s/ JEROME GOLDSTEIN
                                                            -----------------------------------------
                                                                         Jerome Goldstein
                                                               CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                             CHIEF EXEXCUTIVE OFFICER, PRESIDENT AND
                                                                            TREASURER

                                                       Date: December 13, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                   DATE
                        ----                                      -----                   ----
                                                       Chairman of the Board of
                                                         Directors, Chief
                /s/ JEROME GOLDSTEIN                     Executive Officer,
     -------------------------------------------         President and Treasurer    December 13, 2001
                  Jerome Goldstein                       (principal executive and
                                                         financial officer)

                /s/ JAMES A. MATHESON                  Vice President of Finance
     -------------------------------------------         (principal accounting      December 13, 2001
                  James A. Matheson                      officer)

                /s/ SHELDON L. BLOCH
     -------------------------------------------       Director                     December 13, 2001
                  Sheldon L. Bloch

                /s/ MICHAEL D. LOBERG
     -------------------------------------------       Director                     December 13, 2001
              Michael D. Loberg, Ph.D.

                /s/ EDWARD B. ROBERTS
     -------------------------------------------       Director                     December 13, 2001
              Edward B. Roberts, Ph.D.

              /s/ GEORGE M. WHITESIDES
     -------------------------------------------       Director                     December 13, 2001
             George M. Whitesides, Ph.D.