Form 10-K/A
period 2001-09-30
ADVANCED MAGNETICS INC
filed 2002-01-29
CIK 792977

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-14732
                            ------------------------

                            ADVANCED MAGNETICS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-2742593
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

           61 MOONEY STREET,                                  02138
       CAMBRIDGE, MASSACHUSETTS                             (zip code)
    (Address of principal executive
               offices)

                                 (617) 497-2070
              (Registrant's telephone number, including area code)
                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    This Amendment No. 1 to Annual Report on Form 10-K/A of Advanced Magnetics, Inc. (the "Company") amends Item 1 of Part I, Items 6, 7 and 8 of Part II and
Item 14 of Part IV of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as filed by the Company on December 14, 2001 (the "Original 10-K"), to reflect the change described below. All other items of the Original 10-K are also set forth herein for clarity of presentation and have not been amended.

    The Company previously entered into a license and marketing agreement and a supply agreement with Cytogen Corporation ("Cytogen"). As part of the agreements, the Company received 1,500,000 shares of Cytogen common stock. The Company had accounted for net unrealized holding losses associated with the Cytogen common stock as temporary declines which were recorded in comprehensive income and as a separate component of stockholders' equity. During the course of preparing the Company's financial statements for the quarter ended December 31, 2001, it was determined that the decline in the carrying value of the Cytogen common stock below its original basis should have been assessed as an other-than-temporary decline prior to the filing of the Original 10-K and recorded as a loss in the fiscal year ended September 30, 2001. Accordingly, the Company has restated its financial statements to reflect a non-cash charge against earnings of approximately $4.7 million. The Company has also revised the presentation of the Statements of Operations for all periods to exclude interest, dividends and net gains and losses on sales of securities from revenue and include such amounts as "other income (expense)." See the "Restatement" section of Note A to the financial statements for more detail. In order to provide comparability among all periods presented, these revisions have been made in the Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and Notes thereto, and in the Company's discussion of Major Customers and Foreign Operations in the Description of Business section of Item 1 of Part I. It should be noted that these revisions and the restatement do not affect total assets, total liabilities or total stockholders' equity, nor do they negatively affect the Company's current or future operations, and the loss associated with the restatement is a non-cash charge.

    Except for the aforementioned changes in the "Major Customers" and "Foreign Operations" sections included in Item 1 of Part I, and revisions in Items 6, 7 and 8 of Part II and Item 14 of Part IV, no other information included in the Original 10-K is amended by this Form 10-K/A. All information in this Annual Report on Form 10-K/A is as of September 30, 2001 or as of the date of the filing of the Original 10-K, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events.

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

                          ADVANCED MAGNETICS' PRODUCTS

       PRODUCT           APPLICATIONS     MARKETING ALLIANCES     U.S. STATUS      FOREIGN STATUS
---------------------  -----------------  -------------------  -----------------  -----------------
CODE 7228              Iron replacement                        Phase II clinical
                       therapy.                                trials underway
                                                               in iron
                                                               replacement
                                                               therapy.

                       Magnetic                                Phase II clinical
                       resonance                               trials underway
                       angiography.                            in magnetic
                                                               resonance
                                                               angiography.

                       Primary and        Cytogen for
                       secondary tumor    oncology
                       imaging, lymph     applications only
                       node imaging.      (United States).

       PRODUCT           APPLICATIONS     MARKETING ALLIANCES     U.S. STATUS      FOREIGN STATUS
---------------------  -----------------  -------------------  -----------------  -----------------
COMBIDEX               Diagnosis of       Cytogen (United      Approvable Letter  EU Dossier filed
                       lymph node         States), Guerbet     received           December 1999.
                       disease.           (western Europe and  June 2000,         Additional
                                          Brazil).             subject to         clinical trials
                                                               certain            in process.
                                                               conditions.

FERIDEX I.V.           Diagnosis of       Berlex (United       Approved and       Approved and
                       liver lesions.     States), Eiken       marketed.          marketed in Japan
                                          (Japan), Guerbet                        and most EU
                                          (western Europe and                     countries.
                                          Brazil).

GASTROMARK             Marking of the     Guerbet (western     Approved and       Approved and
                       bowel in           Europe and Brazil),  marketed.          marketed in
                       abdominal          Mallinckrodt                            several EU
                       imaging.           (United States).                        countries.

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

MAJOR CUSTOMERS

    Two companies, Cytogen and Berlex, accounted for approximately 64% and 14% respectively, of the Company's revenues in fiscal 2001. Three companies, Berlex, Guerbet and Eiken, accounted for approximately 33%, 27% and 17% respectively, of the Company's revenues in fiscal 2000. Two companies, Guerbet and Berlex, accounted for 35% and 30% respectively, of the Company's revenues in fiscal 1999. No other customer accounted for more than 10% of total revenues in fiscal 2001, 2000 or 1999.

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

FOREIGN OPERATIONS

    The Company has no foreign operations. Revenues in fiscal 2001, 2000 and 1999 from customers and licensees outside of the United States, principally in Japan and Europe, amounted to 20%, 49% and 53% respectively, of the Company's total revenues.

PRODUCT LIABILITY INSURANCE

    The use of any of the Company's potential products in clinical trials and the sale of any approved products may expose the Company to liability claims resulting from the use of products or product candidates. These claims might be made by customers, including corporate alliances, clinical trial subjects, patients, pharmaceutical companies or others. The Company maintains product liability insurance coverage for claims arising from the use of its products whether in clinical trials or approved commercial usage. However, coverage is becoming increasingly expensive and the Company 's insurance may not provide sufficient amounts to protect the Company against liability that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    PAULA M. JACOBS, 57, joined the Company in January 1986 as Vice President--Development. From 1981 to 1986, Dr. Jacobs was employed at
Seragen, Inc., first as Production Manager and later as General Manager of the Research Products Division.

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

                                                            FISCAL QUARTER
                                               -----------------------------------------
                                                FIRST      SECOND     THIRD      FOURTH
                                               --------   --------   --------   --------
2001 High....................................  3.875      3.375      4.87       5.05
    Low......................................  2.25       2.25       2.80       2.86
2000 High....................................  4.6875     10.75      8.875      8.125
    Low......................................  3.00       3.8125     6.125      3.25

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

ITEM 6. SELECTED FINANCIAL DATA:

    The selected financial data set forth below has been derived from the audited financial statements of the Company. This information should be read in conjunction with the financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K/A. The selected financial information for the year ended September 30, 2001 has been restated due to a determination that the decline in value of Cytogen common stock is other-than-temporary based on Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Additionally, the Company has revised its presentation of the Statements of Operations for all periods to exclude interest, dividends and net gains and losses on sales of securities from revenue and include such amounts as "other income (expense)." See the "Restatement" section of Note A to the financial statements for more detail.

                            SELECTED FINANCIAL DATA
                                   (RESTATED)

                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------------------
                                                    2001            2000            1999           1998          1997
                                                -------------   -------------   ------------   ------------   ----------
Statement of Operations Data:
Revenues:
  License fees................................  $   4,640,198   $   1,124,049   $         --   $         --   $5,500,000
  Royalties...................................        700,000         825,000        680,000        980,542      363,445
  Product sales...............................        633,480       1,253,537      1,966,059      1,399,871    1,580,357
  Contract research and development...........             --         106,003        581,429        399,897       62,920
                                                -------------   -------------   ------------   ------------   ----------
    Total revenues............................      5,973,678       3,308,589      3,227,488      2,780,310    7,506,722
Costs and Expenses:
  Cost of product sales.......................        204,399         239,228        454,642        237,945      311,678
  Contract research and development
    expenses..................................             --           3,195         37,056          6,514        8,815
  Company-sponsored research and development
    expenses..................................      3,622,102       4,623,468      7,952,331      8,961,796    9,304,327
  Selling, general and administrative
    expenses..................................      1,667,066       3,013,796      3,694,038      3,701,410    1,437,599
                                                -------------   -------------   ------------   ------------   ----------
    Total costs and expenses..................      5,493,567       7,879,687     12,138,067     12,907,665   11,062,419
Other Income (Expense):
  Interest and dividend income................        697,162         827,780        646,611      1,150,010    1,627,699
  Net gains and losses on sales of securities
    and derivative instruments................       (579,418)        (62,450)     3,555,957      2,473,826    1,867,350
  Writedown of marketable securities..........     (4,659,800)             --             --             --           --
  Other income................................        258,122              --        265,593             --      264,800
                                                -------------   -------------   ------------   ------------   ----------
    Total Other Income (Expense)..............     (4,283,934)        765,330      4,468,161      3,623,836    3,759,849
                                                -------------   -------------   ------------   ------------   ----------
Income (loss) before provision for income
  taxes, minority interest in subsidiary and
  cumulative effect of accounting change......     (3,803,823)     (3,805,768)    (4,442,418)    (6,503,519)     204,152
Minority shareholder interest in subsidiary...             --              --             --       (194,178)          --
Income tax (benefit) provision................         25,362              --             --             --     (379,022)
                                                -------------   -------------   ------------   ------------   ----------
Income (loss) before cumulative effect of
  accounting change...........................     (3,829,185)     (3,805,768)    (4,442,418)    (6,309,341)     583,174
Cumulative effect of accounting change*.......             --      (7,457,717)            --             --           --
                                                -------------   -------------   ------------   ------------   ----------
Net income (loss).............................  $  (3,829,185)  $ (11,263,485)  $ (4,442,418)  $ (6,309,341)  $  583,174
                                                =============   =============   ============   ============   ==========
Basic and diluted operating income (loss) per
  share.......................................  $       (0.57)  $       (0.56)  $      (0.66)  $      (0.93)  $     0.09
Cumulative effect of accounting change per
  share.......................................             --           (1.11)            --             --           --
                                                -------------   -------------   ------------   ------------   ----------
Basic and diluted net income (loss) per
  share.......................................  $       (0.57)  $       (1.67)  $      (0.66)  $      (0.93)  $     0.09
                                                -------------   -------------   ------------   ------------   ----------
Weighted average shares outstanding:
    Basic.....................................      6,701,113       6,758,825      6,766,934      6,752,863    6,744,946
    Diluted...................................      6,701,113       6,758,825      6,766,934      6,752,863    6,813,984
                                                -------------   -------------   ------------   ------------   ----------

------------------------------

* In fiscal 2000, the Company changed its method of accounting for revenue from licensing arrangements. See Note B in the Notes to the Financial Statements.

                                   (RESTATED)

                                                                             AT SEPTEMBER 30
                                                   -------------------------------------------------------------------
                                                      2001          2000          1999          1998          1997
                                                   -----------   -----------   -----------   -----------   -----------
Balance sheet data:
Working capital..................................  $18,734,388   $25,706,905   $22,020,107   $27,278,502   $37,422,235
                                                   -----------   -----------   -----------   -----------   -----------
Total assets.....................................  $27,448,667   $35,667,591   $27,816,359   $34,114,708   $44,976,181
                                                   -----------   -----------   -----------   -----------   -----------
Stockholders' equity.............................  $11,512,294   $14,305,632   $27,054,709   $32,919,398   $43,423,058
                                                   -----------   -----------   -----------   -----------   -----------

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

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

    Based on Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has determined that the decline in value of the common stock of Cytogen Corporation ("Cytogen") to below its original basis should have been assessed as other-than-temporary and recorded as a loss in the year ended September 30, 2001. The Company had originally assessed the decline as temporary and recorded the decline as unrealized loss in comprehensive income. The Cytogen common stock was received by the Company as part of a license and marketing agreement and a supply agreement with Cytogen, and is still retained by the Company. As a result of this change, the Company has restated its financial statements for the year ended September 30, 2001 to reflect a net loss of $3,829,185. Additionally, the Company has revised the presentation of the Statements of Operations for all periods to exclude interest, dividends and net gains and losses on sales of securities from revenue and include such amounts as "other income (expense)." See the "Restatement" section of Note A to the financial statements for more detail. The financial statements and related notes included in this Annual Report on Form 10-K/A reflect all such adjustments. It should be noted that there is no change in total assets, total liabilities or total stockholders' equity associated with these adjustments and that the loss is a non-cash charge.

REVENUES

    Total revenues for the fiscal year ended September 30, 2001 were $5,973,678 compared to $3,308,589 for the fiscal year ended September 30, 2000.

    License fee revenues for the fiscal year ended September 30, 2001 were $4,640,198, consisting of $786,651 in revenue associated with the license and marketing agreement signed in 1995 with Berlex Laboratories, Inc. ("Berlex") and $3,853,547 of license fee revenue from Cytogen related to a license and marketing agreement signed in fiscal 2000. License fee revenues for the fiscal year ended September 30, 2000 were $1,124,049, consisting of $735,575 in revenue from Berlex, of which $727,582 was included in the cumulative effect of accounting change and $388,474 of license fee revenue from Cytogen.

    In August 2000, the Company entered into a license and marketing agreement with Cytogen, which covers Code 7228 for oncology imaging and Combidex-Registered Trademark-. At the time of signing that agreement, the Company received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee. Approximately $3,800,000 of that fee was recognized as revenue in fiscal 2001. Approximately $388,000 was recognized in fiscal 2000. Recognition of the remainder of the fee as revenue has been deferred and is expected to be recognized as future expenses related to the development of COMBIDEX and Code 7228 are incurred.

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

OTHER INCOME (EXPENSE)

    Interest and dividend income was $697,162 and net gains and losses on sales of securities were $(579,418) for the fiscal year ended September 30, 2001 compared to $827,870 and $(62,450) respectively, for the fiscal year ended September 30, 2000. Interest income for the fiscal year ended September 30, 2001 was $631,386 compared to $729,805 for the fiscal year ended September 30, 2000. The decrease was primarily due to a reduction in interest-bearing cash equivalents and marketable securities. Dividend income of $65,776 for the year ended September 30, 2001 was $32,199 less than the $97,975 for the fiscal year ended September 30, 2000. This decrease is primarily due to reduced holdings of dividend earning securities during the last fiscal year. Included in net gains and losses on sales of securities for fiscal 2001 is $147,557 in net gains on derivative activity, principally the use of equity call options.

    The Company determined that the decline in the carrying value of Cytogen common stock below its original basis was an other-than-temporary decline and recorded a writedown of securities in "other income (expense)" of $4,659,800 for the fiscal year ended September 30, 2001.

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

NET LOSSES

    In the fiscal year ended September 30, 2001, the Company recorded a net loss of $(3,829,185), or $(0.57) per share. See the "Restatement" section of Note A to the financial statements for details of a restatement of net loss. In the fiscal year ended September 30, 2000, the Company recorded a net loss from operations of ($3,805,768), or ($0.56) per share, together with a charge related to the cumulative effect of a change in accounting principle of ($7,457,717), or ($1.11) per share, for a total net loss of ($11,263,485), or ($1.67) per share.

FISCAL 2000 COMPARED TO FISCAL 1999

REVENUES

    Total revenues for the fiscal year ended September 30, 2000 were $3,308,589 compared to $3,227,488 for the fiscal year ended September 30, 1999.

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

    In August 2000, the Company entered into a license and marketing agreement with Cytogen, which covers Code 7228 for oncology imaging and COMBIDEX. At the time of signing that agreement, the Company received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee. Approximately $388,000 of that fee was recognized as revenue in fiscal 2000. Recognition of the remainder of the fee as revenue has been deferred and is expected to be recognized as future expenses related to the development of COMBIDEX and Code 7228 are incurred.

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

OTHER INCOME (EXPENSE)

    Interest and dividend income was $827,780 and net gains and losses on sales of securities were $(62,450) for the fiscal year ended September 30, 2000 compared to $646,611 and $3,555,977, respectively, for the fiscal year ended September 30, 1999. Interest income for the fiscal year ended September 30, 2000 was $729,805 compared to $534,733 for the fiscal year ended September 30, 1999 due to an increase in interest-bearing cash equivalents. Dividend income of $97,975 for the year ended September 30, 2000 was $13,903 less than the $111,878 for the fiscal year ended September 30, 1999. This decrease is due primarily to reduced holdings of dividend earning securities during fiscal 2000.

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

NET LOSSES

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

WE HAVE A LIMITED NUMBER OF CUSTOMERS AND ARE DEPENDENT ON OUR COLLABORATIVE RELATIONSHIPS

    Our strategy for the development, commercialization and marketing of our product candidates has been to enter into strategic alliances with various corporate partners, licensees, and other collaborators. We rely on a limited number of marketing and distribution alliances to market and sell our approved products, FERIDEX I.V. and GASTROMARK, both in the U.S. and in foreign countries, and we depend on this limited number of strategic alliances for a significant portion of our revenue. Two companies were responsible for approximately 78% of our revenue during the fiscal year ended September 30, 2001, with Cytogen representing approximately 64% of our revenue in fiscal 2001. A decrease in revenue from any of our significant marketing and distribution alliances could have a material adverse effect on our revenue. In some cases, we have granted exclusive rights to these alliances. If these alliances are not successful in marketing our products, or if these alliances fail to meet minimum sales requirements or projections, our ability to generate revenue would be harmed. In addition, we might incur additional costs in an attempt to enforce our contractual rights, renegotiate agreements, find new alliances or market our own products. In some cases, we are dependent upon some of our collaborators to conduct pre-clinical and clinical testing, to obtain FDA and foreign regulatory approvals and to manufacture and market our products. We may not derive any revenues or profits from these arrangements and we may not be able to enter into future collaborative relationships even if we desire to do so. If any of our collaborators breaches its agreement with us or otherwise fails to perform, such event could impair our revenue and impose additional costs. In addition, many of our corporate alliances have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with our competitors. Given these and other risks, our current and future collaborative efforts may not be successful. Failure of these efforts could delay our product development or impair commercialization of our products.

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

ITEM 8. FINANCIAL STATEMENTS:

    The Company's Financial Statements and related Report of Independent Accountants are presented in the following pages. The financial statements included in this Item 8 are as follows:

    Report of Independent Accountants

    Financial Statements:

    Balance Sheets (restated)--September 30, 2001 and 2000

    Statements of Operations (restated)--for the years ended September 30, 2001, 2000 and 1999

    Statements of Comprehensive Income (restated)--for the years ended September 30, 2001, 2000 and 1999

    Statements of Stockholders' Equity (restated)--for the years ended September 30, 2001, 2000 and 1999

    Statements of Cash Flows (restated)--for the years ended September 30, 2001, 2000 and 1999

    Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities (restated)--for the years ended September 30, 2001, 2000 and 1999

    Notes to Financial Statements (restated)

INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants...........................     35

Balance Sheets (restated)--September 30, 2001 and 2000......     36

Statements of Operations (restated)--for the years ended
  September 30, 2001, 2000 and 1999.........................     37

Statements of Comprehensive Income (restated)--for the years
  ended September 30, 2001, 2000 and 1999...................     38

Statements of Stockholders' Equity (restated)--for the years
  ended September 30, 2001, 2000 and 1999...................     39

Statements of Cash Flow (restated)--for the years ended
  September 30, 2001, 2000 and 1999.........................     40

Reconciliation of Net Income (Loss) to Net Cash Used in
  Operating Activities (restated)--for the years ended
  September 30, 2001, 2000 and 1999.........................     41

Notes to Financial Statements (restated)....................     42

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

    As discussed under the heading "Restatement" in Note A, the financial statements for the fiscal year ended September 30, 2001 have been restated to recognize an other-than-temporary decline in value of marketable securities and the Company has revised the presentation of the Statements of Operations to exclude interest, dividends and net gains and losses on sales of securities from revenue and include such amounts as "other income (expense)" for all years presented.

    As discussed in Note B to the financial statements, in fiscal 2000 the Company changed its method of accounting for revenue from license agreements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
November 14, 2001, except as to the information
presented under the heading "Restatement" in Note A,
which is as of January 24, 2002.

                            ADVANCED MAGNETICS, INC.

                                 BALANCE SHEETS

                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
                                                               (RESTATED)
ASSETS
Current assets:
Cash and cash equivalents...................................  $  11,741,861   $  16,120,738
Marketable securities.......................................     10,912,382      14,051,850
Accounts receivable.........................................        317,970         639,740
Inventories.................................................         87,421          91,456
Prepaid expenses............................................        166,743         187,481
                                                              -------------   -------------
  Total current assets......................................     23,226,377      31,091,265
Property, plant and equipment:
Land........................................................        360,000         360,000
Buildings...................................................      4,654,047       4,618,296
Laboratory equipment........................................      6,846,193       8,013,973
Furniture and fixtures......................................        792,484         782,525
                                                              -------------   -------------
                                                                 12,652,724      13,774,794
Less--accumulated depreciation and amortization.............     (8,914,026)     (9,620,094)
                                                              -------------   -------------
Net property, plant and equipment...........................      3,738,698       4,154,700
Other assets................................................        483,592         421,626
                                                              -------------   -------------
  Total assets..............................................  $  27,448,667   $  35,667,591
                                                              =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $     163,942   $     611,891
Accrued expenses............................................        382,122         848,483
Deferred revenues...........................................      3,945,925       3,923,986
                                                              -------------   -------------
  Total current liabilities.................................      4,491,989       5,384,360
Long-term liabilities:
Deferred revenues...........................................     11,444,384      15,977,599
                                                              -------------   -------------
  Total liabilities.........................................     15,936,373      21,361,959
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share, authorized
  2,000,000 shares; none issued.............................             --              --
Common stock, par value $.01 per share, authorized
  15,000,000 shares; issued and outstanding 6,633,895
  shares as of September 30, 2001 and 6,773,932 shares as of
  September 30, 2000........................................         66,339          67,739
Additional paid-in capital..................................     43,830,473      44,267,120
Retained deficit............................................    (31,939,731)    (28,110,546)
Accumulated other comprehensive income (loss)...............       (444,787)     (1,918,681)
                                                              -------------   -------------
  Total stockholders' equity................................     11,512,294      14,305,632
                                                              -------------   -------------
    Total liabilities and stockholders' equity..............  $  27,448,667   $  35,667,591
                                                              =============   =============

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                            STATEMENTS OF OPERATIONS

                                   (RESTATED)

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -------------------------------------------
                                                          2001           2000            1999
                                                      ------------   -------------   ------------
Revenues:
  License fees......................................  $  4,640,198   $   1,124,049   $         --
  Royalties.........................................       700,000         825,000        680,000
  Product sales.....................................       633,480       1,253,537      1,966,059
  Contract research and development.................            --         106,003        581,429
                                                      ------------   -------------   ------------
    Total revenues..................................     5,973,678       3,308,589      3,227,488
Costs and expenses:
  Cost of product sales.............................       204,399         239,228        454,642
  Contract research and development expenses........            --           3,195         37,056
  Company-sponsored research and development
    expenses........................................     3,622,102       4,623,468      7,952,331
  Selling, general and administrative expenses......     1,667,066       3,013,796      3,694,038
                                                      ------------   -------------   ------------
    Total costs and expenses........................     5,493,567       7,879,687     12,138,067
Other income (expense):
  Interest and dividend income......................       697,162         827,780        646,611
  Net gains and losses on sales of securities and
    derivative instruments..........................      (579,418)        (62,450)     3,555,957
  Writedown of marketable securities................    (4,659,800)             --             --
  Other income......................................       258,122              --        265,593
                                                      ------------   -------------   ------------
    Total other income (expense)....................    (4,283,934)        765,330      4,468,161
                                                      ------------   -------------   ------------
Income (loss) before cumulative effect of accounting
  change and provision for income taxes.............    (3,803,823)     (3,805,768)    (4,442,418)
Provision for income taxes..........................        25,362              --             --
                                                      ------------   -------------   ------------
Income (loss) before cumulative effect of accounting
  change............................................    (3,829,185)     (3,805,768)    (4,442,418)
Cumulative effect of accounting change (Note B).....            --      (7,457,717)            --
                                                      ------------   -------------   ------------
Net income (loss)...................................  $ (3,829,185)  $ (11,263,485)  $ (4,442,418)
                                                      ============   =============   ============
Basic and diluted income (loss) before cumulative
  effect of accounting change per share.............  $      (0.57)  $       (0.56)  $      (0.66)
Cumulative effect of accounting change per share....            --           (1.11)            --
                                                      ------------   -------------   ------------
Basic and diluted net income (loss) per share.......  $      (0.57)  $       (1.67)  $      (0.66)
                                                      ============   =============   ============
Weighted average shares outstanding:
  Basic.............................................     6,701,113       6,758,825      6,766,934
                                                      ------------   -------------   ------------
  Diluted...........................................     6,701,113       6,758,825      6,766,934
                                                      ------------   -------------   ------------
Pro forma amounts assuming accounting change was
  applied retroactively:
  Net income (loss).................................  $         --   $  (3,805,768)  $ (4,039,639)
  Basic and diluted net income (loss) per share.....  $         --   $       (0.56)  $      (0.60)

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -------------------------------------------
                                                          2001           2000            1999
                                                      ------------   -------------   ------------
                                                       (RESTATED)
Net income (loss)...................................  $ (3,829,185)  $ (11,263,485)  $ (4,442,418)
                                                      ------------   -------------   ------------
Other comprehensive income:
  Unrealized gains (losses) on securities...........    (3,765,324)     (1,610,010)     2,206,167
  Reclassification adjustment for (gains) losses
    included in net income..........................     5,239,218          62,450     (3,555,957)
                                                      ------------   -------------   ------------
Other comprehensive income (loss)...................     1,473,894      (1,547,560)    (1,349,790)
                                                      ------------   -------------   ------------
Comprehensive income (loss).........................  $ (2,355,291)  $ (12,811,045)  $ (5,792,208)
                                                      ============   =============   ============

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                                                                                      ACCUMULATED
                                                                                         OTHER
                                     COMMON STOCK       ADDITIONAL      RETAINED     COMPREHENSIVE       TOTAL
                                 --------------------     PAID-IN       EARNINGS        INCOME       STOCKHOLDERS'
                                  SHARES      AMOUNT      CAPITAL      (DEFICIT)        (LOSS)          EQUITY
                                 ---------   --------   -----------   ------------   -------------   -------------
Balance at September 30,
  1998.........................  6,767,358   $67,674    $44,277,698   $(12,404,643)   $   978,669     $32,919,398
                                 =========   =======    ===========   ============    ===========     ===========
Shares issued in connection
  with the exercise of stock
  options......................      1,329        13         10,397             --             --          10,410
Shares surrendered in
  connection with the exercise
  of stock options.............     (1,027)      (10)       (10,388)            --             --         (10,398)
Shares issued in connection
  with employee stock purchase
  plan.........................      2,267        23          7,435             --             --           7,458
Common shares repurchased......    (17,900)     (179)       (79,772)            --             --         (79,951)
Other comprehensive income
  (loss).......................         --        --             --             --     (1,349,790)     (1,349,790)
Net loss.......................         --        --             --     (4,442,418)            --      (4,442,418)
                                 ---------   -------    -----------   ------------    -----------     -----------
Balance at September 30,
  1999.........................  6,752,027   $67,521    $44,205,370   $(16,847,061)   $  (371,121)    $27,054,709
                                 ---------   -------    -----------   ------------    -----------     -----------
Shares issued in connection
  with the exercise of stock
  options......................      5,250        52         20,956             --             --          21,008
Shares surrendered in
  connection with the exercise
  of stock options.............     (2,488)      (25)       (17,967)            --             --         (17,992)
Shares issued in connection
  with employee stock purchase
  plan.........................     19,143       191         58,761             --             --          58,952
Common shares repurchased......         --        --             --             --             --              --
Other comprehensive income
  (loss).......................         --        --             --             --     (1,547,560)     (1,547,560)
Net loss.......................         --        --             --    (11,263,485)            --     (11,263,485)
                                 ---------   -------    -----------   ------------    -----------     -----------
Balance at September 30,
  2000.........................  6,773,932   $67,739    $44,267,120   $(28,110,546)   $(1,918,681)    $14,305,632
                                 ---------   -------    -----------   ------------    -----------     -----------
Shares issued in connection
  with the exercise of stock
  options......................         --        --             --             --             --              --
Shares surrendered in
  connection with the exercise
  of stock options.............         --        --             --             --             --              --
Shares issued in connection
  with employee stock purchase
  plan.........................      4,663        47         14,828             --             --          14,875
Common shares repurchased......   (144,700)   (1,447)      (451,475)            --             --        (452,922)
Other comprehensive income
  (loss) (restated)............         --        --             --             --      1,473,894       1,473,894
Net loss (restated)............         --        --             --     (3,829,185)            --      (3,829,185)
                                 ---------   -------    -----------   ------------    -----------     -----------
Balance at September 30, 2001
  (restated)...................  6,633,895   $66,339    $43,830,473   $(31,939,731)   $  (444,787)    $11,512,294
                                 =========   =======    ===========   ============    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                       -----------------------------------------
                                                           2001          2000           1999
                                                       ------------   -----------   ------------
                                                        (RESTATED)
Cash flows from operating activities:
Cash received from customers.........................  $  1,198,034   $ 1,615,566   $  2,834,912
Cash paid to suppliers and employees.................    (5,956,859)   (6,624,397)   (11,369,713)
Dividends and interest received......................       464,124       827,782        670,440
Royalties received...................................       723,214       593,541        699,269
Net proceeds from insurance settlement...............            --            --        371,561
Income taxes (paid) refunded.........................       (94,752)           --         60,000
Other income.........................................       200,000            --             --
                                                       ------------   -----------   ------------
Net cash used in operating activities................    (3,466,239)   (3,587,508)    (6,733,531)
Cash flows from investing activities:
Proceeds from sales of marketable securities.........    13,196,124     4,433,874     11,305,551
Proceeds from notes and bonds maturing...............    12,000,000            --      7,500,000
Purchase of marketable securities....................   (13,821,980)   (1,744,075)    (2,291,869)
Purchase of notes and bonds..........................   (11,766,961)           --             --
Capital expenditures.................................       (80,808)      (36,333)      (280,891)
Proceeds from sale of fixed assets...................        61,000            --             --
(Increase) decrease in other assets..................       (61,966)      (59,824)       (57,565)
Cash sold in divestiture.............................            --            --        (20,823)
                                                       ------------   -----------   ------------
Net cash provided by (used in) investing
  activities.........................................      (474,591)    2,593,642     16,154,403
Cash flows from financing activities:
Proceeds from issuances of common stock, net.........        14,875        61,968          7,470
Purchase of treasury stock...........................      (452,922)           --        (79,951)
                                                       ------------   -----------   ------------
Net cash (used in) provided by financing
  activities.........................................      (438,047)       61,968        (72,481)
                                                       ------------   -----------   ------------
Net (decrease) increase in cash and cash
  equivalents........................................    (4,378,877)     (931,898)     9,348,391
Cash and cash equivalents at beginning of year.......    16,120,738    17,052,636      7,704,245
                                                       ------------   -----------   ------------
Cash and cash equivalents at end of year.............  $ 11,741,861   $16,120,738   $ 17,052,636
                                                       ============   ===========   ============
Supplemental data:
Non-cash operating activities:
  Marketable securities received in licensing and
    marketing agreements.............................            --   $13,546,875             --

    The accompanying notes are an integral part of the financial statements.

                            ADVANCED MAGNETICS, INC.

                      RECONCILIATION OF NET INCOME (LOSS)

                    TO NET CASH USED IN OPERATING ACTIVITIES

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                        ----------------------------------------
                                                           2001           2000          1999
                                                        -----------   ------------   -----------
                                                        (RESTATED)
Net income (loss).....................................  $(3,829,185)  $(11,263,485)  $(4,442,418)
                                                        -----------   ------------   -----------
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
Non-cash reduction in value of investment in
  subsidiary..........................................           --             --       155,967
Non-cash license fee revenue..........................   (4,582,541)    (1,116,056)           --
Cumulative effect of accounting change................           --      7,457,717            --
Depreciation..........................................      493,933        554,434       817,299
Accretion of U. S. Treasury Notes discount............     (233,038)            --       (15,358)
(Increase) decrease in accounts receivable............      321,770          8,462       339,116
(Increase) decrease in inventories....................        4,035        (10,976)      368,150
(Increase) decrease in prepaid expenses...............       20,738          8,174        33,330
Gains of disposal of fixed assets.....................      (58,122)            --            --
Increase (decrease) in accounts payable and accrued
  expenses............................................     (914,310)       698,724      (443,260)
Increase (decrease) in deferred revenues..............       71,263         13,048            --
Increase (decrease) in income taxes payable...........           --             --         9,600
Net realized (gains) losses on sales of marketable
  securities..........................................      579,418         62,450    (3,555,957)
Writedown of marketable securities....................    4,659,800             --            --
                                                        -----------   ------------   -----------
        Total adjustments.............................      362,946      7,675,977    (2,291,113)
                                                        -----------   ------------   -----------
Net cash used in operating activities.................  $(3,466,239)  $ (3,587,508)  $(6,733,531)
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

RESTATEMENT

    Based on Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has determined that a decline of $4,659,800 in value of the common stock of Cytogen Corporation ("Cytogen") to below its original basis should have been assessed as other than temporary and recorded as a loss in the year ended September 30, 2001. The Company had originally assessed the decline as temporary and recorded the decline as unrealized loss in comprehensive income. The Cytogen common stock was received by the Company as part of a license and marketing agreement and a supply agreement with Cytogen. As a result of this change, the Company has restated its financial statements for the year ended September 30, 2001 to reflect a net loss of $3,829,185. Additionally, the Company has revised its presentation of the Statements of Operations for the years ended September 30, 2001, 2000 and 1999 to exclude $117,744, $765,330 and $4,202,568, respectively, of interest, dividends and net gains and losses on sales of securities from revenue and include such amounts as "other income (expense)." The financial statements and related notes included in this Annual Report on Form 10-K/A reflect all such adjustments. It should be noted that there is no change in total assets, total liabilities or total stockholders' equity associated with these adjustments and that the loss is a non-cash charge. The impact of the adjustment for fiscal 2001 is as follows:

                                                                   AMOUNT
                                                                 PREVIOUSLY    AS RESTATED AND
                                                                  REPORTED         REVISED
STATEMENTS OF OPERATIONS, FOR THE YEAR ENDED SEPTEMBER 30, 2001  -----------   ---------------
Total revenues...............................................    $ 6,091,422     $ 5,973,678
Total costs and expenses.....................................      5,493,567       5,493,567
Income/(loss) before tax.....................................        855,977      (3,803,823)
Net income/(loss)............................................        830,615      (3,829,185)
Basic/diluted net income/(loss) per share....................           0.12           (0.57)

Diluted weighted average shares outstanding..................      6,722,742       6,701,113

BALANCE SHEET, AS OF SEPTEMBER 30, 2001
Retained deficit.............................................    (27,279,931)    (31,939,731)
Accumulated other comprehensive income (loss)................     (5,104,587)       (444,787)
Total stockholders' equity...................................     11,512,294      11,512,294

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

MARKETABLE SECURITIES AND DERIVATIVE ACTIVITIES

    The Company's portfolio at September 30, 2001 and 2000 consists of securities classified as available-for-sale which are recorded at fair market value. The fair values of marketable securities are based on quoted market prices. Net unrealized gains and losses on marketable securities (excluding other than temporary losses) are recorded as a separate component of stockholders' equity entitled Accumulated Other Comprehensive Income. All derivatives are recognized on the balance sheet at their fair value. Derivative instruments entered into by the Company are primarily trading instruments and the changes in the fair value of these instruments are reported in current-period earnings. There were no open derivative contracts at September 30, 2001 and 2000. Interest income is accrued as earned. Dividend income is accrued on the ex-dividend date, and net realized gains and losses are computed on the basis of average cost and are recognized when realized.

    Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company employs a methodology in evaluating whether a decline in fair value below cost basis is other-than-temporary that considers available evidence regarding its marketable securities. In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; overall market conditions and trends; and the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, a writedown is recorded and a new cost basis in the security is established.

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

INCOME (LOSS) PER SHARE

    The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. Aggregate options of 701,700 (weighted average exercise price of $6.56) for 2001 have not been included in the calculation of weighted average shares since their effect would be anti-dilutive, given the net loss.

    Aggregate options of 479,506 (weighted average exercise price of $8.97), and 473,833 options (weighted average exercise price of $9.47) for 2000 and 1999, respectively, have not been included in the calculation of weighted average shares since their effect would be anti-dilutive, given the net loss in those years.

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -------------------------------------------
                                                          2001           2000            1999
                                                      ------------   -------------   ------------
                                                       (RESTATED)
Numerator:
Net income (loss)...................................  $ (3,829,185)  $ (11,263,485)  $ (4,442,418)
                                                      ============   =============   ============
Denominator:
Weighted average number of common shares issued and
  outstanding.......................................     6,701,113       6,758,825      6,766,934
Assumed exercise of options reduced by the number of
  shares which could have been purchased with the
  proceeds of those options.........................            --              --             --
                                                      ------------   -------------   ------------
Weighted average common and common equivalent
  shares............................................     6,701,113       6,758,825      6,766,934
Basic and diluted net income (loss) per share.......  $      (0.57)  $       (1.67)  $      (0.66)

RECLASSIFICATIONS

    Certain amounts from the prior fiscal years have been reclassified to conform to the current year's presentation.

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

C. MARKETABLE SECURITIES:

    The cost and fair value of the marketable securities portfolio at September 30 are as follows:

                               2001          2001          2000          2000
                            -----------   -----------   -----------   -----------
                               COST       FAIR VALUE       COST       FAIR VALUE
                            -----------   -----------   -----------   -----------
                            (RESTATED)
Common stock..............  $11,357,169   $10,912,382   $15,970,531   $14,051,850
                            -----------   -----------   -----------   -----------
                            $11,357,169   $10,912,382   $15,970,531   $14,051,850
                            ===========   ===========   ===========   ===========

    At September 30, 2001, gross unrealized holding losses were $444,787. At September 30, 2000, gross unrealized holding losses were $1,918,681. At September 30, 2001 and 2000, the net unrealized holding losses (excluding other-than-temporary losses) have been recorded as a separate component of stockholders' equity, entitled Accumulated Other Comprehensive Income. At September 30, 2001, over 40% of the Company's balance in marketable securities was held in two common stocks, including $1,987,200 in the common stock of Cytogen. There were no open derivative contracts at September 30, 2001 or 2000.

    During the year ended September 30, 2001, gross realized gains and gross realized losses on the sale of marketable securities and derivative instruments were $2,066,851 and $2,646,269, respectively, resulting in a net realized loss of $579,418. During the year ended September 30, 2000, gross realized gains and gross realized losses on the sale of marketable securities were $101,325 and $163,775, respectively, resulting in a net realized loss of $62,450. During the year ended September 30, 1999, gross realized gains and gross realized losses on the sale of marketable securities were $4,796,165 and $1,240,208, respectively, resulting in a net realized gain of $3,555,957. During the year ended September 30, 2001, the Company realized $147,557 in net gains on trading in call options on domestic equity instruments.

    The Company has evaluated the carrying value of its shares of Cytogen common stock below the original basis of such shares. As a result, the Company determined that the decline in value was other-than-temporary and recorded a $4,659,800 writedown of the shares to a new cost basis of $1,987,200.

    Interest, dividends and net gains (losses) on sales of securities and derivative instruments and writedown of marketable securities consist of the following:

                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                            -----------------------------------
                                               2001         2000        1999
                                            -----------   --------   ----------
Interest income...........................  $   631,386   $729,805   $  534,733
Dividend income...........................       65,776     97,975      111,878
                                            -----------   --------   ----------
Total.....................................      697,162    827,780      646,611
                                            ===========   ========   ==========

Net gains (losses) on sales of securities
  and derivative instruments..............  $  (579,418)  $(62,450)  $3,555,957
Writedown of marketable securities........  $(4,659,800)        --           --

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

    A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate is as follows:

                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                  ------------------------------------
                                                     2001         2000         1999
                                                  ----------   ----------   ----------
                                                  (RESTATED)
Statutory U.S. federal tax rate.................      34.0%        34.0%        34.0%
State taxes, net of federal benefit.............       6.3%         6.3%         6.3%
Permanent items.................................       0.4%         0.2%        (0.3%)
Other...........................................       0.1%        (1.7%)       (1.0%)
Valuation allowance.............................     (41.4%)      (38.8%)      (39.0%)
                                                    -------      -------      -------
                                                      (0.6%)        0.0%         0.0%
                                                    -------      -------      -------

    The components of the deferred tax assets and liabilities at September 30, were as follows:

                                                           2001           2000           1999
                                                       ------------   ------------   ------------
                                                        (RESTATED)
Assets
  Net operating loss carryforwards...................  $  6,514,907   $  4,649,480   $  9,397,988
  Research and experimentation tax credit
    carryforward.....................................     3,173,364      3,041,904      3,004,518
  Deductible intangibles.............................        79,915         90,116        102,016
  Deferred revenue...................................     6,197,677      8,014,368             --
  Writedown of marketable securities.................     1,876,501             --             --
  Other..............................................       507,130        403,165        316,120

Liabilities
  Property, plant and equipment depreciation.........       (45,777)      (135,586)      (200,415)
  Other..............................................      (775,597)       (85,842)       (70,142)
                                                       ------------   ------------   ------------
                                                         17,528,120     15,977,605     12,550,085
  Valuation allowance................................   (17,528,120)   (15,977,605)   (12,550,085)
                                                       ------------   ------------   ------------
Net deferred taxes...................................  $         --   $         --   $         --
                                                       ============   ============   ============

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

    Stock option activity for the years ended September 30, 2001, 2000 and 1999 is as follows:

                                                2001                  2000                  1999
                                         -------------------   -------------------   -------------------
                                                    WEIGHTED              WEIGHTED              WEIGHTED
                                                    AVERAGE               AVERAGE               AVERAGE
                                                    EXERCISE              EXERCISE              EXERCISE
                                          SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                         --------   --------   --------   --------   --------   --------
Outstanding at beginning of year.......  479,506     $8.97     473,833     $9.47     408,649     $11.30
Granted................................  299,500     $3.21      47,500     $3.50     144,000     $ 5.04
Exercised..............................       --     $  --      (5,250)    $4.00      (1,329)    $ 7.83
Canceled...............................  (77,306)    $8.53     (36,577)    $9.12     (77,487)    $10.28
                                         -------     -----     -------     -----     -------     ------
Outstanding at end of year.............  701,700     $6.56     479,506     $8.97     473,833     $ 9.47
                                         =======     =====     =======     =====     =======     ======
Options exercisable at year-end........  321,341     $9.52     288,411     $9.65     169,620     $11.33
                                         =======     =====     =======     =====     =======     ======
Weighted average fair value of options
  granted during the year..............  $  1.88               $  1.90               $  2.38
                                         =======               =======               =======

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

    The following table summarizes information about stock options outstanding and exercisable at September 30, 2001:

                                                   OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                        -----------------------------------------   ----------------------
                                                      WEIGHTED AVERAGE   WEIGHTED                 WEIGHTED
                                                         REMAINING       AVERAGE                  AVERAGE
                                          NUMBER        CONTRACTUAL      EXERCISE     NUMBER      EXERCISE
       RANGE OF EXERCISE PRICES         OUTSTANDING         LIFE          PRICE     EXERCISABLE    PRICE
--------------------------------------  -----------   ----------------   --------   -----------   --------
$3.05-$4.58...........................    401,750           8.3           $ 3.34       80,375      $ 3.80
$4.59-$6.86...........................     21,000           9.8           $ 4.79           --      $ 4.79
$6.87-$10.29..........................     20,000           7.1           $ 9.63        8,000      $ 9.63
$10.30-$12.24.........................    258,950           4.9           $11.46      232,966      $11.49
                                          -------           ---           ------      -------      ------
$3.05-$12.24..........................    701,700           7.0           $ 6.56      321,341      $ 9.52
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

PRO FORMA DISCLOSURES

    Had compensation cost for the Company's 2001, 2000 and 1999 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below:

                                                           2001           2000            1999
                                                       ------------   -------------   ------------
                                                        (RESTATED)
Net income (loss)......................  As reported   $ (3,829,185)  $ (11,263,485)  $ (4,442,418)
                                           Pro forma   $ (4,036,714)  $ (11,840,095)  $ (4,902,679)

Basic and diluted net income...........  As reported   $      (0.57)  $       (1.67)  $      (0.66)
(Loss) per share.......................    Pro forma   $      (0.60)  $       (1.75)  $      (0.72)

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

L. BUSINESS CUSTOMERS:

    The Company's operations are located solely within the United States. The Company is focused principally on developing and manufacturing iron replacement therapeutics and MRI contrast agents. Since July 1999, the Company's revenues have been attributable to one principal business segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Two customers accounted for 64% and 14%, respectively, of the Company's revenues in fiscal 2001. Three customers accounted for approximately 33%, 27% and 17%, respectively, of the Company's revenues in fiscal 2000. Two customers accounted for 35% and 30%, respectively, of the Company's revenues in fiscal 1999.

    In fiscal 2001, 2000 and 1999, revenues from customers and licensees outside of the United States, principally in Europe, amounted to 20%, 49% and 53%, respectively, of the Company's total revenues.

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

    Information concerning the operations in these reportable segments is included in the segment information table below.

                              SEGMENT INFORMATION
                                   (RESTATED)

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -------------------------------------------
                                                          2001           2000            1999
                                                      ------------   -------------   ------------
REVENUES:
Advanced Magnetics, Inc.............................  $  5,973,678   $   3,308,589   $  2,309,086
Kalisto Biologicals, Inc............................            --              --        918,402
                                                      ------------   -------------   ------------
    Total...........................................  $  5,973,678   $   3,308,589   $  3,227,488

DEPRECIATION EXPENSE:
Advanced Magnetics, Inc.............................  $    493,933   $     554,434   $    764,861
Kalisto Biologicals, Inc............................            --              --         52,438
                                                      ------------   -------------   ------------
    Total...........................................  $    493,933   $     554,434   $    817,299

NET INCOME (LOSS):
Advanced Magnetics, Inc.............................  $ (3,829,185)  $ (11,263,485)  $ (3,476,742)
Kalisto Biologicals, Inc............................            --              --       (965,676)
Eliminations and adjustments........................            --              --             --
                                                      ------------   -------------   ------------
    Total...........................................  $ (3,829,185)  $ (11,263,485)  $ (4,442,418)

SEGMENT ASSETS:
Advanced Magnetics, Inc.............................  $ 27,448,667   $  35,667,591
Kalisto Biologicals, Inc............................            --              --
Eliminations and adjustments........................            --              --
                                                      ------------   -------------
    Total...........................................  $ 27,448,667   $  35,667,591

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

    The Company and certain of its officers were sued in DAVID D. STARK, M.D. V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN AND LEE JOSEPHSON,Civil Action No. 93-02846-C, in the Superior Court Department of the Massachusetts Trial Court for Middlesex County on May 17, 1993. This case involves claims of breach of contract, breach of good faith and fair dealing, breach of implied contract, misappropriation of trade secrets, conversion, negligent misrepresentation, misrepresentation, unjust enrichment, unfair trade practices and tortious interference with contractual or advantageous relations. The Superior Court granted partial summary judgment in the Company's favor and dismissed the unfair trade practices and tort counts. The plaintiff's contract claims have been dismissed with prejudice and final judgment was entered against the plaintiff. The plaintiff filed an appeal in DAVID D. STARK, M.D. V. ADVANCED MAGNETICS, INC., JEROME GOLDSTEIN, ERNEST V. GROMAN AND LEE JOSEPHSON, Appeal No. 98-P-1749, in the Massachusetts Appeals Court, on January 25, 1999. On October 13, 2000, the Massachusetts Appeals Court reversed the grant of partial summary judgment in the Company's favor and remanded the case to the Superior Court. While the outcome of the action cannot be determined, the Company believes the action is without merit and intends to defend the action vigorously. The Company may not be able to successfully defend this action and the failure by the Company to prevail for any reason could have an adverse effect on its future business, financial condition and results of operations.

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

    In 1989, the Company entered into a second supply and distribution agreement with Guerbet granting Guerbet an exclusive right in western Europe and Brazil to manufacture and sell GASTROMARK (under the tradename Lumirem-TM-) and the option to acquire such rights to any future Advanced Magnetics' MRI contrast agents. Guerbet has taken the rights to COMBIDEX (under the tradename Sinerem-TM-). Guerbet has not met its contractual obligations with respect to the exercise of its option to acquire rights to Code 7228, and, accordingly, rights to this product have reverted back to the Company. Under the terms of this second distribution agreement, Guerbet paid the Company a license fee in 1989. In addition, Guerbet has agreed to pay the Company royalties and a percentage of net sales as the purchase price for the active ingredient of the licensed products. The Company is required to sell to Guerbet its requirements for the active ingredient used in the contrast agents. The agreement is perpetual but terminable upon certain specified events.

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

                                      QUARTERLY FINANCIAL DATA
                                             (RESTATED)*
                                                             FISCAL 2001 QUARTERS ENDED
                                               ------------------------------------------------------
                                               SEPTEMBER 30     JUNE 30     MARCH 31    DEC. 31, 2000
                                               -------------   ----------   ---------   -------------
License fees.................................   $ 1,447,929    $1,143,902   $964,707     $ 1,083,660
Royalties....................................       100,000       200,000    200,000         200,000
Product sales................................       191,519       127,002     49,915         265,044
Research and development services............            --            --         --              --
                                                -----------    ----------   ---------    -----------
      Total revenues.........................     1,739,448     1,470,904   1,214,622      1,548,704
Cost of product sales........................        78,904        53,606     25,474          46,415
Cost of contract research....................            --            --         --              --
Operating expenses...........................     1,605,278     1,221,261   1,304,255      1,158,374
Other (income) expenses......................     4,603,866      (533,306)  (672,711)        886,085
Income taxes.................................            --        25,362         --              --
                                                -----------    ----------   ---------    -----------
Net income (loss)............................   $(4,548,600)   $  703,981   $557,604     $  (542,170)
                                                ===========    ==========   =========    ===========
Net income (loss) per share..................   $     (0.68)   $     0.11   $   0.08     $     (0.08)

                                                     FISCAL 2000 QUARTERS ENDED (AS AMENDED**)
                                               ------------------------------------------------------
                                               SEPTEMBER 30     JUNE 30     MARCH 31    DEC. 31, 2000
                                               -------------   ----------   ---------   -------------
License fees.................................   $   572,367    $  183,894   $183,894     $   183,894
Royalties....................................       201,754       200,000    260,000         163,246
Product sales................................       475,096       616,911    161,530              --
Research and development services............            --            --     95,008          10,995
                                                -----------    ----------   ---------    -----------
      Total revenues.........................     1,249,217     1,000,805    700,432         358,135
Cost of product sales........................       133,079        43,195     62,954              --
Cost of contract research....................            --            --         --           3,195
Operating expenses...........................     2,580,540     1,553,488   1,664,705      1,838,531
Other (income) expenses......................       163,775       197,122    168,588         235,845
                                                -----------    ----------   ---------    -----------
Cumulative effect of accounting change
  (loss).....................................            --            --         --      (7,457,717)
                                                -----------    ----------   ---------    -----------
Net income (loss)............................   $(1,300,627)   $ (398,756)  $(858,639)   $(8,705,463)
                                                ===========    ==========   =========    ===========
Net income (loss) per share..................   $     (0.19)   $    (0.06)  $  (0.13)    $     (1.29)

------------------------

* Previously reported net income of $111,200 and $0.01 per share for the quarter ended September 30, 2001 have been restated to reflect an other-than-temporary decline of $4,659,800 in value of Cytogen common stock as a loss in "other income (expense)." Previously reported revenues of $1,737,260, $1,804,210, $1,887,333 and $662,619 for the quarters ended fiscal 2001 have been revised to exclude $(2,188), $333,306, $672,711 and $(886,085), respectively, of interest, dividends and net gains and losses and include such amounts as "other income (expense)." Previously reported revenues of $1,412,992, $1,197,927, $869,020 and $593,980 for the quarters ended fiscal 2000 have been revised to exclude interest, dividends, and net gains and losses of $163,775, $197,122, $168,588 and $235,845, respectively, and include such amounts as "other income (expense)."

**  to reflect cumulative effect of accounting change (see Note B)

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a) The following documents are filed as part of this Annual Report on Form 10-K:

    1.  Financial Statements.

           Balance Sheets (restated)--September 30, 2001 and 2000

           Statements of Operations (restated)--for the years ended September 30, 2001, 2000 and 1999

           Statements of Comprehensive Income (restated)--for the years ended September 30, 2001, 2000 and 1999

           Statements of Stockholders' Equity (restated)--for the years ended September 30, 2001, 2000 and 1999

           Statements of Cash Flows (restated)--for the years ended September 30, 2001, 2000 and 1999

           Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities (restated)--for the years ended September 30, 2001, 2000 and 1999

           Notes to Financial Statements (restated)

    2. Financial Statement Schedules. No financial statement schedules have been submitted because they are not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

    3.  Exhibit Index.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 3.1                    Certificate of Incorporation of the Company, as amended
                        (incorporated herein by reference to Exhibit 3.1 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended September 30, 2000, File No. 0-14732).
 3.2                    By-Laws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended September 30, 2000, File
                        No. 0-14732).
 4.1                    Specimen certificate representing the Company's Common Stock
                        (incorporated by reference to Exhibit 6 to the Company's
                        Registration Statement on Form 8-A, Reg. No. 1-10865).
 4.2                    Description of Capital Stock contained in Exhibits 3.1 and
                        3.2.
10.1*                   1983 Stock Option Plan of the Company, as amended on
                        November 13, 1990 (incorporated herein by reference to
                        Exhibit 10.2 to the Company's Annual Report on Form 10-K for
                        the fiscal year ended September 30, 1990, File No. 0-14732).
10.2*                   1992 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Annual
                        Report on Form 10-K for the fiscal year ended September 30,
                        1991, File No. 0-14732).
10.3*                   1993 Stock Plan, as amended on February 2, 1999
                        (incorporated herein by reference to the exhibits to the
                        Company's definitive proxy statement for the fiscal year
                        ended September 30, 1998, File No. 0-14732).
10.4*                   1993 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Annual
                        Report on Form 10-K for the fiscal year ended September 30,
                        1992, File No. 0-14732).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.5                    1997 Employee Stock Purchase Plan (incorporated herein by
                        reference to the exhibits to the Company's definitive proxy statement for the fiscal year ended September 30, 1996, File
                        No. 0-14732).
10.6                    Clinical Testing, Supply and Marketing Agreement between the
                        Company and Guerbet S.A. dated May 22, 1987 (incorporated
                        herein by reference to the exhibits to the Company's Annual
                        Report on Form 10-K for the fiscal year ended September 30,
                        1987, File No. 0-14732) (confidential treatment previously granted).
10.7                    Clinical Testing, Supply and Marketing Agreement between the
                        Company and Eiken Chemical Co., Ltd. dated August 30, 1988
                        (incorporated herein by reference to the exhibits to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended September 30, 988, File No. 0-14732) (confidential
                        treatment previously granted).
10.8                    Contrast Agent Agreement between the Company and Guerbet
                        S.A. dated September 29, 1989 (incorporated herein by
                        reference to Exhibit 10.9 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended September 30, 1989, File
                        No. 0-14732) (confidential treatment previously granted).
10.9                    Contrast Agent Agreement between the Company and Eiken
                        Chemical Co., Ltd. dated March 27, 1990 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990,
                        File No. 0-14732) (confidential treatment previously
                        granted).
10.10                   Amendment to Clinical Testing, Supply and Marketing
                        Agreement between the Company and Eiken Chemical Co., Ltd.
                        dated September 29, 1990 (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K
                        for the fiscal year ended September 30, 1990, File No.
                        0-14732) (confidential treatment previously granted).
10.11                   License, Supply and Marketing Agreement between the Company and Mallinckrodt Medical, Inc. dated June 28, 1990
                        (incorporated herein by reference to Exhibit 10.10 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended September 30, 1990, File No. 0-14732) (confidential
                        treatment previously granted).
10.12                   Technology License Agreement between the Company and Squibb
                        Diagnostics, dated February 5, 1991 (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended September 30, 1991, File
                        No. 0-14732) (confidential treatment previously granted).
10.13                   Agreement of Amendment to Clinical Testing, Supply and
                        Marketing Agreement between the Company and Guerbet, S.A., dated August 13, 1990 (incorporated herein by reference to
                        Exhibit 10.19 to the Company's Annual Report on Form 10-K
                        for the fiscal year ended September 30, 1991, File No.
                        0-14732).
10.14                   Termination Agreement dated August 30, 1994 between the
                        Company and Bristol-Myers Squibb Co. (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on
                        Form 10-K, for the fiscal year ended September 30, 1994,
                        File No. 0-14732)
10.15                   License and Marketing Agreement between the Company and
                        Berlex Laboratories, Inc. dated as of February 1, 1995
                        (incorporated herein by reference to Exhibit 10.1 to the
                        Company's Quarterly Report on Form 10-Q, as amended, for the fiscal quarter ended December 31, 1994, File No. 0-14732)
                        (confidential treatment previously granted).
10.16                   Supply Agreement between the Company and Berlex
                        Laboratories, Inc. dated as of February 1, 1995
                        (incorporated herein by reference to Exhibit 10.2 to the
                        Company's Quarterly Report on Form 10-Q, as amended, for the fiscal quarter ended December 31, 1994, File No. 0-14732)
                        (confidential treatment previously granted).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

                                                       ADVANCED MAGNETICS, INC.

                                                       By:             /s/ JEROME GOLDSTEIN
                                                            -----------------------------------------
                                                                         Jerome Goldstein
                                                               CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                              CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                                                            TREASURER

                                          Date: January 28, 2002