Form 10-Q
period 2001-12-31
ADVANCED MAGNETICS INC
filed 2002-02-14
CIK 792977

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2001

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

Registrant’s telephone number, including area code: (617) 497-2070

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

At February 12, 2002, 6,631,695 shares of registrant’s common stock (par value, $.01) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2001

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

ADVANCED MAGNETICS, INC.

BALANCE SHEETS

DECEMBER 31, 2001 AND SEPTEMBER 30, 2001

(Unaudited)

	December 31, 2001	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$12,048,819	$11,741,861
Marketable securities (Note B)	11,834,112	10,912,382
Accounts receivable	545,133	317,970
Inventories	80,095	87,421
Prepaid expenses	134,736	166,743
Total current assets	24,642,895	23,226,377

Property, plant and equipment:
Land	360,000	360,000
Building	4,654,047	4,654,047
Laboratory equipment	6,765,746	6,846,193
Furniture and fixtures	774,922	792,484
	12,554,715	12,652,724
Less-accumulated depreciation and amortization	(8,909,962)	(8,914,026)
Net property, plant and equipment	3,644,753	3,738,698

Other assets	483,592	483,592
Total assets	$28,771,240	$27,448,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$105,442	$163,942
Accrued expenses	330,945	382,122
Deferred revenues	3,945,925	3,945,925
Total current liabilities	4,382,312	4,491,989

Deferred revenues	10,553,526	11,444,384
Total liabilities	14,935,838	15,936,373

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 6,631,695 shares at December 31, 2001 and 6,633,895 shares at September 30, 2001	66,316	66,339
Additional paid-in capital	43,833,236	43,830,473
Retained earnings (deficit)	(31,563,971)	(31,939,731)
Accumulated other comprehensive income	1,499,821	(444,787)
Total stockholders’ equity	13,835,402	11,512,294

Total liabilities and stockholders’ equity	$28,771,240	$27,448,667

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED

DECEMBER 31, 2001 AND 2000

(Unaudited)

	First Quarter Ended December 31,
	2001	2000

Revenues:
License fees	$890,857	$1,083,660
Royalties	200,000	200,000
Product sales	413,527	265,044
Total revenues	1,504,384	1,548,704

Cost and expenses:
Cost of product sales	72,011	46,415
Research and development expenses	827,885	820,812
Selling, general and administrative expenses	503,262	337,562
Total costs and expenses	1,403,158	1,204,789

Operating income (loss)	101,226	343,915

Other income (expenses):
Interest and dividend income	74,264	226,447
Net gains and (losses) on sales of securities and derivative instruments	200,270	(1,112,532
		)
Total other income (expenses)	274,534	(886,085)

Income (loss) before provision for income taxes	375,760	(542,170)

Provision for income taxes	—	—
Net income (loss)	$375,760	$(542,170)

Basic and diluted loss before cumulative effect
Basic and diluted income (loss) per share	$0.06	$(0.08)

Weighted average shares outstanding:
Basic	6,632,245	6,767,007
Diluted	6,655,164	6,767,007

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED

DECEMBER 31, 2001 AND 2000

 (Unaudited)

	First Quarter Ended December 31,
	2001	2000
Net income (loss)	$375,760	$(542,170)

Other comprehensive income (loss):
Unrealized gains (losses) on securities	2,144,878	(4,329,952)
Reclassification adjustment for (gains) losses included in net income (loss)
	(200,270)	1,112,532
Other comprehensive income (loss)	1,944,608	(3,217,420)
Comprehensive income (loss)	$2,320,368	$(3,759,590)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF CASH FLOW

FOR THE QUARTERS ENDED

DECEMBER 31, 2001 AND 2000

(Unaudited)

	Quarters ended December 31,
	2001	2000
Cash flows from operating activities:
Cash received from customers	$199,050	$395,968
Cash paid to suppliers and employees	(1,432,908)	(1,738,373)
Dividends and interest received	74,264	144,213
Royalties received	203,179	183,355

Net cash provided by (used in) operating activities	(956,415)	(1,014,837)

Cash flows from investing activities:
Proceeds from sales of marketable securities	2,483,573	5,002,279
Purchase of marketable securities	(1,260,424)	(13,885,786)
Capital expenditures	(554)	(38,205)
Proceeds from sale of property, plant and equipment	48,000	36,440

Net cash provided by (used in) investing activities	1,270,595	(8,885,272)

Cash flows from financing activities:
Purchase of treasury stock	(7,222)	(69,174)

Net cash provided by (used in) financing activities	(7,222)	(69,174)

Net increase (decrease) in cash and cash equivalents	306,958	(9,969,283)

Cash and cash equivalents at beginning of the period	11,741,861	16,120,738

Cash and cash equivalents at end of the period	$12,048,819	$6,151,455

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

RECONCILIATION OF NET INCOME (LOSS)

TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

FOR THE QUARTERS ENDED

DECEMBER 31, 2001 AND 2000

 (Unaudited)

	Quarters ended December 31,
	2001	2000

Net income (loss)	$375,760	$(542,170)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Non-cash license fee revenue	(890,858)	(1,029,248)
Non-cash expense associated with stock options	9,961	—
Decrease (increase) in accounts receivable	(227,162)	(137,247)
(Increase) decrease in inventories	7,326	5,445
(Increase) decrease in prepaid expenses and other assets	32,007	(95,735)
Depreciation and amortization	50,145	100,603
(Gain) on disposal of fixed assets	(3,647)	—
(Decrease) increase in accounts payable and accrued expenses	(109,677)	(414,121)
Increase in deferred revenues	—	67,338
Net realized (gains) losses on sales of marketable securities	(200,270)	1,112,532

Total adjustments	(1,332,175)	(472,667)

Net cash provided by (used in) operating activities	$(956,415)	$(1,014,837)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

A.            Summary of Accounting Policies

                Basis of Presentation

                Founded in November 1981, Advanced Magnetics, Inc., a Delaware corporation (the “Company”), is a biopharmaceutical company engaged in the development and manufacture of compounds utilizing the Company’s core proprietary colloidal superparamagnetic particle technology and core polysaccharide technology for iron replacement therapeutics and magnetic resonance imaging (“MRI”). The products developed by the Company are iron therapeutic compounds for the treatment of chronic anemia and diagnostic imaging agents for use in conjunction with MRI to aid in the diagnosis of cancer and other diseases.

These financial statements are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles.  These interim financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2001.

In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (“SAB 101”).  The effect of applying this change in accounting principle was a cumulative charge of $7,457,717, or $1.11 per share.  This cumulative change in accounting principle reflected the reversal of license fees and milestone payments that had been recognized in prior years.  Under SAB 101, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreement.  During the quarters ended December 31, 2001 and 2000, the Company recognized $184,439 and $182,450, respectively, in revenue that was included in the cumulative effect adjustment.

B.            Marketable Securities

                The cost and market value of the Company’s marketable securities portfolio are as follows:

December 31, 2001

September 30, 2001

Cost

Fair Value

Cost

Fair Value

Common Stock	$10,334,291	$11,834,112	$11,357,169	$10,912,382

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary.  The Company employs a methodology in evaluating whether a decline in fair value below cost basis is other-than-temporary that considers available evidence regarding its marketable securities.  In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors, overall market conditions and trends, and the Company’s intent and ability to hold the investment.  Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established.  Assessing the above factors involves inherent uncertainty.  Accordingly, write-downs, if recorded, could be materially different from the actual market performance of marketable securities in the Company’s portfolio, if, among other things, other factors not considered by the Company would have been relevant to the determination of impairment or relevant information related to the Company’s marketable securities was not publicly available.

C.            Income Tax

                There were no income tax provisions for the three-month period ended December 31, 2001 because of sufficient net operating loss carry-forwards.  There were no income tax provisions for the three-month period ended December 31, 2000 due to net operating losses in that period.

D.            Earnings (Loss) per Share

The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below.  Aggregate options of 253,500 (weighted average exercise price of $3.06) have been included in the calculation of weighted average shares for the period ended December 31, 2001.  This calculation resulted in 22,919 common stock equivalents under the treasury stock method as outlined below.  Aggregate options of 617,650 (weighted average exercise price of $7.55) outstanding during the quarter ended December 31, 2000 have not been included in the calculation of weighted average shares, since their effect would be anti-dilutive, given the net loss in that period.

December 31

	2001	2000

Weighted average number of shares issued and outstanding	6,632,245	6,767,007
Common stock equivalents	22,919	—
As adjusted	6,655,164	6,767,007

E.             Derivative Financial Instruments

Beginning in the fiscal quarter ended December 31, 2000, the Company adopted the provisions of FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”.  The statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value.  SFAS 133 also required that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  There was no derivative trading activity during the quarter ended December 31, 2001.  The Company had included the fair value of derivative instruments, principally a written call option on an equity security, in marketable securities on the balance sheet of December 31, 2000.  The change in the fair value of the open derivatives at December 31, 2000 had been recorded in net gains and losses on sales of securities on the statement of operations.  The Company realized approximately $89,600 in net gains associated with the trading of derivative instruments in the fiscal quarter ended December 31, 2000.  The written call options held at December 31, 2000 were intended to assist the Company in taking advantage of opportunities in the domestic equity markets.

Item 2 -  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements contained herein that do not describe historical facts are forward-looking statements.  The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statement.  The factors that could cause actual results to differ materially from current expectations include the following: uncertainties in the Company’s ability to maintain profitability, the timing of the Company’s recognition of deferred revenue which is affected by the performance of its obligations under its license agreements, uncertainties relating to results of the clinical trials of Code 7228 or any other of the Company’s future product candidates, the ability to satisfy the conditions specified for final approval of Combidex® for imaging lymph nodes and to resolve the final labeling for Combidex with the FDA, the ability to successfully market Feridex I.V.®, GastroMARK® and any future products that receive FDA approval, the ability to successfully complete additional development efforts with respect to Code 7228 and Combidex, the Company’s dependence on its corporate alliances, uncertainties relating to patents and proprietary rights, uncertainties relating to third-party reimbursements, the ability of the Company to compete successfully in the future, the ability to continue to operate at commercial scale in compliance with FDA regulations and other applicable manufacturing requirements, the Company’s limited marketing and sales experience and the risks identified in the Company’s Securities and Exchange Commission filings, including but not limited to its Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2001.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  The Company disclaims any obligation to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements, except as specifically required by law.

Overview

                Since its inception in November 1981, Advanced Magnetics, Inc. (“Advanced Magnetics” or the “Company”) has focused its efforts on developing its core superparamagnetic iron oxide particle technology for various applications, including for use as therapeutic iron compounds for the treatment of chronic anemia and as contrast agents for utilization in magnetic resonance imaging (“MRI”). The Company has funded its operations with cash from license fees from corporate alliances, royalties, sales of its products, fees from contract research performed for third parties and income earned on invested cash.  The Company’s success will depend, in part, on the Company’s ability to successfully develop, test, produce and market its products, obtain necessary governmental approvals in a timely manner, attract and retain key employees, and successfully respond to technological and other changes in the marketplace.

                The Company’s operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: the timing of revenues from corporate alliances; the introduction of new products by the Company; regulatory approval of product candidates; the discovery of different applications for existing products and product candidates; the timing and size of orders from the Company’s customers; and the acceptance of the Company’s products. The Company’s current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and the Company may not maintain profitability or increase revenues in the future.

                A substantial portion of the Company’s expenses consists of research and development expenses.  The Company may rely to a greater degree on contract research and development providers in the future and expects that research and development expenses will continue to be a significant portion of the Company’s total expenses.

Results of Operations for the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000

Revenues

                Total revenues for the first fiscal quarter ended December 31, 2001 were $1,504,384 compared to $1,548,704 for the first fiscal quarter ended December 31, 2000.  The decrease in revenues in the first fiscal quarter ended December 31, 2001, compared to the first fiscal quarter ended December 31, 2000, was primarily due to a decrease in license fees of $192,803, offset by an increase in product sales of $148,483.

                License fee revenue decreased to $890,857 in the first fiscal quarter ended December 31, 2001 from $1,083,660 in the first fiscal quarter ended December 31, 2000.  The decrease is primarily related to the recognition of deferred license fee revenue from a license and marketing arrangement signed with Cytogen Corporation (“Cytogen”).  Approximately $706,000 relating to Cytogen was recognized in the quarter ended December 31, 2001, compared with approximately $853,000 in the quarter ended December 31, 2000.  The license fee revenue associated with the Cytogen agreement can fluctuate with changes in effort expended towards project completion, quarter over quarter.  Royalties remained at $200,000 for both of the fiscal quarters ended December 31, 2001 and 2000 and reflects continued flat sales, over the long term, by strategic marketing alliances of the Company’s approved products.

                Product sales of contrast agents were $413,527 in the first fiscal quarter ended December 31, 2001 compared with $265,044 in the first fiscal quarter ended December 31, 2000.  This increase is primarily due to the uneven demand for contrast agents by the Company’s marketing alliances.

Costs and Expenses

                The cost of product sales for the quarters ended December 31, 2001 and 2000 was approximately 17% of product sales, reflecting the relatively similar mix of product sales, quarter over quarter.

                Research and development expenses increased to $827,885 from $820,812 for the first fiscal quarter ended December 31, 2001 as compared to the same period in the prior fiscal year.  Selling, general and administrative expenses were $503,262 for first fiscal quarter ended December 31, 2001 compared to $337,562 for the first fiscal quarter ended December 31, 2000.  The increase in expenditures, for both research and development and selling, general and administrative costs, are primarily a result of activity concerning the clinical development of Code 7228 in iron replacement therapy and magnetic resonance imaging.

Other Income and Expenses

                Interest and dividend income was $74,264 in the fiscal quarter ended December 31, 2001 compared to $226,447 for the fiscal quarter ended December 31, 2000.  The decrease is primarily attributable to the Company holding fewer interest bearing securities during the quarter ended December 31, 2001.

There were gains on the sale of securities of $200,270 in the first fiscal quarter ended December 31, 2001 compared to net losses on the sale of securities of $1,112,532 in the first fiscal quarter ended December 31, 2000.  Offsetting the loss in the first fiscal quarter ended December 31, 2000, the Company recognized approximately $89,600 in net gains associated with trading derivative instruments, principally call options.

Interest, dividends and net gains (losses) on sales of securities consisted of the following:

	First Quarter Ended December 31,
	2001	2000

Interest income	$49,248	$217,047
Dividend income	25,016	9,400
Total	$74,264	$226,447

Net gains (losses) on sales of securities	$200,270	$(1,112,532)

Income Taxes

                There were no income tax provisions for the three-month period ended December 31, 2001 because of sufficient net operating loss carry-forwards.  There were no income tax provisions for the three-month period ended December 31, 2000 due to net operating losses in that period.

Earnings

                For the reasons stated above, there was a net profit of $375,760 or $0.06 per share for the quarter ended December 31, 2001 compared to a net loss of $(542,170) or $(0.08) per share for the quarter ended December 31, 2000.

Liquidity and Capital Resources

                Since its inception, the Company has financed its operations primarily through cash generated from operations and investing activities and through corporate alliance agreements.

                At December 31, 2001, the Company’s cash and cash equivalents totaled $12,048,819 compared to $11,741,861 at September 30, 2001.  In addition, the Company had marketable securities of $11,834,112 at December 31, 2001 compared to $10,912,382 at September 30, 2001.  The increase in cash and cash equivalents is primarily the result of the sale of some of the Company’s marketable securities. The corresponding increase in marketable securities represents the increase in unrealized net gains and losses of the Company’s marketable securities.

Net cash used in operating activities was $956,415 in the three-month period ended December 31, 2001 compared to net cash used in operating activities of $1,014,837 in the three-month period ended December 31, 2000.  Cash received during the quarter ended December 31, 2001 included $199,050 from customers, $203,179 from royalties and $74,264 from dividend and interest income.  Cash used in operating activities included $1,432,908 paid to suppliers and employees.

                Cash provided by investing activities in the three-month period ended December 31, 2001 was $1,270,595 compared with cash used in investing activities of $8,885,272 for the three-month period ended December 31, 2000.  Cash provided by investing activities in the three-month period ended December 31, 2001 included uses for the purchase of marketable securities of $1,260,424, offset by proceeds from the sale of $2,483,573 in marketable securities.

                In November 2000, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company’s common stock at prevailing market prices.  There was no cash provided by financing activities during the three-month period ended December 31, 2001, but $7,222 in cash was used to purchase shares of the Company’s common stock.  The Company spent $69,174 in cash to purchase shares of the Company’s common stock in the three-month period ended December 31, 2000.

                Capital expenditures in the three-month period ended December 31, 2001 were $554, offset by proceeds from sales of capital equipment of $48,000, for a net receipt of $47,446.  This compares with capital expenditures in the three-month period ended December 31, 2000 of $38,205, offset by proceeds from sales of capital equipment of $36,440, for a net expenditure of $1,765.  The capital expenditures in both quarters primarily reflected upgrades to existing property, plant and equipment.  Future expenditures are expected to continue at reduced levels.

                The Company’s future capital requirements will depend on many factors, including, but not limited to: continued scientific progress in its research and development programs; the magnitude of its research and development programs; progress with clinical trials for its therapeutic and diagnostic products; the magnitude of product sales; the time involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the competing technological and market developments; and the ability of the Company to establish additional development and marketing arrangements to provide funding for research and development and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company’s products.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date for the financial statements and the reported amounts of revenue and expenses during the reported period.  In making theses estimates and assumptions, management employs critical accounting policies.  For the Company, these critical accounting policies are principally the policies of revenue recognition associated with license fees and policies to determine the existence of an other-than-temporary decline in the fair value of the Company’s marketable securities below cost basis.

Non-refundable license fees, with respect to product development agreements and collaborations, are recognized over the term of the agreement as earned or, in cases where project costs are estimable, recognized on a percentage of completion basis as related costs are incurred.  Where the Company has employed the percentage of completion method for recording revenue associated with non-refundable license fees, the actual costs to complete can differ significantly from the estimated costs to complete.  These differences could be attributable to future results from clinical trials, discussions and correspondence with the FDA on the approval process for the Company’s products, relationships with the Company’s marketing partners or clinical trial partners or other factors.  Any of these factors, individually or in the aggregate, could cause future estimates to be materially revised, or estimates to be materially different from actual results, thereby materially affecting the associated revenue recognition of the non-refundable license fee.

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary.  The Company employs a methodology in evaluating whether a decline in fair value below cost basis is other-than-temporary that considers available evidence regarding its marketable securities.  In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors, overall market conditions and trends, and the Company’s intent and ability to hold the investment.  Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established.  Assessing the above factors involves inherent uncertainty.  Accordingly, write-downs, if recorded, could be materially different from the actual market performance of marketable securities in the Company’s portfolio, if, among other things, other factors not considered by the Company would have been relevant to the determination of impairment or relevant information related to the Company’s marketable securities was not publicly available.

With any accounting policy that applies judgment and estimates, actual results could significantly differ from those estimates.

Derivative Financial Instruments

Beginning in the fiscal quarter ended December 31, 2000, the Company adopted the provisions of FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”.  The statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value.  SFAS 133 also required that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. There was no derivative trading activity during the quarter ended December 31, 2001.  The Company had included the fair value of derivative instruments, principally a written call option on an equity security, in marketable securities on the balance sheet of December 31, 2000.  The change in the fair value of the open derivatives at December 31, 2000 had been recorded in net gains and losses on sales of securities on the statement of operations.  The Company realized approximately $89,600 in net gains associated with the trading of derivative instruments, in the fiscal quarter ended December 31, 2000.  The written call options held at December 31, 2000 were intended to assist the Company in taking advantage of opportunities in the domestic equity markets.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

                There has been no material change to the information concerning the Company’s market risk sensitive instruments as set forth in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2001.

PART II.        OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.

Date	February 14, 2002	By	/s/ Jerome Goldstein
Jerome Goldstein, Chief Executive Officer, President, Treasurer and Chairman of the Board of Directors

Date	February 14, 2002	By	/s/ James A. Matheson
James A. Matheson, Vice President and Principal Accounting Officer