Form 10-Q
period 2002-03-31
ADVANCED MAGNETICS INC
filed 2002-05-13
CIK 792977

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002

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

Yes    ☒    No    ☐

At May 1, 2002, 6,633,895 shares of registrant’s common stock (par value, $.01) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

ADVANCED MAGNETICS, INC.

BALANCE SHEETS

MARCH 31, 2002 AND SEPTEMBER 30, 2001

(Unaudited)

	March 31, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$11,118,791	$11,741,861
Marketable securities (Note B)	11,537,057	10,912,382
Accounts receivable	595,042	317,970
Inventories	87,280	87,421
Prepaid expenses	219,896	166,743
Total current assets	23,558,066	23,226,377

Property, plant and equipment:
Land	360,000	360,000
Building	4,617,996	4,654,047
Laboratory equipment	6,776,868	6,846,193
Furniture and fixtures	774,922	792,484
	12,529,786	12,652,724
Less-accumulated depreciation and amortization	(8,917,640)	(8,914,026)
Net property, plant and equipment	3,612,146	3,738,698

Other assets	483,592	483,592
Total assets	$27,653,804	$27,448,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$58,214	$163,942
Accrued expenses	425,734	382,122
Deferred revenues	3,083,892	3,945,925
Total current liabilities	3,567,840	4,491,989
Deferred revenues	10,006,787	11,444,384
Total liabilities	13,574,627	15,936,373

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 6,633,895 shares at March 31, 2002 and 6,633,895 shares at September 30, 2001	66,339	66,339
Additional paid-in capital	43,847,516	43,830,473
Retained earnings (deficit)	(31,142,802)	(31,939,731)
Accumulated other comprehensive income	1,308,124	(444,787)
Total stockholders’ equity	14,079,177	11,512,294

Total liabilities and stockholders’ equity	$27,653,804	$27,448,667

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED

MARCH 31, 2002 AND 2001

(Unaudited)

	Three-Month Period Ended March 31,		Six-Month Period Ended March 31,
	2002	2001	2002	2001

Revenues:
License fees	$1,408,772	$964,707	$2,299,629	$2,048,367
Royalties	200,000	200,000	400,000	400,000
Product sales	436,219	49,915	849,746	314,959
Total revenues	2,044,991	1,214,622	3,549,375	2,763,326

Cost and expenses:
Cost of product sales	110,434	25,474	182,445	71,889
Research and development expenses	1,197,191	764,361	2,025,076	1,585,173
Selling, general and administrative expenses	452,708	539,894	955,970	877,456
Total costs and expenses	1,760,333	1,329,729	3,163,491	2,534,518

Operating income (loss)	284,658	(115,107)	385,884	228,808

Other income (expenses):
Interest and dividend income	45,295	199,431	119,559	425,878
Net gains and (losses) on sales of securities and derivative instruments	91,216	473,280	291,486	(639,252)
Total other income (expenses)	136,511	672,711	411,045	(213,374)

Income (loss) before provision for income taxes	421,169	557,604	796,929	15,434
Provision for income taxes	—	—	—	—
Net income (loss)	$421,169	$557,604	$796,929	$15,434

Income (loss per share:
Basic	$0.06	$0.08	$0.12	$0.00
Diluted	$0.06	$0.08	$0.12	$0.00

Weighted average shares outstanding:
Basic	6,633,895	6,725,657	6,633,895	6,746,346
Diluted	6,700,691	6,725,657	6,680,016	6,746,346

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED

MARCH 31, 2002 AND 2001

(Unaudited)

	Three-Month Period Ended March 31,		Six-Month Period Ended March 31,
	2002	2001	2002	2001

Net income (loss)	$421,169	$557,604	$796,929	$15,434

Other comprehensive income (loss):
Unrealized gains (losses) on securities	(100,481)	1,690,141	2,044,397	(2,639,811)
Reclassification adjustment for gains (losses) included in net income (loss)	(91,216)	(473,280)	(291,486)	639,252
Other comprehensive income (loss)	(191,697)	1,216,861	1,752,911	(2,000,559)
Comprehensive income (loss)	$229,472	$1,774,465	2,549,840	$(1,985,125)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED

MARCH 31, 2002 AND 2001

(Unaudited)

	Six-Month Periods Ended March 31,
	2002	2001
Cash flows from operating activities:
Cash received from customers	$686,160	$822,299
Cash paid to suppliers and employees	(3,269,152)	(3,407,537)
Dividends and interest received	119,559	425,878
Royalties received	390,733	392,203

Net cash provided by (used in) operating activities	(2,072,700)	(1,767,157)

Cash flows from investing activities:
Proceeds from sales of marketable securities	4,498,464	8,463,069
Proceeds from U.S. Treasury Notes maturing	—	4,000,000
Purchase of marketable securities	(3,078,742)	(21,539,724)
Capital expenditures	(18,092)	(36,713)
Proceeds from sale of fixed assets	48,000	—

Net cash provided by (used in) investing activities	1,449,630	(9,113,368)

Cash flows from financing activities:
Purchase of treasury stock	—	(207,873)

Net cash provided by (used in) financing activities	—	(207,873)

Net increase (decrease) in cash and cash equivalents	(623,070)	(11,088,398)

Cash and cash equivalents at beginning of the period	11,741,861	16,120,738

Cash and cash equivalents at end of the period	11,118,791	$5,032,340

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

RECONCILIATION OF NET INCOME (LOSS)

TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

FOR THE SIX-MONTH PERIODS ENDED

MARCH 31, 2002 AND 2001

(Unaudited)

	Six-Month Periods Ended March 31,
	2002	2001

Net income (loss)	$796,929	$15,434

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Non-cash license fee revenue	(2,299,629)	(1,993,956)
Non-cash expense associated with stock options	17,042	—
Accretion of U.S. Treasury Notes discount	—	(196,476)
Decrease (increase) in accounts receivable	(277,072)	260,060
Decrease (increase) in inventories	141	6,150
(Increase) decrease in prepaid expenses and other assets	(53,153)	(12,089)
Depreciation and amortization	100,291	231,998
(Gain) on disposal of fixed assets	(3,647)	—
(Decrease) increase in accounts payable and accrued expenses	(62,116)	(784,869)
(Increase) decrease in deferred revenues	—	67,339
Net realized (gains) losses on sales of marketable securities	(291,486)	639,252

Total adjustments	(2,869,629)	(1,782,591)

Net cash provided by (used in) operating activities	$(2,072,700)	$(1,767,157)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

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

Basis of Presentation

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

B.                                    Marketable Securities

The cost and market value of the Company’s marketable securities portfolio are as follows:

	March 31, 2002		September 30, 2001
	Cost	Fair Value	Cost	Fair Value

Common stock	$10,228,933	$11,537,057	$11,357,169	$10,912,382

C.            Income Tax

There were no income tax provisions for any of the three and six-month periods ended March 31, 2002 and 2001 because of sufficient net operating loss carry-forwards.

D.            Earnings (Loss) per Share

The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below.  Aggregate options of 751,700 (weighted average exercise price of $6.33) were outstanding during the three and six-month periods ended March 31, 2002.  A total of 373,500 options, with a weighted average exercise price of $3.15, have been included in the calculation of weighted average shares and resulted in 66,796 and 46,121 common stock equivalents for the three and six-month periods, respectively, under the treasury stock method as outlined below.  Aggregate options of 553,200 (weighted average exercise price of $7.43) have not been included in the calculation of weighted average shares for the three and six-month periods ended March 31, 2001, since the average market price of the common stock of the Company was less than the exercise prices of all stock options during these periods.

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2002	2001	2002	2001

Weighted average number of shares outstanding	6,633,895	6,725,657	6,633,895	6,746,346

Common stock equivalents	66,796	—	46,121	—

Diluted weighted average number of shares outstanding	6,700,691	6,725,657	6,680,016	6,746,346

E.             Derivative Financial Instruments

Beginning in the first quarter ended December 31, 2000, the Company adopted the provisions of FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”  The statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value.  SFAS 133 also required that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  There was no derivative trading activity during the quarter ended March 31, 2002, nor were any derivative instruments held at the end of the quarter ended March 31, 2002.  The Company had included the fair value of derivative instruments, principally a covered call option on an equity security, in marketable securities on the balance sheet of December 31, 2000.  The Company realized a $63,750 gain on the closing of this derivative contract in the quarter ended March 31, 2001.  The objective of the Company for issuing the written covered call option in the period ended December 31, 2000 was to generate additional income from the Company’s marketable securities portfolio.  The Company’s strategy for achieving this objective was to issue a covered call option that entailed minimal risk and afforded an opportunity for potential gain with respect to the Company’s marketable securities portfolio.

F.                                      Revenue from Cumulative Effect of Accounting Change

During the quarters ended March 31, 2002 and 2001, the Company recognized $184,439 and $232,379, respectively, in revenue that was included in the cumulative effect adjustment from fiscal 2000.  During the six months ended March 31, 2002 and 2001, the Company recognized $368,878 and $414,829, respectively, in revenue that was included in the cumulative effect adjustment from fiscal 2000.

Item 2 -  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements contained herein that do not describe historical facts are forward-looking statements.  The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements.  The factors that could cause actual results to differ materially from current expectations include the following: uncertainties in the Company’s ability to maintain profitability, the timing of the Company’s recognition of deferred revenue which is affected by the performance of its obligations under its license agreements, uncertainties relating to results of the clinical trials of Code 7228 or any other of the Company’s future product candidates, uncertainties relating to the timing and outcome of the regulatory approval process with respect to Code 7228, Combidex® and any other of the Company’s future product candidates, the ability to satisfy the conditions specified for final approval of Combidex for imaging lymph nodes and to resolve the final labeling for Combidex with the FDA, the ability to successfully complete additional development efforts and uncertainties related to the clinical development process with respect to Code 7228 and Combidex, the ability to successfully market Feridex I.V.®, GastroMARK® and any future products that receive FDA approval, the Company’s dependence on its corporate alliances, uncertainties relating to patents and proprietary rights, uncertainties relating to third-party reimbursements, the ability of the Company to compete successfully in the future, the ability to continue to operate at commercial scale in compliance with FDA regulations and other applicable manufacturing requirements, the Company’s limited marketing and sales experience and the risks identified in the Company’s Securities and Exchange Commission filings, including but not limited to its Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2001.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  The Company disclaims any obligation to publicly update or revise any such statements to reflect any change in Company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements, except as specifically required by law.

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

Results of Operations for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001

Revenues

Total revenues for the second fiscal quarter ended March 31, 2002 were $2,044,991 compared to $1,214,622 for the second fiscal quarter ended March 31, 2001.  The increase in revenues in the second quarter ended March 31, 2002, compared to the second quarter ended March 31, 2001, was primarily due to an increase in license fees and product sales.

License fee revenue increased to $1,408,772 in the second fiscal quarter ended March 31, 2002 from $964,707 in the second fiscal quarter ended March 31, 2001.  License fee revenue for the second fiscal quarter ended March 31, 2002 included the recognition in the period of approximately $1,224,000 in deferred license fee revenue from a license and marketing arrangement signed with Cytogen Corporation (“Cytogen”) in August 2000.  The increase in deferred license fee revenue recognized under the Cytogen agreement is related to an increase in research and development expenses incurred in connection with this agreement during this period.  The license fee revenue associated with the Cytogen agreement can fluctuate from quarter to quarter with changes in effort expended towards project completion.

Royalties remained at $200,000 for both of the fiscal quarters ended March 31, 2002 and 2001 and reflects continued flat sales of the Company’s approved products, over the long term, by strategic marketing alliances.

Product sales for the second fiscal quarter ended March 31, 2002 were $436,219 compared to $49,915 for the second fiscal quarter ended March 31, 2001.  This increase primarily relates to the placement of a large order by one of the Company’s marketing alliances during the fiscal quarter ended March 31, 2002.  Product sales can fluctuate from quarter to quarter based on the timing of product sales of contrast agents to the Company’s marketing alliances.

Costs and Expenses

The Company incurred costs of $110,434 for products sold in the second fiscal quarter ended March 31, 2002 compared to $25,474 for the second fiscal quarter ended March 31, 2001.  The cost of product sales for the three-month period ended March 31, 2002 was 25% of product sales compared with 51% for the three-month period ended March 31, 2001. The higher cost of sales on an absolute basis in the second fiscal quarter of 2002, compared with the same period in fiscal 2001, is primarily due to the increase in product sales, while the decrease in the percentage basis is largely the result of a substantial portion of the product sales in the second quarter of fiscal 2002 being of Feridex I.V., which has a higher gross margin than GastroMARK, which made up a large portion of product sales in the same period in fiscal 2001.

Selling, general and administrative expenses were $452,708 for the second fiscal quarter ended March 31, 2002 compared to $539,894 for the second fiscal quarter ended March 31, 2001.  The reduced level of expenditures for selling, general and administrative costs is largely a result of reduced legal expenses associated with a change of legal counsel during the third quarter of fiscal 2001.

Research and development expenses increased to $1,197,191 from $764,361 for the second fiscal quarter ended March 31, 2002 as compared to the same period in the prior fiscal year.  This increase arises primarily from increased activity in pre-clinical trials associated with Code 7228.

The Company’s product candidate, Code 7228, is currently in Phase II clinical trials for use in iron replacement therapy and Magnetic Resonance Angiography (“MRA”).  The Company is also conducting pre-clinical testing to evaluate Code 7228 for MRI applications in oncology.  Through the end of fiscal 2000, the Company incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of Code 7228.  Since the end of fiscal 2000 and through the quarter ended March 31, 2002, the Company incurred aggregate external research and development expenses of approximately $1,200,000 related to pre-clinical activities and clinical trials in connection with Code 7228.  Internal research and development expenses incurred in connection with Code 7228 have primarily related to compensation of employees engaged in research and development activities, the manufacture of limited quantities of product needed to support research and development efforts and clinical trials, administrative expenses, facilities and allocations of corporate costs.  The estimated cost of the external efforts necessary to complete development of Code 7228 for all current applications, including costs related to ongoing and future pre-clinical and clinical trial activities, is currently estimated to range from approximately $10,000,000 to $15,000,000.  Phase III clinical trials for Code 7228 in iron replacement therapy and MRA are currently expected to begin in fiscal 2003 or fiscal 2004.

In June 2000, the Company received an approvable letter, subject to certain conditions, from the U.S. Food and Drug Administration (the "FDA") for Combidex, the Company’s contrast agent to aid in the diagnosis of lymph node disease.  The Company is currently discussing the outstanding issues from the approvable letter with the FDA in an effort to bring Combidex to market.  The Company has incurred aggregate internal and external research and development expenses of approximately $13,500,000, through March 31, 2002, in connection with Combidex. The Company does not anticipate substantial additional pre-approval clinical trial expenses related to Combidex.

The foregoing discussion includes forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those currently anticipated depending on a variety of factors, as detailed elsewhere in the Company’s periodic filings with the Securities and Exchange Commission, including but not limited to its Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2001. The Company cannot estimate the anticipated completion date of each of its major research and development projects or the period in which material net cash inflows from such projects are expected to commence as a result of these risks and uncertainties, including but not limited to those associated with clinical trails, the receipt of regulatory approval and third-party reimbursement policies and decisions, as detailed elsewhere in the Company’s periodic filings with the Securities and Exchange Commission, including but not limited to its Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2001.

Other Income and Expenses

Interest and dividend income was $45,295 in the fiscal quarter ended March 31, 2002 compared to $199,431 for the fiscal quarter ended March 31, 2001.  The decrease is primarily attributable to the Company holding fewer interest bearing securities and the decrease in the rate of return on cash equivalent income during the quarter ended March 31, 2002.

There were net gains on the sale of securities of $91,216 in the second fiscal quarter ended March 31, 2002 compared to net gains on the sale of securities of $473,280 in the second fiscal quarter ended March 31, 2001.

Interest, dividends and net gains (losses) on sales of securities consisted of the following:

	Second Quarter Ended March 31,
	2002	2001

Interest income	$22,755	$189,191
Dividend income	22,540	10,240
Total	$45,295	$199,431

Net gains (losses) on sales of securities	$91,216	$473,280

Income Taxes

There were no income tax provisions for the three-month periods ended March 31, 2002 and 2001 because of sufficient net operating loss carry-forwards.

Earnings

For the reasons stated above, there was a net profit of $421,169 or $0.06 per share for the quarter ended March 31, 2002 compared to a net profit of $557,604 or $0.08 per share for the quarter ended March 31, 2001.

Results of Operations for the Six Months Ended March 31, 2002 as Compared to the Six Months Ended March 31, 2001

Revenues

Total revenues for the six-month period ended March 31, 2002 were $3,549,375 compared to $2,763,326 for the six-month period ended March 31, 2001.  The increase in revenues in the six-month period ended March 31, 2002, compared to the six-month period ended March 31, 2001, was primarily due to an increase in license fees and higher product sales.

License fee revenue increased to $2,299,629 in the six months ended March 31, 2002 from $2,048,367 in the six months ended March 31, 2001.  License fee revenue for the six months ended March 31, 2002 included the recognition in the period of approximately $1,931,000 in deferred license fee revenue from a license and marketing arrangement signed with Cytogen in August 2000.  The increase in deferred license fee revenue recognized under the Cytogen agreement is related to an increase in research and development expenses incurred in connection with this agreement during this period.  The license fee revenue associated with the Cytogen agreement can fluctuate from period to period with changes in effort expended towards project completion.

Royalties remained at $400,000 for both of the six-month periods ended March 31, 2002 and 2001 and reflects continued flat sales of the Company’s approved products, over the long term, by strategic marketing alliances.

Product sales for the six-month period ended March 31, 2002 were $849,746 compared to $314,959 for the six-month period ended March 31, 2001. This increase primarily relates to the placement of a large order by one of the Company’s marketing alliances during the six-month period ended March 31, 2002.  Product sales can fluctuate from period to period based on uneven demand for contrast agents by the Company’s marketing alliances.

Costs and Expenses

The cost of product sales for the six-month period ended March 31, 2002 was $182,445 compared to $71,889 for the six-month period ended March 31, 2001.  The cost of product sales for the six-month period ended March 31, 2002 was 22% of product sales compared with 23% for the six-month period ended March 31, 2001. The higher cost of sales on an absolute basis in fiscal 2002 is primarily due to the product mix of the sales, while the slight decrease in the percentage basis is the result of a decrease in GastroMARK sales in fiscal 2002, which have a higher cost of sales than Feridex I.V. sales.

Selling, general and administrative expenses increased to $955,970 for the six-month period ended March 31, 2002 from $877,456 for the same period in the prior fiscal year. The increase in expenditures for selling, general and administrative costs is primarily a result of market research activity concerning Code 7228 as an iron replacement therapeutic, partially offset by reduced legal expenses associated with a change of legal counsel during the third quarter of fiscal 2001.

Research and development expenses for the six-month period ended March 31, 2002 were $2,025,076 compared to $1,585,173 for the same period in fiscal 2001. This increase arises primarily from increased activity in pre-clinical trials associated with Code 7228.

The Company’s product candidate, Code 7228, is currently in Phase II clinical trials for use in iron replacement therapy and MRA.  The Company is also conducting pre-clinical testing to evaluate Code 7228 for MRI applications in oncology.  Through the end of fiscal 2000, the Company incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of Code 7228. Since the end of fiscal 2000 and through the six-month period ended March 31, 2002, the Company incurred aggregate external research and development expenses of approximately $1,200,000 related to pre-clinical activities and clinical trials in connection with Code 7228.  Internal research and development expenses incurred in connection with Code 7228 have primarily related to compensation of employees engaged in research and development activities, the manufacture of limited quantities of product needed to support research and development efforts and clinical trials, administrative expenses, facilities and allocations of corporate costs.  The estimated cost of the external efforts necessary to complete development of Code 7228 for all current applications, including costs related to ongoing and future pre-clinical and clinical trial activities, is currently estimated to range from approximately $10,000,000 to $15,000,000.  Phase III clinical trials for Code 7228 in iron replacement therapy and MRA are currently expected to begin in fiscal 2003 or fiscal 2004.

In June 2000, the Company received an approvable letter, subject to certain conditions, from the FDA for Combidex, the Company’s contrast agent to aid in the diagnosis of lymph node disease.  The Company is currently discussing the outstanding issues from the approvable letter with the FDA in an effort to bring Combidex to market.  The Company has incurred aggregate internal and external research and development expenses of approximately $13,500,000, through March 31, 2002, in connection with Combidex. The Company does not anticipate substantial additional pre-approval clinical trial expenses related to Combidex.

The foregoing discussion includes forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those currently anticipated depending on a variety of factors, as detailed elsewhere in the Company’s periodic filings with the Securities and Exchange Commission, including but not limited to its Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2001.  The Company cannot estimate the anticipated completion date of each of its major research and development projects or the period in which material net cash inflows from such projects are expected to commence as a result of these risks and uncertainties, including but not limited to those associated with clinical trails, the receipt of regulatory approval and third-party reimbursement policies and decisions, as detailed elsewhere in the Company’s periodic filings with the Securities and Exchange Commission, including but not limited to its Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2001.

Other Income and Expenses

Interest and dividend income was $119,559 in the six-month period ended March 31, 2002 compared to $425,878 for the six-month period ended March 31, 2001. The decrease is primarily attributable to the Company holding fewer interest bearing securities and the decrease in the rate of return on cash equivalent income during the six-month period ended March 31, 2002.

There were net gains on the sale of securities of $291,486 in the six-month period ended March 31, 2002 compared to net losses on the sale of securities of $639,252 in the six-month period ended March 31, 2001.

Interest, dividends and net gains (losses) on sales of securities consisted of the following:

	Six-Months Ended March 31,
	2002	2001

Interest income	$72,003	$406,238
Dividend income	47,556	19,640
Total	$119,559	$425,878

Net gains (losses) on sales of securities	$291,486	$(639,252)

Income Taxes

There were no income tax provisions for the six-month periods ended March 31, 2002 and 2001 because of sufficient net operating loss carry-forwards.

Earnings

For the reasons stated above, there was a net profit of $796,929 or $0.12 per share for the six months ended March 31, 2002 compared to a net profit of $15,434 or $0.00 per share for the six months ended March 31, 2001.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations primarily through cash generated from operations and investing activities and through corporate alliance agreements.

At March 31, 2002, the Company’s cash and cash equivalents totaled $11,118,791 compared to $11,741,861 at September 30, 2001.  In addition, the Company had marketable securities of $11,537,057 at March 31, 2002 compared to $10,912,382 on September 30, 2001.  The decrease in cash and cash equivalents is the result of net proceeds from investing activities, offset by a decrease in cash used in operating activities.  The corresponding increase in marketable securities primarily represents the increase in unrealized net gains and losses on the Company’s marketable securities.

Net cash used in operating activities was $2,072,700 in the six-month period ended March 31, 2002 compared to net cash used in operating activities of $1,767,157 in the six-month period ended March 31, 2001.  Cash received during the six months ended March 31, 2002 included $686,160 from customers, $390,733 from royalties and $119,559 from dividend and interest income.  Cash used in operating activities during the six months ended March 31, 2002 included $3,269,152 paid to suppliers and employees.

Cash provided by investing activities was $1,449,630 for the six-month period ended March 31, 2002 compared to $9,113,368 used in investing activities in the six-month period ended March 31, 2001.  The cash provided by investing activities during the six-month period ended March 31, 2002 consisted primarily of $4,498,464 from the sale of marketable securities, offset by $3,078,742 for the purchase of securities.  The proceeds in the six-month period ended March 31, 2001 included $8,463,069 from the sale of marketable securities and $4,000,000 from the maturing of a U.S. Treasury Note.  Offsetting those proceeds was the purchase of marketable securities of $21,539,724 during the same period.

There was no cash provided by financing activities during each of the six-month periods ended March 31, 2002 and 2001, but $207,873 in cash was used to purchase 72,500 shares of the Company’s common stock during the six-month period ended March 31, 2001.  In November 2000, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company’s common stock on the open market at prevailing market prices.

Capital expenditures during the six-month period ended March 31, 2002 were $18,092 compared to $36,713 in the six-month period ended March 31, 2001.  This decrease primarily reflects a continuing reduced level of expenditures on upgrades to existing property, plant and equipment.  Future expenditures are expected to continue at these levels.

The Company’s future capital requirements will depend on many factors, including, but not limited to: continued scientific progress in its research and development programs; the magnitude of its research and development programs; progress with and results of clinical trials for its therapeutic and diagnostic products; the magnitude of product sales; the time involved in obtaining regulatory approvals; third-party reimbursement policies and decisions; the costs involved in filing, prosecuting and enforcing patent claims; the competing technological and market developments; and the ability of the Company to establish additional development and marketing arrangements to provide funding for research and development and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company’s products.

The Company expects to incur continued research and development expenses and other costs, including costs related to clinical studies, in order to commercialize existing and additional products based upon its core superparamagnetic iron oxide particle technology. The Company may require additional funds to fund operations, complete new product development, conduct clinical trials and manufacture and market its products.  Management believes that funds for future needs can be generated from existing cash balances, cash generated from investing activities and cash generated from operations.  In addition, the Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements.  However, such funding may not be available on terms acceptable to the Company, if at all.

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

Non-refundable license fees paid pursuant to product development and collaboration agreements, in cases where project costs are estimable, are recognized on a percentage of completion basis as related costs are incurred.  Where the Company has employed the percentage of completion method for recording revenue associated with non-refundable license fees, the actual costs to complete can differ significantly from the estimated costs to complete.  These differences could be attributable to future results from clinical trials, discussions and correspondence with the FDA on the approval process for the

Company’s products, relationships with the Company’s marketing alliances or clinical trial partners or other factors.  Any of these factors, individually or in the aggregate, could cause future estimates to be materially revised, or estimates to be materially different from actual results, thereby materially affecting the associated revenue recognition of the non-refundable license fee.  In cases where there is an established contract period and project costs are not estimable, non-refundable license fees paid pursuant to product development and collaboration agreements are recognized on a straight-line basis over the term of the relevant agreement.

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary.  The Company employs a methodology in evaluating whether a decline in fair value below cost basis is other-than-temporary that considers available evidence regarding its marketable securities.  In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends, and; the Company’s intent and ability to hold the investment.  Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established.  Assessing the above factors involves inherent uncertainty.  Accordingly, write-downs, if recorded, could be materially different from the actual market performance of marketable securities in the Company’s portfolio, if, among other things, relevant information related to the Company’s marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment.

With any accounting policy that applies judgment and estimates, actual results could significantly differ from those estimates.

Derivative Financial Instruments

Beginning in the first quarter ended December 31, 2000, the Company adopted the provisions of FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”  The statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value.  SFAS 133 also required that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  There was no derivative trading activity during the quarter ended March 31, 2002, nor were any derivative instruments held at the end of the quarter ended March 31, 2002.  The Company had included the fair value of derivative instruments, principally a covered call option on an equity security, in marketable securities on the balance sheet of December 31, 2000.  The Company realized a $63,750 gain on the closing of this derivative contract in the quarter ended March 31, 2001.  The objective of the Company for issuing the written covered call option in the period ended December 31, 2000 was to generate additional income from the Company’s marketable securities portfolio.  The Company’s strategy for achieving this objective was to issue a covered call option that entailed minimal risk and afforded an opportunity for potential gain with respect to the Company’s marketable securities portfolio.

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

PART II.    OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

On February 5, 2002, the Company held its Annual Meeting of Stockholders.  At the meeting, the stockholders acted upon the election of directors.

Votes “FOR” represent affirmative votes and do not include abstentions or broker non-votes.  In cases where a signed proxy was submitted without designation, the shares represented by the proxy were voted “FOR” the proposal to elect directors in the manner described in the Proxy Statement delivered to the holders of shares of the Company’s common stock on the record date.  On the record date (December 11, 2001), 6,633,895 shares of the Company’s common stock were issued and outstanding.

Voting results were as follows:

Matter	For	Against	Withheld	Abstain

1. Election of Directors
Sheldon L. Bloch	6,292,045	N/A	15,369	N/A
Jerome Goldstein	6,292,045	N/A	15,369	N/A
Michael D. Loberg	6,292,045	N/A	15,369	N/A
Edward B. Roberts	6,292,045	N/A	15,369	N/A
George M. Whitesides	6,292,045	N/A	15,369	N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.

Date	May 13, 2002	By	/s/ Jerome Goldstein
Jerome Goldstein, President, Treasurer
and Chairman of the Board of Directors

Date	May 13, 2002	By	/s/ James A. Matheson
James A. Matheson, Vice President of Finance
and Principal Accounting Officer