Form 10-Q
period 2002-06-30
ADVANCED MAGNETICS INC
filed 2002-08-12
CIK 792977

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended June 30, 2002

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
(Zip Code)

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

At July 31, 2002, 6,642,892 shares of registrant’s common stock (par value, $.01) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

ADVANCED MAGNETICS, INC.

BALANCE SHEETS

JUNE 30, 2002 AND SEPTEMBER 30, 2001

(Unaudited)

ASSETS	June 30, 2002	September 30, 2001

Current assets:
Cash and cash equivalents	$9,253,536	$11,741,861
Marketable securities (Note B)	12,057,148	10,912,382
Accounts receivable	243,113	317,970
Inventories	91,842	87,421
Prepaid expenses	177,576	166,743
Total current assets	21,823,215	23,226,377

Property, plant and equipment:
Land	360,000	360,000
Building	4,617,996	4,654,047
Laboratory equipment	6,788,235	6,846,193
Furniture and fixtures	776,286	792,484
	12,542,517	12,652,724
Less-accumulated depreciation and amortization	(8,967,785)	(8,914,026)
Net property, plant and equipment	3,574,732	3,738,698

Other assets	547,639	483,592
Total assets	$25,945,586	$27,448,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$172,209	$163,942
Accrued expenses	370,020	382,122
Deferred revenues	3,751,216	3,945,925
Total current liabilities	4,293,445	4,491,989
Deferred revenues	8,404,226	11,444,384
Total liabilities	12,697,671	15,936,373

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 6,642,892 shares at June 30, 2002 and 6,633,895 shares at September 30, 2001	66,429	66,339
Additional paid-in capital	43,880,573	43,830,473
Retained earnings (deficit)	(31,268,356)	(31,939,731)
Accumulated other comprehensive income	569,269	(444,787)
Total stockholders’ equity	13,247,915	11,512,294

Total liabilities and stockholders’ equity	$25,945,586	$27,448,667

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED

JUNE 30, 2002 AND 2001

(Unaudited)

	Three-Month Period Ended June 30,		Nine-Month Period Ended June 30,
	2002	2001	2002	2001

Revenues:
License fees	$935,236	$1,143,902	$3,234,865	$3,192,269
Royalties	175,000	200,000	575,000	600,000
Product sales	26,400	127,002	876,146	441,961
Total revenues	1,136,636	1,470,904	4,686,011	4,234,230

Cost and expenses:
Cost of product sales	2,657	53,606	185,102	125,495
Research and development expenses	1,188,061	840,896	3,213,137	2,426,069
Selling, general and administrative expenses	406,069	380,365	1,362,039	1,257,821
Total costs and expenses	1,596,787	1,274,867	4,760,278	3,809,385

Operating income (loss)	(460,151)	196,037	(74,267)	424,845

Other income (expenses):
Other income	—	200,000	—	200,000
Interest and dividend income	54,029	145,539	173,588	571,417
Net gains and (losses) on sales of securities and derivative instruments	280,568	187,767	572,054	(451,485)
Total other income (expenses)	334,597	533,306	745,642	319,932

Income (loss) before provision for income taxes	(125,554)	729,343	671,375	744,777

Provision for income taxes	—	(25,362)	—	(25,362)
Net income (loss)	$(125,554)	$703,981	$671,375	$719,415

Income (loss) per share:
Basic	$(0.02)	$0.11	$0.10	$0.11
Diluted	$(0.02)	$0.11	$0.10	$0.11

Weighted average shares outstanding:
Basic	6,636,144	6,671,348	6,634,795	6,720,838
Diluted	6,636,144	6,706,546	6,687,208	6,735,486

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED

JUNE 30, 2002 AND 2001

(Unaudited)

	Three-Month Period Ended June 30,		Nine-Month Period Ended June 30,
	2002	2001	2002	2001

Net income (loss)	$(125,554)	$703,981	$671,375	$719,415

Other comprehensive income (loss):
Unrealized gains (losses) on securities	(458,287)	3,365,966	1,586,110	726,156
Reclassification adjustment for gains (losses) included in net income (loss)	(280,568)	(187,767)	(572,054)	451,485
Other comprehensive income (loss)	(738,855)	3,178,199	1,014,056	1,177,641
Comprehensive income (loss)	$(864,409)	$3,882,180	$1,685,431	$1,897,056

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED

JUNE 30, 2002 AND 2001

 (Unaudited)

	Nine-Month Periods Ended June 30,
	2002	2001
Cash flows from operating activities:
Cash received from customers	$1,151,781	$1,060,936
Cash paid to suppliers and employees	(4,718,555)	(4,447,526)
Dividends and interest received	173,588	338,379
Royalties received	481,303	553,954
Other income	—	200,000
Income taxes paid	—	(94,752)

Net cash (used in) operating activities	(2,911,883)	(2,389,009)

Cash flows from investing activities:
Proceeds from sales of marketable securities	5,033,884	12,304,829
Proceeds from U.S. Treasury Notes maturing	—	12,000,000
Purchase of marketable securities	(4,592,540)	(24,707,750)
Capital expenditures	(30,822)	(71,627)
(Increase) in other assets	(64,047)	(61,966)
Proceeds from sale of fixed assets	48,000	—

Net cash provided by (used in) investing activities	394,475	(536,514)

Cash flows from financing activities:
Proceeds from issuances of common stock	29,083	14,875
Purchase of treasury stock	—	(445,700)

Net cash provided by (used in) financing activities	29,083	(430,825)

Net increase (decrease) in cash and cash equivalents	(2,488,325)	(3,356,348)

Cash and cash equivalents at beginning of the period	11,741,861	16,120,738

Cash and cash equivalents at end of the period	$9,253,536	$12,764,390

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

RECONCILIATION OF NET INCOME (LOSS)

TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

FOR THE NINE-MONTH PERIODS ENDED

JUNE 30, 2002 AND 2001

 (Unaudited)

	Nine-Month Periods Ended June 30,
	2002	2001

Net income (loss)	$671,375	$719,415

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Non-cash expense associated with stock options	21,108	—
Accretion of U.S. Treasury Notes discount	—	(233,039)
Net realized (gains) losses on sales of marketable securities	(572,054)	451,485
Depreciation and amortization	150,435	361,748
(Gain) on disposal of fixed assets	(3,647)	—
Decrease (increase) in accounts receivable, net	74,857	316,335
Decrease (increase) in inventories	(4,421)	9,340
(Increase) decrease in prepaid expenses and other assets	(10,834)	(30,042)
(Decrease) increase in accounts payable and accrued expenses	(3,836)	(920,903)
(Decrease) increase in deferred revenues	(3,234,865)	(3,063,348)

Total adjustments	(3,583,258)	(3,108,424)

Net cash (used in) operating activities	$(2,911,883)	$(2,389,009)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

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

Basis of Presentation

These financial statements are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.  Certain amounts from the prior periods have been reclassified to conform to the current presentation.

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

B.            Marketable Securities

                The cost and market value of the Company’s marketable securities portfolio are as follows:

	June 30, 2002		September 30, 2001
	Cost	Fair Value	Cost	Fair Value

Common stock	$11,487,879	$12,057,148	$11,357,169	$10,912,382

                At June 30, 2002, approximately 46% of the Company’s marketable securities consisted of holdings in the common stock of four companies in the home-building industry, one of which was approximately 33% of the total market value of the Company’s marketable securities portfolio.

The Company employs a methodology in evaluating whether a decline in fair value of the marketable securities in its portfolio below cost basis is other than temporary that considers available evidence regarding such marketable securities.  In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends, and; the Company’s intent and ability to hold the investment.  In particular, certain of the Company’s holdings as of June 30, 2002 have suffered recent declines below their cost basis.  Currently, management believes that the decline in value of these individual securities is being driven primarily by overall market conditions rather than company specific events.  If, in the future, certain of the factors considered by the Company indicate that this decline is other than temporary, a write-down will be recorded and a new cost basis in the securities will be established. Assessing the above factors involves inherent uncertainty.  Accordingly, write-downs, if recorded, could be materially different from the actual market performance of marketable securities in the Company’s portfolio, if, among other things, relevant information related to the Company’s marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment. As of June 30, 2002, the cost and fair value of the securities currently being monitored by the Company for a market decline that is other than temporary is $3,245,368 and $1,668,520, respectively.

Since June 30, 2002 and through July 31, 2002, the fair market value of the Company’s marketable securities portfolio has decreased to $10,622,875 due to the overall unfavorable market conditions during the month of July 2002 and, to a minor extent, to activity in the portfolio during this period.

C.            Income Tax

                There was no income tax benefit for the three-month period ended June 30, 2002 as it is more likely than not, based on the Company’s history of losses, that deferred tax assets will not be realized.  There was no income tax provision for the nine-month period ended June 30, 2002 because of sufficient net operating loss carry-forwards. The income tax provision for each of the three and nine-month periods ended June 30, 2001 reflects a change in estimate of fiscal 2000 alternative minimum tax.

D.            Earnings (Loss) per Share

                The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below.  Aggregate options of 816,700 (weighted average exercise price of $6.14) were outstanding at June 30, 2002.  There were no common stock equivalents included in the earnings per share calculation for the three-month period ended June 30, 2002 because their inclusion would be anti-dilutive due to the net loss during the period.   A total of 373,500 options, with a weighted average exercise price of $3.15, have been included in the calculation of weighted average shares since they were in the money and resulted in 52,413 common stock equivalents for the nine-month period ended June 30, 2002, under the treasury stock method.  Aggregate options of 680,700 (weighted average exercise price of $6.61) were outstanding at June 30, 2001.  A total of 323,500 options, with a weighted average exercise price of $3.15, have been included in the calculation of weighted average shares since they were in the money and resulted in 35,198 common stock equivalents for the three-month period ended June 30, 2001 under the treasury stock method.  A total of 243,500 options, with a weighted average exercise price of $3.06, have been included in the calculation of weighted average shares since they were in the money and resulted in 14,648 common stock equivalents for the nine-month period ended June 30, 2001 under the treasury stock method.

	Three-Month Periods		Nine-Month Periods
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Weighted average number of shares outstanding-basic	6,636,144	6,671,348	6,634,795	6,720,838

Common stock equivalents	—	35,198	52,413	14,648

Weighted average number of shares outstanding-diluted	6,636,144	6,706,546	6,687,208	6,735,486

E.             Derivative Financial Instruments

                Beginning in the first quarter ended December 31, 2000, the Company adopted the provisions of FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”  The statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value.  SFAS 133 also required that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  There was no derivative trading activity during the quarter ended June 30, 2002, nor were any derivative instruments held at the end of the quarter ended June 30, 2002.  The Company had included the fair value of derivative instruments, principally a covered call option on an equity security, in marketable securities on the balance sheet of December 31, 2000.  The Company realized a $63,750 gain on the closing of this derivative contract in the quarter ended March 31, 2001.  The objective of the Company for issuing the written covered call option in the period ended December 31, 2000 was to generate additional income from the Company’s marketable securities portfolio.  The Company’s strategy for achieving this objective was to issue a covered call option that entailed minimal risk and afforded an opportunity for potential gain with respect to the Company’s marketable securities portfolio.

F.             Revenue from Cumulative Effect of Accounting Change

                During the quarters ended June 30, 2002 and 2001, the Company recognized $184,439 and $187,384, respectively, in revenue that was included in the cumulative effect adjustment from fiscal 2000.  During the nine months ended June 30, 2002 and 2001, the Company recognized $553,316 and $602,213, respectively, in revenue that was included in the cumulative effect adjustment from fiscal 2000.

Item 2 -  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that do not describe historical facts are forward-looking statements. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements. The factors that could cause actual results to differ materially from current expectations include the following: the timing of the Company’s recognition of deferred revenue which is affected by the performance of its obligations under its license agreements, the timing of product sales by the Company’s marketing partners, the ability of the Company’s marketing partners to successfully market Feridex I.V.® and GastroMARK®, the Company’s dependence on its corporate partners, uncertainties in the Company’s ability to achieve profitability, uncertainties relating to the clinical development process and the results of clinical trials for Code 7228 or any other of the Company’s future product candidates or product applications, uncertainties relating to the timing and outcome of the regulatory approval process with respect to Code 7228, Combidex® and any other of the Company’s future product candidates, the ability to satisfy the conditions specified for final approval of Combidex for imaging lymph nodes and to resolve the final labeling for Combidex with the FDA, the ability to successfully complete additional development efforts, uncertainties relating to patents and proprietary rights, uncertainties relating to third-party reimbursements, the ability of the Company to compete successfully in the future, the ability to continue to operate at commercial scale in compliance with FDA regulations and other applicable manufacturing requirements, the Company’s limited marketing and sales experience and the risks identified in the Company’s Securities and Exchange Commission filings, including but not limited to its Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2001. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. The Company disclaims any obligation to publicly update or revise any such statements to reflect any change in Company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements, except as specifically required by law.

Overview

                Since its inception in November 1981, Advanced Magnetics, Inc. (“Advanced Magnetics” or the “Company”) has focused its efforts on developing its core superparamagnetic iron oxide particle technology for various applications, including for use as therapeutic iron compounds for the treatment of chronic anemia and as contrast agents for utilization in magnetic resonance imaging (“MRI”). The Company has primarily funded its operations with cash from sales of the Company’s equity securities, license fees from corporate partners, royalties, sales of its products and income earned on invested cash. The Company’s success will depend, in part, on the Company’s ability to successfully develop, test, produce and market its products, obtain necessary governmental approvals in a timely manner, attract and retain key employees, and successfully respond to technological and other changes in the marketplace.

                The Company’s operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: the timing of revenues from corporate partners; the introduction of new products by the Company; regulatory approval of product candidates; the discovery of different applications for existing products and product candidates; the timing and size of orders from the Company’s customers; and the acceptance of the Company’s products by the medical community and in the marketplace. The Company’s current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and the Company may not achieve profitability or increase revenues in the future.  In addition, income may not correlate to cash flows in future periods, based on the significant amount of revenue recognized over time from up-front contractual payments.

                A substantial portion of the Company’s expenses consists of research and development expenses.  The Company may rely to a greater degree on contract research and development providers in the future and expects that research and development expenses will continue to be a significant portion of the Company’s total expenses.

Results of Operations for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001

Revenues

                Total revenues for the third fiscal quarter ended June 30, 2002 were $1,136,636 compared to $1,470,904 for the third fiscal quarter ended June 30, 2001.  The decrease in revenues in the third quarter of fiscal 2002, compared to the same period in fiscal 2001, was primarily due to decreases in license fees and product sales.

                License fee revenue decreased to $935,236 in the third fiscal quarter ended June 30, 2002 from $1,143,902 in the third fiscal quarter ended June 30, 2001.  License fee revenue for the three-month period ended June 30, 2002 included the recognition in the period of approximately $750,800 in deferred license fee revenue from a license and marketing arrangement signed with Cytogen Corporation (“Cytogen”) in August 2000, compared to $956,520 recognized in the three-month period ended June 30, 2001.  The decrease in deferred license fee revenue recognized under the Cytogen agreement is related to a proportionate decrease in research and development expenses incurred in connection with this agreement during this period.  The license fee revenue associated with the Cytogen agreement can fluctuate from quarter to quarter with changes in effort expended towards project completion.

                Royalties declined to $175,000 for the fiscal quarter ended June 30, 2002 from $200,000 for the fiscal quarter ended June 30, 2001, reflecting slightly lower sales of the Company’s approved products by strategic marketing partners.

                Product sales for the third fiscal quarter ended June 30, 2002 were $26,400 compared to $127,002 for the third fiscal quarter ended June 30, 2001.  Product sales can fluctuate from quarter to quarter due to the timing of product sales of contrast agents to the Company’s marketing partners.

Costs and Expenses

                The Company incurred costs of $2,657 for products sold in the third fiscal quarter ended June 30, 2002 compared to $53,606 for the third fiscal quarter ended June 30, 2001.  The cost of product sales for the three-month period ended June 30, 2002 was 10% of product sales compared with 42% for the three-month period ended June 30, 2001. The lower cost of sales on an absolute basis in the third fiscal quarter of 2002, compared with the same period in fiscal 2001, is primarily due to the decrease in product sales, while the decrease in the percentage basis is largely the result of a substantial portion of the product sales in the third quarter of fiscal 2002 being of Feridex I.V., which has a higher gross margin than GastroMARK, which made up a large portion of product sales in the same period in fiscal 2001.

                Selling, general and administrative expenses were $406,069 for the third fiscal quarter ended June 30, 2002 compared to $380,365 for the third fiscal quarter ended June 30, 2001.  The increased level of expenditures for selling, general and administrative expenses is largely the result of increased professional fees.

                Research and development expenses increased to $1,188,061 from $840,896 for the three-month period ended June 30, 2002 as compared to the same period in the prior fiscal year.  This increase arises primarily from increased activity in clinical trials associated with Code 7228 for use in iron replacement therapy and Magnetic Resonance Angiography (“MRA”).

                The Company’s product candidate, Code 7228, is currently in Phase II clinical trials for use in iron replacement therapy and MRA.  The Company is also conducting pre-clinical testing to evaluate Code 7228 for MRI applications in oncology.  Through the end of fiscal 2000, the Company incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of Code 7228.  Since the end of fiscal 2000 and through the quarter ended June 30, 2002, the Company incurred aggregate external research and development expenses of approximately $1,400,000 related to pre-clinical activities and clinical trials in connection with Code 7228.  Internal research and development expenses incurred in connection with Code 7228 have primarily related to compensation of employees engaged in research and development activities, the manufacture of limited quantities of product needed to support research and development efforts and clinical trials, facilities and expenses associated with obtaining regulatory approvals.  The estimated cost of the external efforts necessary to complete development of Code 7228 for all current applications, including costs related to ongoing and future pre-clinical and clinical trial activities, is currently estimated to range from approximately $10,000,000 to $15,000,000.  Phase III clinical trials for Code 7228 in iron replacement therapy and MRA are currently expected to begin in fiscal 2003 or fiscal 2004.

                In June 2000, the Company received an approvable letter, subject to certain conditions, from the U.S. Food and Drug Administration (the “FDA”) for Combidex, the Company’s contrast agent to aid in the diagnosis of lymph node disease.  The Company is currently discussing the outstanding issues from the approvable letter with the FDA in an effort to bring Combidex to market.  The Company has incurred aggregate internal and external research and development expenses of approximately $13,500,000, through June 30, 2002, in connection with Combidex. The Company does not anticipate substantial additional pre-approval clinical trial expenses related to Combidex.

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

Other Income and Expenses

                Interest and dividend income was $54,029 in the fiscal quarter ended June 30, 2002 compared to $145,539 for the fiscal quarter ended June 30, 2001.  The decrease is primarily attributable to the Company holding fewer interest bearing securities and lower interest rates on the Company’s cash equivalents, comprised of a money market account, during the quarter ended June 30, 2002.

                There were net gains on the sale of securities of $280,568 in the third fiscal quarter ended June 30, 2002 compared to net gains on the sale of securities of $187,767 in the third fiscal quarter ended June 30, 2001.

                Interest, dividends and net gains (losses) on sales of securities consisted of the following:

	Third Quarter Ended June 30,
	2002	2001

Interest income	$24,239	$133,551
Dividend income	29,790	11,988
Total	$54,029	$145,539

Net gains (losses) on sales of securities	$280,568	$187,767

Income Taxes

                There was no income tax benefit for the three-month period ended June 30, 2002 as it is more likely than not, based on the Company’s history of losses, that deferred tax assets will not be realized.  The income tax provision for the three-month period ended June 30, 2001 reflects a change in estimate of fiscal 2000 alternative minimum tax.

Earnings

                For the reasons stated above in the Sections entitled “Revenues,” “Costs and Expenses,” “Other Income and Expenses” and “Income Taxes,” there was a net loss of ($125,554) or ($0.02) per share for the quarter ended June 30, 2002 compared to a net profit of $703,981 or $0.11 per share for the quarter ended June 30, 2001.

Results of Operations for the Nine Months Ended June 30, 2002 as Compared to the Nine Months Ended June 30, 2001

Revenues

                Total revenues for the nine-month period ended June 30, 2002 were $4,686,011 compared to $4,234,230 for the nine -month period ended June 30, 2001.  The increase in revenues in the nine-month period ended June 30, 2002, compared to the nine-month period ended June 30, 2001, was primarily due to an increase in license fees and higher product sales.

                License fee revenue increased to $3,234,865 in the nine months ended June 30, 2002 from $3,192,269 in the nine months ended June 30, 2001.  License fee revenue for the nine months ended June 30, 2002 included the recognition in the period of approximately $2,681,000 in deferred license fee revenue from a license and marketing arrangement signed with Cytogen in August 2000, compared to $2,590,000 recognized in the nine-month period ended June 30, 2001.  The increase in deferred license fee revenue recognized under the Cytogen agreement is related to a proportionate increase in research and development expenses incurred in connection with this agreement during this period.  The license fee revenue associated with the Cytogen agreement can fluctuate from period to period with changes in effort expended towards project completion.

                Royalties decreased to $575,000 for the nine-month period ended June 30, 2002 from $600,000 for the nine-month period ended June 30, 2001, reflecting slightly lower sales of the Company’s approved products by strategic marketing partners.

                Product sales for the nine-month period ended June 30, 2002 were $876,146 compared to $441,961 for the nine-month period ended June 30, 2001.  This increase primarily relates to the placement of a large order by one of the Company’s marketing partners during the nine-month period ended June 30, 2002.  Product sales can fluctuate from period to period due to uneven demand for contrast agents by the Company’s marketing partners.

Costs and Expenses

                The cost of product sales for the nine-month period ended June 30, 2002 was $185,102 compared to $125,495 for the nine-month period ended June 30, 2001.  The cost of product sales for the nine-month period ended June 30, 2002 was 21% of product sales compared with 28% for the nine-month period ended June 30, 2001.  The higher cost of sales on an absolute basis in fiscal 2002 is primarily due to the increase in the product sales, while the decrease in the percentage basis is the result of an increase in sales of Feridex I.V. in fiscal 2002 over fiscal 2001, which has a lower cost of sales than GastroMARK.

                Selling, general and administrative expenses increased to $1,362,039 for the nine-month period ended June 30, 2002 from $1,257,821 for the same period in the prior fiscal year. The increase in expenditures for selling, general and administrative costs is primarily a result of market research activity concerning Code 7228 as an iron replacement therapeutic and increased professional fees.

                Research and development expenses for the nine-month period ended June 30, 2002 were $3,213,137 compared to $2,426,069 for the same period in fiscal 2001. This increase arises primarily from increased activity in pre-clinical and clinical trials associated with Code 7228.

                The Company’s product candidate, Code 7228, is currently in Phase II clinical trials for use in iron replacement therapy and MRA.  The Company is also conducting pre-clinical testing to evaluate Code 7228 for MRI applications in oncology.  Through the end of fiscal 2000, the Company incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of Code 7228. Since the end of fiscal 2000 and through the nine-month period ended June 30, 2002, the Company incurred aggregate external research and development expenses of approximately $1,400,000 related to pre-clinical activities and clinical trials in connection with Code 7228.  Internal research and development expenses incurred in connection with Code 7228 have primarily related to compensation of employees engaged in research and development activities, the manufacture of limited quantities of product needed to support research and development efforts and clinical trials, facilities and expenses associated with obtaining regulatory approvals.  The estimated cost of the external efforts necessary to complete development of Code 7228 for all current applications, including costs related to ongoing and future pre-clinical and clinical trial activities, is currently estimated to range from approximately $10,000,000 to $15,000,000.  Phase III clinical trials for Code 7228 in iron replacement therapy and MRA are currently expected to begin in fiscal 2003 or fiscal 2004.

                In June 2000, the Company received an approvable letter, subject to certain conditions, from the FDA for Combidex, the Company’s contrast agent to aid in the diagnosis of lymph node disease.  The Company is currently discussing the outstanding issues from the approvable letter with the FDA in an effort to bring Combidex to market.  The Company has incurred aggregate internal and external research and development expenses of approximately $13,500,000, through June 30, 2002, in connection with Combidex. The Company does not anticipate substantial additional pre-approval clinical trial expenses related to Combidex.

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

Other Income and Expenses

                Interest and dividend income was $173,588 in the nine-month period ended June 30, 2002 compared to $571,417 for the nine-month period ended June 30, 2001.  The decrease is primarily attributable to the Company holding fewer interest bearing securities and lower interest rates on the Company’s cash equivalents, comprised of a money market account, during the nine-month period ended June 30, 2002.

                There were net gains on the sale of securities of $572,054 in the nine-month period ended June 30, 2002 compared to net losses on the sale of securities of $451,484 in the nine-month period ended June 30, 2001.

                Interest, dividends and net gains (losses) on sales of securities consisted of the following:

	Nine Months Ended June 30,
	2002	2001

Interest income	$96,242	$539,789
Dividend income	77,346	31,628
Total	$173,588	$571,417

Net gains (losses) on sales of securities	$572,054	$(451,485)

Income Taxes

                There was no income tax provision for the nine-month period ended June 30, 2002 because of sufficient net operating loss carry-forwards. The income tax provision for the nine-month period ended June 30, 2001 reflects a change in estimate of fiscal 2000 alternative minimum tax.

Earnings

                For the reasons stated above in the Sections entitled “Revenues,” “Costs and Expenses,” “Other Income and Expenses” and “Income Taxes,” there was a net profit of $671,375 or $0.10 per share for the nine months ended June 30, 2002 compared to a net profit of $719,415 or $0.11 per share for the nine months ended June 30, 2001.

Liquidity and Capital Resources

                Since its inception, the Company has financed its operations primarily through cash generated from the sale of the Company’s equity securities, operations, investing activities and through corporate licensing agreements.

                At June 30, 2002, the Company’s cash and cash equivalents totaled $9,253,536 compared to $11,741,861 at September 30, 2001.  In addition, the Company had marketable securities of $12,057,148 at June 30, 2002 compared to $10,912,382 on September 30, 2001.  The decrease in cash and cash equivalents is the result of an increase in cash used in operating activities, partially offset by an increase in net proceeds from investing and financing activities.  The corresponding increase in marketable securities primarily represents the increase in unrealized net gains and losses on the Company’s marketable securities.  The Company employs a methodology in evaluating whether a decline in fair value of the marketable securities in its portfolio below cost basis is other than temporary that considers available evidence regarding such marketable securities.  In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends, and; the Company’s intent and ability to hold the investment.   In particular, certain of the Company’s holdings as of June 30, 2002 have suffered recent declines below their cost basis.  Currently, management believes that the decline in value of these individual securities is being driven primarily by overall market conditions rather than company specific events.  If, in the future, certain of the factors considered by the Company indicate that this decline is other than temporary, a write-down will be recorded and a new cost basis in the securities will be established.  Assessing these factors involves inherent uncertainty.  Accordingly, write-downs, if recorded, could be materially different from the actual market performance of marketable securities in the Company’s portfolio, if, among other things, relevant information related to the Company’s marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment. As of June 30, 2002, the cost and fair value of the securities currently being monitored by the Company for a market decline that is other than temporary is $3,245,368 and $1,668,520, respectively.  Since June 30, 2002 and through July 31, 2002, the fair market value of the Company’s marketable securities portfolio has decreased to $10,622,875 due to the overall unfavorable market conditions during the month of July 2002 and, to a minor extent, to activity in the portfolio during this period.

                Net cash used in operating activities was $2,911,883 in the nine-month period ended June 30, 2002 compared to net cash used in operating activities of $2,389,009 in the nine-month period ended June 30, 2001, reflecting principally the increased costs of pre-clinical and clinical trials.  Cash received during the nine-month period ended June 30, 2002 included $1,151,781 from customers, $481,303 from royalties and $173,588 from dividend and interest income.  Cash used in operating activities during the nine-month period ended June 30, 2002 included $4,718,555 paid to suppliers and employees.

                Cash provided by investing activities was $394,475 for the nine-month period ended June 30, 2002 compared to $536,514 used in investing activities in the nine-month period ended June 30, 2001.  The cash provided by investing activities during the nine-month period ended June 30, 2002 consisted primarily of $5,033,884 from the sale of marketable securities, offset by $4,592,540 for the purchase of securities.  The proceeds in the nine-month period ended June 30, 2001 included $12,304,829 from the sale of marketable securities and $12,000,000 from the maturing of a U.S. Treasury Note.  Offsetting those proceeds was the purchase of marketable securities of $24,707,750 during the same period.

                There was $29,083 cash provided by financing activities during the nine-month period ended June 30, 2002 and $14,875 cash provided by financing activities during the nine-month period ended June 30, 2001.  There was no cash used to purchase the Company’s common stock in the nine-month period ended June 30, 2002, but $445,700 was used to purchase 142,500 shares of the Company’s common stock during the nine-month period ended June 30, 2001.  In November 2000, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company’s common stock on the open market at prevailing market prices.

                Capital expenditures during the nine-month period ended June 30, 2002 were $30,822 compared to $71,627 in the nine-month period ended June 30, 2001.  This decrease primarily reflects a continuing reduced level of expenditures on upgrades to existing property, plant and equipment.  Future expenditures are expected to continue at these decreased levels.

                The Company’s future capital requirements will depend on many factors, including, but not limited to: continued scientific progress in its research and development programs; the magnitude of its research and development programs; progress with and results of clinical trials for its therapeutic and diagnostic products; the magnitude of product sales; the time involved in obtaining regulatory approvals; third-party reimbursement policies and decisions; costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to establish additional development and marketing arrangements to provide funding for its research and development activities and to assist the Company in conducting clinical trials and obtaining regulatory approvals for, and manufacturing and marketing certain of, the Company’s products and product candidates.

                The Company expects to incur continued research and development expenses and other costs, including costs related to clinical studies, in order to commercialize existing and additional products based upon its core superparamagnetic iron oxide particle technology. The Company may require additional capital to fund operations, complete new product development, conduct clinical trials and manufacture and market its products.  Management believes that funds for future needs can be generated from existing cash balances, cash generated from investing activities and cash generated from operations.  In addition, the Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements.  However, such funding may not be available on terms acceptable to the Company, if at all.

Critical Accounting Policies

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date for the financial statements and the reported amounts of revenue and expenses during the reported period.  In making theses estimates and assumptions, management employs critical accounting policies.  For the Company, these critical accounting policies are principally the policies of revenue recognition associated with license fees and policies to determine the existence of an other-than-temporary decline in the fair value of the Company’s marketable securities below cost basis.  There have been no material changes in the critical accounting policies set forth below since the second quarter of fiscal 2002.

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

                Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary.  The Company employs a methodology in evaluating whether a decline in fair value below cost basis is other than temporary that considers available evidence regarding its marketable securities.  In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends, and; the Company’s intent and ability to hold the investment.  Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established.  Assessing the above factors involves inherent uncertainty.  Accordingly, write-downs, if recorded, could be materially different from the actual market performance of marketable securities in the Company’s portfolio, if, among other things, relevant information related to the Company’s marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment.

                With any accounting policy that applies judgments and estimates, actual results could significantly differ from those estimates.

Derivative Financial Instruments

                Beginning in the first quarter ended December 31, 2000, the Company adopted the provisions of FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”  The statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value.  SFAS 133 also required that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  There was no derivative trading activity during the nine months ended June 30, 2002, nor were any derivative instruments held at the end of the quarter ended June 30, 2002.  The Company had included the fair value of derivative instruments, principally a covered call option on an equity security, in marketable securities on the balance sheet of December 31, 2000.  The Company realized a $63,750 gain on the closing of this derivative contract in the quarter ended March 31, 2001.  The objective of the Company for issuing the written covered call option in the period ended December 31, 2000 was to generate additional income from the Company’s marketable securities portfolio.  The Company’s strategy for achieving this objective was to issue a covered call option that entailed minimal risk and afforded an opportunity for potential gain with respect to the Company’s marketable securities portfolio.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

                At June 30, 2002, approximately 46% of the Company’s marketable securities consisted of holdings in the common stock of four companies in the home-building industry, one of which constituted approximately 33% of the total market value of the Company’s marketable securities portfolio.  In comparison, at September 30, 2001, over 40% of the Company’s marketable securities consisted of two publicly–traded stocks, one of which was the common stock of Cytogen Corporation, shares of which were received by the Company as a non-refundable up-front licensing fee as part of a license and marketing agreement entered into in the last quarter of fiscal 2000.

PART II.        OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number		Description

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2002.

                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.

Date	August 9, 2002	By	/s/ Jerome Goldstein
Jerome Goldstein, President, Chief Executive Officer, Treasurer and Chairman of the Board of Directors

Date	August 9, 2002	By	/s/ James A. Matheson
James A. Matheson, Vice President of Finance and Principal Accounting Officer