Form 10-Q
period 2002-12-31
ADVANCED MAGNETICS INC
filed 2003-02-12
CIK 792977

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended December 31, 2002
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from to

Commission File #0-14732

ADVANCED MAGNETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2742593 (I.R.S. Employer Identification No.)
61 Mooney Street, Cambridge, MA (Address of principal executive offices)	02138 (Zip Code)

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

At February 10, 2003, 6,659,142 shares of registrant's common stock (par value, $.01) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2002

PART I. FINANCIAL INFORMATION

Item 1—Financial Statements

ADVANCED MAGNETICS, INC.
BALANCE SHEETS
DECEMBER 31, 2002 AND SEPTEMBER 30, 2002
(Unaudited)

	December 31, 2002	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$6,734,687	$8,557,819
Marketable securities (Note B)	10,213,286	9,011,325
Accounts receivable	137,902	205,485
Inventories	161,912	132,672
Prepaid expenses	348,410	386,207

Total current assets	17,596,197	18,293,508
Property, plant and equipment:
Land	360,000	360,000
Building and improvements	4,620,556	4,617,996
Laboratory equipment	6,821,198	6,792,298
Furniture and fixtures	778,892	778,335

Total property, plant and equipment	12,580,646	12,548,629
Less-accumulated depreciation and amortization	(8,956,534)	(8,905,774)

Net property, plant and equipment	3,624,112	3,642,855
Other assets	547,639	547,639

Total assets	$21,767,948	$22,484,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$194,938	$80,603
Accrued expenses	392,844	383,440
Deferred revenues	3,377,755	3,595,561

Total current liabilities	3,965,537	4,059,604
Deferred revenues	6,585,021	7,774,131

Total liabilities	10,550,558	11,833,735
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 6,659,142 shares at December 31, 2002 and 6,644,642 shares at September 30, 2002	66,591	66,446
Additional paid-in capital	43,940,363	43,888,960
Accumulated deficit	(34,011,524)	(33,646,003)
Accumulated other comprehensive income	1,221,960	340,864

Total stockholders' equity	11,217,390	10,650,267

Total liabilities and stockholders' equity	$21,767,948	$22,484,002

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED
DECEMBER 31, 2002 AND 2001
(Unaudited)

	First Quarter Ended December 31,
	2002	2001
Revenues:
License fees	$1,406,915	$890,857
Royalties	148,879	200,000
Product sales	—	413,527

Total revenues	1,555,794	1,504,384
Cost and expenses:
Cost of product sales	—	72,011
Company-sponsored research and development expenses	932,142	827,885
Selling, general and administrative expenses	411,567	503,262

Total costs and expenses	1,343,709	1,403,158

Operating income	212,085	101,226
Other income (expenses):
Interest and dividend income	44,458	74,264
Net gains and (losses) on sales of securities	22,246	200,270
Write-down of marketable securities	(644,310)	—

Total other income (expenses)	(577,606)	274,534

Net income (loss)	$(365,521)	$375,760

Basic and diluted income (loss) per share	$(0.05)	$0.06

Weighted average shares outstanding:
Basic	6,652,580	6,632,245
Diluted	6,652,580	6,655,164

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS ENDED
DECEMBER 31, 2002 AND 2001
(Unaudited)

	First Quarter Ended December 31,
	2002	2001
Net income (loss)	$(365,521)	$375,760
Other comprehensive income:
Unrealized gains on securities	259,032	2,144,878
Reclassification adjustment for (gains) losses included in net income (loss)	622,064	(200,270)

Other comprehensive income	881,096	1,944,608

Comprehensive income	$515,575	$2,320,368

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED
DECEMBER 31, 2002 AND 2001
(Unaudited)

	First Quarter ended December 31,
	2002	2001
Cash flows from operating activities:
Cash received from customers	$58,780	$199,050
Cash paid to suppliers and employees	(1,155,839)	(1,432,908)
Dividends and interest received	44,458	74,264
Royalties received	158,510	203,179

Net cash used in operating activities	(894,091)	(956,415)
Cash flows from investing activities:
Proceeds from sales of marketable securities	348,496	2,483,573
Purchase of marketable securities	(1,291,425)	(1,260,424)
Capital expenditures	(32,017)	(554)
Proceeds from sale of property, plant and equipment	—	48,000

Net cash provided by (used in) investing activities	(974,946)	1,270,595
Cash flows from financing activities:
Proceeds from issuances of common stock	45,905	—
Purchase of treasury stock	—	(7,222)

Net cash provided by (used in) financing activities	45,905	(7,222)

Net increase (decrease) in cash and cash equivalents	(1,823,132)	306,958
Cash and cash equivalents at beginning of the period	8,557,819	11,741,861

Cash and cash equivalents at end of the period	$6,734,687	$12,048,819

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
RECONCILIATION OF NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
FOR THE QUARTERS ENDED
DECEMBER 31, 2002 AND 2001
(Unaudited)

	First Quarter ended December 31,
	2002	2001
Net income (loss)	$(365,521)	$375,760

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	50,760	50,145
(Gain) on disposal of fixed assets	—	(3,647)
Non-cash license fee revenue	(1,406,915)	(890,858)
Non-cash expense associated with stock options	5,642	9,961
Decrease (increase) in accounts receivable	67,583	(227,162)
(Increase) decrease in inventories	(29,240)	7,326
(Increase) decrease in prepaid expenses and other assets	37,797	32,007
(Decrease) increase in accounts payable and accrued expenses	123,739	(109,677)
Net realized (gains) losses on sales of marketable securities	(22,246)	(200,270)
Write-down of marketable securities	644,310	—

Total adjustments	(528,570)	(1,332,175)

Net cash used in operating activities	$(894,091)	$(956,415)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

A. Summary of Accounting Policies

  Business

        Founded in November 1981, Advanced Magnetics, Inc., a Delaware corporation, is a biopharmaceutical company engaged in the development and manufacture of compounds utilizing our proprietary colloidal superparamagnetic particle technology and polysaccharide technology. The products we develop are iron therapeutic compounds for the treatment of chronic anemia and diagnostic imaging agents for use in conjunction with magnetic resonance imaging, also known as MRI, to aid in the diagnosis of cancer and other diseases.

  Basis of Presentation

        These financial statements are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

B. Marketable Securities

        The cost and market value of our marketable securities portfolio are as follows:

	December 31, 2002		September 30, 2002
	Cost	Fair Value	Cost	Fair Value
Common Stock	$8,991,326	$10,213,286	$8,670,461	$9,011,325

        There were gross and net gains on the sale of securities of $22,246 in the first fiscal quarter ended December 31, 2002 compared to net gains on the sale of securities of $200,270 in the first fiscal quarter ended December 31, 2001. Offsetting the gain of $717,474 in the first fiscal quarter ended December 31, 2001, we recognized approximately $517,204 in losses.

        At December 31, 2002, approximately 40% of our marketable securities consisted of holdings in the common stock of three companies in the home-building industry, one of which was approximately 33% of the total market value of our marketable securities portfolio. Furthermore, at December 31, 2002 approximately 24% and 16% of our marketable securities portfolio consisted of holdings in the common stocks of companies in the insurance industry and the financial services industry, respectively.

        As of December 31, 2002, we determined that the decline in the carrying value of two securities in our marketable securities portfolio below their original basis was an other-than-temporary decline. Accordingly, we recorded a $644,310 write-down of such shares for the fiscal quarter ended December 31, 2002 and established a new cost basis for these securities on our balance sheet. In making this determination, we considered, among other factors, the duration of the period that, and extent to which, the fair value of these securities was less than their original cost basis, the financial health and business outlook of the companies that issued the securities, including industry and sector performance, and overall market conditions and trends.

        We employ a methodology in evaluating whether a decline in the fair value of the marketable securities in our portfolio below cost basis is other than temporary that considers available evidence regarding such marketable securities. In accordance with this methodology, we are presently monitoring a decline in the value of certain other marketable securities in our portfolio. Currently, we believe that this decline in value is being driven primarily by overall market conditions rather than company-specific events. If, in the future, we determine that this decline is other than temporary, a write-down will be recorded and a new cost basis in the securities will be established. At December 31, 2002, net unrealized holding gains were $1,221,960, consisting of gross unrealized holding gains of $1,728,437 and gross unrealized holding losses of $506,477.

C. Inventories

        Our inventories consisted entirely of raw materials of $137,902 at December 31, 2002 and $132,672 at September 30, 2002.

D. Income Tax

        There were no income tax provisions or benefits for the three-month periods ended December 31, 2002 and December 31, 2001 as we incurred a taxable loss in both periods. FAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty of the realizability of these assets, a full valuation allowance has been recorded as of December 31, 2002 and December 31, 2001.

E. Earnings (Loss) per Share

        We compute earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is the same as basic net loss per share since the effects of our potential common shares are anti-dilutive. Basic net profit per common share is computed by dividing net profit by the weighted average number of common shares outstanding during the period. Diluted net profit per common share is computed by dividing net profit by the sum of the weighted average number of common shares outstanding during the period and our potential common shares. Potential common shares consist of the common shares issuable upon the exercise of stock options.

        The weighted average common and common equivalent shares used in the computation of basic and diluted earnings per share is presented below. In the period ended December 31, 2002, a total of 867,347 options, with a weighted average exercise price of $5.82, have not been considered in the calculation of weighted average shares because their inclusion would be anti-dilutive given the net loss during the period. In the period ended December 31, 2001, a total of 253,500 options, with a weighted average exercise price of $3.06, have been considered in the calculation of weighted average shares since they were in the money and there was a net profit in the period. This resulted in 22,919 common stock equivalents for the period ended December 31, 2001.

	December 31
	2002	2001
Weighted average number of shares issued and outstanding—basic	6,652,580	6,632,245
Common stock equivalents	—	22,919

Weighted average number of shares issued and outstanding — diluted	6,652,580	6,655,164

F. Revenue from Cumulative Effect of Accounting Change

        During each of the quarters ended December 31, 2002 and 2001, we recognized $184,439, in revenue that was included in the cumulative effect adjustment from fiscal 2000.

G. Recently Issued Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantees," an interpretation of FASB Statement No. 5, "Accounting for Contingencies." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantees. This interpretation is effective on a prospective basis for guarantees issued or modified after December 31, 2002 and for financial statements of interim or annual periods ending after December 15, 2002. This interpretation did not have a material impact on our financial position or results of operations.

        In November 2002, FASB Emerging Issues Task Force reached consensus with respect to Issue 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses the accounting for multiple-element revenue arrangements. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This EITF is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. At the present time, this EITF is not expected to have a material impact on our financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that do not describe historical facts are forward-looking statements. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements. Such risks and uncertainties include the following: the timing of our recognition of deferred revenue which is affected by the performance of our obligations under our license agreements; the timing of product sales by our marketing partners; the ability of our marketing partners to successfully market Feridex I.V.® and GastroMARK®; our dependence on our corporate partners; our ability to enter into future strategic partnerships in connection with the development or marketing of our product candidates on acceptable terms, if at all; uncertainties relating to our ability to obtain future financing if necessary to satisfy our capital and operating requirements; our ability to satisfy the conditions specified for final approval of Combidex® for imaging lymph nodes and to resolve the final labeling for Combidex with the U.S. Food and Drug Administration; uncertainties relating to the clinical development process and the results of clinical trials for Code 7228 or any other of our future product candidates or product applications; uncertainties relating to the timing and outcome of the regulatory approval process with respect to Code 7228, Combidex and any other of our future product candidates; our ability to successfully complete additional development efforts; uncertainties relating to patents and proprietary rights; uncertainties relating to third-party reimbursements; our ability to compete successfully in the future; our ability to continue to operate at commercial scale in compliance with FDA regulations and other applicable manufacturing requirements; our limited marketing and sales experience; and the risks identified in our Securities and Exchange Commission filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

        Since our inception in November 1981, we have focused our efforts on developing our core superparamagnetic iron oxide particle technology for various applications, including for use as therapeutic iron compounds for the treatment of chronic anemia and as contrast agents for utilization in magnetic resonance imaging, also known as MRI. We have funded our operations primarily with cash from license fees from corporate partners, including proceeds from the sale of securities received from marketing partners, proceeds of financings, and income earned on invested cash. Our success will depend, in part, on our ability to obtain FDA approval of Combidex, to successfully develop Code 7228 as an iron replacement therapeutic and as a contrast agent for Magnetic Resonance Angiography, also known as MRA, to enter into strategic partnerships for the development and marketing of Code 7228 and any future product candidates, to maintain and scale-up our manufacturing capabilities, to retain key employees, and to successfully respond to technological and other changes in the marketplace.

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

        A substantial portion of our expenses consists of research and development expenses. We may rely to a greater degree on contract research and development providers in the future as the human clinical development of Code 7228 moves into Phase III studies and we expect that research and development expenses will continue to be a significant portion of our total expenses.

Results of Operations for the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001

Revenues

        Total revenues for the first fiscal quarter ended December 31, 2002 were $1,555,794 compared to $1,504,384 for the first fiscal quarter ended December 31, 2001. The increase in revenues in the first fiscal quarter ended December 31, 2002, compared to the first fiscal quarter ended December 31, 2001, was primarily due to an increase in license fee revenue of $516,057, offset by a decrease in product sales of $414,648.

        License fee revenue increased to $1,406,915 in the first fiscal quarter ended December 31, 2002 from $890,857 in the first fiscal quarter ended December 31, 2001. License fee revenue for the fiscal quarter ended December 31, 2002 included the recognition in the period of $1,222,476 in deferred license fee revenue from a license and marketing agreement signed with Cytogen Corporation in August 2000, compared to $706,419 recognized in the fiscal quarter ended December 31, 2001 in connection with this agreement. Pursuant to the Cytogen agreement, which covers Combidex for all indications and Code 7228 solely for oncology indications, we received up-front license fees which have been deferred and are being recognized over the development period and in proportion to the development costs incurred in connection with this agreement. While we believe that Code 7228 could be efficacious in the area of oncology, based upon the costs of clinical development and the anticipated additional revenue realizable from Code 7228 in oncology indications, we have chosen to focus our resources on the development of Code 7228 in the areas of iron replacement therapy and MRA. Based on this change in business strategy, we have adjusted our estimates of the amount and timing of product development costs related to the Cytogen agreement. This adjustment has resulted in a change in the ratio by which revenue is recognized relative to product costs incurred under this agreement due to the recognition of amounts over a shorter development period and in proportion to a lower cost base. The increase in deferred license fee revenue recognized in connection with the Cytogen agreement in the first fiscal quarter ended December 31, 2002 is related to this change in ratio, partially offset by a slight reduction in research and development expenses incurred during the period that were associated with this agreement. The license fee revenue associated with the Cytogen agreement can fluctuate from quarter to quarter due to changes in the effort expended towards project completion. We expect future expenses related to this agreement to decrease in the short term which may result in a decrease in our recognition of deferred revenue in the short term.

        Royalties decreased to $148,879 in the fiscal quarter ended December 31, 2002 from $200,000 in the fiscal quarter ended December 31, 2001, reflecting lower sales of our approved products by our strategic marketing partners. Our royalty revenues are entirely dependent on sales of our products by our marketing partners. Our product sales continue to remain at lower levels than we experienced in the months immediately following the initial product launches and we expect them to continue on a downward trend overall.

        There were no product sales of contrast agents in the first fiscal quarter ended December 31, 2002 compared with $413,527 in the first fiscal quarter ended December 31, 2001. This decrease is primarily due to the uneven demand for contrast agents by our marketing partners. As noted above, our product sales have been on a downward trend and we expect this to continue.

Costs and Expenses

        There was no cost associated with product sales during the fiscal quarter ended December 31, 2002 due to the absence of product sales during the period. We incurred costs of $72,011 for products sold in the fiscal quarter ended December 31, 2001 which constituted approximately 17% of product sales during the period.

        Selling, general and administrative expenses were $411,567 for the first fiscal quarter ended December 31, 2002 compared to $503,262 for the first fiscal quarter ended December 31, 2001. The decreased level of expenditures for selling, general and administrative expenses is largely the result of decreased professional fees. While selling, general and administrative expenses decreased in the fiscal quarter ended December 31, 2002, we expect these expenditures to increase in the near future and on a going forward basis due to anticipated higher professional fees associated with legal and accounting services related to complying with new legislative and regulatory initiatives.

        Company-sponsored research and development expenses increased to $932,142 from $827,885 for the first fiscal quarter ended December 31, 2002 as compared to the same period in the prior fiscal year. The increase in expenditures is primarily the result of an increase in company-sponsored external research and development programs and production expenses related to clinical trials for Code 7228 in iron replacement therapy and MRA. Company-sponsored research and development expenses include external expenses, such as costs of clinical trials, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of limited quantities of product needed to support research and development efforts and related costs of facilities. We expect company-sponsored research and development expenses to continue at current levels as clinical trials progress for Code 7228 in iron replacement therapy and in MRA.

        Our product candidate, Code 7228, is currently in Phase II clinical trials for use in iron replacement therapy and Phase II clinical trials for use in MRA. Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of Code 7228. In August 2000, we entered into a license and marketing agreement with Cytogen, which covers Combidex for all indications and Code 7228 solely for oncology indications. At the end of fiscal 2000, we adopted SEC Staff Accounting Bulletin No. 101 and determined to account for the revenue associated with the Cytogen agreement over the development period and in proportion to the development costs incurred in connection with this agreement. As a result, since the end of fiscal 2000, we have tracked our internal research and development expenses in relation to the Cytogen agreement and not by specific research and development project. Since the end of fiscal 2000 and through the quarter ended December 31, 2002, we incurred aggregate external research and development expenses of approximately $1,500,000 related to pre-clinical activities and clinical trials in connection with Code 7228. The estimated cost of the external efforts necessary to complete development of Code 7228 for all current applications, including costs related to ongoing and future clinical trial activities, is currently estimated to range from approximately $10,000,000 to $15,000,000. Phase III clinical trials for Code 7228 in iron replacement therapy and Phase III clinical studies for Code 7228 in MRA are currently expected to begin in fiscal 2003 or fiscal 2004. Based upon the anticipated additional product revenue potentially realizable from Code 7228 in oncology and costs associated with clinical trials and obtaining regulatory approval, we do not intend to pursue the development of Code 7228 in oncology.

        In June 2000, we received an approvable letter, subject to certain conditions, from the FDA for Combidex, our contrast agent to aid in the diagnosis of lymph node disease. We are currently discussing the outstanding issues from the approvable letter with the FDA in an effort to obtain marketing approval for Combidex. We incurred aggregate internal and external research and development expenses of approximately $13,500,000, through the end of fiscal 2000, in connection with the development of Combidex. We have not incurred any material additional external research and development expenses since fiscal 2000 related to Combidex. We have, however, incurred internal research and development costs related to our efforts to satisfy the conditions specified in the approvable letter from the FDA since fiscal 2000. We do not anticipate substantial additional pre-approval clinical trial expenses related to Combidex.

        The foregoing discussion includes forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those currently anticipated depending on a variety of factors, as detailed elsewhere in our periodic filings with the SEC, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Due to these risks and uncertainties, including, but not limited to, those risks and uncertainties associated with clinical trials, the receipt of regulatory approval and third-party reimbursement policies and decisions, we may not be able to complete our research and development projects or complete them in a timely fashion and, accordingly, we cannot estimate the anticipated completion date of each of our major research and development projects or the period in which material net cash inflows from such projects could be expected to commence.

Other Income and Expenses

        Interest and dividend income was $44,458 in the fiscal quarter ended December 31, 2002 compared to $74,264 for the fiscal quarter ended December 31, 2001. The decrease is primarily attributable to the decrease in interest rates on cash equivalent holdings during the quarter ended December 31, 2002.

        There were gross and net gains on the sale of securities of $22,246 in the first fiscal quarter ended December 31, 2002 compared to net gains on the sale of securities of $200,270 in the first fiscal quarter ended December 31, 2001. Offsetting the gain of $717,474 in the first fiscal quarter ended December 31, 2001, we recognized approximately $517,204 in losses.

        Interest, dividends and net gains (losses) on sales of securities consisted of the following:

	First Quarter Ended December 31,
	2002	2001
Interest income	$17,038	$49,248
Dividend income	27,420	25,016

Total	$44,458	$74,264

Net realized gains (losses) on sales of securities	$22,246	$200,270

        As of December 31, 2002, we determined that the decline in the carrying value of two securities below their original basis was an other-than-temporary decline. Accordingly, we recorded a write-down of securities of $644,310 for the fiscal quarter ended December 31, 2002 and established a new cost basis for these securities on our balance sheet. In making this determination, we considered, among other factors, the duration of the period that, and extent to which, the fair value of these securities was less than their original cost basis, the financial health and business outlook of the companies that issued the securities, including industry and sector performance, and overall market conditions and trends.

        We employ a methodology in evaluating whether a decline in the fair value of the marketable securities in our portfolio below cost basis is other than temporary that considers available evidence regarding such marketable securities. In accordance with this methodology, we are presently monitoring a decline in the value of certain other marketable securities in our portfolio. Currently, we believe that this decline in value is being driven primarily by overall market conditions rather than company-specific events. If, in the future, we determine that this decline is other than temporary, a write-down will be recorded and a new cost basis in the securities will be established. At December 31, 2002, net unrealized holding gains were $1,221,960, consisting of gross unrealized holding gains of $1,728,437 and gross unrealized holding losses of $506,477.

Income Taxes

        There were no income tax provisions or benefits for the three-month periods ended December 31, 2002 and December 31, 2001 as we incurred a taxable loss in both periods. FAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty of the realizability of these assets, a full valuation allowance has been recorded as of December 31, 2002 and December 31, 2001.

Earnings

        For the reasons stated above, there was a net loss of $(365,521) or (0.05) per share for the quarter ended December 31, 2002 compared to net income of $375,760 or $0.06 per share for the quarter ended December 31, 2001.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through cash generated from operations, investing activities and the sale of our equity securities, and through corporate partnership agreements and financings.

        At December 31, 2002, our cash and cash equivalents totaled $6,734,687 compared to $8,557,819 at September 30, 2002. In addition, we had marketable securities of $10,213,286 at December 31, 2002 compared to $9,011,325 at September 30, 2002. The decrease in cash and cash equivalents is primarily the result of our use of cash to purchase certain marketable securities and to fund operating activities. The corresponding increase in marketable securities represents such purchases and the increase in unrealized net gains and losses of our marketable securities.

        Over the last four quarters, net cash used in operating activities was approximately $4,000,000, and we believe that our cash and cash equivalents as of December 31, 2002, together with anticipated cash flow generated from operations, will be sufficient to cover our future operating cash flow needs for the next six quarters. Our long-term liquidity is, however, dependent both on our cash and cash equivalents and our marketable securities portfolio, as well as cash generated from operations and future strategic partnerships.

        The money market account we utilize for the maintenance of our cash and cash equivalents is a money market mutual fund that is not insured by the Federal Deposit Insurance Corporation. Any decline in value of this money market mutual fund would result in a substantial reduction in our total assets and cash available for daily operations. A portion of our working capital is invested in marketable securities pending its use in our operating activities, principally to pay research and development expenses. While our intent is to increase current returns while preserving capital pending its use in our business, our marketable securities portfolio is subject to certain equity market risks. A substantial decline in any of our holdings in particular, or in the industries in which these securities are concentrated, or in the market for domestic stocks generally, could cause a significant decrease in the value of our overall investment portfolio. Any such decline in the value of our marketable securities portfolio would cause a substantial reduction in our total assets which would decrease the cash available to support our operating and research and development expenses and could force us to seek alternative sources of financing.

        Net cash used in operating activities was $894,091 in the three-month period ended December 31, 2002 compared to net cash used in operating activities of $956,415 in the three-month period ended

December 31, 2001. Cash received during the quarter ended December 31, 2002 included $58,780 from customers, $158,510 from royalties and $44,458 from dividend and interest income. Cash used in operating activities included $1,155,839 paid to suppliers and employees. Cash used in operating activities decreased in the fiscal quarter ended December 31, 2002 principally due to a reduction in cash paid to suppliers as a result of a temporary build-up in accounts payable and accrued expenses during the period partially offset by a decrease in cash received from customers and royalties due to a reduction in product sales. We anticipate cash used in operating activities will continue at slightly higher levels for the near future since we expect to incur continued research and development expenses and other costs, including costs related to clinical studies, in order to commercialize products based upon our core superparamagnetic iron oxide particle technology, including Code 7228 as an iron replacement therapeutic and as an MRA contrast agent. Although we have entered into strategic relationships in the past which provided for non-refundable license fees and milestone payments while we were developing our products, we may not be able to secure similar arrangements in the future. Any failure to do so could force us to seek alternative sources of financing or to curtail our development activity.

        Cash used in investing activities was $974,946 for the three-month period ended December 31, 2002 compared with cash provided by investing activities in the three-month period ended December 31, 2001 of $1,270,595. Cash used in investing activities in the three-month period ended December 31, 2002 included the purchase of marketable securities of $1,291,425, partially offset by proceeds from the sale of marketable securities of $348,496.

        Cash provided by financing activities was $45,905 from the issuance of our common stock during the three-month period ended December 31, 2002. Cash used in financing activities was $7,222 from the purchase of shares of our common stock in the open market in the three-month period ended December 31, 2001. In November 2000, the Board of Directors authorized the purchase of up to 1,000,000 shares of our common stock at prevailing market prices. There was no cash used to purchase our common stock during the three-month period ended December 31, 2002.

        Capital expenditures in the three-month period ended December 31, 2002 were $32,017. Capital expenditures in the three-month period ended December 31, 2001 were $554, offset by proceeds from sales of capital equipment of $48,000, for a net receipt of $47,446. The capital expenditures in both periods related to the continuation of our efforts to upgrade laboratory, production and computer equipment. We have no current commitment for any significant expenditures on property, plant and equipment and we expect future expenditures to continue at low levels.

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

        The foregoing discussion includes forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those currently anticipated depending on a variety of factors including those discussed in our SEC filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Impact of Recently Issued Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantees," an interpretation of FASB Statement No. 5, "Accounting for Contingencies." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantees. This interpretation is effective on a prospective basis for guarantees issued or modified after December 31, 2002 and for financial statements of interim or annual periods ending after December 15, 2002. This interpretation did not have a material impact on our financial position or results of operations.

        In November 2002, FASB Emerging Issues Task Force reached consensus with respect to Issue 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses the accounting for multiple-element revenue arrangements. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This EITF is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. At the present time, this EITF is not expected to have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change to the information concerning our market-risk sensitive instruments as set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Item 4. Controls and Procedures

        (a)  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Vice President of Finance, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that, as of the Evaluation Date, our disclosure controls and procedures are operating in an effective manner and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Vice President of Finance, and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.

        (b)  Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any corrective actions taken with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  We did not file any current reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.
Date: February 12, 2003	By:	/s/ JEROME GOLDSTEIN Jerome Goldstein Chief Executive Officer, President, Treasurer and Chairman of the Board of Directors
Date: February 12, 2003	By:	/s/ JAMES A. MATHESON James A. Matheson Vice President of Finance and Principal Accounting Officer

CERTIFICATIONS

I, Jerome Goldstein, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Advanced Magnetics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	By:	/s/ JEROME GOLDSTEIN Jerome Goldstein Chairman of the Board of Directors President, Chief Executive Officer, and Treasurer

CERTIFICATIONS

I, James A. Matheson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Advanced Magnetics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	By:	/s/ JAMES A. MATHESON James A. Matheson Vice President of Finance

QuickLinks

PART I. FINANCIAL INFORMATION Item 1—Financial Statements
ADVANCED MAGNETICS, INC. BALANCE SHEETS DECEMBER 31, 2002 AND SEPTEMBER 30, 2002 (Unaudited)
ADVANCED MAGNETICS, INC. STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED DECEMBER 31, 2002 AND 2001 (Unaudited)
ADVANCED MAGNETICS, INC. STATEMENTS OF COMPREHENSIVE INCOME FOR THE QUARTERS ENDED DECEMBER 31, 2002 AND 2001 (Unaudited)
ADVANCED MAGNETICS, INC. STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED DECEMBER 31, 2002 AND 2001 (Unaudited)
ADVANCED MAGNETICS, INC. RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FOR THE QUARTERS ENDED DECEMBER 31, 2002 AND 2001 (Unaudited)
ADVANCED MAGNETICS, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS