Form 10-Q
period 2003-03-31
ADVANCED MAGNETICS INC
filed 2003-05-14
CIK 792977

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from to

Commission File #0-14732

ADVANCED MAGNETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2742593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61 Mooney Street, Cambridge, MA	02138
(Address of principal executive offices)	(Zip Code)

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

At May 8, 2003, 6,663,392 shares of registrant’s common stock (par value, $.01) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

ADVANCED MAGNETICS, INC.

BALANCE SHEETS

MARCH 31, 2003 AND SEPTEMBER 30, 2002

(Unaudited)

	March 31, 2003	September 30, 2002
ASSETS

Current assets:
Cash and cash equivalents	$9,747,726	$8,557,819
Marketable securities (Note B)	5,688,440	9,011,325
Accounts receivable	150,431	205,485
Inventories	162,972	132,672
Prepaid expenses	417,417	386,207
Total current assets	16,166,986	18,293,508

Property, plant and equipment:
Land	360,000	360,000
Building and improvements	4,628,295	4,617,996
Laboratory equipment	6,857,944	6,792,298
Furniture and fixtures	784,977	778,335
Total property, plant and equipment	12,631,216	12,548,629
Less-accumulated depreciation and amortization	(9,007,294)	(8,905,774)
Net property, plant and equipment	3,623,922	3,642,855

Other assets	547,639	547,639
Total assets	$20,338,547	$22,484,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$62,291	$80,603
Accrued expenses	832,050	383,440
Deferred revenues	2,183,755	3,595,561
Total current liabilities	3,078,096	4,059,604

Deferred revenues	6,993,204	7,774,131
Total liabilities	10,071,300	11,833,735

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 6,662,392 shares at March 31, 2003 and 6,644,642 shares at September 30, 2002	66,624	66,446
Additional paid-in capital	43,959,653	43,888,960
Accumulated deficit	(34,659,042)	(33,646,003)
Accumulated other comprehensive income	900,012	340,864
Total stockholders’ equity	10,267,247	10,650,267

Total liabilities and stockholders’ equity	$20,338,547	$22,484,002

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED

MARCH 31, 2003 AND 2002

(Unaudited)

	Three-Month Period Ended March 31,		Six-Month Period Ended March 31,
	2003	2002	2003	2002

Revenues:
License fees	$785,817	$1,408,772	$2,192,732	$2,299,629
Royalties	228,131	200,000	377,010	400,000
Product sales	—	436,220	—	849,747
Total revenues	1,013,948	2,044,992	2,569,742	3,549,376

Cost and expenses:
Cost of product sales	—	110,434	—	182,445
Research and development expenses	1,586,070	1,197,191	2,518,212	2,025,076
Selling, general and administrative expenses	448,078	452,708	859,645	955,970
Total costs and expenses	2,034,148	1,760,333	3,377,857	3,163,491

Operating income (loss)	(1,020,200)	284,658	(808,116)	385,884

Other income (expenses):
Interest and dividend income	35,092	45,295	79,550	119,559
Net gains on sales of securities	212,838	91,216	235,084	291,486
Write-down of marketable securities	—	—	(644,310)	—
Total other income (expenses)	247,930	136,511	(329,676)	411,045

Income (loss) before refund of income taxes	(772,270)	421,170	(1,137,791)	796,930
Refund of income taxes	(124,752)	—	(124,752)	—
Net income (loss)	$(647,518)	$421,170	$(1,013,039)	$796,930

Net income (loss) per share:
Basic	$(0.10)	$0.06	$(0.15)	$0.12
Diluted	$(0.10)	$0.06	$(0.15)	$0.12

Weighted average shares outstanding:
Basic	6,660,580	6,633,895	6,656,213	6,633,895
Diluted	6,660,580	6,700,691	6,656,213	6,680,016

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED

MARCH 31, 2003 AND 2002

(Unaudited)

	Three-Month Period Ended March 31,		Six-Month Period Ended March 31,
	2003	2002	2003	2002

Net income (loss)	$(647,518)	$421,169	$(1,013,039)	$796,929

Other comprehensive income (loss):
Unrealized gains (losses) on securities	(109,110)	(100,481)	149,923	2,044,397
Reclassification adjustment for (gains) losses included in net income (loss)	(212,838)	(91,216)	409,225	(291,486)
Other comprehensive income (loss)	(321,948)	(191,697)	559,148	1,752,911
Comprehensive income (loss)	$(969,466)	$229,472	$(453,891)	$2,549,840

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED

MARCH 31, 2003 AND 2002

(Unaudited)

	Six-Month Periods Ended March 31,
	2003	2002
Cash flows from operating activities:
Cash received from customers	$61,380	$686,160
Cash paid to suppliers and employees	(2,761,619)	(3,269,152)
Dividends and interest received	79,550	119,559
Royalties received	368,260	390,733

Net cash used in operating activities	(2,252,429)	(2,072,700)

Cash flows from investing activities:
Proceeds from sales of marketable securities	4,764,232	4,498,464
Purchase of marketable securities	(1,291,425)	(3,078,742)
Capital expenditures	(82,587)	(18,092)
Proceeds from sale of property, plant and equipment	—	48,000

Net cash provided by investing activities	3,390,220	1,449,630

Cash flows from financing activities:
Proceeds from issuances of common stock	52,116	—

Net cash provided by financing activities	52,116	—

Net increase (decrease) in cash and cash equivalents	1,189,907	(623,070)

Cash and cash equivalents at beginning of the period	8,557,819	11,741,861

Cash and cash equivalents at end of the period	$9,747,726	$11,118,791

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

RECONCILIATION OF NET INCOME (LOSS)

TO NET CASH USED IN OPERATING ACTIVITIES

FOR THE SIX-MONTH PERIODS ENDED

MARCH 31, 2003 AND 2002

(Unaudited)

	Six-Month Periods Ended March 31,
	2003	2002

Net income (loss)	$(1,013,039)	$796,929

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	101,520	100,291
(Gain) on disposal of fixed assets	—	(3,647)
Non-cash license fee revenue	(2,192,732)	(2,299,629)
Non-cash expense associated with stock options	18,754	17,042
Decrease (increase) in accounts receivable	55,054	(277,072)
(Increase) decrease in inventories	(30,300)	141
(Increase) decrease in prepaid expenses and other assets	(31,210)	(53,153)
(Decrease) increase in accounts payable and accrued expenses	430,298	(62,116)
Net realized gains on sales of marketable securities	(235,084)	(291,486)
Write-down of marketable securities	644,310	—

Total adjustments	(1,239,390)	(2,869,629)

Net cash used in operating activities	$(2,252,429)	$(2,072,700)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

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

We have several stock-based compensation plans.  We apply Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for qualifying options granted to our employees under our plans and apply Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees” (“SFAS 123”) for disclosure purposes only.  The SFAS 123 disclosures include pro forma net income and income per share as if the fair value-based method of accounting had been used.  Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

If compensation for employee options had been determined based on SFAS 123, our pro forma net income (loss) and pro forma net income (loss) per share for the three months ending March 31, 2003 and 2002 would have been as follows:

	2003	2002
Reported net income (loss)	$(647,518)	$421,169
Pro forma stock compensation expense	(72,732)	(67,917)

Pro forma net income (loss)	$(720,250)	$353,252
Reported basic and diluted net income (loss) per share	$(0.10)	$0.06
Pro forma basic and diluted net income (loss) per share	$(0.11)	$0.05

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.  SFAS 123 did not apply to awards prior to 1995.  Additional awards in future years are anticipated.

B.            Marketable Securities

The cost and market value of our marketable securities portfolio are as follows:

	March 31, 2003		September 30, 2002
	Cost	Fair Value	Cost	Fair Value

Common Stock	$4,788,428	$5,688,440	$8,670,461	$9,011,325

There were net gains on the sale of securities of $212,838 in the second fiscal quarter ended March 31, 2003 compared to net gains on the sale of securities of $91,216 in the second fiscal quarter ended March 31, 2002.  Offsetting the gain of $651,280 in the second fiscal quarter ended March 31, 2003, we recognized approximately $438,442 in losses.  The decline in the value of our marketable securities portfolio at March 31, 2003 as compared to September 30, 2002 is primarily the result of the sale of $4,529,148 and the write-down of $644,310 in marketable securities, partially off-set by the purchase of $1,291,425 in marketable securities during this six-month period.

At March 31, 2003, approximately 48% of our marketable securities consisted of holdings in the common stock of three companies in the home-building industry, one of which was approximately 40% of the total market value of our marketable securities portfolio.  Furthermore, at March 31, 2003 approximately 20% and 11% of our marketable securities portfolio consisted of holdings in the common stocks of companies in the insurance industry and the media industry, respectively.

We employ a methodology in evaluating whether a decline in the fair value of the marketable securities in our portfolio below cost basis is other than temporary that considers available evidence regarding such marketable securities.  In accordance with this methodology, we are presently monitoring a decline in the value of certain marketable securities in our portfolio.  Currently, we believe that this decline in value is being driven primarily by overall market conditions rather than company-specific events.  If, in the future, we determine that this decline is other than temporary, a write-down will be recorded and a new cost basis in the securities will be established.  At March 31, 2003, net unrealized holding gains were $900,012, consisting of gross unrealized holding gains of $1,254,513 and gross unrealized holding losses of $354,501.

C.            Inventories

Our inventories consisted entirely of raw materials of $150,431 at March 31, 2003 and $132,672 at September 30, 2002.

D.                                    Income Tax

There were no income tax provisions or benefits for the three-month periods ended March 31, 2003 and March 31, 2002, as we incurred a taxable loss in both periods.  Due to the uncertainty of the realizability of deferred tax assets, a full valuation allowance has been recorded as of March 31, 2003 and March 31, 2002 against these assets.  During the three-month period ended March 31, 2003, an income tax refund was recognized in the amount of $124,752.  This amount relates to a refund of the alternative minimum taxes paid during fiscal 2000.  We were eligible for this refund due to a change in tax law.

E.             Income (Loss) per Share

We compute income per share in accordance with SFAS No. 128, “Earnings per Share.”  Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period.  Diluted net loss per common share is the same as basic net loss per share since the effects of our common stock equivalents are anti-dilutive.  Common stock equivalents consist of the net common shares issuable upon the exercise of in the money stock options under the treasury stock method.  Basic net income per common share is computed by dividing net income by the weighted average number of common shares issued and outstanding during the period.  Diluted net income per common share is computed by dividing net income by the sum of the weighted average number of common shares issued and outstanding during the period and our common stock equivalents.

The weighted average number of shares issued and outstanding and common stock equivalents used in the computation of basic and diluted income per share is presented below.  In the three and six-month periods ended March 31, 2003, a total of 878,097 options, which constitute all of the outstanding options as of March 31, 2003, have not been considered in the calculation of weighted average shares because their inclusion would be anti-dilutive, given the net loss during the periods.  In the three and six-month periods ended March 31, 2002, a total of 373,500 options, with a weighted average exercise price of $3.15, have been considered in the calculation of weighted average shares since they were in the money and there was a net profit in the periods.  This resulted in 66,796 and 46,121 common stock equivalents for the three and six-month periods, respectively, under the treasury stock method.  In both the three and six-month periods ended March 31, 2002, 378,200 options, with a weighted average exercise price of $9.48, were not considered in the calculation of weighted average shares since they were out of the money.

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2003	2002	2003	2002

Weighted average number of shares issued and outstanding-basic	6,660,580	6,633,895	6,656,213	6,633,895

Common stock equivalents	—	66,796	—	46,121

Weighted average number of shares issued and outstanding-diluted	6,660,580	6,700,691	6,656,213	6,680,016

F.             Guarantor Arrangements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee.  FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued.  The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003.  The adoption of FIN No. 45 did not have a material effect on our financial statements.  As of March 31, 2003, we were not a guarantor of any third-party debt.  FIN No. 45 is applicable to contingent liabilities and indemnities as well as debt obligations.  The following is a summary of our agreements in effect as of March 31, 2003 that we have determined are within the scope of FIN No. 45.

As permitted under Delaware law, pursuant to our certificate of incorporation, by-laws and agreements with certain of our directors, we are obligated to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments we could be required to make under these indemnification obligations is not capped.  In our recent history, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations.  As a result, we believe the estimated fair value of these indemnification obligations is immaterial.

As is customary in the industry, the marketing and distribution agreements that we enter into in the ordinary course of our business in connection with the sale and distribution of our products contain indemnification provisions.  Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for all or a portion of the losses suffered or incurred by the indemnified party, generally our business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products.  The terms of these indemnification obligations vary.  The maximum potential amount of future payments we could be required to make under these indemnification obligations is not capped.  In our recent history, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations.  As a result, we believe the estimated fair value of these obligations is immaterial.

We enter into agreements with certain institutions and physicians in the ordinary course of our business in connection with the clinical development of our product candidates.  These agreements generally include standard indemnification provisions pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party against certain claims by third parties arising out of the clinical development activities performed by the indemnified party.  The maximum potential amount of future payments we could be required to make under these indemnification obligations is not capped, however, we have general and umbrella insurance policies that should enable us to recover a portion of any amounts paid.  In our recent history, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations.  As a result, we believe the estimated fair value of these obligations is immaterial.

Under FIN No. 45, the above indemnifications must be disclosed even if no liability had been established at March 31, 2003.

G.                                    Adoption of Employee Stock Purchase Plan

On February 4, 2003, the 2003 Employee Stock Purchase Plan was approved by our stockholders.  The Purchase Plan provides for the purchase of up to 100,000 shares of our common stock by eligible employees.  Under the terms of the Purchase Plan, eligible employees may purchase shares in five annual offerings through payroll deductions of up to a maximum of 10% of the employee’s earnings, at a price equal to the lower of 85% of the fair market value of the stock on the applicable annual offering commencement date of June 1 or termination date of May 31.  There has been no activity related to this Purchase Plan as of March 31, 2003.

H.                                    Revenue from Cumulative Effect of Accounting Change

During each of the quarters ended March 31, 2003 and 2002, we recognized $184,439 in revenue that was included in the cumulative effect adjustment from fiscal 2000.

I.                                         Recently Issued Accounting Pronouncements

In November 2002, the FASB Emerging Issues Task Force reached consensus with respect to Issue 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses the accounting for multiple-element revenue arrangements.  Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We expect to adopt EITF 00-21 prospectively in the fourth quarter of fiscal 2003 and do not, at the present time, expect EITF 00-21 to have a material impact on our financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that do not describe historical facts are forward-looking statements.  The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements.  Such risks and uncertainties include the following: the timing of our recognition of deferred revenue which is affected by the performance of our obligations under our license agreements; the timing of product sales by our marketing partners; the ability of our marketing partners to successfully market Feridex I.V.® and GastroMARK®; our dependence on our corporate partners; our dependence on outside contractors; our ability to enter into future strategic partnerships in connection with the development or marketing of our product candidates on acceptable terms, if at all; uncertainties relating to our ability to obtain future financing if necessary to satisfy our capital and operating requirements; our ability to satisfy the conditions specified for final approval of Combidex® for imaging lymph nodes and to resolve the final labeling for Combidex with the U.S. Food and Drug Administration; uncertainties relating to the clinical development process and the results of clinical trials for ferumoxytol (Code 7228); uncertainties relating to the timing and outcome of the regulatory approval process with respect to ferumoxytol (Code 7228) and Combidex; our ability to successfully complete additional development efforts; our ability to continue to operate at commercial scale in compliance with FDA regulations and other applicable manufacturing requirements; uncertainties relating to patents and proprietary rights; uncertainties relating to third-party reimbursements; our ability to compete successfully in the future; our limited marketing and sales experience; and the risks identified in our Securities and Exchange Commission filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Since our inception in November 1981, we have focused our efforts on developing our core superparamagnetic iron oxide particle technology for various applications, including for use as an iron replacement therapeutic for the treatment of chronic anemia and as contrast agents for utilization in magnetic resonance imaging, also known as MRI.  We have funded our operations primarily with cash from license fees from corporate partners, including proceeds from the sale of securities received from marketing partners, proceeds of financings, and income earned on invested cash.  Our success will depend, in part, on our ability to obtain FDA approval of Combidex, to successfully develop ferumoxytol (Code 7228) as an iron therapeutic and also as a contrast agent for Magnetic Resonance Angiography, also known as MRA, to enter into strategic partnerships for the development and marketing of ferumoxytol (Code 7228), to maintain and scale-up our manufacturing capabilities, to retain key employees, and to successfully respond to technological and other changes in the marketplace.

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

A substantial portion of our expenses consists of research and development expenses.  We may rely to a greater degree on contract research and development providers in the future as the human clinical development of ferumoxytol (Code 7228) moves into Phase III studies and we expect that research and development expenses will continue to be a significant portion of our total expenses.

Results of Operations for the Quarter Ended March 31, 2003 as Compared to the Quarter Ended March 31, 2002

Revenues

Total revenues for the second fiscal quarter ended March 31, 2003 were $1,013,948 compared to $2,044,992 for the second fiscal quarter ended March 31, 2002.  The decrease in revenues in the second fiscal quarter ended March 31, 2003, compared to the second fiscal quarter ended March 31, 2002, was primarily due to a decrease in license fee revenue of $622,955 and a decrease in product sales of $436,220.

License fee revenue decreased to $785,817 in the second fiscal quarter ended March 31, 2003 from $1,408,772 in the second fiscal quarter ended March 31, 2002.  License fee revenue for the fiscal quarter ended March 31, 2003 included the recognition in the period of $601,378 in deferred license fee revenue from a license and marketing agreement signed with Cytogen Corporation in August 2000, compared to $1,224,333 recognized in the fiscal quarter ended March 31, 2002 in connection with this agreement.  License fees associated with the Cytogen agreement are being recognized over the development period based on costs incurred and expected remaining expenditures related to this agreement.  During the quarter, we incurred lower research and development expenses related to the Cytogen agreement as compared with the same period last fiscal year primarily due to our decision to focus our resources on the development of ferumoxytol (Code 7228) in areas other than those subject to this agreement.  These lower costs had the effect of reducing the amount of license fee revenue recognized during the quarter.  This reduction was partially offset by our lowering of our estimates of the total expected development costs to be incurred and our shortening of the expected development period related to this agreement based on our change in business strategy with respect to the development of ferumoxytol (Code 7228) described above.  We expect future expenses related to this agreement to generally remain at current levels through project completion.

Royalties increased to $228,131 in the fiscal quarter ended March 31, 2003 from $200,000 in the fiscal quarter ended March 31, 2002, reflecting higher sales of our approved products by our strategic marketing partners.  Our royalty revenues are entirely dependent on sales of our products by our marketing partners.  While royalty payments by our marketing partners increased during the quarter, they can fluctuate from quarter to quarter based on uneven demand for our products by end users.

There were no product sales to our marketing partners in the second fiscal quarter ended March 31, 2003 compared with $436,220 in the second fiscal quarter ended March 31, 2002.  This decrease is a result of the fluctuation of our product sales to our marketing partners from quarter to quarter based on uneven demand and the batch size in which our products are manufactured and shipped.  Product sales continue to remain at lower levels than we experienced in the months immediately following the initial product launches and have been on a downward trend that we expect to continue overall.

Costs and Expenses

There was no cost associated with product sales during the second quarter ended March 31, 2003 due to the absence of product sales during the period.  We incurred costs of $110,434 for products sold in the fiscal quarter ended March 31, 2002 which constituted approximately 25% of product sales during the period.

Selling, general and administrative expenses were $448,078 for the second fiscal quarter ended March 31, 2003 compared to $452,708 for the second fiscal quarter ended March 31, 2002.  We expect selling, general and administrative expenses to remain at current levels on a going forward basis.

Research and development expenses increased to $1,586,070 for the second fiscal quarter ended March 31, 2003 as compared to $1,197,191 for the same period in the prior fiscal year.  The increase in expenditures is primarily the result of an increase in external research and development programs and production expenses related to clinical trials for ferumoxytol (Code 7228) in iron replacement therapy and MRA.  Research and development expenses include external expenses, such as costs of clinical trials, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of limited quantities of product needed to support research and development efforts and related costs of facilities.  We expect research and development expenses to continue at slightly lower levels in the short term as Phase II clinical trials progress for ferumoxytol (Code 7228) in MRA and Phase II clinical trials enter into later stages for ferumoxytol (Code 7228) in iron replacement therapy.

Our product candidate, ferumoxytol (Code 7228), is currently in Phase II clinical trials for use in iron replacement therapy and Phase II clinical trials for use in MRA.  Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of ferumoxytol (Code 7228).  In August 2000, we entered into a license and marketing agreement with Cytogen, which covers Combidex for all indications and ferumoxytol (Code 7228) solely for oncology indications.  At the end of fiscal 2000, we adopted SEC Staff Accounting Bulletin No. 101 and determined to account for the revenue associated with the Cytogen agreement over the development period based on costs incurred and expected remaining expenditures related to this agreement.  As a result, since the end of fiscal 2000, we have tracked our internal research and development expenses in relation to the Cytogen agreement and not by specific research and development project.  Since the end of fiscal 2000 and through the quarter ended March 31, 2003, we incurred aggregate external research and development expenses of approximately $2,300,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol (Code 7228).  The estimated cost of the external efforts necessary to complete development of ferumoxytol (Code 7228) for all current applications, including costs related to ongoing and future clinical trial activities, is currently estimated to range from approximately $10,000,000 to $15,000,000.  Phase III clinical trials for ferumoxytol (Code 7228) in iron replacement therapy and Phase III clinical studies for ferumoxytol (Code 7228) in MRA are currently expected to begin in fiscal 2004.  Based upon a change in business strategy, we do not intend to pursue the development of ferumoxytol (Code 7228) in oncology.

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

The foregoing discussion includes forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those currently anticipated depending on a variety of factors, as detailed elsewhere in our periodic filings with the SEC, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.  Due to these risks and uncertainties, including, but not limited to, those risks and uncertainties associated with clinical trials, the receipt of regulatory approval and third-party reimbursement policies and decisions, we may not be able to complete our research and development projects or to complete them in a timely fashion and, accordingly, we cannot estimate the anticipated completion date of each of our major research and development projects or the period in which material net cash inflows from such projects could be expected to commence.

Other Income and Expenses

Interest and dividend income was $35,092 in the fiscal quarter ended March 31, 2003 compared to $44,458 for the fiscal quarter ended March 31, 2002.  The decrease is primarily attributable to the decrease in interest rates on cash equivalent holdings during the quarter ended March 31, 2003.

There were net gains on the sale of securities of $212,838 in the second fiscal quarter ended March 31, 2003 compared to net gains on the sale of securities of $91,216 in the second fiscal quarter ended March 31, 2002.  Offsetting the gain of $651,280 in the second fiscal quarter ended March 31, 2003, we recognized approximately $438,442 in losses.  Offsetting the gain of $353,504 in the second fiscal quarter ended March 31, 2002, we recognized approximately $262,588 in losses.

Interest, dividends and net gains on sales of securities consisted of the following:

	Second Quarter Ended March 31,
	2003	2002

Interest income	$6,572	$22,755
Dividend income	28,520	22,540
Total	$35,092	$45,295

Net realized gains on sales of securities	$212,838	$91,216

We employ a methodology in evaluating whether a decline in the fair value of the marketable securities in our portfolio below cost basis is other than temporary that considers available evidence regarding such marketable securities.  In accordance with this methodology, we are presently monitoring a decline in the value of certain marketable securities in our portfolio.  Currently, we believe that this decline in value is being driven primarily by overall market conditions rather than company-specific events.  If, in the future, we determine that this decline is other than temporary, a write-down will be recorded and a new cost basis in the securities will be established.  At March 31, 2003, net unrealized holding gains were $900,012, consisting of gross unrealized holding gains of $1,254,513 and gross unrealized holding losses of $354,501.

Income Taxes

There were no income tax provisions or benefits for the three-month periods ended March 31, 2003 and March 31, 2002, as we incurred a taxable loss in both periods.  Due to the uncertainty of the realizability of deferred tax assets, a full valuation allowance has been recorded as of March 31, 2003 and March 31, 2002 against these assets.  During the three-month period ended March 31, 2003, an income tax refund was recognized in the amount of $124,752.  This amount relates to a refund of the alternative minimum taxes paid during fiscal 2000.  We were eligible for this refund due to a change in tax law.

Earnings

For the reasons stated above, there was a net loss of $(647,518) or $(0.10) per share for the quarter ended March 31, 2003 compared to net income of $421,170 or $0.06 per share for the quarter ended March 31, 2002.

Results of Operations for the Six Months Ended March 31, 2003 as Compared to the Six Months Ended March 31, 2002

Revenues

Total revenues for the six-month period ended March 31, 2003 were $2,569,742 compared to $3,549,376 for the six-month period ended March 31, 2002.  The decrease in revenues was primarily due to a decrease in product sales of $859,645.

License fee revenue decreased to $2,192,732 in the six months ended March 31, 2003 from $2,299,629 in the six months ended March 31, 2002.  License fee revenue for the six months ended March 31, 2003 included the recognition in the period of $1,823,854 in deferred license fee revenue from a license and marketing arrangement signed with Cytogen Corporation in August 2000, as compared to recognition of $1,930,752 in deferred license fee revenue for the six months ended March 31, 2002.  License fees associated with the Cytogen agreement are being recognized over the development period based on costs incurred and expected remaining expenditures related to the agreement.  During the period, we incurred lower research and development expenses related to the Cytogen agreement as compared with the same period last fiscal year primarily due to our decision to focus our resources on the development of ferumoxytol (Code 7228) in areas other than those subject to this agreement.  These lower costs had the effect of reducing the amount of license fee revenue recognized during the period.  This reduction was partially offset by our lowering of our estimates of the total expected development costs to be incurred and our shortening of the expected development period related to this agreement based on our change in business strategy with respect to the development of ferumoxytol (Code 7228) described above.

Royalties were $377,010 for the six-month period ended March 31, 2003 compared with royalties of $400,000 for the six-month period ended March 31, 2002 reflecting a slight decrease in sales of our approved products by our marketing partners during the period.

There were no product sales for the six-month period ended March 31, 2003 compared to $849,747 for the six-month period ended March 31, 2002.  This decrease is a result of the fluctuation of our product sales to our marketing partners from period to period based on uneven demand and the batch size in which our products are manufactured and shipped.

Costs and Expenses

There were no costs associated with product sales during the six-month period ended March 31, 2003 compared to $182,445 for the six-month period ended March 31, 2002 due to the absence of product sales during the period.  The cost of product sales for the six-month period ended March 31, 2002 was 22% of product sales.

Selling, general and administrative expenses decreased to $859,645 for the six-month period ended March 31, 2003 from $955,970 for the same period in the prior fiscal year.  The decrease in expenditures for selling, general and administrative costs is primarily a result of market research activity during the six-month period ended March 31, 2002 that did not recur during the six-month period ended March 31, 2003.

Research and development expenses for the six-month period ended March 31, 2003 were $2,518,212 compared to $2,025,076 for the same period in fiscal 2002.  This increase arises primarily from increased activity in clinical trials associated with ferumoxytol (Code 7228) as an iron replacement therapeutic and in MRA during the six-month period ended March 31, 2003.

Other Income and Expenses

Interest and dividend income was $79,550 in the six-month period ended March 31, 2003 compared to $119,559 for the six-month period ended March 31, 2002.  The decrease is primarily attributable to a reduction in our holdings of interest bearing securities and the decrease in the interest rates on cash equivalent holdings during the six-month period ended March 31, 2003.

There were net gains on the sale of securities of $235,084 in the six-month period ended March 31, 2003 compared to net gains on the sale of securities of $291,486 in the six-month period ended March 31, 2002.  Offsetting the gain of $673,526 in the six-month period ended March 31, 2003, we recognized approximately $438,442 in losses. Offsetting the gain of $1,070,978 in the six-month period ended March 31, 2002, we recognized approximately $779,492 in losses.

Interest, dividends and net gains on sales of securities consisted of the following:

	Six-Months Ended March 31,
	2003	2002

Interest income	$23,610	$72,003
Dividend income	55,940	47,556
Total	$79,550	$119,559

Net realized gains on sales of securities	$235,084	$291,486

As of December 31, 2002, we determined that the decline in the carrying value of two securities below their original basis was an other-than-temporary decline.  Accordingly, we recorded a write-down of securities of $644,310 on that date and established a new cost basis for these securities on our balance sheet.  In making this determination, we considered, among other factors, the duration of the period that, and extent to which, the fair value of these securities was less than their original cost basis, the financial health and business outlook of the companies that issued the securities, including industry and sector performance, and overall market conditions and trends.

Income Taxes

There were no income tax provisions or benefits for the six-month periods ended March 31, 2003 and March 31, 2002, as we incurred a taxable loss in both periods.  Due to the uncertainty of the realizability of deferred tax assets, a full valuation allowance has been recorded as of March 31, 2003 and March 31, 2002 against these assets.  During the six-month period ended March 31, 2003, an income tax refund was recognized in the amount of $124,752.  This amount relates to a refund of the alternative minimum taxes paid during fiscal 2000.  We were eligible for this refund due to a change in tax law.

Earnings

For the reasons stated above, there was a net loss of $(1,013,039) or $(0.15) per share for the six months ended March 31, 2003 compared to a net profit of $796,929 or $0.12 per share for the six months ended March 31, 2002.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash generated from operations, investing activities and the sale of our equity securities, and through corporate partnership agreements and financings.

At March 31, 2003, our cash and cash equivalents totaled $9,747,726 compared to $8,557,819 at September 30, 2002.  In addition, we had marketable securities of $5,688,440 at March 31, 2003 compared to $9,011,325 at September 30, 2002.  The increase in cash and cash equivalents is primarily the result of our sale of marketable securities, partially offset by use of cash to purchase certain marketable securities and to fund operating activities.  The corresponding decrease in marketable securities represents such sales, partially offset by an increase in unrealized net gains of our marketable securities.

Over the last four quarters, net cash used in operating activities was approximately $4,300,000, and we believe that our cash and cash equivalents as of March 31, 2003, together with anticipated cash flow generated from operations, will be sufficient to cover our future operating cash flow needs for the next six quarters.  Our long-term liquidity is, however, dependent both on our cash and cash equivalents and our marketable securities portfolio, as well as cash generated from operations and possible future strategic partnerships or other financing alternatives.

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

Net cash used in operating activities was $2,252,429 in the six-month period ended March 31, 2003 compared to net cash used in operating activities of $2,072,700 in the six-month period ended March 31, 2002.  Cash received during the six-month period ended March 31, 2003 included $61,380 from customers, $368,260 from royalties and $79,550 from dividend and interest income.  Cash used in operating activities during the six-month period ended March 31, 2003 included $2,761,619 paid to suppliers and employees.  Cash used in operating activities increased in the six-month period ended March 31, 2003, principally due to a reduction in cash received from customers as a result of the decline in product sales and a reduction in interest income received due to the decrease in interest rates on cash equivalent holdings.  This reduction in the receipt of cash was partially offset by a reduction in cash paid to suppliers and employees as a result of the completion of pre-clinical studies.  We anticipate cash used in operating activities will increase slightly in the near future based on the payment of existing liabilities related to our research and development expenses.

We expect to incur continued research and development expenses, including costs related to clinical studies, and other costs, in order to commercialize products based on our core superparamagnetic iron oxide particle technology, including ferumoxytol (Code 7228) as an iron replacement therapeutic and as an MRA contrast agent.  Although we have entered into strategic relationships in the past which provided for non-refundable license fees and milestone payments while we were developing our products, we may choose not to do so or may not be able to secure similar arrangements in the future.  Any failure to do so could force us to seek alternative sources of financing or to curtail our development activity.

Cash provided by investing activities was $3,390,220 for the six-month period ended March 31, 2003 compared with cash provided by investing activities in the six-month period ended March 31, 2002 of $1,449,630.  Cash provided by investing activities in the six-month period ended March 31, 2003 included the sale of marketable securities of $4,764,232, partially offset by cash used for the purchase of marketable securities of $1,291,425.

Cash provided by financing activities was $52,116 from the issuance of our common stock during the six-month period ended March 31, 2003.  There was no cash used in financing activities during the six-month period ended March 31, 2003.  There was no cash provided by or used in financing activities during the six-month period ended March 31, 2002.

Capital expenditures in the six-month period ended March 31, 2003 were $82,587.  Capital expenditures in the six-month period ended March 31, 2002 were $18,092, offset by proceeds from sales of capital equipment of $48,000, for a net receipt of $29,908.  The capital expenditures in both periods related to the continuation of our efforts to upgrade laboratory, production and computer equipment.  We have no current commitment for any significant expenditures on property, plant and equipment and we expect future expenditures to continue at low levels.

We currently have no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities reflected on our balance sheet.  Our future commitments are as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$32,565	$22,363	$10,202	—	—

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

Although we believe that funds for our short-term needs can be generated from existing cash balances and cash generated from investing activities, future strategic partnerships, if any, and operations, if we are unable to fund our future needs based on our current business plan, we will consider, from time to time, various financing alternatives and may seek to raise additional capital through equity or debt financing, which may not be available on terms acceptable to us, if at all.

In the course of operating our business, we have entered into a number of indemnification arrangements under which we may be required to make payments to or on behalf of certain third parties including our directors and officers.  For further discussion of how this may affect our business, please refer to Note F to the Financial Statements.

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

Impact of Recently Issued Accounting Pronouncements

In November 2002, the FASB Emerging Issues Task Force reached consensus with respect to Issue 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses the accounting for multiple-element revenue arrangements.  Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We expect to adopt EITF 00-21 prospectively in the fourth quarter of fiscal 2003 and do not, at the present time, expect EITF 00-21 to have a material impact on our financial position or results of operations.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

There has been no material change to the information concerning our market-risk sensitive instruments as set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Item 4.                    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and our Vice President of Finance, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that, as of the Evaluation Date, our disclosure controls and procedures are operating in an effective manner and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.

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

PART II.                OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On February 4, 2003, we held our Annual Meeting of Stockholders.  At the meeting, the stockholders acted upon the election of directors and the proposed 2003 Employee Stock Purchase Plan which provides for a maximum of 100,000 shares of our common stock, par value $.01 per share, to be available for purchase thereunder.

Votes “FOR” represent affirmative votes and do not include abstentions or broker non-votes.  In cases where a signed proxy was submitted without designation, the shares represented by the proxy were voted “FOR” the proposal to elect directors and the approval of the 2003 Employee Stock Purchase Plan in the manner described in the Proxy Statement delivered to the holders of shares of our common stock on the record date (December 10, 2002).  Broker non-votes are included with abstentions.  On the record date, 6,657,642 shares of our common stock were issued and outstanding.

Voting results were as follows:

Matter	For	Against	Withheld	Abstain

1. Election of Directors
Jerome Goldstein	6,309,885	N/A	130,459	N/A
Sheldon L. Bloch	6,310,385	N/A	129,959	N/A
Michael D. Loberg	6,310,385	N/A	129,959	N/A
Edward B. Roberts	6,310,385	N/A	129,959	N/A
George M. Whitesides	6,310,385	N/A	129,959	N/A

Matter	For	Against	Abstain

2. Proposed 2003 Employee Stock Purchase Plan	6,250,015	179,662	10,667

Item 6.  Exhibits and Reports on Form 8-K

Exhibit

(a)          Exhibits

Exhibit Number	Description

10	2003 Employee Stock Purchase Plan (incorporated herein by reference to the exhibits to the Company’s definitive proxy statement for the fiscal year ended September 30, 2002, File No. 0-14732).

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         We did not file any current reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.

Date:	May 13, 2003	By	/s/ Jerome Goldstein
Jerome Goldstein, Chief Executive Officer,
President, Treasurer and Chairman of the Board of Directors

Date:	May 13, 2003	By	/s/ James A. Matheson
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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)            All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)            All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ James A. Matheson
James A. Matheson
Vice President of Finance