Form 10-Q
period 2003-06-30
ADVANCED MAGNETICS INC
filed 2003-08-13
CIK 792977

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

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

At August 11, 2003, 7,757,482 shares of registrant’s common stock (par value, $.01) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

ADVANCED MAGNETICS, INC.

BALANCE SHEETS

JUNE 30, 2003 AND SEPTEMBER 30, 2002

(Unaudited)

	June 30, 2003	September 30, 2002

ASSETS

Current assets:
Cash and cash equivalents	$10,834,064	$8,557,819
Marketable securities (Note B)	5,075,197	9,011,325
Accounts receivable	524,541	205,485
Inventories	119,581	132,672
Prepaid expenses	246,092	386,207
Total current assets	16,799,475	18,293,508

Property, plant and equipment:
Land	360,000	360,000
Building and improvements	4,628,295	4,617,996
Laboratory equipment	6,906,688	6,792,298
Furniture and fixtures	787,823	778,335
Total property, plant and equipment	12,682,806	12,548,629
Less-accumulated depreciation and amortization	(9,058,054)	(8,905,774)
Net property, plant and equipment	3,624,752	3,642,855

Other assets	613,618	547,639
Total assets	$21,037,845	$22,484,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$163,112	$80,603
Accrued expenses	806,067	383,440
Deferred revenues	2,832,755	3,595,561
Total current liabilities	3,801,934	4,059,604

Deferred revenues	5,450,107	7,774,131
Total liabilities	9,252,041	11,833,735

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 6,692,862 shares at June 30, 2003 and 6,644,642 shares at September 30, 2002	66,929	66,446
Additional paid-in capital	44,074,986	43,888,960
Accumulated deficit	(33,994,609)	(33,646,003)
Accumulated other comprehensive income	1,638,499	340,864
Total stockholders’ equity	11,785,804	10,650,267
Total liabilities and stockholders’ equity	$21,037,845	$22,484,002

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED

JUNE 30, 2003 AND 2002

(Unaudited)

	Three-Month Period Ended June 30,		Nine-Month Period Ended June 30,
	2003	2002	2003	2002

Revenues:
License fees	$894,097	$935,236	$3,086,829	$3,234,865
Royalties	102,990	175,000	480,000	575,000
Product sales	431,959	26,400	431,959	876,146
Total revenues	1,429,046	1,136,636	3,998,788	4,686,011

Cost and expenses:
Cost of product sales	150,940	2,657	150,940	185,102
Research and development expenses	942,628	1,188,061	3,460,840	3,213,137
Selling, general and administrative expenses	418,753	406,069	1,278,398	1,362,039
Total costs and expenses	1,512,321	1,596,787	4,890,178	4,760,278

Operating loss	(83,275)	(460,151)	(891,390)	(74,267)

Other income (expenses):
Interest and dividend income	18,481	54,029	98,031	173,588
Net gains on sales of securities	729,226	280,568	964,310	572,054
Write-down of marketable securities	—	—	(644,310)	—
Total other income	747,707	334,597	418,031	745,642

Income (loss) before refund of income taxes	664,432	(125,554)	(473,359)	671,375
Refund of income taxes	—	—	(124,752)	—
Net income (loss)	$664,432	$(125,554)	$(348,607)	$671,375

Earnings (loss) per share:
Basic	$0.10	$(0.02)	$(0.05)	$0.10
Diluted	$0.10	$(0.02)	$(0.05)	$0.10

Weighted average shares outstanding used to compute earnings (loss) per share:
Basic	6,670,510	6,636,144	6,661,314	6,634,795
Diluted	6,894,324	6,636,144	6,661,314	6,687,208

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED

JUNE 30, 2003 AND 2002

(Unaudited)

	Three-Month Period Ended June 30,		Nine-Month Period Ended June 30,
	2003	2002	2003	2002

Net income (loss)	$664,432	$(125,554)	$(348,607)	$671,375

Other comprehensive income (loss):
Unrealized gains (losses) on securities	1,467,713	(458,287)	1,617,635	1,586,110
Reclassification adjustment for (gains) included in net income (loss)	(729,226)	(280,568)	(320,000)	(572,054)
Total other comprehensive income (loss)	738,487	(738,855)	1,297,635	1,014,056
Comprehensive income (loss)	$1,402,919	$(864,409)	$949,028	$1,685,431

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED

JUNE 30, 2003 AND 2002

(Unaudited)

	Nine-Month Periods Ended June 30,
	2003	2002
Cash flows from operating activities:
Cash received from customers	$61,380	$1,151,781
Cash paid to suppliers and employees	(4,066,619)	(4,718,555)
Dividends and interest received	98,031	173,588
Royalties received	544,435	481,303
Income tax refund	124,752	—

Net cash used in operating activities	(3,238,021)	(2,911,883)

Cash flows from investing activities:
Proceeds from sales of marketable securities	6,845,188	5,033,884
Purchase of marketable securities	(1,291,425)	(4,592,540)
Purchase of property, plant and equipment	(134,177)	(30,822)
(Increase) in other assets	(65,979)	(64,047)
Proceeds from sale of property, plant and equipment	—	48,000

Net cash provided by investing activities	5,353,607	394,475

Cash flows from financing activities:
Proceeds from issuances of common stock	160,659	29,083

Net cash provided by financing activities	160,659	29,083

Net increase (decrease) in cash and cash equivalents	2,276,245	(2,488,325)

Cash and cash equivalents at beginning of the period	8,557,819	11,741,861

Cash and cash equivalents at end of the period	$10,834,064	$9,253,536

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
RECONCILIATION OF NET INCOME (LOSS)
TO NET CASH USED IN OPERATING ACTIVITIES
FOR THE NINE-MONTH PERIODS ENDED
JUNE 30, 2003 AND 2002
(Unaudited)

	Nine-Month Periods Ended June 30,
	2003	2002

Net income (loss)	$(348,607)	$671,375

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	152,280	150,435
Gain on disposal of property, plant and equipment	—	(3,647)
Non-cash license fee revenue	(3,086,829)	(3,234,865)
Non-cash expense associated with stock options	25,849	21,107
Decrease (increase) in accounts receivable	(319,056)	74,857
Decrease (increase) in inventories	13,091	(4,421)
Decrease (increase) in prepaid expenses and other assets	140,115	(10,834)
Increase (decrease) in accounts payable and accrued expenses	505,136	(3,836)
Net realized gains on sales of marketable securities	(964,310)	(572,054)
Write-down of marketable securities	644,310	—

Total adjustments	(2,889,414)	(3,583,258)

Net cash used in operating activities	$(3,238,021)	$(2,911,883)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

A.            Summary of Accounting Policies

Business

Founded in November 1981, Advanced Magnetics, Inc., a Delaware corporation, is the premier developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products.  As a leader in our field, we are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds for the treatment of chronic anemia and novel imaging agents for use in conjunction with magnetic resonance imaging to aid in the diagnosis of cancer and other diseases.

Basis of Presentation

These financial statements are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, and updated, as necessary, in this Quarterly Report on Form 10-Q.  Interim results are not necessarily indicative of the results of operations for the full year.  These interim financial statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

We have several stock-based compensation plans.  We apply Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for qualifying options granted to our employees under our plans and apply Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees” (“SFAS 123”) for disclosure purposes only.  The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used.  Stock-based compensation to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

If stock-based compensation for employees had been determined based on SFAS 123, our pro forma net income (loss) and pro forma earnings (loss) per share for the three and nine-month periods ending June 30, 2003 and 2002 would have been as follows:

	Three-Month Period Ended June 30,		Nine-Month Period Ended June 30,
	2003	2002	2003	2002
Reported net income (loss)	$664,432	$(125,554)	$(348,607)	$671,375
Pro forma stock compensation expense	(78,060)	(74,311)	(234,180)	(222,933)
Pro forma net income (loss)	$586,372	$(199,865)	$(582,787)	$448,442
Reported basic and diluted earnings (loss) per share	$0.10	$(0.02)	$(0.05)	$0.10
Pro forma basic and diluted earnings (loss) per share	$0.09	$(0.03)	$(0.09)	$0.07

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.  SFAS 123 does not apply to awards granted prior to 1995.  We anticipate granting additional awards in future years.

B.            Marketable Securities

The cost and market value of our marketable securities portfolio at June 30, 2003 and September 30, 2002 are as follows:

	June 30, 2003		September 30, 2002
	Cost	Fair Value	Cost	Fair Value

Common Stock	$3,436,698	$5,075,197	$8,670,461	$9,011,325

There were net gains on the sale of securities of $729,226 in the third fiscal quarter ended June 30, 2003 compared to net gains on the sale of securities of $280,568 in the third fiscal quarter ended June 30, 2002.  Offsetting the gain of $739,989 in the third fiscal quarter ended June 30, 2003, we recognized $10,763 in losses.

At June 30, 2003, approximately 44% of our marketable securities consisted of holdings in the common stock of three companies in the home-building industry, one of which was approximately 39% of the total market value of our marketable securities portfolio.  Furthermore, at June 30, 2003 approximately 22% and 11% of our marketable securities portfolio consisted of holdings in the common stocks of companies in the insurance industry and the media industry, respectively.

We employ a methodology in evaluating whether a decline in the fair value of the marketable securities in our portfolio below cost basis is other than temporary that considers available evidence regarding such marketable securities.  In accordance with this methodology, we are presently monitoring a decline in the value of certain marketable securities in our portfolio.  Currently, we believe that this decline in value is being driven primarily by overall market conditions rather than company-specific events.  If, in the future, we determine that this decline is other than temporary, a write-down will be recorded and a new cost basis in the securities will be established.  At June 30, 2003, net unrealized holding gains were $1,638,499, consisting of gross unrealized holding gains of $1,691,459 and gross unrealized holding losses of $52,960.

C.            Inventories

Our inventories consisted entirely of raw materials at June 30, 2003 and September 30, 2002.

D.            Income Tax

There were no income tax provisions or benefits for the three-month period ended June 30, 2003 because of sufficient net operating loss carry-forwards.  For the nine-month period ended June 30, 2003, the Company recorded an income tax benefit as the result of an income tax refund.  There were no income tax provisions or benefits for the three and nine-month periods ended June 30, 2002.  Due to the uncertainty of the realizability of deferred tax assets, a full valuation allowance has been recorded as of June 30, 2003 and June 30, 2002 against these assets.  During the nine-month period ended June 30, 2003, an income tax refund was recognized in the amount of $124,752.  This amount related to a refund of the alternative minimum taxes paid during fiscal 2000.  We were eligible for this refund due to a change in tax law.

E.             Earnings (Loss) per Share

We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the respective period.  We compute diluted earnings per share by dividing net income by the sum of weighted average common shares outstanding and common stock equivalents during the respective period.  Common stock equivalents consist of the net common shares issuable upon the exercise of in-the-money stock options under the treasury stock method.

The components of basic and diluted earnings per share were as follows:

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,
	2003	2002	2003	2002
Net income (loss) (A)	$664,432	$(125,554)	$(348,607)	$671,375
Weighted average common shares outstanding (B)	6,670,510	6,636,144	6,661,314	6,634,795
Common stock equivalents	223,814	—	—	52,413
Sum of weighted average common shares outstanding and common stock equivalents (C)	6,894,324	6,636,144	6,661,314	6,687,208
Earnings (loss) per share:
Basic (A/B)	$0.10	$(0.02)	$(0.05)	$0.10
Diluted (A/C)	$0.10	$(0.02)	$(0.05)	$0.10

Options to purchase 234,097 shares of common stock with an exercise price between $9.625 and $12.125 per share were outstanding in the third quarter of 2003, and options to purchase 443,200 shares of common stock with an exercise price between $3.85 and $12.238 per share were outstanding in the nine-month period ended June 30, 2002 but were excluded from the computation of diluted earnings per share because such options were out of the money in the respective periods. Options to purchase a total of 845,472 shares and 815,450 shares of common stock were outstanding for the nine-month period ended June 30, 2003 and the three-month period ended June 30, 2002 respectively, but were excluded from the computation of diluted earnings per share because such options were anti-dilutive as we had net losses in those periods.

F.             Guarantor Arrangements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of those guarantees.  The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.

The following is a summary of our agreements in effect as of June 30, 2003 that we have determined are within the scope of FIN 45.

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

As is customary in our industry, the marketing and distribution agreements that we enter into in the ordinary course of our business in connection with the sale and distribution of our products contain indemnification provisions.  Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for all or a portion of the losses suffered or incurred by the indemnified party, generally our business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products.  The terms of these indemnification obligations vary.  The maximum potential amount of future payments we could be required to make under these indemnification obligations is not capped.  In our recent history, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations.  As a result, we believe the estimated fair value of these obligations is immaterial.

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

G.                                    Revenue from Cumulative Effect of Accounting Change

During each of the quarters ended June 30, 2003 and 2002, we recognized $184,439 in revenue that was included in the cumulative effect adjustment from fiscal 2000.  During each of the nine-month periods ended June 30, 2003 and 2002, we recognized $553,317 in revenue that was included in the cumulative effect adjustment from fiscal 2000.

H.                                    Recently Issued Accounting Pronouncements

In November 2002, the FASB Emerging Issues Task Force reached consensus with respect to Issue 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses the accounting for multiple-element revenue arrangements.  Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We adopted EITF 00-21 as of July 1, 2003 on a prospective basis and do not, at the present time, expect EITF 00-21 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. We do not expect FAS 150 to have a material impact on our financial position or results of operations.

I.              Subsequent Event

On July 2, 2003, we sold to certain institutional investors 1,047,120 shares of our common stock and warrants to purchase 261,780 shares of our common stock at an exercise price of $15.50 and with a term of three years.  We received $10,000,000 at the time of the transaction and expect to realize net proceeds of approximately $9,400,000 after recognition of transaction costs. We have filed a Registration Statement on Form S-3 with the Securities and Exchange Commission registering the resale by the investors of the shares and the shares underlying the warrants.

Under the terms of a registration rights agreement which we entered into with the investors, if the Registration Statement filed with the SEC is not declared effective within a specified period of time or if trading is suspended under the Registration Statement for any period of ten days within a 12 month period, we would be required to pay liquidated damages in the amount of 2% of the aggregate purchase price paid by each investor for any securities then held by such investor and would be required to pay the same amount on a monthly basis thereafter until the Registration Statement becomes effective. In addition, under the terms of the other transaction documents which we entered into with the investors, under certain circumstances, we are subject to monetary penalties if we fail to timely remove transfer restrictions imposed on the investor’s certificates or fail to timely deliver stock certificates representing shares purchased upon exercise of warrants held by the investors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q.

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that do not describe historical facts are forward-looking statements.  The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements.  In evaluating these statements, you should consider various important factors, including the risks identified under “Certain Factors Which May Impact Future Results” contained in this section of this report and those risk identified in our other Securities and Exchange Commission filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Since our inception in November 1981, we have focused our efforts on developing our proprietary superparamagnetic iron oxide nanoparticle technology for various applications, including for use as an iron replacement therapeutic for the treatment of chronic anemia and as contrast agents for utilization in magnetic resonance imaging, also known as MRI.  We have funded our operations primarily with cash from license fees from corporate partners, including proceeds from the sale of marketable securities received from marketing partners, proceeds of financings, and income earned on invested cash.  Our success will depend, in part, on our ability to obtain FDA approval of Combidex to distinguish metastatic from non-metastatic lymph nodes, to successfully develop and obtain FDA approval for ferumoxytol as an iron therapeutic and as a contrast agent for magnetic resonance angiography, also known as MRA, to obtain future financing if necessary to satisfy our capital and operating requirements, to enter into strategic partnerships for the development and marketing of ferumoxytol, to maintain and scale-up our manufacturing capabilities, to hire and retain key employees, and to successfully respond to technological and other changes in the marketplace.

Our operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: the timing of payments from corporate partners; the introduction of new products; regulatory approval of our product candidates; the discovery of different applications for our existing products and product candidates; the timing and size of orders from our customers; and the acceptance of our products within the medical community.  Our current planned expense levels are based in part upon expectations as to future revenue.  Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue.  Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and we may not maintain profitability or grow revenue in the future.

A substantial portion of our expenses consists of research and development expenses.  We may rely to a greater degree on contract research and development providers in the future as the human clinical development of ferumoxytol moves into Phase III studies.  We expect that research and development expenses will continue to be a significant portion of our total expenses.

Recent Developments

On July 2, 2003, we sold to certain institutional investors 1,047,120 shares of our common stock and warrants to purchase 261,780 shares of our common stock at an exercise price of $15.50 and with a term of three years.  We received $10,000,000 at the time of the transaction and expect to realize net proceeds of approximately $9,400,000 after recognition of transaction costs. We have filed a Registration Statement on Form S-3 with the Securities and Exchange Commission registering the resale by the investors of the shares and the shares underlying the warrants.

Under the terms of a registration rights agreement which we entered into with the investors, if the Registration Statement filed with the SEC is not declared effective within a specified period of time or if trading is suspended under the Registration Statement for any period of ten days within a 12 month period, we would be required to pay liquidated damages in the amount of 2% of the aggregate purchase price paid by each investor for any securities then held by such investor and would be required to pay the same amount on a monthly basis thereafter until the Registration Statement becomes effective. In addition, under the terms of the other transaction documents which we entered into with the investors, under certain circumstances, we are subject to monetary penalties if we fail to timely remove transfer restrictions imposed on the investor’s certificates or fail to timely deliver stock certificates representing shares purchased upon exercise of warrants held by the investors.

Results of Operations for the Quarter Ended June 30, 2003 as Compared to the Quarter Ended June 30, 2002

Revenues

Total revenues for the third fiscal quarter ended June 30, 2003 were $1,429,046 compared to $1,136,636 for the third fiscal quarter ended June 30, 2002.  The increase in revenues in the third fiscal quarter ended June 30, 2003, as compared to the third fiscal quarter ended June 30, 2002, was primarily due to increased sales of our contrast agents to our marketing partners.

License fee revenue decreased to $894,097 in the third fiscal quarter ended June 30, 2003 from $935,236 in the third fiscal quarter ended June 30, 2002.  License fee revenue for the fiscal quarter ended June 30, 2003 included the recognition in the period of $709,658 in deferred license fee revenue from a license and marketing agreement signed with Cytogen Corporation in August 2000, compared to $750,797 recognized in the fiscal quarter ended June 30, 2002 in connection with this agreement.  License fees associated with the Cytogen agreement are being recognized over the development period based on costs incurred and expected remaining expenditures related to this agreement. During the three-month period ended June 30, 2003, we incurred lower research and development expenses related to the Cytogen agreement as compared with the same period in the prior fiscal year primarily due to our decision to focus our resources on the development of ferumoxytol in areas other than those subject to this agreement.  These lower costs had the effect of reducing the amount of license fee revenue recognized during the period.  This reduction was partially offset by the lowering of our estimates of the total expected development costs to be incurred and the shortening of the expected development period related to this agreement based on our change in business strategy with respect to the development of ferumoxytol described above.  We expect future expenses related to this agreement to generally remain at current levels through project completion.

Royalties decreased to $102,990 in the fiscal quarter ended June 30, 2003 from $175,000 in the fiscal quarter ended June 30, 2002, reflecting a decrease in sales of our approved products by our strategic marketing partners to end users.  Our royalty revenues are entirely dependent on sales of our products by our marketing partners.  Although royalty payments can fluctuate from quarter to quarter based on uneven demand for our products by end users, we expect royalty payments to remain at these lower levels due to recently approved competitive products in certain markets in which our products are sold.

There were product sales of $431,959 to our marketing partners in the third fiscal quarter ended June 30, 2003 compared with $26,400 in the third fiscal quarter ended June 30, 2002.  This increase is a result of the variable nature of our product sales to our marketing partners from quarter to quarter based on uneven demand and the batch size in which our products are manufactured and shipped.  Although our sales of contrast agents increased in the quarter, product sales have been on a downward trend and we expect them to remain at lower levels overall.

Costs and Expenses

We incurred costs of $150,940 associated with product sales during the third quarter ended June 30, 2003, compared with costs of $2,657 for products sold in the fiscal quarter ended June 30, 2002.  This constituted approximately 35% and 10%, respectively, of product sales during the periods. We have different gross margins on the sales of each of our products.  The higher gross margin in the quarter ended June 30, 2002 is due to a single, high-margin international sale.

Selling, general and administrative expenses were $418,753 for the third fiscal quarter ended June 30, 2003 compared to $406,069 for the third fiscal quarter ended June 30, 2002.  We expect selling, general and administrative expenses to increase slightly on a going forward basis due to overall increases in the use of our professional advisors as a result of changes in the regulatory environment.

Research and development expenses decreased to $942,628 for the third fiscal quarter ended June 30, 2003 as compared to $1,188,061 for the same period in the prior fiscal year.  The decrease in expenditures is primarily the result of the timing of external research and development expenses and a decrease in production expenses related to clinical trials for ferumoxytol in iron replacement therapy and MRA during the quarter.  Research and development expenses include external expenses, such as costs of clinical trials, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of limited quantities of product needed to support research and development efforts and related costs of facilities.  We expect research and development expenses to continue at current levels in the short term as Phase II clinical trials for ferumoxytol in MRA progress and Phase II clinical trials for ferumoxytol in iron replacement therapy near completion.

Our product candidate, ferumoxytol, is currently in Phase II clinical trials for use in iron replacement therapy and Phase II clinical trials for use in MRA.  Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of ferumoxytol.  In August 2000, we entered into a license and marketing agreement with Cytogen which covers Combidex for all indications and ferumoxytol solely for oncology indications.  At the end of fiscal 2000, we adopted SEC Staff Accounting Bulletin No. 101 and determined to account for the revenue associated with the Cytogen agreement over the development period based on costs incurred and expected remaining expenditures related to this agreement.  As a result, since the end of fiscal 2000, we have tracked our internal research and development expenses in relation to the Cytogen agreement and not by specific research and development project.  Since the end of fiscal 2000 and through the quarter ended June 30, 2003, we incurred aggregate external research and development expenses of approximately $2,431,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol.  The estimated cost of the external efforts necessary to complete development of ferumoxytol for all current applications, including costs related to ongoing and future clinical trial activities, is currently estimated to range from approximately $10,000,000 to $15,000,000.  Phase III clinical trials for ferumoxytol in iron replacement therapy and Phase III clinical studies for ferumoxytol in MRA are currently expected to begin in fiscal 2004.  Based upon a change in business strategy, we do not intend to pursue the development of ferumoxytol in oncology.

In June 2000, we received an approvable letter, subject to certain conditions, from the FDA for Combidex, our contrast agent to aid in the diagnosis of lymph node metastases.  We are currently trying to resolve the outstanding issues from the approvable letter with the FDA in an effort to obtain marketing approval for Combidex.  We incurred aggregate internal and external research and development expenses of approximately $13,500,000, through the end of fiscal 2000, in connection with the development of Combidex.  We have not incurred any material additional external research and development expenses since fiscal 2000 related to Combidex.  We have, however, incurred internal research and development costs related to our efforts to satisfy the conditions specified in the approvable letter from the FDA since fiscal 2000.  We do not anticipate substantial additional pre-approval clinical trial expenses related to Combidex.

The foregoing discussion includes forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those currently anticipated depending on a variety of factors, as detailed in our periodic filings with the SEC, including but not limited to this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.  Due to these risks and uncertainties, including, but not limited to, those risks and uncertainties associated with clinical trials, the receipt of regulatory approval and third-party reimbursement policies and decisions, we may not be able to complete our research and development projects or to complete them in a timely fashion and, accordingly, we cannot estimate the anticipated completion date of each of our major research and development projects or the period in which material net cash inflows from such projects could be expected to commence.

Other Income and Expenses

Interest and dividend income was $18,481 in the fiscal quarter ended June 30, 2003 compared to $54,029 for the fiscal quarter ended June 30, 2002.  The decrease is attributable to a decrease in interest rates on cash equivalent holdings and a decrease in our holdings of dividend-paying marketable securities during the quarter ended June 30, 2003.

There were net gains on the sale of securities of $729,226 in the third fiscal quarter ended June 30, 2003 compared to net gains on the sale of securities of $280,568 in the third fiscal quarter ended June 30, 2002.  Offsetting the gain of $739,989 in the third fiscal quarter ended June 30, 2003, we recognized approximately $10,763 in losses.  There were no losses offsetting the gain of $280,568 in the third fiscal quarter ended June 30, 2002.  A portion of the gains on sales of securities in the third fiscal quarter ended June 30, 2003 were realized on securities that were previously written down to a new cost basis.

Interest, dividends and net gains on sales of securities consisted of the following:

	Third Quarter Ended June 30,
	2003	2002

Interest income	$7,581	$24,239
Dividend income	10,900	29,970
Total	$18,481	$54,029

Net realized gains on sales of securities	$729,226	$280,568

We employ a methodology in evaluating whether a decline in the fair value of the marketable securities in our portfolio below cost basis is other than temporary that considers available evidence regarding such marketable securities.  In accordance with this methodology, we are presently monitoring a decline in the value of certain marketable securities in our portfolio.  Currently, we believe that this decline in value is being driven primarily by overall market conditions rather than company-specific events.  If, in the future, we determine that this decline is other than temporary, a write-down will be recorded and a new cost basis in the securities will be established.  At June 30, 2003, net unrealized holding gains were $1,638,499, consisting of gross unrealized holding gains of $1,691,459 and gross unrealized holding losses of $52,960.

Income Taxes

There were no income tax provisions or benefits for the three-month period ended June 30, 2003 because of sufficient net operating loss carry-forwards.  There were no income tax provisions or benefits for the three-month period ended June 30, 2002, as we incurred a taxable loss in that period.  Due to the uncertainty of the realizability of deferred tax assets, a full valuation allowance has been recorded as of June 30, 2003 and June 30, 2002 against these assets.

Earnings

For the reasons stated above, there was net income of $664,432 or $0.10 per share for the quarter ended June 30, 2003 compared to a net loss of $(125,554) or $(0.02) per share for the quarter ended June 30, 2002.

Results of Operations for the Nine Months Ended June 30, 2003 as Compared to the Nine Months Ended June 30, 2002

Revenues

Total revenues for the nine-month period ended June 30, 2003 were $3,998,788 compared to $4,686,011 for the nine-month period ended June 30, 2002.  The decrease in revenues was primarily due to a decrease in product sales to our marketing partners of $444,187 and a decrease in license fee revenues of $148,036.

License fee revenue decreased to $3,086,829 in the nine months ended June 30, 2003 from $3,234,865 in the nine months ended June 30, 2002.  License fee revenue for the nine months ended June 30, 2003 included the recognition in the period of $2,533,512 in deferred license fee revenue from a license and marketing arrangement signed with Cytogen in August 2000, compared to $2,681,549 recognized in the nine months ended June 30, 2002 in connection with this agreement.  License fees associated with the Cytogen agreement are being recognized over the development period based on costs incurred and expected remaining expenditures related to the agreement.  During the nine-month period ended June 30, 2003, we incurred lower research and development expenses related to the Cytogen agreement as compared with the same period in the prior fiscal year primarily due to our decision to focus our resources on the development of ferumoxytol in areas other than those subject to this agreement.  These lower costs had the effect of reducing the amount of license fee revenue recognized during the period.  This reduction was partially offset by the lowering of our estimates of the total expected development costs to be incurred and the shortening of the expected development period related to this agreement based on our change in business strategy with respect to the development of ferumoxytol described above.

Royalties were $480,000 for the nine-month period ended June 30, 2003 compared with royalties of $575,000 for the nine-month period ended June 30, 2002, reflecting a decrease in sales of our approved products by our marketing partners during the period.

There were product sales for the nine-month period ended June 30, 2003 of $431,959 compared to $876,146 for the nine-month period ended June 30, 2002.  This decrease is a result of the fluctuation of our product sales to our marketing partners from period to period based on uneven demand and the batch size in which our products are manufactured and shipped.

Costs and Expenses

We incurred costs of $150,940 associated with product sales during the nine-month period ended June 30, 2003 compared with costs of $185,102 for the nine-month period ended June 30, 2002.  This constituted approximately 35% and 21%, respectively, of product sales during the period. We have different gross margins on the sales of each of our products. The lower gross margin in the nine-month period ended June 30, 2003 is a result of the mix of product sales to our marketing partners in the nine-month period as compared to the same period during the prior fiscal year.

Selling, general and administrative expenses decreased to $1,278,398 for the nine-month period ended June 30, 2003 from $1,362,039 for the same period in the prior fiscal year.  The decrease in expenditures for selling, general and administrative costs is primarily a result of market research activity during the nine-month period ended June 30, 2002 that did not recur during the nine-month period ended June 30, 2003.

Research and development expenses for the nine-month period ended June 30, 2003 were $3,460,840 compared to $3,213,137 for the same period in fiscal 2002.  This increase was primarily due to increased expenses related to the ongoing clinical trials associated with ferumoxytol as an iron replacement therapeutic and as an MRA contrast agent in the nine-month period ended June 30, 2003.

Other Income and Expenses

Interest and dividend income was $98,031 in the nine-month period ended June 30, 2003 compared to $173,588 for the nine-month period ended June 30, 2002.  The decrease is attributable to a decrease in our cash equivalent holdings and the interest rates thereon and a decrease in our holdings of dividend-paying marketable securities during the nine-month period ended June 30, 2003.

There were net gains on the sale of securities of $964,310 in the nine-month period ended June 30, 2003 compared to net gains on the sale of securities of $572,054 in the nine-month period ended June 30, 2002.  Offsetting the gain of $1,413,515 in the nine-month period ended June 30, 2003, we recognized approximately $449,205 in losses.  Offsetting the gain of $1,351,546 in the nine-month period ended June 30, 2002, we recognized approximately $779,492 in losses. A portion of the gains realized on sales of securities in the nine-month period ended June 30, 2003 were on securities that were previously written down to a new cost basis.

Interest, dividends and net gains on sales of securities consisted of the following:

	Nine Months Ended June 30,
	2003	2002

Interest income	$31,191	$96,242
Dividend income	66,840	77,346
Total	$98,031	$173,588

Net realized gains on sales of securities	$964,310	$572,054

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

Income Taxes

There were no income tax provisions or benefits for the nine-month period ended June 30, 2003 as we incurred a taxable loss in the period.  There were no income tax provisions or benefits for the nine-month period ended June 30, 2002 because of sufficient net operating loss carry-forwards.  Due to the uncertainty of the realizability of deferred tax assets, a full valuation allowance has been recorded as of June 30, 2003 and June 30, 2002 against these assets.  During the nine-month period ended June 30, 2003, an income tax refund was recognized in the amount of $124,752.  This amount relates to a refund of the alternative minimum taxes paid during fiscal 2000.  We were eligible for this refund due to a change in tax law.

Earnings

For the reasons stated above, there was a net loss of $(348,607) or $(0.05) per share for the nine months ended June 30, 2003 compared to a net profit of $671,375 or $0.10 per share for the nine months ended June 30, 2002.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities.

At June 30, 2003, our cash and cash equivalents totaled $10,834,064 compared to $8,557,819 at September 30, 2002.  In addition, we had marketable securities of $5,075,197 at June 30, 2003 compared to $9,011,325 at September 30, 2002.  The increase in cash and cash equivalents is primarily the result of our sale of marketable securities, partially offset by use of cash to purchase certain marketable securities and to fund operating activities.  The corresponding decrease in marketable securities is due to those sales, partially offset by an increase in unrealized net gains of our marketable securities.

Over the last four quarters, net cash used in operating activities was approximately $4,500,000, and we believe that our cash and cash equivalents as of June 30, 2003, together with proceeds from the financing we completed in July of 2003 and anticipated cash flow generated from operations, will be sufficient to cover our future operating cash flow needs for at least two years.  In order to fund our longer-term cash flow needs, if necessary, we will consider from time to time various financing alternatives, including possible future strategic partnerships or additional equity or debt financing.  These financing arrangements may not be available to us on acceptable terms, if at all.

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

Net cash used in operating activities was $3,238,021 in the nine-month period ended June 30, 2003 compared to net cash used in operating activities of $2,911,883 in the nine-month period ended June 30, 2002.  Cash received during the nine-month period ended June 30, 2003 included $61,380 from customers, $544,435 from royalties and $98,031 from dividend and interest income.  Cash used in operating activities during the nine-month period ended June 30, 2003 included $3,941,867 paid to suppliers and employees.  Cash used in operating activities increased in the nine-month period ended June 30, 2003, principally due to a reduction in cash received from customers as a result of the decline in product sales and a reduction in interest and dividend income received due to the decrease in interest rates on cash equivalent holdings and dividend-paying marketable securities.  This reduction in the receipt of cash was partially offset by a reduction in cash paid to suppliers and employees as a result of the completion of pre-clinical studies relating to ferumoxytol.  We anticipate cash used in operating activities will increase slightly in the near future based on the payment of existing liabilities related to our research and development expenses.

We expect to incur continued research and development expenses, including costs related to clinical studies, and other costs, in order to commercialize products based on our core superparamagnetic iron oxide nanoparticle technology, including ferumoxytol as an iron replacement therapeutic and as an MRA contrast agent.  Although we have entered into strategic relationships in the past, which provided for non-refundable license fees and milestone payments while we were developing our products, we may choose not to do so or may not be able to secure similar arrangements in the future.  In addition, although we have recently generated cash through the private placement of our equity securities, we may not be able to secure such financing in the future on acceptable terms, if at all.  If we are unable to fund our future research and development expenses in the manner we anticipate, we could be forced to obtain alternative sources of financing or to curtail our development activity.

Cash provided by investing activities was $5,353,607 for the nine-month period ended June 30, 2003 compared with cash provided by investing activities in the nine-month period ended June 30, 2002 of $394,475.  Cash provided by investing activities in the nine-month period ended June 30, 2003 included the sale of marketable securities of $6,845,188, partially offset by cash used for the purchase of marketable securities of $1,291,425.

Cash provided by financing activities was $160,659 from the issuance of our common stock during the nine-month period ended June 30, 2003.  There was no cash used in financing activities during the nine-month period ended June 30, 2003.  Cash provided by financing activities was $29,083 from the issuance of our common stock during the nine-month period ended June 30, 2002.  There was no cash used in financing activities during the nine-month period ended June 30, 2002.

Capital expenditures in the nine-month period ended June 30, 2003 were $134,177.  Capital expenditures in the nine-month period ended June 30, 2002 were $30,822, offset by proceeds from sales of capital equipment of $48,000, for a net receipt of $17,178.  The capital expenditures in both periods related to the continuation of our efforts to upgrade laboratory, production and computer equipment.  We have no current commitment for any significant expenditures on property, plant and equipment and we expect future expenditures to continue at low levels.

Our future capital requirements will depend on many factors, including, but not limited to: continued scientific progress in our research and development programs; the magnitude of our research and development programs; progress with clinical trials for our therapeutic and diagnostic products; the magnitude of product sales; the time involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to establish additional development and marketing arrangements or to raise additional capital through other financing activities to provide funding for research and development activities, including the management of clinical trials and engagement in efforts to obtain regulatory approvals, and to manufacture and market certain of our products.

Contractual Obligations

We currently have no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities reflected on our balance sheet.  Our future commitments are as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$23,903	$15,312	$8,591	—	—

In the course of operating our business, we have entered into a number of indemnification arrangements under which we may be required to make payments to or on behalf of certain third parties including our directors and officers.  For further discussion of how this may affect our business, please refer to Note F to the Financial Statements.

Impact of Recently Issued Accounting Pronouncements

In November 2002, the FASB Emerging Issues Task Force reached consensus with respect to Issue 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses the accounting for multiple-element revenue arrangements.  Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We adopted EITF 00-21 as of July 1, 2003 on a prospective basis and do not, at the present time, expect EITF 00-21 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. We do not expect FAS 150 to have a material impact on our financial position or results of operations.

Certain Factors Which May Impact Future Results

We may not be able to obtain the necessary regulatory approvals in order to market and sell our products; the approval process is costly and lengthy.

Prior to marketing, every product candidate must undergo an extensive regulatory approval process in the United States and in every other country in which we intend to test and market our product candidates and products. This regulatory process includes testing and clinical trials of product candidates to demonstrate safety and efficacy and can require many years and the expenditure of substantial resources. Data obtained from pre-clinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent regulatory approval by the FDA or similar regulatory bodies in foreign countries. In addition, changes in FDA or foreign regulatory approval policies or requirements may occur or new regulations may be promulgated which may result in a delay or failure to receive FDA or foreign regulatory approval. Delays and related costs in obtaining regulatory approvals could delay our product commercialization and revenue and consume our resources, both financial and managerial.

One of our product candidates, ferumoxytol, is currently in late-stage Phase II clinical trials for use in iron replacement therapy and is in Phase II clinical trials as a compound for use as a contrast agent for MRA. Before applying for FDA approval to market ferumoxytol, we must conduct larger-scale human clinical trials that further demonstrate the safety and efficacy of ferumoxytol to the satisfaction of the FDA and other regulatory authorities. We may not be able to successfully complete these clinical trials for ferumoxytol, or, if completed, we may not be able to obtain regulatory approval or obtain regulatory approval of the desired scope.

Although we have filed a New Drug Application and received an “approvable” letter from the FDA for Combidex for lymph node metastases, final approval remains subject to the satisfaction of certain conditions imposed by the FDA and labeling must be resolved. The New Drug Application for Combidex may not be approved, or, if approved, it may not be approved for the indication that we are seeking. If we are unable to obtain approval for this indication or if the FDA requires labeling that imposes limitations on the use of Combidex, our ability to market the product to the medical community may be hindered.  Any failure to successfully market and sell Combidex would reduce the amount of cash generated from operations available to fund research and development activities which could force us to seek other financing alternatives.

We may also be required to demonstrate that Combidex or ferumoxytol represent an improved form of treatment over existing therapies or diagnostics in order to receive regulatory approval and we may be unable to do so without conducting further clinical studies, if at all. These types of clinical trials could be significantly large and expensive studies that we may be unable to fund and therefore we could be forced us to curtail our development activity.

In addition, until we or our marketing partners obtain the required regulatory approvals for Combidex or ferumoxytol in any specific foreign country, we and our marketing partners will be unable to sell these products in that country. International regulatory authorities have imposed numerous and varying regulatory requirements and the approval procedures could involve testing in addition to that required by the FDA. Furthermore, approval by one regulatory authority does not ensure approval by any other regulatory authority.

Final regulatory approvals may not be obtained for Combidex or ferumoxytol or any other products developed by us. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay and may preclude us or our licensees or other collaborators from marketing our products or limit the commercial use of our products. Alternatively, regulatory approvals may entail limitations on the indicated uses of our products and impose labeling requirements which may also adversely impact our ability to market our products.

Even if we obtain regulatory approval for our product candidates, a marketed product and its manufacturer are subject to continuing regulatory review. Noncompliance with the regulatory requirements of the approval process at any stage may result in adverse consequences, including the FDA’s delay in approving or its refusal to approve a product, withdrawal of an approved product from the market or, under certain circumstances, the imposition of criminal penalties. We may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered. Any such adverse consequence could limit or preclude our ability to sell our products commercially which would seriously hinder our ability to generate revenue through royalties or direct sales of our products.

We cannot predict the results and progress of our clinical trials and our ability to complete the development of our product candidates is uncertain.

The development of new pharmaceutical products is highly uncertain and subject to a variety of inherent risks of failure, including the following:

•                  Our products may be found to be unsafe, to have harmful side effects on humans, to be ineffective or may otherwise fail to meet regulatory standards or receive necessary regulatory approvals,

•                  Other parties may claim proprietary rights to our product technology that prevent us from marketing our products, and

•                  Our products may not be widely adopted or commercially successful.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through extensive pre-clinical testing and human clinical trials that the product is safe and efficacious. If our products fail in human clinical trials, we will be unable to obtain regulatory approval for, and market, our products, thereby reducing our potential future revenues.  Although we have received promising results from pre-clinical testing and early clinical trials of ferumoxytol, these results may not be predictive of results obtained in subsequent clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development.  We cannot be sure that clinical trials for ferumoxytol will demonstrate sufficient safety and efficacy to obtain regulatory approvals.

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

We have a limited number of customers and are dependent on our collaborative relationships.

Our strategy for the development, commercialization and marketing of our product candidates has been to enter into strategic partnerships with various corporate partners, licensees, and other collaborators. We rely on a limited number of marketing and distribution partners to market and sell our approved products, Feridex I.V. and GastroMARK, both in the U.S. and in foreign countries, and we depend on these strategic partners for a significant portion of our revenue. Three companies were responsible for approximately 84% of our revenue during the fiscal quarter ended June 30, 2003. Cytogen represented approximately 47% of our revenue in the quarter ended June 30, 2003, all of which represented recognition of deferred revenue. A decrease in revenue from any of our significant marketing and distribution partners could seriously impair our overall revenues. In some cases, we have granted exclusive rights to these partners. If these partners are not successful in marketing our products, or if these partners fail to meet minimum sales requirements or projections, our ability to generate revenue would be harmed. In addition, we might incur additional costs in an attempt to enforce our contractual rights, renegotiate agreements, find new partners or market our own products. In some cases, we are dependent upon some of our collaborators to conduct clinical testing, to obtain regulatory approvals and to manufacture and market our products. We may not be able to derive any revenues from these arrangements. If any of our collaborators breaches its agreement with us or otherwise fails to perform, such event could impair our revenue and impose on us additional costs. In addition, many of our corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with other competitors. Given these and other risks, our current and future collaborative efforts may not be successful. Failure of these efforts could delay our product development or impair commercialization of our products.

We may not be able to enter into future collaborative relationships related to the development, commercialization and marketing of ferumoxytol. Due to the high cost of our research and development activities, in particular the anticipated cost of future clinical trials for ferumoxytol, our inability to secure strategic partners could limit our ability to continue developing ferumoxytol or force us to raise additional capital through alternative means which may not be available to us on acceptable terms, if at all.  Any delay in, or termination of, any of our research and development projects due to insufficient funds would reduce our potential revenues. In addition, if, in the future, we are unable to enter into collaborative agreements related to ferumoxytol, or choose not to enter into collaborative agreements, we would need to develop an internal sales and marketing department, including a direct sales force, or contract for these services from a third party, in order to market and sell ferumoxytol since we do not have the necessary sales and marketing expertise in the company at this time.  If we are unable to successfully recruit and retain the necessary sales and marketing personnel, to obtain the financing to support these efforts, if necessary, or to contract with third parties for these services on acceptable terms, if at all, our product marketing efforts and potential product launch would be delayed and the commercialization of ferumoxytol severely impaired.

We may need additional capital to achieve our business objectives.

We have expended and will continue to expend substantial funds to complete the research, development, clinical trials, regulatory approvals and other activities necessary to achieve final commercialization of our products. We estimate that our existing cash resources will be sufficient to finance our operations at current and projected levels of development and general corporate activity for at least the next two years.  Thereafter, we may require additional funds to continue our research and development, commence future pre-clinical and clinical trials, seek regulatory approvals, establish commercial-scale manufacturing capabilities and market and sell our products.  We may seek such financing through arrangements with collaborative partners or through public or private sales of our securities, including equity securities. We may not be able to obtain financing on acceptable terms, if at all. Any additional equity financings could be dilutive to our stockholders. In addition, our recently completed private placement places certain restrictions on our ability to raise additional capital through equity issuances, including a prohibition on such activity (with certain limited exceptions) for a period of 90 days from the effective date of our recently-filed Registration Statement on Form S-3. These provisions may severely limit our ability to obtain additional financing in the short-term or to do so on favorable terms.  If adequate additional funds are not available to us in the long-term, we may be required to curtail significantly one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products or product candidates on terms that we might otherwise find unacceptable.

Our operating results may fluctuate so you should not rely on a good or bad quarter to predict how we will perform over time.

Our future operating results may vary from quarter to quarter or from year to year depending on a number of factors including:

•                  the variable nature of our products sales to our marketing partners and the batch size in which our products are manufactured,

•                  uneven demand for our products by end users which affects the royalties we receive from our marketing partners,

•                  market demand for Feridex I.V. and GastroMARK,

•                  fluctuations in the equity markets in which our marketable securities are traded,

•                  the timing and likelihood of FDA approval of Combidex or ferumoxytol,

•                  market acceptance of Combidex or ferumoxytol, if approved,

•                  the timing of our recognition of deferred revenue which is affected by the performance of our obligations under our license agreements,

•                  the extent of reimbursement for the cost of our products from government health administration authorities, private health insurers and other third-party payors and,

•                  a significant portion of our operating expenses is relatively fixed in nature due to our administrative, research and development and manufacturing costs which could affect our ability to quickly compensate for a revenue shortfall.

As a result, our quarterly operating results could fluctuate, and this fluctuation could cause the market price of our common stock to decline. Results from one quarter should not be used as an indication of future performance.

Our stock price has been and may continue to be volatile, and your investment in our stock could decline in value or fluctuate significantly.

The market price of our common stock has been, and may continue to be, volatile.  This price has ranged between $3.60 and $13.74 in the fifty-two week period prior to August 11, 2003.  The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Various factors and events, including announcements by us or our competitors concerning results of regulatory actions, technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, or public concern regarding the safety of products developed by us or others, may have a significant impact on the market price of our common stock. Thus, as a result of events both within and beyond our control, our stock price could fluctuate significantly or lose value rapidly. In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  In 2002, our shares had an average daily trading volume of approximately 3,000 shares.  As of August 11, 2003, this average daily trading volume had increased to approximately 67,000 shares. Bulk sales, including sales pursuant to our recently-filed Registration Statement on Form S-3, or purchases of our stock in a short period of time could cause the market price for our shares to decline or fluctuate drastically.

We cannot be certain that our products will be accepted in the marketplace.

For a variety of reasons, many of which are beyond our control, our products may not achieve market acceptance or become commercially successful. If our products do not receive market acceptance for any reason, it may limit sales of our products and reduce our revenues from royalties and direct sales, if any. The degree of market acceptance of any of our products will depend on a number of factors, including:

•                  the establishment and demonstration in the medical community of the clinical efficacy and safety of our products,

•                  our products’ potential advantage over existing treatment or diagnostic methods, and

•                  reimbursement policies of government and third-party payors, including insurance companies.

For example, even if we obtain regulatory approval to sell our products, physicians and health care payors could conclude that our products are not safe or effective and decide not to use them to treat patients. Our competitors may also develop new technologies or products which are more effective or less costly, or that are perceived as more effective or cost-effective than our products. Physicians, patients, third-party payors or the medical community in general may fail to accept or choose not to use any of our products that we develop.

To date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners. Although on the market since 1996 and 1997, respectively, Feridex I.V. and GastroMARK represent an alternative technology platform for physicians to adopt. Combidex, if approved, may also represent a new technology and ferumoxytol, if approved, may represent an alternative to existing products, that might not be adopted by the medical community. If our approved products, or future products, are not adopted by physicians, revenues will be delayed or fail to materialize.

We lack marketing and sales experience.

We have limited experience in marketing and selling our products and product candidates and rely on our corporate partners to market and sell Feridex I.V. and GastroMARK and have agreed to permit Cytogen to do so, pending FDA approval, for Combidex and for ferumoxytol for oncology applications. In order to achieve commercial success for any product candidate approved by the FDA for which we do not have a marketing partner, we may have to develop a marketing and sales force or enter into arrangements with others to market and sell our products. If we choose to market and sell any of our product candidates ourselves, we may encounter difficulties in attracting and retaining qualified marketing and sales personnel. In addition, in order to establish our own marketing and sales force, we would have to raise substantial amounts of additional capital to support the costs associated with such an effort. We may not be able to secure such additional financing on terms acceptable to us, if at all. We also may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all. Furthermore, we, or our corporate partners, may not be successful in marketing and selling our products.

Our success depends on our ability to attract and retain key employees.

Because of the specialized nature of our business, we are highly dependent on our executive officers and senior scientists, as well as our ability to attract and retain qualified scientific and technical personnel for the research and development activities conducted or sponsored by us. Our product development efforts could be delayed or curtailed if we lose the services of any of these people.  Furthermore, our possible expansion into areas and activities requiring additional expertise, such as late-stage clinical development and marketing and sales, may require the addition of new management personnel or the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise could impose significant limits on our business operations and limit our ability to expand our business.

We need to maintain, and possibly increase, our manufacturing capabilities in order to commercialize our products.

We manufacture bulk Feridex I.V. and GastroMARK as well as Feridex I.V. finished product, for sale by our marketing partners, and ferumoxytol for use in human clinical trials, in our Massachusetts facility. We intend to, pending FDA approval, manufacture Combidex formulated drug product at our Massachusetts facility as well. This facility is subject to current Good Manufacturing Practices regulations prescribed by the FDA, also known as cGMP. We may not be able to continue to operate at commercial scale in compliance with cGMP regulations. Failure to operate in compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could delay our development efforts and impede product sales due to the unavailability of our products and product candidates. In addition, we are dependent on contract manufacturers for the final production of Combidex. In the event that we are unable to obtain or retain final manufacturing for Combidex, we will not be able to develop and commercialize this product as planned. In addition, we may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP regulations and other regulatory requirements. Furthermore, such manufacturers may not be able to deliver required quantities of product that conform to specifications in a timely manner.

We currently have only one manufacturing facility at which we produce limited quantities of ferumoxytol. Some aspects of our manufacturing processes may not be easily scalable to allow for production in larger volumes, resulting in higher than anticipated material, labor and overhead costs per unit. As a result, manufacturing and quality control problems may arise as we increase our level of production. We may not be able to increase our manufacturing capacity in a timely and cost-effective manner and we may experience delays in manufacturing this product. If we are unable to consistently manufacture our products on a timely basis because of these or other factors, we will not be able to meet anticipated demand. As a result, we may lose sales and fail to generate increased revenue and become profitable.

We currently purchase the raw materials used to manufacture our products from third-party suppliers.  We do not, however, have any long-term supply contracts with these third parties. Certain of these raw materials are available from a limited number of suppliers. Alternative sources for these materials may not be readily available. If we cannot obtain sufficient quantities of these materials on commercially reasonable terms, or in a timely manner, we would be unable to manufacture our products on a timely and cost-effective basis, which would hinder our ability to generate revenues from sales of our products and impede our development efforts with respect to our product candidates.

We may not be successful in competing with other companies or our technology may become obsolete.

The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change. We believe that our ability to compete successfully will depend on a number of factors including the implementation of effective marketing campaigns by us or our marketing and distribution partners, development of efficacious products, timely receipt of regulatory approvals and product manufacturing at commercially acceptable costs. We may not be able to successfully develop efficacious products, obtain timely regulatory approvals, manufacture products at commercially acceptable costs, market our products alone or with our partners, gain satisfactory market acceptance, or otherwise successfully compete in the future.

We have many competitors, many of which have substantially greater capital and other resources than we do and represent significant competition for us. These companies may succeed in developing technologies and products that are more effective or less costly than any that we may develop, and may be more successful than we are in developing, manufacturing and marketing products. In addition, our collaborators are not restricted from developing and marketing certain competing products and, as a result of certain cross-license agreements with our competitors (including one of our collaborators), our competitors will be able to utilize elements of our technology in the development of certain competing contrast agents. We may not be able to compete successfully with these companies.  Additionally, further technological and product developments may make other iron replacement therapy products more competitive than ferumoxytol or other imaging modalities more compelling than MRI, and adversely impact sales of our iron replacement and imaging products, respectively.

We may not be able to successfully complete Phase III clinical trials for ferumoxytol for iron replacement therapy, or, if completed, may not be able to obtain regulatory approval. In addition, although we believe ferumoxytol will present benefits over existing products in the IV iron replacement therapy market, this market is highly sensitive to several factors including, but not limited to, reimbursement, price competitiveness and product characteristics such as perceived safety profiles and dosing regimens.  Competing IV iron therapy products may receive greater market acceptance than ferumoxytol.

Market acceptance of both MRI as an appropriate technique for imaging the lymphatic system and cardiac imaging, and the use of our products as part of such imaging, is critical to the success of our contrast agent products. For example, many cardiac imaging procedures are currently being performed using other imaging modalities, such as x-ray, computed tomography, also known as CT, and other imaging methods.  In addition, many contrast-enhanced MRA procedures are currently conducted with gadolinium-based contrast agents which are not specifically approved for use in MRA.  Although we believe that ferumoxytol offers advantages over competing MRI contrast agents and contrast agents used in other imaging modalities, competing contrast agents might receive greater acceptance. Additionally, to the extent that other diagnostic techniques may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI could have an adverse effect on the demand for our contrast agent products.

Our success depends on our ability to maintain the proprietary nature of our technology.

We rely on a combination of patents, trademarks, copyrights and trade secrets in the conduct of our business. The patent positions of pharmaceutical and biopharmaceutical firms are generally uncertain and involve complex legal and factual questions. We may not be successful or timely in obtaining any patents for which we submit applications. The breadth of the claims obtained in our patents may not provide significant protection of our technology. The degree of protection afforded by patents for licensed technologies or for future discoveries may not be adequate to protect our proprietary technology. The patents issued to us may not provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. In addition, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

Moreover, patents issued to us may be contested, invalidated or circumvented. Future patent interference proceedings involving either our patents or patents of our licensors may harm our ability to commercialize our products. Claims of infringement or violation of the proprietary rights of others may be asserted against us. If we are required to defend against such claims or to protect our own proprietary rights against others, it could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could prevent us from marketing and selling our products, limit our development of our product candidates or harm our competitive position and result in additional significant costs.  In addition, any successful claim of infringement asserted against us could subject us to monetary damages or injunction preventing us or our marketing partners from making or selling products.  We also may be required to obtain licenses to use the relevant technology and licenses may not be available on commercially reasonable terms, if at all.

In the future, we may be required to obtain additional licenses to patents or other proprietary rights of others in order to commercialize our products or continue with our development efforts. Such licenses may not be available on acceptable terms, if at all. The failure to obtain such licenses could result in delays in marketing our products or our inability to proceed with the development, manufacturing or sale of our products or product candidates requiring such licenses. In addition, the termination of any of our existing licensing arrangements could impair our revenues and impose additional costs which could limit our ability to sell our products commercially.

The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In countries where we do not have or have not applied for patents on our products, we will be unable to prevent others from developing or selling similar products. In addition, in jurisdictions outside the United States where we have patent rights, we may be unable to prevent unlicensed parties from selling or importing products or technologies derived elsewhere using our proprietary superparamagnetic iron oxide nanoparticle technology.

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

Our success is dependent on third-party reimbursement policies and decisions.

In both the United States and foreign markets, our ability to commercialize our products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly-approved health care products, products used for indications not approved by the FDA and products which have competitors for their approved indications. If the government or third-party payors do not approve our products and related treatments for reimbursement, or for adequate levels of reimbursement, the adoption of our products may be limited, sales may suffer as some physicians or their patients will opt for a competing product that is approved for sufficient reimbursement, and our ability to generate revenue may be impaired. Even if third-party payors make reimbursement available, these payors’ reimbursement policies may negatively impact us and our corporate partners’ ability to sell our products on a profitable basis.

In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to reform the health care system. The trend toward managed healthcare in the United States, the growth of organizations such as health maintenance organizations, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our products which could harm our ability to profit from product sales. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us that may affect the marketing of our current or future products. While we cannot predict the likelihood of any of these legislative or regulatory proposals, if the government or an agency adopts these proposals they could limit our ability to price our products at desired levels.

We are exposed to potential liability claims and we may not be able to maintain or obtain sufficient insurance coverage.

We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials and commercial use. However, coverage is becoming increasingly expensive and we may not be able to maintain insurance at a reasonable cost. Furthermore, our insurance may not provide sufficient coverage amounts to protect us against liability that could deplete our capital resources. We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future. Our insurance coverage and our resources may not be sufficient to satisfy any liability or cover costs resulting from product liability claims. A product liability claim or series of claims brought against us could reduce or eliminate our resources, whether or not the plaintiffs in such claims ultimately prevail. In addition, pursuant to our certificate of incorporation and by-laws, and in order to attract competent candidates, we are obligated to indemnify our officers and directors against certain claims arising from their service to Advanced Magnetics.  Currently, we do not maintain liability insurance to cover such potential claims against our officers and directors.  As a result of our indemnification obligations, any such liability claim or series of claims brought against our officers or directors could deplete or exhaust our resources, regardless of the ultimate disposition of such claims.

We are subject to environmental laws and potential exposure to environmental liabilities.

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of nonhazardous and hazardous wastes, and emissions and discharges into the environment. Failure to comply with these laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of, or failure to remediate properly, these substances could adversely affect the value and the ability to transfer or encumber the property.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

There has been no material change to the information concerning our market-risk sensitive instruments as set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Item 4.            Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) with the participation of the Company’s management, have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are operating in an effective manner and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.  Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at a level that provides such reasonable assurances.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibit

(a) Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  We filed a Current Report on Form 8-K on April 21, 2003 to furnish to the SEC under Item 12 of Form 8-K a copy of our quarterly earnings release for the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.

Date:	August 13, 2003	By	/s/ Jerome Goldstein
Jerome Goldstein, Chief Executive Officer, President, Treasurer and Chairman of the Board of Directors

Date:	August 13, 2003	By	/s/ James A. Matheson
James A. Matheson, Vice President of Finance and Principal Accounting Officer