Form 10-Q
period 2003-12-31
ADVANCED MAGNETICS INC
filed 2004-02-12
CIK 792977

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2003

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

At February 10, 2004, 7,779,470 shares of registrant’s common stock (par value, $.01) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2003

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

ADVANCED MAGNETICS, INC.
BALANCE SHEETS
DECEMBER 31, 2003 AND SEPTEMBER 30, 2003
(Unaudited)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$23,810,444	$23,901,126
Accounts receivable - trade	34,209	366,261
Inventories	186,330	267,761
Prepaid expenses	393,292	464,452
Other assets	—	761,747
Total current assets	24,424,275	25,761,347

Property, plant and equipment:
Land	360,000	360,000
Building and improvements	4,628,295	4,628,295
Laboratory equipment	6,987,396	6,933,871
Furniture and fixtures	796,998	793,552
Total property, plant and equipment	12,772,689	12,715,718
Less - accumulated depreciation and amortization	(9,160,381)	(9,111,452)
Net property, plant and equipment	3,612,308	3,604,266
Total assets	$28,036,583	$29,365,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$254,746	$118,282
Accrued expenses	579,848	601,616
Deferred revenues	2,963,060	2,461,971
Total current liabilities	3,797,654	3,181,869

Long-term liabilities:
Deferred revenues	4,162,615	5,265,669
Total liabilities	7,960,269	8,447,538

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 7,776,095 shares at December 31, 2003 and 7,758,107 shares at September 30, 2003	77,761	77,581
Additional paid-in capital	53,718,398	53,619,640
Accumulated deficit	(33,719,845)	(32,779,146)
Total stockholders’ equity	20,076,314	20,918,075

Total liabilities and stockholders’ equity	$28,036,583	$29,365,613

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED
DECEMBER 31, 2003 AND 2002
(Unaudited)

	First Quarter Ended December 31,
	2003	2002

Revenues:
License fees	$601,964	$1,406,915
Royalties	30,000	148,879
Product sales	—	—
Total revenues	631,964	1,555,794

Cost and expenses:
Cost of product sales	—	—
Research and development expenses	1,116,744	932,142
Selling, general and administrative expenses	466,005	411,567
Total costs and expenses	1,582,749	1,343,709

Operating (loss) income	(950,785)	212,085

Other income (expenses):
Interest and dividend income	10,085	44,458
Net gains on sales of securities	—	22,246
Write-down of marketable securities	—	(644,310)
Total other income (expenses)	10,085	(577,606)

Net loss	$(940,700)	$(365,521)

Loss per share - basic and diluted	$(0.12)	$(0.05)

Weighted average shares outstanding used to compute loss per share - basic and diluted	7,767,101	6,652,580

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS ENDED
DECEMBER 31, 2003 AND 2002
 (Unaudited)

	First Quarter Ended December 31,
	2003	2002

Net loss	$(940,700)	$(365,521)

Other comprehensive income:
Unrealized gains on securities	—	259,032
Reclassification adjustment for losses included in net loss	—	622,064
Other comprehensive income	—	881,096
Comprehensive income (loss)	$(940,700)	$515,575

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED
DECEMBER 31, 2003 AND 2002
(Unaudited)

	First Quarter ended December 31,
	2003	2002
Cash flows from operating activities:
Cash received from customers	$325,357	$58,780
Cash paid to suppliers and employees	(1,242,186)	(1,155,839)
Dividends and interest received	10,085	44,458
Royalties received	36,695	158,510

Net cash used in operating activities	(870,049)	(894,091)

Cash flows from investing activities:
Life insurance policy surrender value received	761,747	—
Proceeds from sales of marketable securities	—	348,496
Purchase of marketable securities	—	(1,291,425)
Capital expenditures	(56,972)	(32,017)

Net cash provided by (used in) investing activities	704,775	(974,946)

Cash flows from financing activities:
Proceeds from the exercise of stock options	74,592	45,905

Net cash provided by financing activities	74,592	45,905

Net decrease in cash and cash equivalents	(90,682)	(1,823,132)

Cash and cash equivalents at beginning of the period	23,901,126	8,557,819

Cash and cash equivalents at end of the period	$23,810,444	$6,734,687

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
RECONCILIATION OF NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
FOR THE QUARTERS ENDED
DECEMBER 31, 2003 AND 2002
 (Unaudited)

	First Quarter ended December 31,
	2003	2002

Net loss	$(940,700)	$(365,521)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	48,930	50,760
Non-cash license fee revenue	(601,964)	(1,406,915)
Non-cash expense associated with stock options	24,347	5,642
Net realized gains on sales of marketable securities	—	(22,246)
Write-down of marketable securities	—	644,310
Changes in operating assets and liabilities:
Accounts receivable	332,052	67,583
Inventories	81,431	(29,240)
Prepaid expenses	71,159	37,797
Accounts payable and accrued expenses	114,696	123,739

Total adjustments	70,651	(528,570)

Net cash used in operating activities	$(870,049)	$(894,091)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

A.                                    Summary of Accounting Policies

Business

Founded in November 1981, Advanced Magnetics, Inc., a Delaware corporation, is a developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products.We are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds for the treatment of chronic anemia and novel imaging agents for use in conjunction with magnetic resonance imaging to aid in the diagnosis of cancer and other diseases.

Basis of Presentation

These financial statements are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and updated, as necessary, in this Quarterly Report on Form 10-Q.  Interim results are not necessarily indicative of the results of operations for the full year.  These interim financial statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

If stock-based compensation for employees had been determined based on SFAS 123, our pro forma net loss and pro forma loss per share for the three-month periods ended December 31, 2003 and 2002 would have been as follows:

	Three-month period ended December 31,
	2003	2002
Reported net loss	$(940,700)	$(365,521)
Pro forma stock compensation expense	(136,354)	(80,571)
Pro forma net loss	$(1,077,054)	$(446,092)
Reported loss per share - basic and diluted	$(0.12)	$(0.05)
Pro forma loss per share - basic and diluted	$(0.14)	$(0.07)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.  SFAS 123 does not apply to awards granted prior to 1995.  We anticipate granting additional awards in future years.

B.  Inventories

Our inventories consisted entirely of raw materials at December 31, 2003 and September 30, 2003.

C.            Income Tax

There were no income tax provisions or benefits for the three-month periods ended December 31, 2003 and December 31, 2002 as we incurred a loss in both periods.  Due to the uncertainty of the realizability of deferred tax assets, a full valuation allowance has been recorded as of December 31, 2003 and December 31, 2002 against these assets.

D.  Earnings (Loss) per Share

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

The components of basic and diluted earnings (loss) per share were as follows:

	Three-Month Period Ended December 31,
	2003	2002
Net loss (A)	$(940,700)	$(365,521)
Weighted average common shares outstanding (B)	7,767,101	6,652,580
Common stock equivalents	—	—
Sum of weighted average common shares outstanding and common stock equivalents (C)	7,767,101	6,652,580
Earnings (loss) per share:
Basic (A/B)	$(0.12)	$(0.05)
Diluted (A/C)	$(0.12)	$(0.05)

Options to purchase a total of 884,847 shares and 858,597 shares of common stock were outstanding for the three-month periods ended December 31, 2003 and 2002, respectively, but were excluded from the computation of diluted earnings per share because such options were anti-dilutive as we had net losses in those periods. Warrants to purchase 261,780 shares of common stock at an exercise price of $15.50 have not been included in the computation of diluted loss per share for the three-month period ended December 31, 2003 because they were anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q.

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that do not describe historical facts are forward-looking statements.  The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements.  In evaluating these statements, you should consider various important factors, including the risks identified under “Certain Factors Which May Impact Future Results” contained in this section of this report and those risks identified in our other Securities and Exchange Commission filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Advanced Magnetics, Inc., a Delaware corporation, is the premier developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products. We are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds for the treatment of chronic anemia and novel imaging agents for use in conjunction with magnetic resonance imaging to aid in the diagnosis of cancer and other diseases.  Ferumoxytol, the next-generation product in our development pipeline, has completed Phase II clinical studies for use as an iron replacement therapeutic in chronic kidney disease patients receiving erythropoietin.  Phase II clinical trials of ferumoxytol for use as a contrast agent in magnetic resonance angiography, also known as MRA, are currently ongoing.  In June 2000, we received an approvable letter, subject to certain conditions, from the U.S. Food and Drug Administration, the FDA, for Combidex®, our contrast agent to aid in the diagnosis of metastatic lymph nodes.  We are currently discussing the outstanding issues from the approvable letter with the FDA in an effort to bring Combidex to market.  Our liver contrast agent, Feridex I.V.®, is approved and marketed in Europe, Japan, the United States, Argentina, South Korea and Israel.  Our oral contrast agent, GastroMARK®, used for delineating the bowel in magnetic resonance imaging, is approved and marketed in Europe and the United States.  Since our inception in 1981, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities.

To date, our marketing partners have had limited commercial success in the sales and marketing of Feridex I.V. and GastroMARK and we have not generated significant revenues from royalties in connection with sales of these products to end users.  Additionally, the launch of a new competitive product to Feridex I.V. in Japan has significantly decreased our royalty revenue, which is a trend that we expect to continue.  Our long-term success will depend, in part, on our ability to obtain FDA approval of Combidex and the sales and marketing efforts of our marketing partner in the United States for Combidex, Cytogen Corporation.  Additionally, our success will depend on our ability to successfully develop and obtain FDA approval for ferumoxytol as an iron therapeutic and as a contrast agent for MRA.  The process of bringing ferumoxytol to market will involve the expenditure of significant resources, both financial and managerial, and may require that we obtain future financing or enter into strategic partnerships to support these efforts.  Our future success also depends on our ability to maintain and scale-up our manufacturing capabilities, to hire and retain key employees, and to successfully respond to technological and other changes in the marketplace.

Our operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: the timing of our recognition of deferred revenue which is affected by the performance of our obligations under our license agreements; the variable nature of our product sales to our marketing partners and the batch size in which our products are manufactured; uneven demand for our products by end users which affects the royalties we receive from our marketing partners; decreasing market demand for Feridex I.V.; the timing and likelihood of FDA approval of Combidex or ferumoxytol; market acceptance of Combidex or ferumoxytol, if approved; the extent of reimbursement for the cost of our approved products from government health administration authorities, private health insurers and other third-party payors; and the fact that a significant portion of our operating expenses is relatively fixed in nature due to our administrative, research and development and manufacturing costs.  Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and we may not achieve profitability or grow revenue in the future.

A substantial portion of our expenses consists of research and development expenses.  We may rely to a greater degree on contract research and development providers in the future as the human clinical development of ferumoxytol in iron replacement therapy moves into Phase III studies.  We expect that research and development expenses will continue to be a significant portion of our total expenses.

Results of Operations for the Quarter Ended December 31, 2003 as Compared to the Quarter Ended December 31, 2002

Revenues

Total revenues for the fiscal quarter ended December 31, 2003 were $631,964 compared to $1,555,794 for the fiscal quarter ended December 31, 2002.  The decrease in revenues in the fiscal quarter ended December 31, 2003, as compared to the fiscal quarter ended December 31, 2002, was due to a decrease in license fee revenue of $804,951 and a decrease in royalties of $118,879.

License fee revenue decreased to $601,964 in the fiscal quarter ended December 31, 2003 from $1,406,915 in the fiscal quarter ended December 31, 2002.  License fee revenue for the fiscal quarter ended December 31, 2003 included the recognition in the period of $417,525 in deferred license fee revenue from a license and marketing agreement signed with Cytogen Corporation in August 2000, compared to $1,222,476 recognized in the fiscal quarter ended December 31, 2002 in connection with this agreement.  License fees associated with the Cytogen agreement are being recognized over the development period based on costs incurred and expected remaining expenditures related to this agreement.  We expect future expenses related to this agreement to remain at current reduced levels through project completion although costs incurred may fluctuate from quarter to quarter based on the timing of expenditures related to our efforts to obtain approval of Combidex.

Royalties decreased to $30,000 in the fiscal quarter ended December 31, 2003 from $148,879 in the fiscal quarter ended December 31, 2002, reflecting a decrease in sales of our approved products by our strategic marketing partners to end users, in particular in Japan due to the introduction of a competitive product during 2003.  Our royalty revenues are entirely dependent on sales of our products by our marketing partners.  Although royalty payments can fluctuate from quarter to quarter based on uneven demand for our products by end users, we expect royalty payments to remain at current lower levels overall.

There were no product sales in either of the fiscal quarters ended December 31, 2003 and 2002.  This is a result of the variable nature of our product sales to our marketing partners from quarter to quarter based on uneven demand and the batch size in which our products are manufactured and shipped.   Although we anticipate future product sales to our marketing partners in fiscal 2004, product sales year over year have been on a downward trend and we expect them to remain at lower levels overall.

Costs and Expenses

There were no costs associated with product sales in the first fiscal quarter of 2004 and 2003 due to the absence of product sales during those periods.

Selling, general and administrative expenses were $466,005 for the fiscal quarter ended December 31, 2003 compared to $411,567 for the fiscal quarter ended December 31, 2002.  The increase in selling, general and administrative expenses from the quarter ended December 31, 2002 is due to overall increases in the use of our professional advisors as a result of ongoing changes in the regulatory environment.  We expect selling, general and administrative expenses to continue to increase on a going-forward basis as we continue our efforts to comply with the changing regulatory environment and as a result of additional insurance obligations.

Research and development expenses increased to $1,116,744 for the fiscal quarter ended December 31, 2003 as compared to $932,142 for the same period in the prior fiscal year.  The increase in expenditures is primarily the result of increased external research and development expenses and an increase in production expenses related to clinical trials for ferumoxytol in iron replacement therapy and MRA and the production of ferumoxytol and Combidex for research and development purposes during the quarter.  Research and development expenses include external expenses, such as costs of clinical trials, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of limited quantities of product needed to support research and development efforts and related costs of facilities.  We expect research and development expenses to continue to increase as we enter into Phase III clinical trials for ferumoxytol in iron replacement therapy.

Our product candidate, ferumoxytol, has completed Phase II clinical trials for use in iron replacement therapy and is in Phase II clinical trials for use in MRA.  Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of ferumoxytol.  In August 2000, we entered into a license and marketing agreement with Cytogen which covers Combidex for all indications and ferumoxytol solely for oncology indications.  At the end of fiscal 2000, we adopted SEC Staff Accounting Bulletin No. 101 and determined to account for the revenue associated with the Cytogen agreement over the development period based on costs incurred and expected remaining expenditures related to this agreement.  As a result, since the end of fiscal 2000, we have tracked our internal research and development expenses in relation to the Cytogen agreement and not by specific research and development project.  Since the end of fiscal 2000 and through the quarter ended December 31, 2003, we incurred aggregate external research and development expenses of approximately $2,130,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol.  The estimated cost of the external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic, including costs related to ongoing and future clinical trial activities, is currently estimated to range from approximately $10,000,000 to $15,000,000.  Phase III clinical trials for ferumoxytol in iron replacement therapy are currently expected to begin in fiscal 2004.  Since we have not yet determined which clinical indications we may seek for the development of ferumoxytol in MRA, we cannot make a specific dollar estimate of the projected external efforts necessary to complete development for ferumoxytol in MRA.  We believe that Phase III clinical trials of ferumoxytol in MRA could begin before the end of calendar 2004.

In June 2000, we received an approvable letter, subject to certain conditions, from the FDA for Combidex, our contrast agent to aid in the diagnosis of lymph node metastases.  We are currently trying to resolve the outstanding issues from the approvable letter with the FDA in an effort to obtain marketing approval for Combidex.  We incurred aggregate internal and external research and development expenses of approximately $13,500,000, through the end of fiscal 2000, in connection with the development of Combidex.  We have not incurred any material additional external research and development expenses since fiscal 2000 related to Combidex nor do we anticipate substantial additional pre-approval clinical trial expenses related to Combidex.  We have, however, incurred internal research and development costs related to our efforts to satisfy the conditions specified in the approvable letter from the FDA since fiscal 2000.

The foregoing discussion includes forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those currently anticipated depending on a variety of factors, as detailed in our periodic filings with the SEC, including but not limited to this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.  Due to these risks and uncertainties, including, but not limited to, those risks and uncertainties associated with clinical trials, the receipt of regulatory approval and third-party reimbursement policies and decisions, we may not be able to complete our research and development projects or to complete them in a timely fashion and, accordingly, we cannot estimate the anticipated completion date of each of our major research and development projects or the period in which material net cash inflows from such projects could be expected to commence.

Other Income and Expenses

Interest, dividends and net gains on sales of securities consisted of the following:

	First Quarter Ended December 31,
	2003	2002

Interest income	$10,085	$17,038
Dividend income	—	27,420
Total	$10,085	$44,458

Net realized gains on sales of securities	$—	$22,246

Interest income was $10,085 in the fiscal quarter ended December 31, 2003 compared to $17,038 for the fiscal quarter ended December 31, 2002.  Although our interest-bearing cash equivalent holdings increased substantially from the period ended December 31, 2002, the decrease in interest income is attributable to a decrease in the rate of return on those holdings.  There was no dividend income in the three-month period ended December 31, 2003 as compared to $27,420 in the three-month period ended December 31, 2002 because we did not hold any dividend-bearing securities during the period.  During the three-month period ended December 31, 2002, we determined that the decline in the carrying value of two securities below their original basis was an other-than-temporary decline. Accordingly, we recorded a write-down of securities of $644,310 for the fiscal quarter ended December 31, 2002 and established a new cost basis for these securities on our balance sheet. In making this determination, we considered, among other factors, the duration of the period that, and extent to which, the fair value of these securities was less than their original cost basis, the financial health and business outlook of the companies that issued the securities, including industry and sector performance, and overall market conditions and trends. We employed a methodology in evaluating whether a decline in the fair value of the marketable securities in our portfolio below cost basis was other than temporary that considered available evidence regarding such marketable securities.

Income Taxes

There were no income tax provisions or benefits for the three-month periods ended December 31, 2003 and 2002, as we incurred a loss in each of those periods.  Due to the uncertainty of the realizability of deferred tax assets, a full valuation allowance has been recorded as of December 31, 2003 and December 31, 2002 against these assets.

Earnings

For the reasons stated above, there was a net loss of $(940,700) or ($0.12) per share for the quarter ended December 31, 2003 compared to a net loss of $(365,521) or $(0.05) per share for the quarter ended December 31, 2002.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities.

At December 31, 2003, our cash and cash equivalents totaled $23,810,444 compared to $23,901,126 at September 30, 2003. The decrease in cash and cash equivalents is primarily the result of funding operating activities, offset by the receipt of the proceeds from a terminated insurance policy described further below.

Over the last four quarters, net cash used in operating activities was approximately $4,900,000, and we believe that our cash and cash equivalents as of December 31, 2003, will be sufficient to cover our future operating cash flow needs for at least eighteen months.  In order to fund our longer-term cash flow needs, if necessary, we will consider from time to time various financing alternatives, including possible future strategic partnerships or additional equity or debt financing.  These financing arrangements may not be available to us on acceptable terms, if at all.

The money market account we utilize for the maintenance of our cash and cash equivalents is a money market mutual fund that is not insured by the Federal Deposit Insurance Corporation.  Any decline in value of this money market mutual fund would result in a substantial reduction in our total assets and cash available for daily operations.

Net cash used in operating activities was $870,049 in the three-month period ended December 31, 2003 compared to $894,091 in the three-month period ended December 31, 2002.  Cash received during the three-month period ended December 31, 2003 included $325,357 from customers, $36,695 from royalties and $10,085 from interest income.  Cash used in operating activities during the three-month period ended December 31, 2003 included $1,242,186 paid to suppliers and employees.   Cash received from customers increased as a result of increased collections from product sales to our marketing partners, however, this was offset by an increase in cash paid to suppliers and employees as a result of clinical studies relating to ferumoxytol, a reduction in interest income received due to the decrease in interest rates on cash equivalent holdings and a reduction in royalties received as a result of increased competition in the marketplace.  We anticipate cash used in operating activities will increase over current levels based on anticipated increases in selling, general and administrative expenses and research and development expenses.

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

Cash provided by investing activities was $704,775 for the three-month period ended December 31, 2003 compared with cash used in investing activities of $974,946 for the three-month period ended December 31, 2002.  Cash provided by investing activities in the three-month period ended December 31, 2003 included capital expenditures and the receipt of $761,747 for a short term asset which represented the cash value of a split-dollar life insurance policy on our CEO that was terminated at the end of fiscal 2003.  Capital expenditures in the three-month period ended December 31, 2003 were $56,972 compared to $32,017 in the three-month period ended December 31, 2002.  The capital expenditures in both periods related to the continuation of our efforts to upgrade laboratory, production and computer equipment.  We have no current commitment for any significant expenditures on property, plant and equipment, however we expect future expenditures to increase in the short term as we continue our manufacturing scale-up of ferumoxytol and upgrade our accounting systems.

Cash provided by financing activities was $74,592 during the three-month period ended December 31, 2003 compared to $45,905 during the three-month period ended December 31, 2002.  The amounts in each period were comprised solely of proceeds from the issuance of our common stock through the exercise of stock options.  There was no cash used in financing activities during the three-month periods ended December 31, 2003 and December 31, 2002.

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

Contractual Obligations

We currently have no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities reflected on our balance sheet.  Our future commitments are as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$53,805	$26,406	$27,399	—	—

We lease equipment under several agreements that expire in 2004, 2005 and 2006.

Certain Factors That May Affect Future Results

The following is a summary description of some of the material risks and uncertainties that may affect our business, including our future financial and operational results. In addition to the other information in this Quarterly Report on Form 10-Q, the following statements should be carefully considered in evaluating our Company.

We may not be able to obtain the necessary regulatory approvals in order to market and sell our products; the approval process is costly and lengthy.

Prior to marketing, every product candidate must undergo an extensive regulatory approval process in the United States and in every other country in which we intend to test and market our product candidates and products.  This regulatory process includes testing and clinical trials of product candidates to demonstrate safety and efficacy and can require many years and the expenditure of substantial resources.  Data obtained from pre-clinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent regulatory approval by the U.S. Food and Drug Administration (FDA) or similar regulatory bodies in foreign countries.  In addition, changes in FDA or foreign regulatory approval policies or requirements may occur or new regulations may be promulgated which may result in a delay or failure to receive FDA or foreign regulatory approval.  Delays and related costs in obtaining regulatory approvals could delay our product commercialization and revenue and consume our resources, both financial and managerial.

One of our product candidates, ferumoxytol, has completed Phase II clinical trials for use in iron replacement therapy. Phase II clinical trials of ferumoxytol for use as a contrast agent in magnetic resonance angiography (MRA) are currently ongoing.  Before applying for FDA approval to market ferumoxytol, we must conduct larger-scale human clinical trials that further demonstrate the safety and efficacy of ferumoxytol to the satisfaction of the FDA and other regulatory authorities.  We may not be able to successfully complete these clinical trials for ferumoxytol, or, if completed, we may not be able to obtain regulatory approval or obtain regulatory approval of the desired scope. We may also be required to demonstrate that ferumoxytol represents an improved form of treatment over existing therapies or diagnostics in order to receive regulatory approval and we may be unable to do so without conducting further clinical studies, if at all.  These types of clinical trials could be significantly large and expensive studies.  If we are unable to fund these clinical trials with cash generated from operations, we may need to seek other sources of financing which may not be available on acceptable terms, if at all.  If we are unable to obtain such alternate financing, we may be forced to curtail our development activities.

Although we have filed a New Drug Application and received an “approvable” letter from the FDA for Combidex® for lymph node metastases, final approval remains subject to the satisfaction of certain conditions imposed by the FDA and labeling must be resolved.  We may be unable to address the conditions imposed in the “approvable” letter to the satisfaction of the FDA.  If we are unable to successfully address the concerns of the FDA, the New Drug Application for Combidex may not be approved, or, if approved, it may not be approved for the indication that we are seeking.  If we are unable to obtain approval for this indication or if the FDA requires labeling that imposes limitations on the use of Combidex, our ability to market the product to the medical community may be hindered.  Any failure to successfully market and sell Combidex would reduce the amount of cash generated from operations available to fund research and development activities which could force us to seek other financing alternatives.

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

The completion rate of our clinical trials also depends on patient enrollment. Clinical trials are often conducted with patients in the most advanced stages of disease. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to the product being tested, but which can nevertheless adversely affect clinical trial results or approvals by the FDA. Clinical testing of pharmaceutical products is itself subject to approvals by various governmental regulatory authorities. We may not be permitted by regulatory authorities to commence or continue clinical trials. Any delays in, or termination of, our clinical trial efforts could negatively affect our future prospects and stock price.

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

•                  decreasing market demand for Feridex I.V.,

•                  the timing and likelihood of FDA approval of Combidex or ferumoxytol,

•                  market acceptance of Combidex or ferumoxytol, if approved,

•                  the extent of reimbursement for the cost of our approved products from government health administration authorities, private health insurers and other third-party payors, and

•                  a significant portion of our operating expenses is relatively fixed in nature due to our administrative, research and development and manufacturing costs which could affect our ability to quickly compensate for a revenue shortfall.

As a result, our quarterly operating results could fluctuate, and this fluctuation could cause the market price of our common stock to decline. Results from one quarter should not be used as an indication of future performance.

Our stock price has been and may continue to be volatile, and your investment in our stock could decline in value or fluctuate significantly.

The market price of our common stock has been, and may continue to be, volatile.  This price has ranged between $4.12 and $15.24 in the fifty-two week period prior to February 10, 2004.  The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies.  Various factors and events, including announcements by us or our competitors concerning results of regulatory actions, technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, or public concern regarding the safety of products developed by us or others, may have a significant impact on the market price of our common stock.  Thus, as a result of events both within and beyond our control, our stock price could fluctuate significantly or lose value rapidly.  In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of February 10, 2004, our shares had an average 90-day trading volume of approximately 25,000 shares.  Bulk sales or purchases of our stock in a short period of time could cause the market price for our shares to decline or fluctuate drastically.

We may need additional capital to achieve our business objectives.

We have expended and will continue to expend substantial funds to complete the research, development, clinical trials, regulatory approvals and other activities necessary to achieve final commercialization of our products.  We estimate that our existing cash resources will be sufficient to finance our operations at current and projected levels of development and general corporate activity for at least the next eighteen months.  Thereafter, we may require additional funds to continue our research and development, commence future pre-clinical and clinical trials, seek regulatory approvals, establish commercial-scale manufacturing capabilities and market and sell our products.  We may seek such financing through arrangements with collaborative partners or through public or private sales of our securities, including equity securities. We may not be able to obtain financing on acceptable terms, if at all.  Any additional equity financings could be dilutive to our stockholders.  If adequate additional funds are not available to us in the long-term, we may be required to curtail significantly one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products or product candidates on terms that we might otherwise find unacceptable.

We have a limited number of customers and are dependent on our collaborative relationships.

Our strategy for the development, commercialization and marketing of our product candidates has been to enter into strategic partnerships with various corporate partners, licensees, and other collaborators.  We rely on a limited number of marketing and distribution partners to market and sell our approved products, Feridex I.V.® and GastroMARK®, both in the U.S. and in foreign countries, and we depend on these strategic partners for a significant portion of our revenue.  Two companies were responsible for approximately 96% of our revenue during the fiscal quarter ended December 31, 2003.  Cytogen represented approximately 66% of our revenue in the fiscal quarter ended December 31, 2003, all of which represented recognition of deferred revenue.  A decrease in revenue from any of our significant marketing and distribution partners could seriously impair our overall revenues.  In some cases, we have granted exclusive rights to these partners.  If these partners are not successful in marketing our products, or if these partners fail to meet minimum sales requirements or projections, our ability to generate revenue would be harmed.  In addition, we might incur additional costs in an attempt to enforce our contractual rights, renegotiate agreements, find new partners or market our own products.  In some cases, we are dependent upon some of our collaborators to conduct clinical testing, to obtain regulatory approvals and to manufacture and market our products. We may not be able to derive any revenues from these arrangements.  If any of our collaborators breaches its agreement with us or otherwise fails to perform, such event could impair our revenue and impose on us additional costs.  In addition, many of our corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with other competitors.  Given these and other risks, our current and future collaborative efforts may not be successful.  Failure of these efforts could delay our product development or impair commercialization of our products.

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

For a variety of reasons, many of which are beyond our control, our products may not achieve market acceptance or become commercially successful. If our products do not receive market acceptance for any reason, it may limit sales of our products and reduce our revenues from royalties and direct sales, if any.  The degree of market acceptance of any of our products will depend on a number of factors, including:

•                  the establishment and demonstration in the medical community of the clinical efficacy and safety of our products,

•                  our products’ potential advantage over existing treatments or diagnostic methods, and

•                  reimbursement policies of government and third-party payors, including insurance companies.

For example, even if we obtain regulatory approval to sell our products, physicians and health care payors could conclude that our products are not safe or effective and decide not to use them to treat patients. Our competitors may also develop new technologies or products which are more effective or less costly, or that are perceived as more effective or cost-effective than our products. Physicians, patients, third-party payors or the medical community in general may fail to accept or choose not to use any of the products that we develop.

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

We lack marketing and sales experience.

We have limited experience in marketing and selling our products and product candidates and rely on our corporate partners to market and sell Feridex I.V. and GastroMARK and have agreed to permit Cytogen to do so, pending FDA approval, for Combidex.  In order to achieve commercial success for any product candidate approved by the FDA for which we do not have a marketing partner, we may have to develop a marketing and sales force or enter into arrangements with others to market and sell our products.  If we choose to market and sell any of our product candidates ourselves, we may encounter difficulties in attracting and retaining qualified marketing and sales personnel.  In addition, in order to establish our own marketing and sales force, we would have to raise substantial amounts of additional capital to support the costs associated with such an effort.  We may not be able to secure such additional financing on terms acceptable to us, if at all.  We also may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all. Furthermore, we, or our corporate partners, may not be successful in marketing and selling our products.

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

We manufacture bulk Feridex I.V. and GastroMARK as well as Feridex I.V. finished product, for sale by our marketing partners, and ferumoxytol for use in human clinical trials, in our Massachusetts facility. Pending FDA approval, we intend to manufacture Combidex formulated drug product at our Massachusetts facility as well.  This facility is subject to current Good Manufacturing Practices regulations prescribed by the FDA, also known as cGMP.  We may not be able to continue to operate at commercial scale in compliance with cGMP regulations.  Failure to operate in compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could delay our development efforts and impede product sales due to the unavailability of our products and product candidates.  In addition, we are dependent on contract manufacturers for the final production of Combidex. In the event that we are unable to obtain or retain final manufacturing for Combidex, we will not be able to develop and commercialize this product as planned.  In addition, we may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP regulations and other regulatory requirements.  Furthermore, such manufacturers may not be able to deliver required quantities of product that conform to specifications in a timely manner.

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

Moreover, patents issued to us may be contested or invalidated.  Future patent interference proceedings involving either our patents or patents of our licensors may harm our ability to commercialize our products.  Claims of infringement or violation of the proprietary rights of others may be asserted against us.  If we are required to defend against such claims or to protect our own proprietary rights against others, it could result in substantial costs to us and distraction of our management.  An adverse ruling in any litigation or administrative proceeding could prevent us from marketing and selling our products, limit our development of our product candidates or harm our competitive position and result in additional significant costs.  In addition, any successful claim of infringement asserted against us could subject us to monetary damages or injunction preventing us or our marketing partners from making or selling products.  We also may be required to obtain licenses to use the relevant technology and licenses may not be available on commercially reasonable terms, if at all.

In the future, we may be required to obtain additional licenses to patents or other proprietary rights of others in order to commercialize our products or continue with our development efforts.  Such licenses may not be available on acceptable terms, if at all.  The failure to obtain such licenses could result in delays in marketing our products or our inability to proceed with the development, manufacture or sale of our products or product candidates requiring such licenses.  In addition, the termination of any of our existing licensing arrangements could impair our revenues and impose additional costs which could limit our ability to sell our products commercially.

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

In both the United States and foreign markets, our ability to commercialize our products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors.  Significant uncertainty exists as to the reimbursement status of newly-approved healthcare products, products used for indications not approved by the FDA and products which have competitors for their approved indications.  If the government or third-party payors do not approve our products and related treatments for reimbursement, or for adequate levels of reimbursement, the adoption of our products may be limited, sales may suffer as some physicians or their patients will opt for a competing product that is approved for sufficient reimbursement, and our ability to generate revenue may be impaired. Even if third-party payors make reimbursement available, these payors’ reimbursement policies may negatively impact us and our corporate partners’ ability to sell our products on a profitable basis.

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

We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials and commercial use.  However, coverage is becoming increasingly expensive and costs will continue to increase as our clinical trial activities for ferumoxytol enter Phase III and we may not be able to maintain insurance at a reasonable cost.  Furthermore, our insurance may not provide sufficient coverage amounts to protect us against liability that could deplete our capital resources.  We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future.  Our insurance coverage and our resources may not be sufficient to satisfy any liability or cover costs resulting from product liability claims.  A product liability claim or series of claims brought against us could reduce or eliminate our resources, whether or not the plaintiffs in such claims ultimately prevail.  In addition, pursuant to our certificate of incorporation and by-laws, and in order to attract competent candidates, we are obligated to indemnify our officers and directors against certain claims arising from their service to Advanced Magnetics.  We maintain directors and officers liability insurance to cover such potential claims against our officers and directors, however this insurance may not be adequate for certain claims and deductibles apply.  As a result of our indemnification obligations and in instances where insurance coverage is not available or insufficient, any liability claim or series of claims brought against our officers or directors could deplete or exhaust our resources, regardless of the ultimate disposition of such claims.

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended December 31, 2003 there was no material change to the information concerning our market-risk sensitive instruments as set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

We filed a Current Report on Form 8-K on November 12, 2003 to furnish to the SEC under Item 12 a copy of our quarterly and year-end earnings for the fourth fiscal quarter and fiscal year ended September 30, 2003.

We filed a Current Report on Form 8-K on November 20, 2003 under Item 5 to disclose a press release that announced the appointment of two new members to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.

Date:	February 12, 2004	By	/s/ Jerome Goldstein
Jerome Goldstein, Chief Executive Officer, President, Treasurer and Chairman of the Board of Directors

Date:	February 12, 2004	By	/s/ James A. Matheson
James A. Matheson, Vice President of Finance and Principal Accounting Officer