Form 10-Q
period 2004-03-31
ADVANCED MAGNETICS INC
filed 2004-05-13
CIK 792977

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

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

At May 10, 2004, 7,811,476 shares of registrant’s common stock (par value, $.01) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

ADVANCED MAGNETICS, INC.

BALANCE SHEETS

MARCH 31, 2004 AND SEPTEMBER 30, 2003

(Unaudited)

	March 31, 2004	September 30, 2003
ASSETS

Current assets:
Cash and cash equivalents	$7,411,858	$23,901,126
Short-term investments	9,928,446	––
Accounts receivable - trade	128,976	366,261
Inventories	257,250	267,761
Prepaid expenses and other assets	548,551	1,226,199
Total current assets	18,275,081	25,761,347

Property, plant and equipment:
Land	360,000	360,000
Building and improvements	4,629,748	4,628,295
Laboratory equipment	7,002,706	6,933,871
Furniture and fixtures	824,400	793,552
Total property, plant and equipment	12,816,854	12,715,718
Less-accumulated depreciation and amortization	(9,209,312)	(9,111,452)
Net property, plant and equipment	3,607,542	3,604,266
Long-term investments	4,856,581	––
Other assets	100,000	––
Total assets	$26,839,204	$29,365,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$155,977	$118,282
Accrued expenses	619,698	601,616
Deferred revenues	3,013,539	2,461,971
Total current liabilities	3,789,214	3,181,869

Long-term liabilities:
Deferred revenues	3,503,312	5,265,669
Total liabilities	7,292,526	8,447,538

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	––	––
Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 7,809,851 shares at March 31, 2004 and 7,758,107 shares at September 30, 2003	78,099	77,581
Additional paid-in capital	53,754,426	53,619,640
Accumulated deficit	(34,285,847)	(32,779,146)
Total stockholders’ equity	19,546,678	20,918,075

Total liabilities and stockholders’ equity	$26,839,204	$29,365,613

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED

MARCH 31, 2004 AND 2003

(Unaudited)

	Three-Month Period Ended March 31,		Six-Month Period Ended March 31,
	2004	2003	2004	2003

Revenues:
License fees	$608,824	$785,817	$1,210,788	$2,192,732
Royalties	70,000	228,131	100,000	377,010
Product sales	87,706	––	87,706	––
Total revenues	766,530	1,013,948	1,398,494	2,569,742

Cost and expenses:
Cost of product sales	32,806	––	32,806	––
Research and development expenses	816,802	1,586,070	1,933,546	2,518,212
Selling, general and administrative expenses	532,767	448,078	998,772	859,645
Total costs and expenses	1,382,375	2,034,148	2,965,124	3,377,857

Operating loss	(615,845)	(1,020,200)	(1,566,630)	(808,116)

Other income (expenses):
Interest and dividend income	49,844	35,092	59,929	79,550
Net gains on sales of securities	––	212,838	––	235,084
Write-down of marketable securities	––	––	––	(644,310)
Total other income (expenses)	49,844	247,930	59,929	(329,676)

Loss before refund of income taxes	(566,001)	(772,270)	(1,506,701)	(1,137,791)
Refund of income taxes	––	(124,752)	––	(124,752)
Net loss	$(566,001)	$(647,518)	$(1,506,701)	$(1,013,039)

Loss per share – basic and diluted	$(0.07)	$(0.10)	$(0.19)	$(0.15)

Weighted average shares outstanding used to compute loss per share — basic and diluted	7,793,161	6,660,580	7,780,707	6,656,213

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED

MARCH 31, 2004 AND 2003

(Unaudited)

	Three-Month Period Ended March 31,		Six-Month Period Ended March 31,
	2004	2003	2004	2003

Net loss	$(566,001)	(647,518)	$(1,506,701)	$(1,013,039)

Other comprehensive loss:
Unrealized gains (losses) on securities	––	(109,110)	––	149,923
Reclassification adjustment for (gains) losses included in net loss	––	(212,838)	––	409,225
Other comprehensive income (loss)	––	(321,948)	––	559,148
Comprehensive loss	$(566,001)	$(969,466)	$(1,506,701)	$(453,891)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED

MARCH 31, 2004 AND 2003

(Unaudited)

	Six-Month Periods Ended March 31,
	2004	2003
Cash flows from operating activities:
Cash received from customers	$326,357	$61,380
Cash paid to suppliers and employees	(2,836,520)	(2,761,619)
Dividends and interest received	228,751	79,550
Royalties received	99,570	368,260

Net cash used in operating activities	(2,181,842)	(2,252,429)

Cash flows from investing activities:
Life insurance policy surrender value received	761,747	––
Proceeds from sales of marketable securities	––	4,764,232
Proceeds from sales of short-term investments	4,920,000	––
Purchase of marketable securities	––	(1,291,425)
Purchase of investments	(19,994,705)	––
Capital expenditures	(101,136)	(82,587)

Net cash provided by (used in) investing activities	(14,414,094)	3,390,220

Cash flows from financing activities:
Proceeds from the exercise of stock options	106,668	52,116

Net increase (decrease) in cash and cash equivalents	(16,489,268)	1,189,907

Cash and cash equivalents at beginning of the period	23,901,126	8,557,819

Cash and cash equivalents at end of the period	$7,411,858	$9,747,726

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

RECONCILIATION OF NET LOSS

TO NET CASH USED IN OPERATING ACTIVITIES

FOR THE SIX-MONTH PERIODS ENDED

MARCH 31, 2004 AND 2003

(Unaudited)

	Six-Month Periods Ended March 31,
	2004	2003

Net loss	$(1,506,701)	$(1,013,039)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	97,860	101,520
Non-cash license fee revenue	(1,210,789)	(2,192,732)
Non-cash expense associated with stock options	28,636	18,754
Amortization of bond discount	89,239	––
Net realized gains on sales of marketable securities	––	(235,084)
Write-down of marketable securities	––	644,310

Changes in operating assets and liabilities:
Accounts receivable	237,285	55,054
Inventories	10,511	(30,300)
Prepaid expenses	116,340	(31,210)
Accounts payable and accrued expenses	55,777	430,298
Other assets	(100,000)	––

Total adjustments	(675,141)	(1,239,390)

Net cash used in operating activities	$(2,181,842)	$(2,252,429)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

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

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and updated, as necessary, in our Quarterly Reports on Form 10-Q.  Interim results are not necessarily indicative of the results of operations for the full year.  These interim financial statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

If stock-based compensation for employees had been determined based on SFAS 123, our pro forma net loss and pro forma loss per share for the three-month periods ended March 31, 2004 and 2003 would have been as follows:

	Three-month periods ended March 31,
	2004	2003
Reported net loss	$(566,001)	$(647,518)
Pro forma stock compensation expense	(151,986)	(72,732)
Pro forma net loss	$(717,987)	$(720,250)
Reported loss per share - basic and diluted	$(0.07)	$(0.10)
Pro forma loss per share - basic and diluted	$(0.09)	$(0.11)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.  SFAS 123 does not apply to awards granted prior to 1995.  We anticipate granting additional awards in future years.

Fair Value of Financial Instruments

        Financial instruments consist of cash equivalents, short-term and long-term investments, accounts receivable and accounts payable.  The estimated fair value of our financial instruments approximates their carrying values.

B.                                    Investments

As of March 31, 2004, our short-term and long-term investments, comprised of U.S. Treasury Notes, consisted solely of investments classified as held-to-maturity, which are recorded at amortized cost.  We held no short-term or long-term investments or marketable securities as of September 30, 2003.

C.                                    Inventories

The major classes of inventories were as follows:

	March 31, 2004	September 30, 2003

Raw materials	$132,611	$267,761
Work in process	46,002	—
Finished goods	78,637	—
Total inventories	$257,250	$267,761

The aggregate amount of overhead charged to and remaining in inventory as of March 31, 2004 is $93,152.

D.                                    Income Taxes

There was no income tax provision or benefit for the three and six-month periods ended March 31, 2004 as we incurred a loss in both periods.  Due to the uncertainty of the realizability of deferred tax assets, including our loss carryforwards, a full valuation allowance has been recorded as of March 31, 2004 against these assets.  During the three and six-month periods ended March 31, 2003, an income tax refund was recognized in the amount of $124,752.  This amount relates to a refund of the alternative minimum taxes paid during fiscal 2000.  We were eligible for this refund due to a change in tax law.

E.                                      Earnings (Loss) per Share

We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the respective period.  We compute diluted earnings per share by dividing net income by the sum of the weighted average common shares outstanding and common stock equivalents during the respective period.  Common stock equivalents consist of the net common shares issuable upon the exercise of in-the-money stock options under the treasury stock method.

The components of basic and diluted loss per share were as follows:

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2004	2003	2004	2003

Net loss (A)	$(566,001)	$(647,518)	$(1,506,701)	$(1,013,039)
Weighted average common shares outstanding (B)	7,793,161	6,660,580	7,780,707	6,656,213
Common stock equivalents	—	—	—	—
Sum of weighted average common shares outstanding and common stock equivalents (C)	7,793,161	6,660,580	7,780,707	6,656,213
Loss per share:
Basic (A/B)	$(0.07)	$(0.10)	$(0.19)	$(0.15)
Diluted (A/C)	$(0.07)	$(0.10)	$(0.19)	$(0.15)

Options to purchase a total of 888,847 shares and 878,097 shares of common stock were outstanding for the three and six-month periods ended March 31, 2004 and 2003, respectively, but were excluded from the computation of diluted earnings per share because such options were anti-dilutive as we had net losses in those periods.  Warrants to purchase 261,780 shares of common stock at an exercise price of $15.50 have not been included in the computation of diluted loss per share for the three and six-month periods ended March 31, 2004 because they were anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that do not describe historical facts are forward-looking statements.  The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements.  In evaluating these statements, you should consider various important factors, including the risks identified under “Certain Factors That May Affect Future Results” contained in this section of this report and those risks identified in our other Securities and Exchange Commission filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Advanced Magnetics, Inc., a Delaware corporation, is the premier developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products.  We are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds for the treatment of chronic anemia and novel imaging agents for use in conjunction with magnetic resonance imaging to aid in the diagnosis of cancer and other diseases.  Since the end of the quarter, we initiated Phase III clinical studies for ferumoxytol, the next-generation product in our development pipeline, in iron replacement therapy for anemic chronic kidney disease patients.  Phase II clinical trials of ferumoxytol for use as a contrast agent in magnetic resonance angiography, also known as MRA, are currently ongoing.  In June 2000, we received an approvable letter, subject to certain conditions, from the U.S. Food and Drug Administration, the FDA, for Combidex®, our contrast agent to aid in the diagnosis of lymph node metastases.  We are currently trying to resolve the outstanding issues from the approvable letter with the FDA in an effort to bring Combidex to market.  Our liver contrast agent, Feridex I.V.®, is approved and marketed in Europe, Japan, the United States, Argentina, South Korea and Israel.  Our oral contrast agent, GastroMARK®, used for delineating the bowel in magnetic resonance imaging, is approved and marketed in Europe and the United States.

Since our inception in 1981, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities.  To date, our marketing partners have had limited commercial success in the sales and marketing of Feridex I.V. and GastroMARK and we have not generated significant revenues from royalties in connection with sales of these products to end users.  Additionally, the launch of a new competitive product to Feridex I.V. in Japan in 2003 has significantly decreased our royalty revenue from sales in Japan and we do not expect those revenues to return to historic levels.  Our long-term success will depend, in part, on our ability to obtain FDA approval of Combidex and the sales and marketing efforts of our marketing partner in the United States for Combidex, Cytogen Corporation.  Additionally, our success will depend on our ability to successfully develop and obtain FDA approval for ferumoxytol as an iron replacement therapeutic and as a contrast agent for MRA.  The process of bringing ferumoxytol to market will involve the expenditure of significant resources, both financial and managerial, and may require that we obtain future financing or enter into strategic partnerships to support these efforts.  Our future success also depends on our ability to maintain and scale-up our manufacturing capabilities, to hire and retain key employees, and to successfully respond to technological and other changes in the marketplace.

Our operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including: the timing of our recognition of deferred revenue which is affected by the performance of our obligations under our license agreements; the timing of external research and development expenses, which are expected to fluctuate quarter to quarter; the timing of FDA approval of Combidex or ferumoxytol; market acceptance of Combidex or ferumoxytol, if approved; the variable nature of our product sales to our marketing partners and the batch size in which our products are manufactured; uneven demand for our products by end users which affects the royalties we receive from our marketing partners; decreasing market demand for Feridex I.V.; the extent of reimbursement for the cost of our approved products from government health administration authorities, private health insurers and other third-party payors; and the fact that a significant portion of our operating expenses, consisting primarily of payroll and benefits, depreciation and facilities expenses, is relatively fixed in nature.  Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and we may not achieve profitability or grow revenue in the future.

A substantial portion of our expenses consists of research and development expenses.  In our Phase III development efforts for ferumoxytol in iron replacement therapy, we will rely to a greater degree on contract research and development service providers as compared to other development initiatives in the past.  We expect that research and development expenses will continue to be a significant portion of our total expenses.

Results of Operations for the Quarter Ended March 31, 2004 as Compared to the Quarter Ended March 31, 2003

Revenues

Total revenues for the second fiscal quarter ended March 31, 2004 were $766,530 compared to $1,013,948 for the second fiscal quarter ended March 31, 2003.  The decrease in revenues in the second fiscal quarter ended March 31, 2004, compared to the second fiscal quarter ended March 31, 2003, was primarily the result of a decrease in the recognition of deferred license fee revenue and a decrease in royalties received from our marketing partner in Japan.

License fee revenue decreased to $608,824 in the second fiscal quarter ended March 31, 2004 from $785,817 in the second fiscal quarter ended March 31, 2003.  License fee revenue for the fiscal quarter ended March 31, 2004 included the recognition in the period of $424,385 in deferred license fee revenue from a license and marketing agreement signed with Cytogen in August 2000, compared to $601,378 recognized in the fiscal quarter ended March 31, 2003 in connection with this agreement.  License fees associated with the Cytogen agreement are being recognized over the development period based on costs incurred and expected remaining expenditures related to this agreement.  As a result of fluctuations in expenditures related to our efforts to obtain approval of Combidex, costs incurred during the second fiscal quarter ended March 31, 2004 were reduced and there was a corresponding reduction in deferred revenue recognition associated with the Cytogen agreement during the quarter as compared with the same period in the prior fiscal year.  We expect future expenses related to this agreement to continue to vary based on fluctuations in our activities related to Combidex.

Royalties decreased to $70,000 in the fiscal quarter ended March 31, 2004 from $228,131 in the fiscal quarter ended March 31, 2003, reflecting a decrease in sales of our approved products by our strategic marketing partners to end users, in particular in Japan due to the introduction of a competitive product during 2003.  Our royalty revenues are entirely dependent on sales of our products by our marketing partners.  Although royalty payments can fluctuate from quarter to quarter based on uneven demand for our products by end users, we do not expect royalty payments to return to historic levels.

There were $87,706 in product sales to our marketing partners in the second fiscal quarter ended March 31, 2004 compared to no product sales in the second fiscal quarter ended March 31, 2003.  This increase is a result of the variable nature of our product sales to our marketing partners from quarter to quarter based on uneven demand and the batch size in which our products are manufactured and shipped.  Although we anticipate future product sales to our marketing partners in fiscal 2004, we expect product sales to remain at lower levels overall.

Costs and Expenses

We incurred costs of $32,806 for products sold in the fiscal quarter ended March 31, 2004 which constituted approximately 37% of product sales during the period.  There was no cost associated with product sales during the second quarter ended March 31, 2003 due to the absence of product sales during the period.

Selling, general and administrative expenses were $532,767 for the second fiscal quarter ended March 31, 2004 compared to $448,078 for the second fiscal quarter ended March 31, 2003.  The increase in selling, general and administrative expenses from the quarter ended March 31, 2003 is due to overall increases in the use of our professional advisors and increased insurance costs as a result of ongoing changes in the regulatory environment.  We expect selling, general and administrative expenses to continue to increase on a going-forward basis as we continue our efforts to comply with the changing regulatory environment and as a result of additional insurance obligations.

Research and development expenses decreased to $816,802 for the second fiscal quarter ended March 31, 2004 as compared to $1,586,070 for the same period in the prior fiscal year.  The decrease in expenditures is primarily the result of a decrease in external research and development expenses due to the completion of Phase II clinical studies of ferumoxytol in iron replacement therapy.  Research and development expenses include external expenses, such as costs of clinical trials, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of limited quantities of product needed to support research and development efforts and related costs of facilities.  Despite the decrease in the period, we expect research and development expenses to increase significantly as a result of the launch of Phase III clinical trials for ferumoxytol in iron replacement therapy.

We have commenced Phase III clinical trials of ferumoxytol for use in iron replacement therapy and are continuing Phase II clinical trials of ferumoxytol for use in MRA.  Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of ferumoxytol.  In August 2000, we entered into a license and marketing agreement with Cytogen, which covers Combidex for all indications and ferumoxytol solely for oncology indications.  At the end of fiscal 2000, we adopted SEC Staff Accounting Bulletin No. 101 and determined to account for the revenue associated with the Cytogen agreement over the development period based on costs incurred and expected remaining expenditures related to this agreement.  As a result, since the end of fiscal 2000, we have tracked our internal research and development expenses in relation to the Cytogen agreement and not by specific research and development project.  Since the end of fiscal 2000 and through the quarter ended March 31, 2004, we incurred aggregate external research and development expenses of approximately $2,531,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol.  The estimated cost of the external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic, including costs related to ongoing and future clinical trial activities, is currently estimated to range from approximately $12,000,000 to $15,000,000.  We currently expect to submit a New Drug Application to the FDA for ferumoxytol in iron replacement therapy by the end of calendar 2005.  Since we have not yet determined which clinical indications we may seek for the development of ferumoxytol in MRA, we cannot make a specific dollar estimate of the projected external efforts necessary to complete development for ferumoxytol in MRA.  Phase III clinical trials of ferumoxytol in MRA are expected to begin in 2005.

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

Other Income and Expenses

Interest, dividends and net gains on sales of securities consisted of the following:

	Three-Month Periods Ended March 31,
	2004	2003

Interest income	$49,844	$6,572
Dividend income	—	28,520
Total	$49,844	$35,092

Net realized gains on sales of securities	$—	$212,838

Interest income was $49,844 in the fiscal quarter ended March 31, 2004 compared to $6,572 for the fiscal quarter ended March 31, 2003.  The increase in interest income is primarily attributable to a substantial increase during the fiscal quarter ended March 31, 2004 in our interest-bearing investments, mainly U.S. Treasury Notes, from the period ended March 31, 2003.  There was no dividend income in the three-month period ended March 31, 2004 as compared to $28,520 in the three-month period ended March 31, 2003 because we did not hold any dividend-bearing securities during the period.  There were no net gains on the sale of marketable securities in the second fiscal quarter ended March 31, 2004 compared to net gains on the sale of marketable securities of $212,838 in the second fiscal quarter ended March 31, 2003 because we did not sell any marketable securities in the three-month period ended March 31, 2004.  Offsetting the gain of $651,280 in the second fiscal quarter ended March 31, 2003, we recognized approximately $438,442 in losses.

Income Taxes

There was no income tax provision or benefit for the three-month period ended March 31, 2004 as we incurred a loss in that period.  Due to the uncertainty of the realizability of deferred tax assets, including our loss carryforwards, a full valuation allowance has been recorded as of March 31, 2004 against these assets.  During the three-month period ended March 31, 2003, an income tax refund was recognized in the amount of $124,752.  This amount relates to a refund of the alternative minimum taxes paid during fiscal 2000.  We were eligible for this refund due to a change in tax law.

Earnings

For the reasons stated above, there was a net loss of $(566,001) or $(0.07) per share for the quarter ended March 31, 2004 compared to a net loss of $(647,518) or $(0.10) per share for the quarter ended March 31, 2003.

Results of Operations for the Six Months Ended March 31, 2004 as Compared to the Six Months Ended March 31, 2003

Revenues

Total revenues for the six-month period ended March 31, 2004 were $1,398,494 compared to $2,569,742 for the six-month period ended March 31, 2003.  The decrease in revenues was primarily the result of a decrease in the recognition of deferred license fee revenue.

License fee revenue decreased to $1,210,788 in the six months ended March 31, 2004 from $2,192,732 in the six months ended March 31, 2003.  License fee revenue for the six months ended March 31, 2004 included the recognition in the period of $841,910 in deferred license fee revenue from the Cytogen agreement, as compared to recognition of $1,823,854 in deferred license fee revenue for the six months ended March 31, 2003.  As a result of fluctuations in expenditures related to our efforts to obtain approval of Combidex, costs incurred during the six-month period ended March 31, 2004 were reduced and there was a corresponding reduction in deferred revenue recognition associated with the Cytogen agreement during this period as compared with the same period in the prior fiscal year.  We expect future expenses related to this agreement to continue to vary based on fluctuations in our activities related to Combidex.

Royalties were $100,000 for the six-month period ended March 31, 2004 compared with royalties of $377,010 for the six-month period ended March 31, 2003 reflecting a decrease in sales of our approved products by our marketing partners to end users during the period, in particular in Japan due to the introduction of a competitive product during 2003.

There were $87,706 in product sales for the six-month period ended March 31, 2004 compared to no product sales for the six-month period ended March 31, 2003.  This increase is a result of the variable nature of our product sales to our marketing partners from quarter to quarter based on uneven demand and the batch size in which our products are manufactured and shipped.

Costs and Expenses

The costs associated with product sales were $32,806 during the six-month period ended March 31, 2004 compared to no costs associated with product sales for the six-month period ended March 31, 2003 due to the absence of product sales during the period.  The cost of product sales for the six-month period ended March 31, 2004 was 37% of product sales.

Selling, general and administrative expenses increased to $998,772 for the six-month period ended March 31, 2004 from $859,645 for the same period in the prior fiscal year.  The increase in expenditures for selling, general and administrative costs is due to overall increases in the use of our professional advisors and increased insurance costs as a result of ongoing changes in the regulatory environment.

Research and development expenses for the six-month period ended March 31, 2004 were $1,933,546 compared to $2,518,212 for the same period in fiscal 2003.  The decrease in expenditures is primarily the result of a decrease in external research and development expenses due to the completion of Phase II clinical studies of ferumoxytol in iron replacement therapy.

Other Income and Expenses

Interest, dividends and net gains on sales of securities consisted of the following:

	Six-Month Periods Ended March 31,
	2004	2003

Interest income	$59,929	$23,610
Dividend income	—	55,940
Total	$59,929	$79,550

Net realized gains on sales of securities	$—	$235,084
Write-down of marketable securities	$—	$(644,310)

Interest income was $59,929 in the six-month period ended March 31, 2004 compared to $23,610 for the six-month period ended March 31, 2003.  The increase in interest income is primarily attributable to a substantial increase during the six-month period ended March 31, 2004 in our interest-bearing investments, mainly U.S. Treasury Notes, as compared to the six-month period ended March 31, 2003.  There was no dividend income in the six-month period ended March 31, 2004 as compared to $55,940 in the six-month period ended March 31, 2003 because we did not hold any dividend-bearing securities during the period.  There were no net gains on the sale of securities in the six-month period ended March 31, 2004 compared to net gains on the sale of securities of $235,084 in the six-month period ended March 31, 2003 because we did not sell any securities during the six-month period ended March 31, 2004.  Offsetting the gain of $673,526 in the six-month period ended March 31, 2003, we recognized approximately $438,442 in losses.  During the six-month period ended March 31, 2003, we determined that the decline in the carrying value of two securities below their original basis was an other-than-temporary decline.  Accordingly, we recorded a write-down of securities of $644,310 for the period ended March 31, 2003 and established a new cost basis for these securities on our balance sheet.  In making this determination, we considered, among other factors, the duration of the period that, and extent to which, the fair value of these securities was less than their original cost basis, the financial health and business outlook of the companies that issued the securities, including industry and sector performance, and overall market conditions and trends.  We employed a methodology in evaluating whether a decline in the fair value of the marketable securities in our portfolio below cost basis was other than temporary that considered available evidence regarding such marketable securities.

Income Taxes

There was no income tax provision or benefit for the six-month period ended March 31, 2004 as we incurred a loss in that period.  Due to the uncertainty of the realizability of deferred tax assets, including our loss carryforwards, a full valuation allowance has been recorded as of March 31, 2004 against these assets.  During the six-month period ended March 31, 2003, an income tax refund was recognized in the amount of $124,752.  This amount relates to a refund of the alternative minimum taxes paid during fiscal 2000.  We were eligible for this refund due to a change in tax law.

Earnings

For the reasons stated above, there was a net loss of $(1,506,701) or $(0.19) per share for the six months ended   March 31, 2004 compared to a net loss of $(1,013,039) or $(0.15) per share for the six months ended March 31, 2003.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities.

At March 31, 2004, our cash and cash equivalents totaled $7,411,858 compared to $23,901,126 at September 30, 2003.  We held short-term and long-term investments, mainly U.S. Treasury Notes, of $14,785,027 at March 31, 2004 compared to no short-term or long-term investments at September 30, 2003.  The decrease in cash and cash equivalents during the period ended March 31, 2004 is primarily the result of the purchase of our short-term and long-term investments and funding operating activities.

Over the last four quarters, net cash used in operating activities was approximately $4,850,000, and we believe that our cash and cash equivalents and interest-bearing investments as of March 31, 2004, will be sufficient to cover our future operating cash flow needs, including the anticipated increase in research and development costs related to Phase III clinical trials for ferumoxytol in iron replacement therapy, for at least eighteen months.  In order to fund our longer-term cash flow needs, if necessary, we will consider from time to time various financing alternatives, including possible future strategic partnerships or additional equity or debt financing.  These financing arrangements may not be available to us on acceptable terms, if at all.

The money market account we utilize for the maintenance of our cash and cash equivalents is a money market mutual fund that is not insured by the Federal Deposit Insurance Corporation.  Any decline in value of this money market mutual fund would result in a substantial reduction in our total assets and cash available for daily operations.

Net cash used in operating activities was $2,181,842 in the six-month period ended March 31, 2004 compared to $2,252,429 in the six-month period ended March 31, 2003.  Cash received during the six-month period ended March 31, 2004 included $326,357 from customers, $99,570 from royalties and $228,751 from interest income.  Cash used in operating activities during the six-month period ended March 31, 2004 included $2,836,520 paid to suppliers and employees.  Cash received from customers increased as a result of increased collections from prior trade accounts receivable.  This increase was offset by an increase in cash paid to suppliers based on the timing of payments of existing liabilities related to Phase II clinical studies and advance payments made to service providers as part of the initiation of Phase III clinical studies, in both cases in connection with ferumoxytol in iron replacement therapy, and a reduction in royalties received as a result of increased competition in the marketplace.  We anticipate cash used in operating activities will increase substantially over current levels based on anticipated increases in selling, general and administrative expenses and research and development expenses related to the conduct of Phase III clinical trials for ferumoxytol in iron replacement therapy.

We expect to incur continued research and development expenses, including costs related to clinical studies, and other costs, in order to commercialize products based on our core superparamagnetic iron oxide nanoparticle technology, including ferumoxytol as an iron replacement therapeutic and as an MRA contrast agent.  Although we have entered into strategic relationships in the past which provided for non-refundable license fees and milestone payments while we were developing our products, we may choose not to do so or may not be able to secure similar arrangements in the future.  In addition, although we have recently generated cash through the private placement of our equity securities, we may not be able to secure such financing in the future on acceptable terms, if at all.  If we are unable to fund our future research and development expenses out of product sales or capital in the manner we anticipate, we could be forced to obtain alternative sources of financing or to curtail our development activity.

Cash used in investing activities was $14,414,094 for the six-month period ended March 31, 2004 compared with cash provided by investing activities of $3,390,220 for the six-month period ended March 31, 2003.  Cash used in investing activities in the six-month period ended March 31, 2004 included $19,994,705 used to purchase U.S. Treasury Notes and $101,136 in capital expenditures.  These amounts were partially offset by the receipt of $4,920,000 of proceeds from one of these Notes that matured during the period and $761,747 for a short-term asset which represented the cash value of a split-dollar life insurance policy on our CEO that was terminated at the end of fiscal 2003.  Cash provided by investing activities in the six-month period ended March 31, 2003 included the sale of marketable securities of $4,764,232 partially offset by cash used for the purchase of marketable securities of $1,291,425 and $82,587 in capital expenditures.  Capital expenditures in both the six-month period ended March 31, 2004 and the same period in the prior fiscal year related to the continuation of our efforts to upgrade laboratory, production and computer equipment.  We have no current commitment for any significant expenditures on property, plant and equipment, however we expect future expenditures to increase in the short term as we continue our manufacturing scale-up of ferumoxytol and upgrade our accounting systems.

Cash provided by financing activities was $106,668 during the six-month period ended March 31, 2004 compared to $52,116 during the six-month period ended March 31, 2003.  The amounts in each period were comprised solely of proceeds from the issuance of our common stock through the exercise of stock options.  There was no cash used in financing activities during the six-month periods ended March 31, 2004 and March 31, 2003.

Our future capital requirements will depend on many factors, including, but not limited to: continued scientific progress in our research and development programs; the magnitude of our research and development programs; progress with clinical trials for our therapeutic and diagnostic products; the magnitude of product sales; the time involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to establish additional development and marketing arrangements or to raise additional capital through other financing activities in order to provide funding to support our research and development activities, including the conduct of clinical trials and efforts to obtain regulatory approvals.

Contractual Obligations

We currently have no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities reflected on our balance sheet.  Our future commitments are as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$61,720	$27,238	$34,482	—	—

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

Since the end of the quarter, we have initiated Phase III clinical studies for one of our product candidates, ferumoxytol, in iron replacement therapy.  Phase II clinical trials of ferumoxytol for use as a contrast agent in magnetic resonance angiography (MRA) are currently ongoing.  Before applying for FDA approval to market ferumoxytol, we must complete large-scale Phase III human clinical trials that further demonstrate the safety and efficacy of ferumoxytol to the satisfaction of the FDA and other regulatory authorities.  These clinical trials, and the support from third party contractors necessary for us to conduct them, will entail the expenditure of significant corporate resources, both financial and managerial.  We may not be able to successfully complete these clinical trials for ferumoxytol, or, if completed, we may not be able to obtain regulatory approval or obtain regulatory approval of the desired scope.  We may also be required to demonstrate that ferumoxytol represents an improved form of treatment over existing therapies or diagnostics in order to receive regulatory approval and we may be unable to do so without conducting further clinical studies, if at all.  These types of clinical trials could be significantly large and expensive studies.  If we are unable to fund these clinical trials or the Phase III clinical studies with cash generated from operations, we may need to seek other sources of financing which may not be available on acceptable terms, if at all.  If we are unable to obtain such alternate financing, we may be forced to curtail our development activities.

Although we have filed a New Drug Application and received an approvable letter from the FDA for Combidex® for diagnosis of lymph node metastases, final approval remains subject to the satisfaction of certain conditions imposed by the FDA and labeling must be resolved.  We may be unable to address the conditions imposed in the approvable letter to the satisfaction of the FDA.  If we are unable to successfully address the concerns of the FDA, the New Drug Application for Combidex may not be approved, or, if approved, it may not be approved for the indication that we are seeking.  If we are unable to obtain approval for this indication or if the FDA requires labeling that imposes limitations on the use of Combidex, our partner’s ability to market the product to the medical community may be hindered.  Any failure to successfully market and sell Combidex would reduce the amount of cash generated from operations available to fund research and development activities which could force us to seek other financing alternatives.

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

Even if we obtain regulatory approval for our product candidates, a marketed product and its manufacturer are subject to continuing regulatory review.  Noncompliance with the regulatory requirements of the approval process at any stage may result in adverse consequences, including the FDA’s delay in approving or its refusal to approve a product, withdrawal of an approved product from the market or, under certain circumstances, the imposition of criminal penalties.  We may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered.  Any such adverse consequence could limit or preclude our ability to sell our products commercially which would hinder our ability to generate revenue through royalties or direct sales of our products.

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

The completion rate of our clinical trials also depends on patient enrollment.  We rely on third party clinical trial sites to find suitable patients for our clinical trial programs.  If these third parties do not find suitable patients in the timeframe for which we have planned, we will not be able to complete our clinical trials according to our expected schedule.  Such a delay could result in an increase in development costs for ferumoxytol, a delay in making regulatory submissions and a delay in the commercialization of our product.  In addition, clinical trials are often conducted with patients in the most advanced stages of disease.  During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to the investigational product being tested, but which can nevertheless adversely affect clinical trial results or approvals by the FDA.

Clinical testing of pharmaceutical products is itself subject to approvals by various governmental regulatory authorities.  We conduct our clinical trials in accordance with specific protocols, which are filed with the FDA or other relevant authorities.  We may not be permitted by regulatory authorities to commence or continue clinical trials. Any delays in, or termination of, our clinical trial efforts could negatively affect our future prospects and stock price.  In addition, if the FDA requires us to perform additional studies, we could incur significant additional costs and additional time to complete our clinical trials.  This could also result in a delay in our ability to make regulatory submissions and a delay in the commercialization of our products.

We rely on third party contract research organizations for a variety of activities in our ferumoxytol development program, including monitoring of our clinical sites, data collection, cleanup and analysis and drafting study reports and assisting in regulatory submissions.  We also rely on third party service providers in our ferumoxytol development program for clinical laboratory testing and randomization of clinical trial subjects.  If any of these third party contractors should fail to perform or should perform inadequately or in violation of current Good Clinical Practices, our regulatory submissions could be delayed or the data in support of such submissions tainted, which could negatively impact the timing or possibility of obtaining regulatory approval for ferumoxytol.  Any delay in, or failure to obtain regulatory approval of ferumoxytol, would significantly impair our ability to generate future revenues from product sales.

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

We have expended and will continue to expend substantial funds to complete the research, development, clinical trials, regulatory approvals and other activities necessary to achieve final commercialization of our product candidates.  In particular, we anticipate that the significant increase in our research and development activities over the next eighteen months due to the launch and conduct of Phase III clinical studies for ferumoxytol in iron replacement therapy will cause an appreciable increase in our cash-burn rate. We estimate that our existing cash resources will be sufficient to finance our operations at current and projected levels of development and general corporate activity for at least the next eighteen months.  Thereafter, we may require additional funds to continue our research and development activities, in particular to complete the Phase III trials for ferumoxytol in iron replacement therapy and prepare for submission for regulatory approval, to continue our efforts to seek regulatory approval for Combidex, to commence future pre-clinical and clinical trials for ferumoxytol in MRA, to establish commercial-scale manufacturing capabilities, and to market and sell our products.  We may seek such financing through arrangements with collaborative partners or through public or private sales of our securities, including equity securities.  We may not be able to obtain financing on acceptable terms, if at all.  Any additional equity financings could be dilutive to our stockholders.  If adequate additional funds are not available to us in the long-term, we may be required to curtail significantly one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products or product candidates on terms that we might otherwise find unacceptable.

We have a limited number of customers and are dependent on our collaborative relationships.

Our strategy for the development, commercialization and marketing of our product candidates has been to enter into strategic partnerships with various corporate partners, licensees, and other collaborators.  We rely on a limited number of marketing and distribution partners to market and sell our approved products, Feridex I.V® and GastroMARK®, both in the U.S. and in foreign countries, and we depend on these strategic partners for a significant portion of our revenue.  Two companies were responsible for approximately 80% of our revenue during the fiscal quarter ended March 31, 2004.  Cytogen Corporation represented approximately 55% of our revenue in the fiscal quarter ended March 31, 2004, all of which represented recognition of deferred revenue, and Berlex Laboratories, Inc. represented approximately 25% of our revenue in the quarter.  A decrease in revenue from any of our significant marketing and distribution partners could seriously impair our overall revenues.  In some cases, we have granted exclusive rights to these partners.  If these partners are not successful in marketing our products, or if these partners fail to meet minimum sales requirements or projections, our ability to generate revenue would be harmed.  In addition, we might incur additional costs in an attempt to enforce our contractual rights, renegotiate agreements, find new partners or market our own products.  In some cases, we are dependent upon some of our collaborators to conduct clinical testing, to obtain regulatory approvals and to manufacture and market our products.  We may not be able to derive any revenues from these arrangements.  If any of our collaborators breaches its agreement with us or otherwise fails to perform, such event could impair our revenue and impose on us additional costs.  In addition, many of our corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with other competitors.  Given these and other risks, our current and future collaborative efforts may not be successful.  Failure of these efforts could delay our product development or impair commercialization of our products.

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

Because of the specialized nature of our business, we are highly dependent on our executive officers and senior scientists, as well as our ability to attract and retain qualified scientific and technical personnel for the research and development activities conducted or sponsored by us.  Our product development efforts could be delayed or curtailed if we lose the services of any of these people.  Furthermore, our possible expansion into areas and activities requiring additional expertise, such as late-stage clinical development and marketing and sales, may require the addition of new management personnel or the development of additional expertise by existing management personnel.  There is intense competition for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business.  The failure to attract and retain such personnel or to develop such expertise could impose significant limits on our business operations and hinder our ability to successfully and efficiently complete our research and development projects.

An inability to obtain raw materials and our reliance on a sole source supplier could adversely impact our business.

We currently purchase the raw materials used to manufacture our products from third-party suppliers.  We do not, however, have any long-term supply contracts with these third parties.  Certain raw materials used in our products are procured from a single source.  In addition, we generally obtain raw materials from one vendor only, even where multiple sources are available, to maintain quality control and enhance working relationships with suppliers.  If any of these third party suppliers should cease to produce the raw materials used in our products, we would be unable to manufacture our products until we were able to qualify an alternative source.  As a result of the high quality standards imposed on our raw materials, we may not be able to obtain raw materials of the quality required to manufacture our products from an alternative source on commercially reasonable terms, or in a timely manner, if at all.  Any delay in or failure to obtain sufficient quantities of raw materials would prevent us from manufacturing our products.  In addition, even if we are able to obtain raw materials from an alternative source, if these raw materials are not available in a timely manner or on commercially reasonable terms, we would be unable to manufacture our products on a timely and cost-effective basis.  Any such difficulty in obtaining raw materials would hinder our ability to generate revenues from sales of our products and impede our development efforts with respect to our product candidates.

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

To date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners. Feridex I.V. and GastroMARK, approved in 1996 and 1997, respectively, represented an alternative technology platform for physicians to adopt.  Feridex I.V. sales have decreased from their peak based on changes in MRI technology and competition in the market.  Combidex, if approved, will represent a shift in the diagnostic process that physicians could use to stage and monitor cancer patients that may not be adopted by physicians.  In addition, ferumoxytol, if approved, may represent an alternative to existing products or procedures that might not be adopted by the medical community.  If our approved products, or future products, are not adopted by physicians, revenues will be delayed or fail to materialize.

We lack marketing and sales experience.

We have limited experience in marketing and selling our products and product candidates and rely on our corporate partners to market and sell Feridex I.V. and GastroMARK and have agreed to permit Cytogen to do so, pending FDA approval, for Combidex.  In order to achieve commercial success for any product candidate approved by the FDA for which we do not have a marketing partner, we may have to develop a marketing and sales force or enter into arrangements with others to market and sell our products.  If we choose to market and sell any of our product candidates ourselves, we may encounter difficulties in attracting and retaining qualified marketing and sales personnel.  In addition, in order to establish our own marketing and sales force, we would have to raise substantial amounts of additional capital to support the costs associated with such an effort.  We may not be able to secure such additional financing on terms acceptable to us, if at all.  If we fail to raise the necessary capital, or choose not to market and sell our product candidates ourselves, we may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all.  Furthermore, whether we market and sell our products ourselves or through marketing and sales arrangements, we, or our corporate partners, may not be successful in marketing and selling our products.

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

We have many competitors, many of whom have substantially greater capital and other resources than we do and represent significant competition for us.  These companies may succeed in developing technologies and products that are more effective or less costly than any that we may develop, and may be more successful than we are in developing, manufacturing and marketing products.  In addition, our collaborators are not restricted from developing and marketing certain competing products and, as a result of certain cross-license agreements with our competitors (including one of our collaborators), our competitors will be able to utilize elements of our technology in the development of certain competing contrast agents.  We may not be able to compete successfully with these companies.  Additionally, further technological and product developments may make other iron replacement therapy products more competitive than ferumoxytol or other imaging modalities more compelling than magnetic resonance imaging (MRI), and adversely impact sales of our iron replacement and imaging products, respectively.

We may not be able to successfully complete Phase III clinical trials for ferumoxytol for iron replacement therapy, or, if completed, may not be able to obtain regulatory approval.  In addition, although we believe ferumoxytol will present benefits over existing products in the IV iron replacement therapy market, this market is highly sensitive to several factors including, but not limited to, reimbursement, price competitiveness and product characteristics such as perceived safety profiles and dosing regimens.  Competing IV iron replacement therapy products may receive greater market acceptance than ferumoxytol.

Market acceptance of both MRI as an appropriate technique for imaging the lymphatic system and cardiovascular imaging, and the use of our products as part of such imaging, is critical to the success of our contrast agent products.  For example, many cardiovascular imaging procedures are currently being performed using other imaging modalities, such as x-ray, computed tomography, also known as CT, and other imaging methods.  In addition, many contrast-enhanced magnetic resonance angiography (MRA) procedures are currently conducted with gadolinium-based contrast agents which are not specifically approved for use in MRA.  Although we believe that ferumoxytol offers advantages over competing MRI contrast agents and contrast agents used in other imaging modalities, competing contrast agents might receive greater acceptance.  Additionally, to the extent that other diagnostic techniques may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI could have an adverse effect on the demand for our contrast agent products.

We need to maintain, and possibly increase, our manufacturing capabilities in order to commercialize our products.

We manufacture bulk Feridex I.V. and GastroMARK as well as Feridex I.V. finished product, for sale by our marketing partners, and ferumoxytol for use in human clinical trials, in our manufacturing facility.  Pending FDA approval, we intend to manufacture Combidex formulated drug product at our manufacturing facility as well.  This facility is subject to current Good Manufacturing Practices regulations prescribed by the FDA, also known as cGMP.  We may not be able to continue to operate at commercial scale in compliance with cGMP regulations.  Failure to operate in compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could delay our development efforts and impede product sales due to the unavailability of our products and product candidates.  In addition, we are dependent on contract manufacturers for the final production of Combidex.  In the event that we are unable to obtain or retain final manufacturing for Combidex, we will not be able to develop and commercialize this product as planned.  Additionally, we may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP regulations and other regulatory requirements.  Furthermore, such manufacturers may not be able to deliver required quantities of product that conform to specifications in a timely manner.

We currently have only one manufacturing facility at which we produce limited quantities of ferumoxytol.  Although we are currently testing scale-up for production of ferumoxytol, some aspects of our manufacturing processes may not be easily scalable to allow for production in larger volumes, resulting in higher than anticipated material, labor and overhead costs per unit.  Additionally, manufacturing and quality control problems may arise as we increase our level of production.  We may not be able to increase our manufacturing capacity in a timely and cost-effective manner and we may experience delays in manufacturing this product.

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

Our future operating results may vary from quarter to quarter or from year to year depending on a number of factors including:

•                  the timing of our recognition of deferred revenue which is affected by the performance of our obligations under our license agreements,

•                  the timing of external research and development expenses, which are expected to fluctuate quarter to quarter,

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

•                  uneven demand for our products by end users which affects the royalties we receive from our marketing partners,

•                  decreasing market demand for Feridex I.V.,

•                  the timing and likelihood of FDA approval of Combidex or ferumoxytol,

•                  market acceptance of Combidex or ferumoxytol, if approved,

•                  the extent of reimbursement for the cost of our approved products from government health administration authorities, private health insurers and other third-party payors, and

•                  the fact that a significant portion of our operating expenses, consisting primarily of payroll and benefits, depreciation and facilities expenses, is relatively fixed in nature.

As a result, our quarterly operating results could fluctuate, and this fluctuation could cause the market price of our common stock to decline. Results from one quarter should not be used as an indication of future performance.

Our stock price has been and may continue to be volatile, and your investment in our stock could decline in value or fluctuate significantly.

The market price of our common stock has been, and may continue to be, volatile.  This price has ranged between $4.60 and $15.24 in the fifty-two week period prior to May 7, 2004.  The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies.  Various factors and events, including announcements by us or our competitors concerning results of regulatory actions, technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, or public concern regarding the safety of products developed by us or others, may have a significant impact on the market price of our common stock.  Thus, as a result of events both within and beyond our control, our stock price could fluctuate significantly or lose value rapidly.  In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of May 7, 2004, our shares had an average 90-day trading volume of approximately 17,500 shares.  Bulk sales or purchases of our stock in a short period of time could cause the market price for our shares to decline or fluctuate drastically.

Our success is dependent on third-party reimbursement.

In both the United States and foreign markets, our ability to commercialize our products will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors.  We expect that our products will be purchased by hospitals, clinics, doctors and other users that bill various third-party payors, such as Medicare, Medicaid and other government insurance programs, and private payors including indemnity insurers, Blue Cross Blue Shield plans and managed care organizations such as health maintenance organizations.  Most of these third-party payors provide coverage for IV iron replacement therapeutics and for MRI for some indications but may not include a separate payment for the use of an MRI contrast agent.  Third-party private payors often mirror Medicare coverage policy and payment limitations in setting their own reimbursement payment and coverage policies.  Reimbursement rates vary depending on the procedure performed, the third-party payor, the type of insurance plan and other factors.

Significant uncertainty exists as to the reimbursement status of newly-approved healthcare products and products which have competitors for their approved indications.  If Medicare or third-party payors do not approve our therapeutic products, MRI products and/or related MRI procedures for reimbursement, or for adequate levels of reimbursement, the adoption of our products may be limited. Sales may suffer as some physicians or their patients will opt for a competing product that is approved for sufficient reimbursement or may forgo the treatment or MR procedure instead of paying out-of-pocket for costs associated with the treatment or procedure and contrast agent and our ability to generate revenue may be impaired.  Even if third-party payors make reimbursement available, these payors’ reimbursement policies may be insufficient, which may negatively impact us and our corporate partners’ ability to sell our products on a profitable basis.

In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to reform the health care system.  In December 2003, the Medicare Prescription Drug Improvement and Modernization Act (MMA) was passed by Congress.  Part of MMA is intended to reform how healthcare is reimbursed by the government.  At this time we cannot be certain as to how this legislation will affect the reimbursement of our products in development.  Additionally, the Centers for Medicare and Medicaid Services is seeking to reform the end-stage renal disease payment system.  At this time we cannot be certain as to how this will affect potential reimbursement for ferumoxytol in iron replacement therapy in CKD patients on dialysis who are receiving erythropoietin.

Health care reform is an area of continuing national and international attention and a priority of many government officials. Future changes could impose limitations on the prices that can be charged in the United States and elsewhere for our products or the amount of reimbursement available for our products from government agencies or third-party private payors.  The increasing use of managed care organizations, health maintenance organizations and the growing trend in capitated coverage as well as continued legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our products which could harm our ability to profit from product sales.  In addition, recent and possible future legislation and regulations affecting the pricing of pharmaceuticals may change reimbursement in ways adverse to us that may affect the marketing of our current or future products.  While we cannot predict the likelihood of any of these legislative or regulatory proposals, if the government or a private third-party payor adopts these proposals they could limit our ability to price our products at desired levels.

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

We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials and commercial use.  However, coverage is becoming increasingly expensive and costs will continue to increase significantly as our Phase III clinical trial activities for ferumoxytol continue and we may not be able to maintain insurance at a reasonable cost.  Furthermore, our insurance may not provide sufficient coverage amounts to protect us against liability that could deplete our capital resources.  We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future.  Our insurance coverage and our resources may not be sufficient to satisfy any liability or cover costs resulting from product liability claims.  A product liability claim or series of claims brought against us could reduce or eliminate our resources, whether or not the plaintiffs in such claims ultimately prevail.  In addition, pursuant to our certificate of incorporation and by-laws, and in order to attract competent candidates, we are obligated to indemnify our officers and directors against certain claims arising from their service to Advanced Magnetics.  We maintain directors and officers liability insurance to cover such potential claims against our officers and directors, however this insurance may not be adequate for certain claims and deductibles apply.  As a result of our indemnification obligations and in instances where insurance coverage is not available or insufficient, any liability claim or series of claims brought against our officers or directors could deplete or exhaust our resources, regardless of the ultimate disposition of such claims.

We are subject to environmental laws and potential exposure to environmental liabilities.

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of non-hazardous and hazardous wastes, and emissions and discharges into the environment.  Failure to comply with these laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities.  We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment.  Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination.  The presence of, or failure to remediate properly, these substances could adversely affect the value and the ability to transfer or encumber the property.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Since the end of the fiscal year ended September 30, 2003, we acquired a significant amount of short-term and long-term investments consisting of U.S. Treasury Notes.  The maturities of these investments ranges from three months to two years and the investments are classified on our balance sheet as of March 31, 2004 as held to maturity.  Although we anticipate holding these investments until they mature, these investments are subject to interest rate risk and will fall in value if market interest rates increase.  However, even if market interest rates for comparable investments were to increase immediately and uniformly by 10% from levels at March 31, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.

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

PART II.                         OTHER INFORMATION

Item 2.                                                   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities of the Company that are registered pursuant to Section 12 of the Securities Exchange Act of 1934. No purchases were made during the quarter by or on behalf of the Company by any person or entity acting, directly or indirectly, in concert with the Company for the purpose of acquiring the Company’s securities or by any affiliate of the Company who, directly or indirectly, controls the Company’s purchases of such securities, whose purchases are controlled by the Company, or whose purchases are under common control with those of the Company.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/04 - 01/31/04	—	—	N/A	N/A
02/01/04 - 02/29/04	17,369	$10.01	N/A	N/A
03/01/04 - 03/31/04	—	—	N/A	N/A
Total:	17,369	$10.01	N/A	N/A

(1)          The Company did not purchase any shares in any open market transactions or for cash during the quarter ended March 31, 2004.  The Company did, however, accept the surrender of shares previously acquired as payment of the exercise price of options issued pursuant to the Company’s employee stock option plans.  All shares surrendered were shares of the Company’s common stock, par value $.01 per share.

(2)          The Company does not currently have any publicly announced repurchase programs or plans.

Item 4.                                   Submission of Matters to a Vote of Security Holders

On February 3, 2004, we held our Annual Meeting of Stockholders.  At the meeting, the stockholders acted upon the election of directors.

Votes “FOR” represent affirmative votes and do not include abstentions or broker non-votes.  In cases where a signed proxy was submitted without designation, the shares represented by the proxy were voted “FOR” the proposal to elect directors in the manner described in the Proxy Statement delivered to the holders of shares of our common stock on the record date (December 9, 2003).  On the record date, 7,775,095 shares of our common stock were issued and outstanding.

Voting results were as follows:

Matter	For	Against	Withheld	Abstain

1. Election of Directors
Jerome Goldstein	7,068,422	N/A	23,101	N/A
Sheldon L. Bloch	7,080,122	N/A	11,401	N/A
Michael D. Loberg	7,080,122	N/A	11,401	N/A
Edward B. Roberts	7,080,122	N/A	11,401	N/A
Mark Skaletsky	7,080,122	N/A	11,401	N/A
Theodore I. Steinman	7,080,122	N/A	11,401	N/A
George M. Whitesides	7,080,122	N/A	11,401	N/A

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit Number		Description

	31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

We filed a Current Report on Form 8-K on January 20, 2004 to furnish to the SEC under Item 12 a copy of our quarterly earnings for the first fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.

Date:	May 13, 2004	By	/s/ Jerome Goldstein
Jerome Goldstein, Chief Executive Officer, President,
Treasurer and Chairman of the Board of Directors

Date:	May 13, 2004	By	/s/ James A. Matheson
James A. Matheson, Vice President of Finance
and Principal Accounting Officer