Form 10-Q
period 2004-06-30
ADVANCED MAGNETICS INC
filed 2004-08-12
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

          For the quarterly period ended June 30, 2004

OR

[  ]     Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

          For the transition period from ______ to ______

Commission File #0-14732

ADVANCED MAGNETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2742593 (I.R.S. Employer Identification No.)
61 Mooney Street, Cambridge, MA (Address of principal executive offices)	02138 (Zip Code)

Registrant’s telephone number, including area code: (617) 497-2070

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

        At August 9, 2004, 7,874,575 shares of registrant’s common stock (par value $.01) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

ADVANCED MAGNETICS, INC.
BALANCE SHEETS
JUNE 30, 2004 AND SEPTEMBER 30, 2003
(Unaudited)

	June 30, 2004	September 30, 2003
ASSETS

Current assets:
Cash and cash equivalents	$ 6,907,107	$ 23,901,126
Short-term investments	8,945,728	--
Accounts receivable - trade	724,074	366,261
Inventories	585,066	267,761
Prepaid expenses and interest receivable	436,892	464,452
Other assets	--	761,747
Total current assets	17,598,867	25,761,347

Property, plant and equipment:
Land	360,000	360,000
Building and improvements	4,655,281	4,628,295
Laboratory equipment	7,011,063	6,933,871
Furniture and fixtures	856,532	793,552
Total property, plant and equipment	12,882,876	12,715,718
Less-accumulated depreciation and amortization	(9,266,296)	(9,111,452)
Net property, plant and equipment	3,616,580	3,604,266
Long-term investments	4,812,370	--
Other assets	100,000	--
Total assets	$ 26,127,817	$ 29,365,613

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 795,710	$ 118,282
Accrued expenses	677,137	601,616
Deferred revenues	2,474,938	2,461,971
Total current liabilities	3,947,785	3,181,869

Long-term liabilities:
Deferred revenues	3,319,223	5,265,669
Total liabilities	7,267,008	8,447,538

Commitments and contingencies

Stockholders' equity:

Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	--	--
Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 7,832,700 shares at June 30, 2004 and 7,758,107 shares at September 30, 2003	78,327	77,581
Additional paid-in capital	53,846,016	53,619,640
Accumulated deficit	(35,063,534)	(32,779,146)
Total stockholders' equity	18,860,809	20,918,075
Total liabilities and stockholders' equity	$ 26,127,817	$ 29,365,613

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
JUNE 30, 2004 AND 2003
(Unaudited)

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,
	2004	2003	2004	2003

Revenues:
License fees	$ 722,690	$ 894,097	$ 1,933,478	$ 3,086,829
Royalties	70,000	102,990	170,000	480,000
Product sales	681,102	431,959	768,808	431,959
Total revenues	1,473,792	1,429,046	2,872,286	3,998,788

Costs and expenses:
Cost of product sales	84,209	150,940	117,015	150,940
Research and development expenses	1,715,729	942,628	3,649,275	3,460,840
Selling, general and administrative expenses	503,982	418,753	1,502,754	1,278,398
Total costs and expenses	2,303,920	1,512,321	5,269,044	4,890,178

Operating loss	(830,128)	(83,275)	(2,396,758)	(891,390)

Other income (expenses):
Interest and dividend income	52,441	18,481	112,370	98,031
Net gains on sales of securities	--	729,226	--	964,310
Write-down of marketable securities	--	--	--	(644,310)
Total other income	52,441	747,707	112,370	418,031

Income (loss) before refund of income taxes	(777,687)	664,432	(2,284,388)	(473,359)
Refund of income taxes	--	--	--	124,752
Net income (loss)	$ (777,687)	$ 664,432	$(2,284,388)	$ (348,607)

Earnings (loss) per share - basic and diluted	$ (0.10)	$ 0.10	$ (0.29)	$ (0.05)

Weighted average shares outstanding used to compute earnings (loss) per share:
Basic	7,816,970	6,670,510	7,792,298	6,661,314
Diluted	7,816,970	6,894,324	7,792,298	6,661,314

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
JUNE 30, 2004 AND 2003
(Unaudited)

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,
	2004	2003	2004	2003

Net income (loss)	$ (777,687)	$ 664,432	$(2,284,388)	$ (348,607)
Other comprehensive income (loss):
Unrealized gains on securities	--	1,467,713	--	1,617,635
Reclassification adjustment for gains included in net loss	--	(729,226)	--	(320,000)
Other comprehensive income	--	738,487	--	1,297,635

Comprehensive income (loss)	$ (777,687)	$ 1,402,919	$(2,284,388)	$ 949,028

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED
JUNE 30, 2004 AND 2003
(Unaudited)

	Nine-Month Periods Ended June 30,
	2004	2003
Cash flows from operating activities:
Cash received from customers	$ 414,979	$ 61,380
Cash paid to suppliers and employees	(4,591,157)	(4,066,619)
Dividends and interest received	346,991	98,031
Royalties received	170,466	544,435
Income tax refund	--	124,752
Net cash used in operating activities	(3,658,721)	(3,238,021)

Cash flows from investing activities:
Life insurance policy surrender value received	761,747	--
Proceeds from sales of marketable securities	--	6,845,188
Proceeds from sales of short-term investments	17,864,166	--
Purchase of marketable securities	--	(1,291,425)
Purchase of investments	(31,985,747)	--
Increase in other assets	--	(65,979)
Capital expenditures	(167,158)	(134,177)
Net cash provided by (used in) investing activities	(13,526,992)	5,353,607

Cash flows from financing activities:
Proceeds from the exercise of stock options	191,694	160,659
Net increase (decrease) in cash and cash equivalents	(16,994,019)	2,276,245

Cash and cash equivalents at beginning of the period	23,901,126	8,557,819
Cash and cash equivalents at end of the period	$ 6,907,107	$ 10,834,064

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
RECONCILIATION OF NET LOSS
TO NET CASH USED IN OPERATING ACTIVITIES
FOR THE NINE-MONTH PERIODS ENDED
JUNE 30, 2004 AND 2003
(Unaudited)

	Nine-Month Periods Ended June 30,
	2004	2003

Net loss	$(2,284,388)	$ (348,607)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	154,844	152,280
Non-cash license fee revenue	(1,933,479)	(3,086,829)
Non-cash expense associated with stock options	35,428	25,849
Amortization of bond discount	163,044	--
Net realized gains on sales of marketable securities	--	(964,310)
Write-down of marketable securities	--	644,310
Changes in operating assets and liabilities:
Accounts receivable-trade	(357,813)	(319,056)
Inventories	(317,305)	13,091
Prepaid expenses and interest receivable	227,999	140,115
Other assets	(100,000)	--
Accounts payable and accrued expenses	752,949	505,136
Total adjustments	(1,374,333)	(2,889,414)
Net cash used in operating activities	$(3,658,721)	$(3,238,021)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

A.     Summary of Accounting Policies

Business

        Founded in November 1981, Advanced Magnetics, Inc., a Delaware corporation, is a developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products. We are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds to treat anemia as well as novel imaging agents to aid in the diagnosis of cardiovascular disease and cancer.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

        We have several stock-based compensation plans. We apply Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations in accounting for qualifying options granted to our employees under our plans and apply Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees”, or SFAS 123, for disclosure purposes only. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock-based compensation to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

        If stock-based compensation for employees had been determined based on SFAS 123, our pro forma net income (loss) and pro forma earnings (loss) per share for the three-month periods ended June 30, 2004 and 2003 would have been as follows:

	Three-Month Periods Ended June 30,
	2004	2003
Reported net income (loss)	$(777,687)	$ 664,432
Pro forma stock compensation expense	(162,411)	(78,060)
Pro forma net income (loss)	$(940,098)	$ 586,372
Reported earnings (loss) per share - basic and diluted	$ (0.10)	$ 0.10
Pro forma earnings (loss) per share - basic and diluted	$ (0.12)	$ 0.09

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

B.      Investments

        As of June 30, 2004, our short-term investments consisted entirely of U.S. Treasury Notes with less than one year to maturity and our long-term investments consisted of one U.S. Treasury Note with a maturity date of February 15, 2006. Our short-term and long-term investments have been classified as held-to-maturity and, as a result, are recorded at amortized cost. We held no short-term or long-term investments or marketable securities as of September 30, 2003.

C.     Inventories

        The major classes of inventories were as follows:

	June 30, 2004	September 30, 2003
Raw materials	$526,858	$267,761
Work in process	21,358	--
Finished goods	36,850	--
Total inventories	$585,066	$267,761

The aggregate amount of overhead charged to and remaining in inventory as of June 30, 2004 was $23,838.

D.     Income Tax

        There were no income tax provisions or benefits for the nine-month periods ended June 30, 2004 and June 30, 2003 as we incurred a loss in both periods. Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of June 30, 2004 and June 30, 2003 against these assets. During the nine-month period ended June 30, 2003, an income tax refund was recognized in the amount of $124,752. This amount related to a refund of the alternative minimum taxes paid during fiscal 2000. We were eligible for this refund due to a change in tax law.

E.     Earnings (Loss) per Share

        We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the respective period. We compute diluted earnings (loss) per share by dividing net income (loss) by the sum of the weighted average common shares outstanding and common stock equivalents during the respective period. Common stock equivalents consist of the net common shares issuable upon the exercise of in-the-money stock options under the treasury stock method.

        The components of basic and diluted earnings (loss) per share were as follows:

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,
	2004	2003	2004	2003

Net income (loss) (A)	$ (777,687)	$ 664,432	$(2,284,388)	$ (348,607)
Weighted average common shares outstanding (B)	7,816,970	6,670,510	7,792,298	6,661,314
Common stock equivalents	--	223,814	--	--
Sum of weighted average common shares outstanding and common stock equivalents (C)	7,816,970	6,894,324	7,792,298	6,661,314
Earnings (loss) per share:
Basic (A/B)	$ (0.10)	$ 0.10	$ (0.29)	$ (0.05)
Diluted (A/C)	$ (0.10)	$ 0.10	$ (0.29)	$ (0.05)

        Options to purchase a total of 897,972 and 845,472 shares of common stock were outstanding as of June 30, 2004 and June 30, 2003, respectively. These options were excluded from the computation of diluted earnings (loss) per share for the three and nine-month periods ended June 30, 2004 and for the nine-month period ended June 30, 2003 because such options were anti-dilutive as we had net losses in those periods. Options to purchase 234,097 shares of common stock with exercise prices between $9.625 and $12.125 per share were outstanding in the third fiscal quarter of 2003 but were excluded from the computation of diluted earnings per share because such options were out-of-the-money in the period. Warrants to purchase 261,780 shares of common stock at an exercise price of $15.50 have not been included in the computation of diluted earnings per share for the three and nine-month periods ended June 30, 2004 because they were anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

        This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws. Any statements contained herein that do not describe historical facts are forward-looking statements. The forward-looking statements contained herein are based on our current expectations, but are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those discussed in such forward-looking statements. In evaluating these statements, you should consider various important factors, including the risks identified under “Certain Factors Which May Impact Future Results” contained in this section of this report and those risks identified in our other Securities and Exchange Commission filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

        Advanced Magnetics, Inc., a Delaware corporation, or the company, is a developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products. We are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds to treat anemia as well as novel imaging agents to aid in the diagnosis of cardiovascular disease and cancer. During the third fiscal quarter of 2004, we initiated Phase III multi-center clinical studies for ferumoxytol, the next-generation product in our development pipeline, as an intravenous iron replacement therapeutic in anemic chronic kidney disease patients, whether or not on dialysis. Phase II clinical trials of ferumoxytol for use as a contrast agent in magnetic resonance angiography, also known as MRA, are currently ongoing. In June 2000, we received an approvable letter, subject to certain conditions, from the U.S. Food and Drug Administration, the FDA, for Combidex®, our investigational molecular imaging agent to aid in the non-invasive diagnosis of metastatic lymph nodes. During the quarter ended June 30, 2004, we submitted a response to the approvable letter and are currently working diligently to provide the FDA with additional details underlying supporting data in the submission in order to provide a complete response to the approvable letter. Our liver contrast agent, Feridex I.V.®, is approved and marketed in Europe, Japan, the United States, Argentina, South Korea and Israel. Our oral contrast agent, GastroMARK®, used for delineating the bowel in magnetic resonance imaging, is approved and marketed in Europe and the United States.

        Since our inception in 1981, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities. To date, our marketing partners have had limited commercial success in the sales and marketing of Feridex I.V. and GastroMARK and we have not generated significant revenues from royalties in connection with sales of these products to end users. Our long-term success will depend, in part, on our ability to obtain FDA approval of Combidex and the sales and marketing efforts of Cytogen Corporation, or Cytogen, our marketing partner in the United States for Combidex. Additionally, our success will depend on our ability to successfully develop and obtain FDA approval for ferumoxytol as an iron replacement therapeutic and as a contrast agent for MRA. The process of bringing ferumoxytol to market will involve the expenditure of significant resources, both financial and managerial, and may require that we obtain future financing or enter into strategic partnerships to support these efforts. Our future success also depends on our ability to maintain and scale-up our manufacturing capabilities, to hire and retain key employees, and to successfully respond to technological and other changes in the marketplace.

        Our revenues are derived from license fees recognized in connection with our collaborative and strategic agreements, royalties from the sale of our approved products to end users and product sales to our marketing partners. To date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners. In addition, product sales of our approved products by our marketing partners to end users have been on a downward trend and we expect product sales to remain at lower levels overall. We expect future revenues we generate will continue to fluctuate from quarter to quarter as a result of the variable nature of our product sales to our marketing partners and the variability of our license fee revenue due to fluctuations in our activities related to the project goals governed by our collaborative and strategic agreements. In future years, we will seek to generate revenue from a combination of product sales and royalties resulting from the licensing of our approved products. We may also seek to generate revenues from up-front license fees and milestone payments in connection with future collaborative or strategic relationships. We may not be able to generate significant revenues from our product sales and royalties or we may not be able to enter into future collaborative or strategic relationships on favorable terms, if at all. Any failure to generate future revenues in the manner anticipated may hinder our ability to become profitable.

        A substantial portion of our expenses consists of research and development expenses. In our Phase III development efforts for ferumoxytol in iron replacement therapy, we rely to a greater degree on contract research and development service providers as compared to other development initiatives in the past. We expect that research and development expenses will continue to be a significant portion of our total expenses. In addition, a substantial portion of our expenses consists of selling, general and administrative expenses. We expect selling, general and administrative expenses to increase on a going-forward basis as we continue our efforts to comply with new corporate governance requirements and also as a result of additional insurance obligations. Our operating results may continue to vary significantly from quarter to quarter and from year to year depending on a number of factors, including: the timing of our recognition of deferred revenue which is affected by the performance of our obligations under our license agreements; the timing of external research and development expenses, which may fluctuate quarter to quarter; the timing of FDA approval of Combidex and ferumoxytol; market acceptance of Combidex and ferumoxytol, if approved; the variable nature of our product sales to our marketing partners and the batch size in which our products are manufactured; uneven demand for our products by end users which affects the royalties we receive from our marketing partners; and the extent of reimbursement for the cost of our approved products from government health administration authorities, private health insurers and other third-party payors. Revenues or profits in any period will not necessarily be indicative of results in subsequent periods and we may not achieve profitability or grow revenues in the future.

Results of Operations for the Quarter Ended June 30, 2004 as Compared to the Quarter Ended June 30, 2003

Revenues

        Total revenues for the fiscal quarter ended June 30, 2004 were $1,473,792 compared to $1,429,046 for the fiscal quarter ended June 30, 2003. While total revenues during the quarter ended June 30, 2004 remained relatively flat as compared to revenues in the comparable quarter of 2003, we recorded a decrease in license fee revenue in the fiscal quarter ended June 30, 2004, which was offset by an increase in product sales as compared to the same period in the prior fiscal year. Two companies were responsible for approximately 84% of our revenue during the fiscal quarter ended June 30, 2004.  Guerbet represented approximately 47% of our revenue in the fiscal quarter ended June 30, 2004 and Cytogen represented approximately 37% of our revenue in the quarter, the latter of which constituted recognition of previously deferred revenue.

License Fee Revenue

        License fee revenue decreased to $722,690 in the fiscal quarter ended June 30, 2004 from $894,097 in the fiscal quarter ended June 30, 2003. License fee revenues for the fiscal quarter ended June 30, 2004 consisted of deferred license fee revenue associated with the license and marketing agreement signed in 1995 with Berlex Laboratories, Inc., or Berlex, and deferred license fee revenue from Cytogen related to a license and marketing agreement signed in fiscal 2000.

        Deferred license fee revenue consisted of the following:

	Three-Month Periods Ended June 30,
	2004	2003	$ Change	% Change

Deferred license fee revenue recognized in connection with the Cytogen agreement	$538,251	$ 709,658	$(171,407)	(24%)

Deferred license fee revenue recognized in connection with the Berlex agreement	184,439	184,439	--	--
	$722,690	$ 894,097	$(171,407)	(19%)

        In August 2000, we entered into a license and marketing agreement with Cytogen, which covers ferumoxytol for oncology imaging and Combidex. In accordance with SEC Staff Accounting Bulletin No. 101, we have determined to account for the revenue associated with this agreement over the development period based on costs incurred and expected remaining expenditures related to this agreement. During the three-month period ended June 30, 2004, we incurred lower research and development expenses related to the Cytogen agreement as compared with the same period in the prior fiscal year and, as a result, our revenue associated with this agreement decreased. The decrease in expenses related to the Cytogen agreement in the fiscal quarter ended June 30, 2004 as compared to the same period in the prior fiscal year is primarily the result of fluctuations in expenditures related to our efforts to obtain approval of Combidex. We expect future expenses related to this agreement to continue to vary based on fluctuations in our activities related to Combidex and therefore license fee revenue recognized in connection with the Cytogen agreement could vary from quarter to quarter.

        In February 1995, we entered into a licensing and marketing agreement and a supply agreement with Berlex, granting Berlex a product license and exclusive marketing rights to Feridex I.V. in the United States and Canada. We have determined to account for the revenue associated with this agreement on a straight-line basis over the term of the agreement due to the existence of an established contract period, resulting in consistent license fee revenue recognized in connection with this agreement quarter over quarter.

Royalty Revenue

        Royalties decreased approximately $32,990, or (32%), to approximately $70,000 in the fiscal quarter ended June 30, 2004 from approximately $102,990 in the fiscal quarter ended June 30, 2003, reflecting a decrease in sales of our approved products by our strategic marketing partners to end users. Our royalty revenues are entirely dependent on sales of our products by our marketing partners. Although royalty payments can fluctuate from quarter to quarter based on uneven demand for our products by end users, we expect royalty payments to remain at recent lower levels due to the current competitive landscape for our marketed products.

Product Sale Revenue

        Product sale revenue consisted of the following:

	Three-Month Periods Ended June 30,
	2004	2003	$ Change	% Change
Feridex I.V.	$409,023	$168,955	$240,068	142%
GastroMARK	272,079	263,004	9,075	3%
	$681,102	$431,959	$249,143	58%

        The increase in product sales in the three months ended June 30, 2004 was primarily a result of the variable nature of our product sales to our marketing partners from quarter to quarter based on uneven demand and the batch size in which our products are manufactured and shipped. Although our sales of contrast agents increased in the quarter, product sales have been on a downward trend and we expect them to remain at lower levels overall.

Costs and Expenses

Cost of Product Sales

        We incurred costs of $84,209 associated with product sales during the fiscal quarter ended June 30, 2004, compared with costs of $150,940 for products sold in the fiscal quarter ended June 30, 2003, a decrease of $66,731, or (44%). This constituted approximately 12% and 35%, respectively, of product sales during the periods. We have different gross margins on the sales of each of our products. The higher gross margin in the fiscal quarter ended June 30, 2004 is due to the increase in sales of Feridex I.V. during the quarter as compared with the same period in the prior fiscal year because Feridex I.V. has higher margins than GastroMARK.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consisted of the following:

	Three-Month Periods Ended June 30,
	2004	2003	$ Change	% Change
Salaries, wages and related taxes and benefits	$263,201	$242,390	$ 20,811	9%
Professional fees	72,909	77,645	(4,736)	(6%)
Insurance costs	43,050	5,938	37,112	625%
Facilities and other expenses	124,822	92,780	32,042	35%
	$503,982	$418,753	$ 85,229	20%

        The increase in selling, general and administrative expenses from the quarter ended June 30, 2003 was primarily due to increased insurance costs and higher utility and maintenance costs during the fiscal quarter ended June 30, 2004. We expect selling, general and administrative expenses to continue to increase on a going-forward basis in relation to our efforts to comply with new corporate governance requirements and also as a result of additional insurance obligations.

Research and Development Expenses

        Research and development expenses include external expenses, such as costs of clinical trials and consulting fees and expenses, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of limited quantities of product needed to support research and development efforts and related costs of facilities.

        At the end of fiscal 2000, we adopted SEC Staff Accounting Bulletin No. 101. As a result of this change of accounting method, we have tracked our internal research and development expenses since this time in relation to our license and marketing agreement with Cytogen and not by specific research and development project and therefore we cannot provide total research and development costs by project since the end of fiscal 2000.

        Research and development expenses consisted of the following:

	Three-Month Periods Ended June 30,
	2004	2003	$ Change	% Change
External Research and Development Costs
Ferumoxytol in Iron Replacement Therapy	$ 655,168	$171,258	$ 483,910	283%
Ferumoxytol in MRA	36,959	61,256	(24,297)	(40%)
Combidex	53,998	67,526	(13,528)	(20%)
	$ 746,125	$300,040	$ 446,085	149%
Internal Research and Development Costs	$ 969,604	$642,588	$ 327,016	51%
Total Research and Development Costs	$1,715,729	$942,628	$ 773,101	82%

        The increase in total research and development expenditures in the fiscal quarter ended June 30, 2004 as compared to the same period in the prior fiscal year was primarily attributable to increased expenses associated with the Phase III development program for ferumoxytol in iron replacement therapy. We expect research and development expenses to increase significantly as a result of the continued initiation of sites and increased patient enrollment in our Phase III clinical trials for ferumoxytol in iron replacement therapy during the next six months.

        In the third fiscal quarter of 2004, we commenced Phase III clinical trials of ferumoxytol for use in iron replacement therapy and are continuing Phase II clinical trials of ferumoxytol for use in MRA. Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of ferumoxytol.  Since the end of fiscal 2000 and through the quarter ended June 30, 2004, we incurred aggregate external research and development expenses of approximately $3,715,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol.  The estimated cost of the external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic, including costs related to ongoing and future clinical trial activities, is currently estimated to range from approximately $15,000,000 to $17,000,000. These costs could increase, however, if we experience significant delays in our clinical development program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, or inadequate performance or errors by third party contract research and development service providers. We currently expect to submit a New Drug Application, or an NDA, to the FDA for ferumoxytol in iron replacement therapy during the first half of calendar 2006 based on the current status of the Phase III clinical program. This submission could be delayed, however, if we experience delays in any one of our Phase III clinical trials in iron replacement therapy. Any delays in our clinical development program or in the preparation of our submission of an NDA in connection with ferumoxytol in iron replacement therapy could delay the commercialization of ferumoxytol in iron replacement therapy. Since we have not yet determined which clinical indications we may seek for the development of ferumoxytol in MRA, we cannot make a specific dollar estimate of the projected external efforts necessary to complete development for ferumoxytol in MRA. Phase III clinical trials of ferumoxytol in MRA are expected to begin in 2005.

        In June 2000, we received an approvable letter, subject to certain conditions, from the FDA for Combidex. During the fiscal quarter ended June 30, 2004, we submitted a response to the approvable letter and are currently working diligently to provide the FDA with additional details underlying supporting data in the submission in order to provide a complete response to the approvable letter. We incurred aggregate internal and external research and development expenses of approximately $13,500,000, through the end of fiscal 2000, in connection with the development of Combidex. We have incurred additional external research and development expenses of approximately $400,000 since fiscal 2000 related to Combidex primarily in connection with ongoing clinical research expenses and consulting fees. In addition, we have incurred internal research and development costs related to our efforts to satisfy the conditions specified in the approvable letter from the FDA since fiscal 2000. We do not anticipate substantial additional pre-approval clinical trial expenses related to Combidex.

        The foregoing discussion includes forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those currently anticipated depending on a variety of factors, as detailed in our periodic filings with the SEC, including but not limited to this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Due to these risks and uncertainties, including, but not limited to, those risks and uncertainties associated with clinical trials, the receipt of regulatory approvals and third-party reimbursement policies and decisions, we may not be able to complete our research and development projects or to complete them in a timely fashion and, accordingly, we cannot estimate the anticipated completion date of each of our major research and development projects or the period in which material net cash inflows from such projects could be expected to commence.

Other Income and Expenses

        Prior to fiscal 2004, our investments consisted mainly of marketable securities classified as available-for-sale which were, as a result, recorded at fair market value. Since the beginning of fiscal 2004, due to a change in our investment strategy, we have sought to preserve our capital until it is required to fund operations by investing in short-term and long-term investments consisting solely of U.S. Treasury Notes classified as held-to-maturity which are, as a result, recorded at amortized cost. As of June 30, 2004, the maturities of these investments ranged from less than one month to less than two years. In addition, we maintain our cash primarily in a money market mutual fund classified as a cash equivalent.

        Other income and expenses were comprised of interest, dividends and net gains on sales of securities as follows:

	Three-Month Periods Ended June 30,
	2004	2003	$ Change	% Change
Interest income	$52,441	$ 7,581	$ 44,860	592%
Dividend income	--	10,900	(10,900)	(100%)
	$52,441	$ 18,481	$ 33,960	184%
Net realized gains on sales of securities	--	$729,226	$(729,226)	(100%)

        The increase in interest income in the three-month period ended June 30, 2004 was primarily attributable to a substantial increase during the period in our interest-bearing investments, mainly U.S. Treasury Notes, as compared to the period ended June 30, 2003. There was no dividend income in the three-month period ended June 30, 2004 as compared to $10,900 in the three-month period ended June 30, 2003 because we did not hold any dividend-paying securities during the current period. There were no net gains on the sale of marketable securities in the fiscal quarter ended June 30, 2004 compared to net gains on the sale of marketable securities of $729,226 in the fiscal quarter ended June 30, 2003 because we did not sell any marketable securities in the three-month period ended June 30, 2004. Offsetting the gain of $739,989 in the fiscal quarter ended June 30, 2003, we recognized approximately $10,763 in losses. A portion of the gains on sales of securities in the fiscal quarter ended June 30, 2003 was realized on securities that were previously written down to a new cost basis.

Income Taxes

        There were no annualized income tax provisions or benefits for the nine-month periods ended June 30, 2004 and June 30, 2003, as we incurred a loss in both periods. Due to the uncertainty of the realizability of our deferred tax assets, including loss carry-forwards, a full valuation allowance has been recorded as of June 30, 2004 and June 30, 2003 against these assets.

Earnings

        For the reasons stated above, there was a net loss of ($777,687), or ($0.10) per share, for the quarter ended June 30, 2004 compared to net income of $664,432, or $0.10 per share, for the quarter ended June 30, 2003.

Results of Operations for the Nine Months Ended June 30, 2004 as Compared to the Nine Months Ended June 30, 2003

Revenues

        Total revenues for the nine-month period ended June 30, 2004 were $2,872,286 compared to $3,998,788 for the nine-month period ended June 30, 2003. The decrease in revenues was primarily the result of a decrease in the recognition of deferred license fee revenue from a license and marketing agreement covering Combidex.

License Fee Revenue

        License fee revenue decreased to $1,933,478 in the nine months ended June 30, 2004 from $3,086,829 in the nine months ended June 30, 2003. License fee revenues for the nine months ended June 30, 2004 consisted of deferred license fee revenue associated with the license and marketing agreement signed in 1995 with Berlex and deferred license fee revenue from Cytogen related to a license and marketing agreement signed in fiscal 2000.

        Deferred license fee revenue consisted of the following:

	Nine Months Ended June 30,
	2004	2003	$ Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$1,380,162	$ 2,533,513	$(1,153,351)	(46%)

Deferred license fee revenue recognized in connection with the Berlex agreement	553,316	553,316	--	--

	$1,933,478	$ 3,086,829	$(1,153,351)	(37%)

        During the nine-month period ended June 30, 2004, we incurred lower research and development expenses related to the Cytogen agreement as compared with the same period in the prior fiscal year and, as a result, our revenue associated with this agreement decreased. The decrease in expenses related to the Cytogen agreement in the nine-month period ended June 30, 2004 as compared to the same period in the prior fiscal year is primarily the result of fluctuations in expenditures related to our efforts to obtain approval of Combidex.

Royalty Revenue

        Royalties decreased by approximately $310,000, or (65%), to approximately $170,000 for the nine-month period ended June 30, 2004 compared with royalties of approximately $480,000 for the nine-month period ended June 30, 2003, reflecting a significant decrease in sales of our approved products by our marketing partners during the period ended June 30, 2004 due to the current competitive landscape for our marketed products.

Product Sale Revenue

        Product sale revenue consisted of the following:

	Nine Months Ended June 30,
	2004	2003	$ Change	% Change
Feridex I.V.	$432,443	$168,955	$263,488	156%
GastroMARK	336,365	263,004	73,361	28%
	$768,808	$431,959	$336,849	78%

        The increase in the nine-month period ended June 30, 2004 was primarily a result of the fluctuation of our product sales to our marketing partners from period to period based on uneven demand and the batch size in which our products are manufactured and shipped.

Costs and Expenses

Cost of Product Sales

        We incurred costs of $117,015 associated with product sales during the nine-month period ended June 30, 2004 compared with costs of $150,940 for the nine-month period ended June 30, 2003, a decrease of $33,925, or (22%). This constituted approximately 15% and 35%, respectively, of product sales during the periods. We have different gross margins on the sales of each of our products. The higher gross margin in the nine-month period ended June 30, 2004 is a result of the increase in sales of Feridex I.V. during the period as compared with the same period in the prior fiscal year because Feridex I.V. has higher margins than GastroMARK.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consisted of the following:

	Nine Months Ended June 30,
	2004	2003	$ Change	% Change
Salaries, wages and related taxes and benefits	$ 748,726	$ 718,057	$ 30,669	4%
Professional fees	266,433	250,232	16,201	7%
Insurance costs	102,960	30,928	72,032	233%
Facilities and other expenses	384,635	279,181	105,454	38%
	$1,502,754	$1,278,398	$224,356	18%

        The increase in expenditures for selling, general and administrative costs in the nine-month period ended June 30, 2004 was primarily due to increased insurance costs and higher utility and maintenance costs as compared with the same period in the prior fiscal year.

Research and Development Expenses

        Research and development expenses consisted of the following:

	Nine Months Ended June 30,
	2004	2003	$ Change	% Change
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy	$ 834,226	$ 1,017,202	$(182,976)	(18%)
Ferumoxytol in MRA	103,980	80,011	23,969	30%
Combidex	68,252	173,231	(104,979)	(61%)
	$1,006,458	$ 1,270,444	$(263,986)	(21%)
Internal Research and Development Costs	$2,642,817	$ 2,190,396	$ 452,421	21%
Total Research and Development Costs	$3,649,275	$ 3,460,840	$ 188,435	5%

        The increase in total expenditures in the nine-month period ended June 30, 2004 was primarily attributable to increased expenditures associated with the Phase III development program for ferumoxytol in iron replacement therapy partially offset by decreased expenditures incurred in connection with Combidex and completion of Phase II clinical trials for ferumoxytol in iron replacement therapy.

Other Income and Expenses

        Other income and expenses were comprised of interest, dividends and net gains on sales of securities as follows:

	Nine Months Ended June 30,
	2004	2003	$ Change	% Change
Interest income	$112,370	$ 31,191	$ 81,179	260%
Dividend income	--	66,840	(66,840)	(100%)
	$112,370	$ 98,031	$ 14,339	15%
Net realized gains on sales of securities	--	$964,310	$(964,310)	(100%)

        The increase in interest income in the nine-month period ended June 30, 2004 was primarily attributable to a substantial increase during the period in our interest-bearing investments, mainly U.S. Treasury Notes, as compared to the nine-month period ended June 30, 2003. There was no dividend income in the nine-month period ended June 30, 2004 as compared to $66,840 in the nine-month period ended June 30, 2003 because we did not hold any dividend-paying securities during the current period. There were no net gains on the sale of securities in the nine-month period ended June 30, 2004 compared to net gains on the sale of securities of $964,310 in the nine-month period ended June 30, 2003 because we did not sell any marketable securities during the nine-month period ended June 30, 2004. Offsetting the gain of $1,413,515 in the nine-month period ended June 30, 2003, we recognized approximately $449,205 in losses. A portion of the gains realized on sales of securities in the nine-month period ended June 30, 2003 were on securities that were previously written down to a new cost basis. During the nine-month period ended June 30, 2003, we determined that the decline in the carrying value of two securities below their original basis was an other-than-temporary decline. Accordingly, we recorded a write-down of securities of $644,310 for the period ended June 30, 2003 and established a new cost basis for these securities on our balance sheet. In making this determination, we considered, among other factors, the duration of the period that, and extent to which, the fair value of these securities was less than their original cost basis, the financial health and business outlook of the companies that issued the securities, including industry and sector performance, and overall market conditions and trends. We employed a methodology in evaluating whether a decline in the fair value of the marketable securities in our portfolio below cost basis was other-than-temporary that considered available evidence regarding such marketable securities.

Income Taxes

        There were no annualized income tax provisions or benefits for the nine-month periods ended June 30, 2004 and June 30, 2003 as we incurred a loss in both periods. Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of June 30, 2004 and June 30, 2003 against these assets. During the nine-month period ended June 30, 2003, an income tax refund was recognized in the amount of $124,752. This amount related to a refund of the alternative minimum taxes paid during fiscal 2000. We were eligible for this refund due to a change in tax law.

Earnings

        For the reasons stated above, there was a net loss of ($2,284,388), or ($0.29) per share, for the nine-month period ended June 30, 2004 compared to a net loss of ($348,607), or ($0.05) per share, for the nine-month period ended June 30, 2003.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities.

        As discussed above, prior to fiscal 2004, our investments consisted mainly of marketable securities classified as available-for-sale. Since the beginning of fiscal 2004, we have invested in short-term and long-term U.S. Treasury Notes classified as held-to-maturity. As of June 30, 2004, the maturities of these investments ranged from less than one month to less than two years. In addition, we maintain our cash primarily in a money market mutual fund classified as a cash equivalent. A significant decline in value of this money market mutual fund would result in a substantial reduction in our total assets and cash available for daily operations. We have limited insurance protection for this money market account available through the Securities Investor Protection Corporation, or SIPC.

        Cash, cash equivalents and short-term and long-term investments consisted of the following:

	June 30, 2004	September 30, 2003	$ Change	% Change
Cash and cash equivalents	$ 6,907,107	$ 23,901,126	$(16,994,019)	(71%)
Short-term investments	8,945,728	--	8,945,728	100%
	$15,852,835	$ 23,901,126	$(8,048,291)	(34%)
Long-term investments	$ 4,812,370	--	$ 4,812,370	100%
Total cash, cash equivalents and investments	$20,665,205	$ 23,901,126	$(3,235,921)	(14%)

        The decrease in cash and cash equivalents during the period ended June 30, 2004 is primarily the result of the purchase of our short-term and long-term investments and the funding of operating activities. The decrease in total cash, cash equivalents and investments in the period ended June 30, 2004 is primarily the result of cash used to fund operating activities.

        Over the last four quarters, net cash used in operating activities was approximately $5,353,000, and we believe that our cash, cash equivalents and short-term and long-term investments as of June 30, 2004, will be sufficient to cover our future operating cash flow needs, including the anticipated increase in research and development costs related to Phase III clinical trials for ferumoxytol in iron replacement therapy, for at least eighteen months. In order to fund our longer-term cash flow needs, if necessary, we will consider from time to time various financing alternatives, including possible future strategic partnerships or additional equity or debt financing. These financing arrangements may not be available to us on acceptable terms, if at all.

        Net cash used in operating activities was $3,658,721 in the nine-month period ended June 30, 2004 compared to net cash used in operating activities of $3,238,021 in the nine-month period ended June 30, 2003. Cash received during the nine-month period ended June 30, 2004 included $414,979 from customers, $170,466 from royalties and $346,991 from interest income associated with our investments in various U.S. Treasury Notes. Cash used in operating activities during the nine-month period ended June 30, 2004 included $4,591,157 paid to suppliers and employees primarily in connection with our research and development activities. Cash received from customers increased as a result of increased collections from prior trade accounts receivable. In addition, interest income increased as a result of the increase in our interest-bearing investments. These increases were offset by an increase in cash paid to suppliers principally due to cash outlays for regulatory fees, insurance payments and manufacturing supplies, and a reduction in royalties received as a result of increased competition in the marketplace. Subsequent to June 30, 2004, we received a payment of approximately $520,000 from a distributor relative to trade accounts receivable originating in the third fiscal quarter of 2004. In addition, we expect to expend approximately $420,000 in the fourth fiscal quarter of 2004 in connection with the third fiscal quarter purchase of the remaining inventory from a supplier exiting the business. We do not expect inventory purchases to continue at this increased level. We also expect to expend in the fourth quarter of fiscal 2004 approximately $300,000 in connection with expenses incurred in the third quarter of fiscal 2004 for services rendered by our contract research and development service providers and $220,000 in connection with the pre-payment of our insurance obligations also recorded in the third quarter of fiscal 2004. We anticipate cash used in operating activities will increase substantially over current levels based on continued increases in research and development expenses related to the conduct of Phase III clinical trials for ferumoxytol in iron replacement therapy and expected increases in selling, general and administrative expenses, including costs related to compliance with new corporate governance requirements and additional insurance obligations.

        We expect to incur continued research and development expenses, including costs related to clinical studies, and other costs, in order to commercialize products based on our core superparamagnetic iron oxide nanoparticle technology, including ferumoxytol as an iron replacement therapeutic and as an MRA contrast agent. Although we have entered into strategic relationships in the past which provided for non-refundable license fees and milestone payments while we were developing our products, we may choose not to do so or may not be able to secure similar arrangements in the future. In addition, although in the past we have generated cash through the sale of our equity securities, we may not be able to secure such financing in the future on acceptable terms, if at all. If we are unable to fund our future research and development expenses out of product sales, working capital or sales of equity securities in the manner we anticipate, we could be forced to obtain alternative sources of financing or to curtail our development activity.

        Cash used in investing activities was $13,526,992 for the nine-month period ended June 30, 2004 compared with cash provided by investing activities in the nine-month period ended June 30, 2003 of $5,353,607. Cash used in investing activities in the nine-month period ended June 30, 2004 included $14,121,581 for the net purchase of U.S. Treasury Notes and $167,158 in capital expenditures, partially offset by $761,747 received relative to a short-term asset which represented the cash value of a split-dollar life insurance policy on our CEO that was terminated at the end of fiscal 2003. Cash provided by investing activities in the nine-month period ended June 20, 2003 included the sale of marketable securities of $6,845,188, partially offset by cash used for the purchase of marketable securities of $1,291,425 and $134,177 in capital expenditures. Capital expenditures in both the nine-month period ended June 30, 2004 and the same period in the prior fiscal year primarily related to the continuation of our efforts to upgrade production and computer equipment. We have no current commitment for any significant expenditures on property, plant and equipment. However, we expect future expenditures to increase as we continue our manufacturing scale-up of ferumoxytol.

        Cash provided by financing activities was $191,694 from the issuance of our common stock as a result of the exercise of stock options and purchases under our employee stock purchase plan during the nine-month period ended June 30, 2004. Cash provided by financing activities was $160,659 from the issuance of our common stock during the nine-month period ended June 30, 2003. There was no cash used in financing activities during the nine-month periods ended June 30, 2004 and June 30, 2003. Since June 30, 2004 and through July 31, 2004, we received approximately $395,000 in cash from the exercise of stock options. We do not expect stock option exercises to continue at this increased level.

        Our future capital requirements will depend on many factors, including, but not limited to: our ability to establish additional development and marketing arrangements or to raise additional capital through other financing activities in order to provide funding to support our research and development activities, including the conduct of clinical trials and efforts to obtain regulatory approvals; progress with clinical trials for our therapeutic and diagnostic products; the magnitude of our development programs; the time involved in obtaining regulatory approvals; the magnitude of product sales; competing technological and market developments; and the costs involved in filing, prosecuting and enforcing patent claims.

Contractual Obligations

        We currently have no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities reflected on our balance sheets. Our future contractual obligations as of June 30, 2004 are as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$57,010	$28,172	$28,838	--	--

        We lease equipment under several agreements that expire in 2004, 2005 and 2006.

Certain Factors Which May Impact Future Results

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

        Prior to marketing, every product candidate must undergo an extensive regulatory approval process in the United States and in every other country in which we intend to test and market our product candidates and products. This regulatory process includes testing and clinical trials of product candidates to demonstrate safety and efficacy and can require many years and the expenditure of substantial resources. Data obtained from pre-clinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent regulatory approval by the U.S. Food and Drug Administration, or FDA, or similar regulatory bodies in foreign countries. In addition, changes in FDA or foreign regulatory approval policies or requirements may occur or new regulations may be promulgated which may result in a delay or failure to receive FDA or foreign regulatory approval. Delays and related costs in obtaining regulatory approvals could delay our product commercialization and revenue and consume our resources, both financial and managerial.

        During the third fiscal quarter of 2004, we initiated Phase III multi-center clinical studies for one of our product candidates, ferumoxytol, for use in iron replacement therapy. Phase II clinical trials of ferumoxytol for use as a contrast agent in magnetic resonance angiography, or MRA, are currently ongoing. Before applying for FDA approval to market ferumoxytol, large-scale Phase III human clinical trials that demonstrate the safety and efficacy of ferumoxytol to the satisfaction of the FDA and other regulatory authorities must be completed. These clinical trials, and the support from third-party contractors necessary for us to conduct them, will entail the expenditure of significant corporate resources, both financial and managerial. We may not be able to successfully complete these clinical trials for ferumoxytol, or, if completed, we may not be able to obtain regulatory approval or obtain regulatory approval of the desired scope. We may also be required to demonstrate that ferumoxytol represents an improved form of treatment over existing therapies or diagnostics in order to receive regulatory approval and we may be unable to do so without conducting further clinical studies, if at all. These types of clinical trials could be significantly large and expensive studies. If we are unable to fund any of our clinical studies with cash generated from operations, we may need to seek other sources of financing which may not be available on acceptable terms, if at all. If we are unable to obtain such alternate financing, we may be forced to curtail our development activities.

        Although we have filed a New Drug Application and received an approvable letter from the FDA for Combidex for diagnosis of metastatic lymph nodes, final approval remains subject to the satisfaction of certain conditions imposed by the FDA and labeling must be resolved. During the third fiscal quarter of 2004 we submitted a response to the approvable letter, in response to which the FDA requested that we provide certain additional details underlying the existing supporting data submitted. We may be unable to satisfactorily address the comments and concerns of the FDA contained in the approvable letter. In addition, we may be unable to provide sufficient additional details to support the data submitted in our response to the approvable letter. If we are unable to provide these details, the review by the FDA of the submission or the additional details submitted in relation thereto may be delayed. Further, the FDA could determine that the submission is not complete and could require additional information in support of the submission. In addition, even if the response is deemed complete by the FDA, the FDA could respond to this submission by issuing an additional approvable letter with additional conditions for approval or the FDA could issue a not approvable letter. If we are unable to successfully address the concerns of the FDA, the New Drug Application for Combidex may not be approved, or, if approved, it may not be approved for the application that we are seeking. If we are unable to obtain approval for this application or if the FDA requires labeling that imposes limitations on the use of Combidex, our partner’s ability to market the product to the medical community may be hindered. Any failure to successfully market and sell Combidex would reduce the amount of cash generated from operations available to fund research and development activities which could force us to seek other financing alternatives.

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

        The development of new pharmaceutical products is highly uncertain and subject to a variety of inherent risks of failure. For example, our products may be found to be unsafe, to have harmful side effects on humans, to be ineffective or may otherwise fail to meet regulatory standards or receive necessary regulatory approvals. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through extensive pre-clinical testing and human clinical trials that the product is safe and efficacious. If our products fail in human clinical trials, we will be unable to obtain regulatory approval for, and market, our products, thereby reducing our potential future revenues. Although we have received promising results from pre-clinical testing and early clinical trials of ferumoxytol, these results may not be predictive of results obtained in subsequent clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. We cannot be sure that clinical trials for ferumoxytol will demonstrate sufficient safety and efficacy to obtain regulatory approvals.

        The completion rate of our clinical trials also depends on patient enrollment. We rely on third-party clinical trial sites to find suitable patients for our clinical trial programs. If these third parties do not find suitable patients in the timeframe for which we have planned, we will not be able to complete our clinical trials according to our expected schedule. Such a delay could result in an increase in development costs for ferumoxytol, a delay in making regulatory submissions and a delay in the commercialization of our products. In addition, clinical trials are often conducted with patients in the most advanced stages of disease. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to the investigational product being tested, but which can nevertheless adversely affect clinical trial results or approvals by the FDA.

        Clinical testing of pharmaceutical products is itself subject to approvals by various governmental regulatory authorities. We conduct our clinical trials in accordance with specific protocols, which are filed with the FDA or other relevant authorities. We may not be permitted by regulatory authorities to commence or continue clinical trials. Any delays in, or termination of, our clinical trial efforts could negatively affect our future prospects and stock price. In addition, if the FDA requires us to perform additional studies, we could incur significant additional costs and experience significant delays in our efforts to complete our clinical trials. This could also result in delays in our ability to make regulatory submissions and delays in the commercialization of our products.

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

        We rely on third-party contract research organizations for a variety of activities in our ferumoxytol development program, including monitoring of our clinical sites, collection and analysis of data, drafting study reports and assisting in regulatory submissions. We also rely on third-party service providers in our ferumoxytol development program for clinical laboratory testing and randomization of clinical trial subjects. If any of these third-party contractors should fail to perform or should perform inadequately or in violation of current Good Clinical Practices, our regulatory submissions could be delayed or the data in support of such submissions tainted, which could negatively impact the timing or possibility of obtaining regulatory approval for ferumoxytol. Such delays could also result in increased costs associated with the ferumoxytol development program in iron replacement therapy. Any delay in, or failure to obtain regulatory approval of ferumoxytol, would significantly impair our ability to generate future revenues from product sales.

We may need additional capital to achieve our business objectives.

        We have expended and will continue to expend substantial funds to complete the research, development, clinical trials, regulatory approvals and other activities necessary to achieve final commercialization of our product candidates. In particular, we anticipate that the significant increase in our research and development activities over the next eighteen months due to the launch and conduct of Phase III clinical studies for ferumoxytol in iron replacement therapy will cause an appreciable increase in our cash-burn rate. We estimate that our existing cash resources will be sufficient to finance our operations at current and projected levels of development and general corporate activity for at least the next eighteen months. Thereafter, we may require additional funds to continue our research and development activities, in particular the continued development of ferumoxytol in iron replacement therapy, to prepare for submission for regulatory approval for ferumoxytol in iron replacement therapy, to conduct future clinical trials for ferumoxytol in MRA, to expand commercial-scale manufacturing capabilities, and to market and sell our products. We may seek such financing through arrangements with collaborative partners or through public or private equity or debt financings. We may not be able to obtain financing on acceptable terms, if at all. Any additional equity financings could be dilutive to our stockholders. In addition, the terms any debt financing could greatly restrict our ability to raise additional capital and may provide rights and preferences to such investors which are not available to current stockholders. If adequate additional funds are not available to us in the long-term, we may be required to curtail significantly one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products or product candidates on terms that we might otherwise find unacceptable.

Our success depends on our ability to attract and retain key employees.

        Because of the specialized nature of our business, we are highly reliant on our executive officers, senior scientists and manufacturing and quality control personnel, including our CEO, Jerome Goldstein. If we fail to attract and retain key members of our manufacturing or quality control departments, our ability to manufacture our products, or to manufacture our products in a timely manner, could be hindered and our product sales and development efforts delayed. If we are unable to attract and retain qualified scientific and technical personnel for the research and development activities conducted or sponsored by us, and we lose the services of these employees as a result, our product development efforts could be delayed or curtailed. Furthermore, our possible expansion into areas and activities requiring additional expertise, such as late-stage clinical development and marketing and sales, may require the addition of new management personnel or the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise could impose significant limits on our business operations and hinder our ability to successfully and efficiently complete our research and development projects.

We may not be able to obtain the necessary regulatory approvals in order to market and sell our products in foreign countries.

        Until we or our marketing partners obtain the required regulatory approvals for Combidex or ferumoxytol in any specific foreign country, we and our marketing partners will be unable to sell these products in that country. International regulatory authorities have imposed numerous and varying regulatory requirements and the approval procedures could involve testing in addition to that required by the FDA. Furthermore, approval by one regulatory authority does not ensure approval by any other regulatory authority. In addition, in some cases, we are dependent upon some of our collaborators to conduct clinical testing and to obtain regulatory approvals. We, or our collaborators, may not be able to obtain final regulatory approvals for Combidex or ferumoxytol, or any other products developed by us, in foreign jurisdictions. Any failure to obtain the necessary governmental approvals or failure to obtain approvals of the scope requested could delay and may preclude us or our licensees or other collaborators from marketing our products or limit the commercial use of our products in these foreign jurisdictions. Alternatively, foreign regulatory approvals may entail limitations on the indicated uses of our products and impose labeling requirements which may also adversely impact our ability to market our products.

We have a limited number of customers and are dependent on our collaborative relationships.

        Our strategy for the development, commercialization and marketing of our product candidates has been to enter into strategic partnerships with various corporate partners, licensees, and other collaborators. We rely on a limited number of marketing and distribution partners to market and sell our approved products, Feridex I.V. and GastroMARK, both in the U.S. and in foreign countries, and we depend on these strategic partners for a significant portion of our revenue. Two companies were responsible for approximately 84% of our revenue during the fiscal quarter ended June 30, 2004. Guerbet represented approximately 47% of our revenue in the fiscal quarter ended June 30, 2004 and Cytogen represented approximately 37% of our revenue in the quarter, the latter of which constituted recognition of previously deferred revenue. A decrease in revenue from any of our significant marketing and distribution partners could seriously impair our overall revenues. In some cases, we have granted exclusive rights to these partners. If these partners are not successful in marketing our products, or if these partners fail to meet minimum sales requirements or projections, our ability to generate revenue would be harmed. In addition, we might incur additional costs in an attempt to enforce our contractual rights, renegotiate agreements, find new partners or market our own products. In some cases, we are dependent upon some of our collaborators to manufacture and market our products. We may not be able to derive any revenues from these arrangements. If any of our collaborators breaches its agreement with us or otherwise fails to perform, such event could impair our revenue and impose on us additional costs. In addition, many of our corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with competitors. Given these and other risks, our current and future collaborative efforts may not be successful. Failure of these efforts could delay our product development or impair commercialization of our products.

        Due to the high cost of our research and development activities, in particular the anticipated cost of clinical trials for ferumoxytol, our inability to secure strategic partners could limit our ability to continue developing ferumoxytol or force us to raise additional capital through alternative means which may not be available to us on acceptable terms, if at all. Any delay in, or termination of, any of our research and development projects due to insufficient funds resulting from lack of revenue from strategic partners would reduce our potential revenues. In addition, if, in the future, we are unable to enter into collaborative agreements related to ferumoxytol, or choose not to enter into collaborative agreements, we would need to develop an internal sales and marketing department, including a direct sales force, or contract for these services from a third party, in order to market and sell ferumoxytol since we do not have the necessary sales and marketing expertise at this time. If we are unable to successfully recruit and retain the necessary sales and marketing personnel, to obtain the financing to support these efforts, if necessary, or to contract with third parties for these services on acceptable terms, if at all, our product marketing efforts and potential product launches would be delayed and the commercialization of ferumoxytol severely impaired.

An  inability to obtain raw materials and our reliance on a sole source supplier could adversely impact our business.

        We currently purchase the raw materials used to manufacture our products from third-party suppliers. We do not, however, have any long-term supply contracts with these third parties. Certain raw materials used in our products are procured from a single source with no qualified alternative supplier. In addition, we generally obtain raw materials from one vendor only, even where multiple sources are available, to maintain quality control and enhance working relationships with suppliers. If any of these third-party suppliers should cease to produce the raw materials used in our products, we would be unable to manufacture our products until we were able to qualify an alternative source. This may require repeated testing of the alternative materials and generate greater expenses to us if materials that we test do not perform in an acceptable manner. As a result of the high quality standards imposed on our raw materials, we may not be able to obtain raw materials of the quality required to manufacture our products from an alternative source on commercially reasonable terms, or in a timely manner, if at all. Any delay in or failure to obtain sufficient quantities of raw materials would prevent us from manufacturing our products. In addition, even if we are able to obtain raw materials from an alternative source, if these raw materials are not available in a timely manner or on commercially reasonable terms, we would be unable to manufacture our products on a timely and cost-effective basis. Any such difficulty in obtaining raw materials would hinder our ability to generate revenues from sales of our products or reduce the revenues realized from such sales and could impede our development efforts with respect to our product candidates.

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

        To date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners. Feridex I.V. and GastroMARK, approved in 1996 and 1997, respectively, represented an alternative technology platform for physicians to adopt. Feridex I.V. sales have decreased from their peak based on changes in magnetic resonance imaging, or MRI, technology and competition in the market. Combidex, if approved, will represent a shift in the diagnostic process that physicians could use to stage and monitor cancer patients that may not be adopted by physicians. In addition, ferumoxytol, if approved, may represent an alternative to existing products or procedures that might not be adopted by the medical community. If our approved products or future products are not adopted by physicians, revenues will be delayed or fail to materialize.

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

We may be unable to comply with continuing regulatory requirements even after our products have been approved for marketing.

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

Our operating results may fluctuate so you should not rely on a good or bad quarter to predict how we will perform over time.

        Our future operating results may vary from quarter to quarter or from year to year depending on a number of factors including:

•	the timing of our recognition of deferred revenue, which is affected by the performance of our obligations under our license agreements,

•	the timing of external research and development expenses, which may fluctuate quarter to quarter,

•	the timing and likelihood of FDA approval of Combidex or ferumoxytol,

•	market acceptance of Combidexor ferumoxytol, if approved,

•	the variable nature of our products sales to our marketing partners and the batch size in which our products are manufactured,

•	uneven demand for our products by end users which affects the royalties we receive from our marketing partners, and

•	the extent of reimbursement for the cost of our approved products from government health administration authorities, private health insurers and other third-party payors.

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

        We have many competitors, many of whom have substantially greater capital and other resources than we do and represent significant competition for us. These companies may succeed in developing technologies and products that are more effective or less costly than any that we may develop, and may be more successful than we are in developing, manufacturing and marketing products. In addition, our collaborators are not restricted from developing and marketing certain competing products and, as a result of certain cross-license agreements with our competitors (including one of our collaborators), our competitors will be able to utilize elements of our technology in the development of certain competing contrast agents. We may not be able to compete successfully with these companies. Additionally, further technological and product developments may make other iron replacement therapy products more competitive than ferumoxytol or other imaging modalities more compelling than MRI, and adversely impact sales of our iron replacement therapy and imaging products, respectively.

        We may not be able to successfully complete Phase III clinical trials for ferumoxytol for iron replacement therapy, or, if completed, may not be able to obtain regulatory approval. In addition, although we believe ferumoxytol will present benefits over existing products in the iron replacement therapy market, this market is highly sensitive to several factors including, but not limited to, reimbursement, price competitiveness and product characteristics such as perceived safety profiles and dosing regimens. Competing iron replacement therapy products may receive greater market acceptance than ferumoxytol.

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

         We manufacture bulk Feridex I.V. and GastroMARK, as well as Feridex I.V. finished product, for sale by our marketing partners, and ferumoxytol for use in human clinical trials, in our manufacturing facility. Pending FDA approval, we intend to manufacture Combidex formulated drug product at our manufacturing facility as well. This facility is subject to current Good Manufacturing Practices regulations prescribed by the FDA, also known as cGMP. We may not be able to continue to operate at commercial scale in compliance with cGMP regulations. Failure to operate in compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could delay our development efforts and impede product sales due to the unavailability of our products and product candidates. In addition, we are dependent on contract manufacturers for the final production of Combidex and do not currently have any long-term contracts in place with any third-party manufacturers to conduct this work. In the event that we are unable to obtain or retain final manufacturing for Combidex, we will not be able to develop and commercialize this product as planned. Additionally, we may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP regulations and other regulatory requirements. Furthermore, such manufacturers may not be able to deliver required quantities of product that conform to specifications in a timely manner.

        We currently have only one manufacturing facility at which we produce limited quantities of ferumoxytol. Although we are currently testing scale-up for production of ferumoxytol, some aspects of our manufacturing processes may not be easily scalable to allow for production in larger volumes, resulting in higher than anticipated material, labor and overhead costs per unit. Additionally, manufacturing and quality control problems may arise as we increase our level of production. We may not be able to increase our manufacturing capacity in a timely and cost-effective manner and we may experience delays in manufacturing this product. Furthermore, if we fail to attract and retain key members of our manufacturing or quality control departments, we may be unable to manufacture our products and product candidates in a timely manner, which could delay our product sales and development efforts.

        If we are unable to consistently manufacture our products on a timely basis because of these or other factors, we will not be able to meet anticipated demand. As a result, we may lose sales and fail to generate increased revenue.

Our stock price has been and may continue to be volatile, and your investment in our stock could decline in value or fluctuate significantly.

        The market price of our common stock has been, and may continue to be, volatile. This price has ranged between $8.00 and $16.43 in the fifty-two week period prior to August 9, 2004. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Various factors and events, including announcements by us or our competitors concerning results of regulatory actions, technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, or public concern regarding the safety of products developed by us or others, may have a significant impact on the market price of our common stock. Thus, as a result of events both within and beyond our control, our stock price could fluctuate significantly or lose value rapidly. In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. As of August 9, 2004, our shares had an average 90 calendar day trading volume of approximately 25,400 shares. Bulk sales or purchases of our stock in a short period of time could cause the market price for our shares to decline or fluctuate drastically.

Our success is dependent on third-party reimbursement.

        In both the United States and foreign markets, our ability to commercialize our products will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. We expect that our products will be purchased by hospitals, clinics, doctors and other users that bill various third-party payors, such as Medicare, Medicaid and other government insurance programs, and private payors including indemnity insurers, Blue Cross Blue Shield plans and managed care organizations such as health maintenance organizations. Most of these third-party payors provide coverage for iron replacement therapeutics and for MRI for some indications but may not include a separate payment for the use of an MRI contrast agent. Third-party private payors often mirror Medicare coverage policy and payment limitations in setting their own reimbursement payment and coverage policies. Reimbursement rates vary depending on the procedure performed, the third-party payor, the type of insurance plan and other factors.

        Significant uncertainty exists as to the reimbursement status of newly-approved healthcare products and products which have competitors for their approved indications. If Medicare or third-party payors do not approve our therapeutic products, MRI products and/or related MRI procedures for reimbursement, or for adequate levels of reimbursement, the adoption of our products may be limited. Sales may suffer as some physicians or their patients will opt for a competing product that is approved for sufficient reimbursement or may forgo the treatment or MRI procedure instead of paying out-of-pocket for costs associated with the treatment or procedure and contrast agent and our ability to generate revenue may be impaired. Even if third-party payors make reimbursement available, these payors’ reimbursement policies may be insufficient, which may negatively impact us and our corporate partners’ ability to sell our products on a profitable basis.

        In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to reform the health care system. In December 2003, the Medicare Prescription Drug Improvement and Modernization Act, or MMA, was passed by Congress. Part of MMA is intended to reform how healthcare is reimbursed by the government. At this time we cannot be certain as to how this legislation will affect the reimbursement of our products in development. Additionally, the Centers for Medicare and Medicaid Services is seeking to reform the end-stage renal disease payment system. At this time we cannot be certain as to how this will affect potential reimbursement for ferumoxytol in iron replacement therapy in chronic kidney disease, or CKD, patients on dialysis who are receiving erythropoietin.

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

        We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials and commercial use. However, coverage is becoming increasingly expensive and costs will continue to increase significantly as our Phase III clinical trial activities for ferumoxytol continue and we may not be able to maintain insurance at a reasonable cost. Furthermore, our insurance may not provide sufficient coverage amounts to protect us against liability that could deplete our capital resources. We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future. Our insurance coverage and our resources may not be sufficient to satisfy any liability or cover costs resulting from product liability claims. A product liability claim or series of claims brought against us could reduce or eliminate our resources, whether or not the plaintiffs in such claims ultimately prevail. In addition, pursuant to our certificate of incorporation and by-laws, and in order to attract competent candidates, we are obligated to indemnify our officers and directors against certain claims arising from their service to us. We maintain directors and officers liability insurance to cover such potential claims against our officers and directors. However, this insurance may not be adequate for certain claims and deductibles apply. As a result of our indemnification obligations and in instances where insurance coverage is not available or insufficient, any liability claim or series of claims brought against our officers or directors could deplete or exhaust our resources, regardless of the ultimate disposition of such claims.

We are subject to environmental laws and potential exposure to environmental liabilities.

        Because we use certain hazardous materials in the production of our products, we are subject to various federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of non-hazardous and hazardous wastes, and emissions and discharges into the environment. Failure to comply with these laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, and such owner or operator may incur liability to third parties impacted by such contamination. The presence of, or failure to remediate properly, these substances could adversely affect the value and the ability to transfer or encumber the property.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Since the end of the fiscal year ended September 30, 2003, we acquired a significant amount of short-term and long-term investments consisting solely of U.S. Treasury Notes classified as held-to-maturity which are, as a result, recorded at amortized cost. As of June 30, 2004, the maturities of these investments ranged from less than one month to less than two years. Although we anticipate holding these investments until they mature, these investments are subject to interest rate risk and will fall in value if market interest rates increase. However, even if market interest rates for comparable investments were to increase immediately and uniformly by 10% from levels at June 30, 2004, we estimate that the fair value of our investments would decline by an immaterial amount. Subsequent to June 30, 2004, one of these Notes matured and we immediately reinvested the proceeds in another short-term U.S. Treasury Note.

Item 4.     Controls and Procedures

        Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) with the participation of the company’s management, have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are operating in an effective manner and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at a level that provides such reasonable assurances.

        There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

          Exhibit

         (a)  Exhibits

          Exhibit Number                              Description

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Current Reports on Form 8-K:

On April 20, 2004, we furnished a Current Report on Form 8-K dated April 21, 2004 to report under Item 12 the issuance of a press release announcing our anticipated results of operations for the fiscal quarter ended March 31, 2004.

On June 25, 2004, we filed a Current Report on Form 8-K dated June 25, 2004 to report under Items 5 and 7 that we submitted a response to the approvable letter received from the U.S. Food and Drug Administration for Combidex®.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.

Date: August 12, 2004	By /s/ Jerome Goldstein Jerome Goldstein, Chief Executive Officer, President, Treasurer and Chairman of the Board of Directors

Date: August 12, 2004	By /s/ Michael N. Avallone Michael N. Avallone, CPA, Chief Financial Officer