Form 10-Q
period 2004-12-31
ADVANCED MAGNETICS INC
filed 2005-02-10
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At February 8, 2005, 8,028,275 shares of registrant’s common stock (par value $.01 per common share) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2004

PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements.

ADVANCED MAGNETICS, INC.

BALANCE SHEETS

DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

(Unaudited)

	December 31, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,335,065	$9,391,363
Short-term investment	4,936,979	4,942,915
Accounts receivable - trade	516,006	49,575
Inventories	460,811	473,038
Prepaid expenses and other receivables	805,165	586,584
Total current assets	13,054,026	15,443,475
Property, plant and equipment:
Land	360,000	360,000
Buildings and improvements	4,706,074	4,660,972
Laboratory equipment	7,097,795	7,018,563
Furniture and fixtures	886,267	877,666
Total property, plant and equipment	13,050,136	12,917,201
Less - accumulated depreciation	(9,373,748)	(9,318,224)
Net property, plant and equipment	3,676,388	3,598,977
Long-term investment	4,723,949	4,768,159
Total assets	$21,454,363	$23,810,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$748,766	$466,936
Accrued expenses	1,003,850	817,276
Deferred revenue	1,595,510	1,845,509
Total current liabilities	3,348,126	3,129,721
Long-term liabilities:
Deferred revenue	2,949,995	3,134,435
Total liabilities	6,298,121	6,264,156

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 7,997,557 shares at December 31, 2004 and 7,949,931 shares at September 30, 2004	79,976	79,499
Additional paid-in capital	54,899,724	54,741,302
Accumulated deficit	(39,823,458)	(37,274,346)
Total stockholders’ equity	15,156,242	17,546,455
Total liabilities and stockholders’ equity	$21,454,363	$23,810,611

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED

DECEMBER 31, 2004 AND 2003

(Unaudited)

	First Quarter Ended December 31,
	2004	2003
Revenues:
License fees	$434,439	$601,964
Royalties	67,000	30,000
Product sales	520,825	—
Total revenues	1,022,264	631,964

Costs and expenses:
Cost of product sales	94,935	—
Research and development expenses	2,532,373	1,116,744
Selling, general and administrative expenses	1,006,886	466,005
Total costs and expenses	3,634,194	1,582,749

Operating loss	(2,611,930)	(950,785)

Other Income:
Interest income	62,818	10,085
Net loss	$(2,549,112)	$(940,700)

Loss per share - basic and diluted:	$(0.32)	$(0.12)

Weighted average shares outstanding used to compute loss per share:
Basic and diluted	7,985,382	7,767,101

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED

DECEMBER 31, 2004 AND 2003

(Unaudited)

	First Quarter Ended December 31,
	2004	2003
Cash flows from operating activities:
Cash received from customers	$237,435	$325,357
Cash paid to suppliers and employees	(3,493,967)	(1,242,186)
Interest received	112,965	10,085
Royalties received	64,422	36,695
Net cash used in operating activities	(3,079,145)	(870,049)

Cash flows from investing activities:
Life insurance policy surrender value received	—	761,747
Capital expenditures	(132,935)	(56,972)

Net cash (used in) provided by investing activities	(132,935)	704,775

Cash flows from financing activities:
Proceeds from the cash exercise of stock options	155,782	74,592

Net cash provided by financing activities	155,782	74,592

Net decrease in cash and cash equivalents	(3,056,298)	(90,682)

Cash and cash equivalents at beginning of the period	9,391,363	23,901,126

Cash and cash equivalents at end of the period	$6,335,065	$23,810,444

Supplemental data:
Non-cash financing activities:
Non-cash stock option exercises	$36,058	$76,833

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

RECONCILIATION OF NET LOSS

TO NET CASH USED IN OPERATING ACTIVITIES

FOR THE QUARTERS ENDED

DECEMBER 31, 2004 AND 2003

(Unaudited)

	First Quarter Ended December 31,
	2004	2003
Net loss	$(2,549,112)	$(940,700)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55,524	48,930
Non-cash expense associated with non-employee stock options	3,116	24,347
Amortization of premiums on purchased investments	50,147	—
Changes in operating assets and liabilities:
Accounts receivable - trade	(466,431)	332,052
Inventories	12,227	81,431
Prepaid expenses and other receivables	(218,581)	71,159
Accounts payable and accrued expenses	468,404	114,696
Deferred revenue	(434,439)	(601,964)
Total adjustments	(530,033)	70,651
Net cash used in operating activities	$(3,079,145)	$(870,049)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

(Unaudited)

A.                                    Summary of Accounting Policies

Business

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

Since our inception, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities.  Our near-term capital requirements will depend on many factors, including, but not limited to, the progress of our clinical trials for ferumoxytol, the next generation product in our development pipeline; our ability to obtain regulatory approvals for Combidex®, our investigational molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, also known as MRI, to aid in the differentiation of cancerous from non-cancerous lymph nodes, if at all; our ability to establish additional development and marketing arrangements, to enter into alternative strategic relationships and/or to raise additional capital through other financing activities; and the magnitude of product sales and royalties for our marketed products.

As of December 31, 2004, we believe that our cash, cash equivalents, and investments, totaling approximately $16,000,000, combined with cash received from other sources, including anticipated product sales, will be sufficient to satisfy our future cash flow needs for at least fifteen months, including projected operating expenses and research and development costs related to Phase III clinical trials for ferumoxytol in iron replacement therapy.  Although we have an effective $50,000,000 shelf registration statement on Form S-3 on file with the Securities and Exchange Commission and could attempt to raise funds through a securities offering or through other strategic alternatives in order to meet our longer-term cash flow needs, these financing arrangements may not be available to us on acceptable terms, if at all.

Basis of Presentation

These financial statements are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the United States Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and updated, as necessary, in our Quarterly Reports on Form 10-Q.  Interim results are not necessarily indicative of the results of operations for the full year.  These interim financial statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

Stock-Based Compensation

We have several stock-based compensation plans.  We apply Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, also known as APB 25, and related interpretations in accounting for qualifying options granted to our employees under our plans and apply Statement of Financial Accounting Standards (or SFAS) No. 123 “Accounting for Stock Issued to Employees”, also known as SFAS 123 (as amended by SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”, also known as SFAS 148), for disclosure purposes only.  The SFAS 123 and SFAS 148 disclosures include pro forma net loss and loss per share as if the fair value-based method of accounting had been used.  Stock-based compensation to non-employees is accounted for in accordance with SFAS 123, SFAS 148 and related interpretations.

If stock-based compensation for employees had been determined based on SFAS 123, as amended by SFAS 148, our pro forma loss and pro forma loss per share for the fiscal quarters ended December 31, 2004 and 2003 would have been as follows:

	First Quarter Ended December 31,
	2004	2003

Reported net loss	$(2,549,112)	$(940,700)
Pro forma stock compensation expense	(245,320)	(136,354)
Pro forma net loss	$(2,794,432)	$(1,077,054)

Reported loss per share - basic and diluted:	$(0.32)	$(0.12)

Pro forma loss per share - basic and diluted:	$(0.35)	$(0.14)

The effects of applying SFAS 123 and SFAS 148 in this pro forma disclosure are not indicative of future amounts.  We anticipate granting additional awards in future years.  See also Note G of Notes to Financial Statements hereunder.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, investments consisting of U.S. Treasury Notes, accounts receivable and accounts payable.  The estimated fair value of our financial instruments approximates their carrying values.

Reclassifications

Certain amounts from the prior fiscal period have been reclassified to conform to the current period’s presentation.

B.                                    Investments

As of December 31, 2004 and September 30, 2004, our short-term investment consisted of a U.S. Treasury Note with a maturity date of January 31, 2005 and our long-term investment consisted of a U.S. Treasury Note with a maturity date of February 15, 2006.  Our investments are classified as held-to-maturity and, as a result, are recorded at amortized cost.

C.                                    Inventories

The major classes of inventories were as follows:

	December 31, 2004	September 30, 2004
Raw materials	$413,097	$404,001
Work in process	34,457	21,837
Finished goods	13,257	47,200
Total inventories	$460,811	$473,038

The aggregate amount of overhead charged to and remaining in inventory as of December 31, 2004 and September 30, 2004 was $23,222 and $31,591, respectively.

D.                                    Income Tax

There were no income tax provisions or benefits for the fiscal quarters ended December 31, 2004 and December 31, 2003 as we incurred a loss in both periods.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2004 and September 30, 2004.

E.                                      Loss per Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the respective period.  We compute diluted loss per share by dividing net loss by the sum of the weighted average common shares outstanding and common stock equivalents during the respective period.  Common stock equivalents consist of the net common shares issuable upon the exercise of in-the-money stock options under the treasury stock method.

The components of basic and diluted loss per share were as follows:

	First Quarter Ended December 31,
	2004	2003

Net loss (A)	$(2,549,112)	$(940,700)

Weighted average common shares outstanding (B)	7,985,382	7,767,101
Common stock equivalents	—	—
Sum of weighted average common shares outstanding and common stock equivalents (C)	7,985,382	7,767,101

Loss per share:
Basic (A/B)	$(0.32)	$(0.12)
Diluted (A/C)	$(0.32)	$(0.12)

Options to purchase a total of 839,691 and 884,847 shares of common stock that were outstanding as of December 31, 2004 and December 31, 2003, respectively, were excluded from the computation of diluted net loss per share because such options were anti-dilutive as we had a net loss in those quarters.  Warrants to purchase 261,780 shares of common stock, issued in July 2003 at an exercise price of $15.50 per warrant, were excluded from the computation of diluted net loss per share for the fiscal quarters ended December 31, 2004 and December 31, 2003 because such warrants were anti-dilutive as we incurred a net loss in those quarters.

F.                                      Related Party Transactions

During fiscal 1991, a split-dollar life insurance policy on the lives of Jerome Goldstein, our Chairman of the Board, Chief Executive Officer, President and Treasurer, and his wife Marlene Kaplan Goldstein, was established with a trust for the benefit of the family members of our Chief Executive Officer and spouse as beneficiaries.  The intent of the policy was to provide liquidity to the estate of the Chief Executive Officer and his spouse, whose primary assets at the time were holdings of our common stock, which represented approximately 24% of the shares outstanding at the time, so that the trust would not be forced to sell shares, potentially creating downward pressure on the share price.  We paid the premiums related to the life insurance policy, excluding the pure term life protection portion of the premiums which was paid by the trust.  In September 2003, we decided to terminate the policy, whose cash surrender value at the time was $1,004,137.  $761,747 of this amount was received by us in the fiscal quarter ended December 31, 2003 as a reimbursement for the premiums we paid and the remainder was remitted to the trust.

G.                                    Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, also known as the FASB, issued a revision to SFAS 123 “Share-Based Payment”, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain nonemployee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method.  SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005.  SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application.  We intend to adopt SFAS 123R prospectively commencing in the fourth quarter of the fiscal year ending September 30, 2005; it is expected that the adoption of SFAS 123R may cause us to record, as expense each quarter, a noncash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R; as of December 31, 2004, we have approximately 290,000 stock options outstanding which had not yet become vested.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” or SFAS 151.  This pronouncement, which becomes effective for interim or annual periods beginning after June 15, 2005, clarifies existing accounting guidance relating to accounting for certain abnormal costs of production.  We believe adoption of SFAS 151 will not have a material impact on our results of operations and financial condition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and federal securities laws.  In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expects,” “intends,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.  Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.  Any forward-looking statement should be considered in light of factors discussed in this Item 2 under “Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified in our other Securities and Exchange Commission filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the United States Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Combidex® is our investigational molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, also known as MRI, to aid in the differentiation of cancerous from non-cancerous lymph nodes.  Combidex received an approvable letter, subject to certain conditions, from the U.S. Food and Drug Administration, also known as the FDA, in June 2000.  In September 2004, we submitted a complete response to the approvable letter, which was accepted by the FDA and assigned a user fee goal date of March 30, 2005.  On January 31, 2005 the FDA announced that on March 3, 2005, its Oncologic Drugs Advisory Committee, also known as the ODAC, will consider questions posed by the FDA regarding Combidex, and will make recommendations to the FDA regarding approval of Combidex, which the FDA may or may not accept.

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

Since our inception in 1981, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities.  Our near-term capital requirements will depend on many factors, including, but not limited to, the progress of our clinical trials for ferumoxytol; our ability to obtain regulatory approvals for Combidex, if at all; our ability to establish additional development and marketing arrangements, to enter into alternative strategic relationships and/or to raise additional capital through other financing activities; and the magnitude of product sales and royalties for our marketed products.

Our long-term success will depend, in part, on the sales and marketing efforts of Cytogen Corporation, or Cytogen, which has exclusive United States marketing rights for Combidex.  Additionally, our success will depend on our ability to successfully develop and obtain FDA approval for ferumoxytol as an iron replacement therapeutic and as a contrast agent for MRI.  Our future success also depends on our ability to maintain and scale-up our manufacturing capabilities, to hire and retain key employees, and to successfully respond to technological and other changes in the marketplace.

Our revenues include non-cash license fees recognized in connection with our collaborative and strategic agreements, royalties from sales of our approved products to end users and product sales to our marketing partners.  Sales of Feridex I.V. by our marketing partners to end users have been on a downward trend and we expect product sales of Feridex I.V. to remain at current low levels overall.  We expect future revenue we generate will continue to fluctuate from quarter to quarter as a result of the variable nature of our product sales to our marketing partners and the variability of our license fee revenue due to fluctuations in our activities related to the project goals governed by our collaborative and strategic agreements.  In future years, we will seek to generate revenue from a combination of product sales and royalties resulting from the licensing of our approved products.  We may also seek to generate revenues from up-front license fees and milestone payments if we choose to enter into future collaborative or strategic relationships.  We may not be able to generate significant revenues from our product sales and royalties or we may not be able to enter into future collaborative or strategic relationships on favorable terms, if at all.  Any failure to generate future revenues in the manner anticipated may hinder our ability to become profitable.

A substantial portion of our expenses consists of research and development expenses.  In our Phase III development efforts for ferumoxytol in iron replacement therapy, we rely to a greater degree on contract research and development service providers as compared to other development initiatives in the past.  We expect that research and development expenses will continue to be a significant portion of our total expenses.  The process of bringing ferumoxytol to market will involve the expenditure of significant resources, both financial and managerial, and may require that we obtain future financing or enter into strategic partnerships to support these efforts.  In addition, the remaining portion of our expenses consists primarily of selling, general and administrative expenses.  We expect selling, general and administrative expenses to increase in the remainder of fiscal year 2005 as we continue our efforts to implement the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, also known as Section 404, and as a result of additional insurance obligations.

Our operating results may continue to vary significantly from quarter to quarter and from year to year depending on a number of factors, including:

•                  the timing of external research and development expenses, which may fluctuate from quarter to quarter;

•                  the timing and likelihood of FDA approval of Combidex and ferumoxytol;

•                  the timing of our recognition of deferred revenue which is affected by fluctuations in our activities related to the project goals governed by our collaborative and strategic agreements;

•                  market acceptance of Combidex and ferumoxytol, if approved;

•                  the extent of reimbursement for the cost of our approved products from government health administration authorities, private health insurers and other third-party payors;

•                  the ability to operate at commercial scale in compliance with FDA regulations and other applicable manufacturing requirements;

•                  the variable nature of our product sales to our marketing partners and the batch size in which our products are manufactured; and

•                  uneven demand for our products by end users which affects the royalties we receive from our marketing partners.

Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and we may not achieve profitability or grow revenue in the future.

Results of Operations for the Quarter Ended December 31, 2004 as Compared to the Quarter Ended December 31, 2003

Revenues

Total revenues for the fiscal quarter ended December 31, 2004 were $1,022,264 compared to $631,964 for the fiscal quarter ended December 31, 2003.  The increase in revenues was primarily the result of product sales recorded in the fiscal quarter ended December 31, 2004 partially offset by a decrease in the recognition of deferred license fee revenue from a license and marketing agreement covering Combidex as discussed further hereunder. Three companies were responsible for approximately 88% of our revenue during the fiscal quarter ended December 31, 2004.  Berlex Laboratories, Inc., or Berlex, represented approximately 53% of our revenue, Guerbet represented approximately 11% of our revenue, and Cytogen represented approximately 24% of our revenue in the fiscal quarter ended December 31, 2004, respectively; all of the latter constituted recognition of previously deferred revenue.

	First Quarter Ended December 31,		$ Change	% Change
	2004	2003
Revenues:
License fees	$434,439	$601,964	$(167,525)	-28%
Royalties	67,000	30,000	37,000	123%
Product sales	520,825	—	520,825	—
Total revenues	$1,022,264	$631,964	$390,300	62%

License Fee Revenue

License fee revenues for the fiscal quarters ended December 31, 2004 and December 31, 2003 consisted of deferred license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 as discussed further hereunder and deferred license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

In August 2000, we entered into a license and marketing agreement with Cytogen, which covers ferumoxytol for oncology imaging and Combidex.  At the time of signing that agreement, we received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee.  We determined to account for the revenue associated with this fee over the development period as costs are incurred.  The entire amount of the license fee was booked as deferred revenue upon signing the agreement.  Recognition of the remainder of the deferred revenue associated with this agreement, which approximated $857,000 as of December 31, 2004, is expected to occur when currently anticipated expenses are incurred associated with our continuing efforts to obtain approval of Combidex.  In September 2004, we submitted a complete response to the approvable letter received from the FDA, which was accepted by and assigned a user fee goal date of March 30, 2005.  The timing and nature of the FDA’s response to our submission could impact the recognition into income of the remaining deferred revenue associated with this agreement and 25,000 shares of Cytogen common stock remaining in escrow which are to be released to us upon issuance by the FDA of an approval letter relating to Combidex.

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

Total license fee revenue decreased to $434,439 in the fiscal quarter ended December 31, 2004 from $601,964 in the fiscal quarter ended December 31, 2003 and was recognized as revenue as follows:

	First Quarter Ended December 31,		$ Change	% Change
	2004	2003
Deferred license fee revenue recognized in connection with the Cytogen agreement	$250,000	$417,525	$(167,525)	-40%
Deferred license fee revenue recognized in connection with the Berlex agreement	184,439	184,439	—	0%
Total	$434,439	$601,964	$(167,525)	-28%

During the fiscal quarter ended December 31, 2004, we increased our estimate of future research and development expenses associated with the Cytogen agreement based on our ongoing efforts to obtain approval of Combidex and, as a result, our revenue associated with this agreement decreased as compared with the fiscal quarter ended December 31, 2003.  Partially offsetting this reduction was an increase in expenses related to the Cytogen agreement from approximately $84,000 incurred in the fiscal quarter ended December 31, 2003 to approximately $200,000 incurred in the fiscal quarter ended December 31, 2004.  The increase was primarily the result of a higher level of internal and external activity associated with our ongoing efforts to obtain approval of Combidex.

Royalty Revenue

Royalties increased by approximately $37,000, or 123%, to approximately $67,000 for the fiscal quarter ended December 31, 2004, compared with royalties of approximately $30,000 for the fiscal quarter ended December 31, 2003.  The increase in royalties in the fiscal quarter ended December 31, 2004 as compared to the fiscal quarter ended December 31, 2003 is primarily associated with a significant increase in sales of GastroMARK by one of our marketing partners.  Royalty payments can fluctuate from quarter to quarter based on uneven demand for our products by end users.  Although royalties increased in the fiscal quarter ended December 31, 2004, as compared to the same period in the prior fiscal year, royalty payments from our marketing partners have been at lower levels recently, and we expect royalties to continue at these lower levels due to the current competitive landscape for our marketed products.

Product Sale Revenue

Product sale revenue consisted of the following:

	First Quarter Ended December 31,		$ Change
	2004	2003
Feridex I.V.	$380,892	$—	$380,892
GastroMARK	139,933	—	139,933
Total	$520,825	$—	$520,825

The increase in product sale revenue in the fiscal quarter ended December 31, 2004 as compared to the fiscal quarter ended December 31, 2003 was primarily a result of the fluctuation of our product sales to our marketing partners from period to period based on uneven purchasing patterns of our marketing partners and the batch size in which our products are manufactured and shipped.  We did not have any product sales in the fiscal quarter ended December 31, 2003.  We expect product sales to continue to fluctuate from quarter to quarter.

Costs and Expenses

Cost of Product Sales

We incurred costs of $94,935 associated with product sales during the fiscal quarter ended December 31, 2004.  This constituted approximately 18% of product sales during the fiscal quarter ended December 31, 2004.  Our gross margins are dependent on the mix of customers, prices we charge for our products, product mix, changes in unit volume and production efficiencies.  We did not have any product sales in the fiscal quarter ended December 31, 2003.

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

At the end of fiscal 2000, we adopted the guidance under SEC Staff Accounting Bulletin No. 101, also known as SAB 101, “Revenue Recognition in Financial Statements” (later revised as Staff Accounting Bulletin No. 104).  As a result of this change of accounting method, we have tracked our internal research and development expenses since this time in relation to our license and marketing agreement with Cytogen and not by specific research and development project and therefore we cannot provide total research and development costs by project since the end of fiscal 2000.

Research and development expenses consisted of the following:

	First Quarter Ended December 31,		$ Change	% Change
	2004	2003
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy	$1,507,022	$68,749	$1,438,273	2092%
Ferumoxytol in MRI	7,859	66,355	(58,496)	-88%
Combidex	50,875	12,400	38,475	310%
Other external costs	15,545	11,600	3,945	34%
Total	$1,581,301	$159,104	$1,422,197	894%

Internal Research and Development Costs	951,072	957,640	(6,568)	-1%

Total Research and Development Costs	$2,532,373	$1,116,744	$1,415,629	127%

The increase in total research and development expenditures incurred in the fiscal quarter ended December 31, 2004 as compared to the fiscal quarter ended December 31, 2003 was attributable to increased external costs of approximately $1,422,000.  The increase in external costs is due primarily to increased expenditures associated with the clinical development program for ferumoxytol in iron replacement therapy.  This increase was partially offset by a decrease of approximately $95,000 in Phase II expenses due to the completion of Phase II clinical trials for ferumoxytol in iron replacement therapy.  We expect research and development expenses to continue to increase as a result of the continued initiation of sites, increased patient enrollment, and increased fees associated with our third party contract research and development service providers in connection with our Phase III clinical trials for ferumoxytol in iron replacement therapy.

In the third fiscal quarter of 2004, we commenced Phase III clinical trials of ferumoxytol for use in iron replacement therapy and are continuing exploratory Phase II clinical trials of ferumoxytol for use in MRA.  Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of ferumoxytol.  Since the end of fiscal 2000 and through the fiscal quarter ended December 31, 2004, we incurred aggregate external research and development expenses of approximately $6,340,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol.  The estimated future cost of the external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic, including costs related to ongoing and future clinical trial activities, is currently estimated to range from approximately $12,000,000 to $14,000,000.  These external costs could increase, however, if we experience significant delays in our clinical development program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, or inadequate performance or errors by third party contract research and development service providers.  We currently expect to submit a New Drug Application, also known as an NDA, to the FDA for ferumoxytol in iron replacement therapy during the first half of calendar year 2006 based on the current status of our Phase III clinical program.  This submission could be delayed, however, if we experience delays in any one of our Phase III clinical trials in iron replacement therapy.  Any delays in our clinical development program or in the preparation of our submission of an NDA in connection with ferumoxytol in iron replacement therapy could delay the commercialization of ferumoxytol in this application.  Since we have not yet determined which clinical indications we may seek for the development of ferumoxytol in

MRI, we cannot make a specific dollar estimate of the projected external efforts necessary to complete development for ferumoxytol in MRI.

In June 2000, we received an approvable letter, subject to certain conditions, from the FDA for Combidex. During the fiscal quarter ended September 30, 2004, we submitted a complete response to the approvable letter, which was accepted by the FDA which assigned a user fee goal date of March 30, 2005.  We incurred aggregate internal and external research and development expenses of approximately $13,500,000, through the end of fiscal 2000, in connection with the development of Combidex.  We have incurred additional external research and development expenses of approximately $652,000 since fiscal 2000 related to Combidex primarily in connection with ongoing clinical research expenses and consulting fees.  In addition, we have incurred internal research and development costs related to our efforts to satisfy the conditions specified in the approvable letter from the FDA since fiscal 2000.

Since completion of our research and development projects requires regulatory approvals that are out of our control and subject to the delays and other uncertainties identified below in the section entitled “Certain Factors That May Affect Future Results,” and elsewhere in our periodic filings with the SEC, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, we cannot estimate the anticipated completion date of each of our major research and development projects or the period in which material net cash inflows from such projects could be expected to commence.  Furthermore, due to the risks and uncertainties including, but not limited to, those risks and uncertainties associated with clinical trials, the receipt of regulatory approval and third-party reimbursement policies and decisions, we may not be able to complete our research and development projects or complete them in a timely fashion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	First Quarter Ended December 31,		$ Change	% Change
	2004	2003
Salaries, wages, payroll taxes and benefits	$325,396	$240,730	$84,666	35%
Professional fees	414,920	119,102	295,818	248%
Insurance costs	81,190	16,860	64,330	382%
Facilities and other	185,380	89,313	96,067	108%
Total	$1,006,886	$466,005	$540,881	116%

The increase in expenditures for selling, general and administrative costs in the fiscal quarter ended December 31, 2004, as compared to the same quarter in the prior fiscal year, was primarily due to increased professional fees related to consultants hired to assist with our efforts to implement the internal control requirements of Section 404 and to our ongoing evaluation of various strategic opportunities and financing alternatives, the latter of which included the filing on October 12, 2004, of a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC in December 2004.  We also incurred increased insurance and audit costs, and higher utility and maintenance costs as compared with the fiscal quarter ended December 31, 2003.  We expect selling, general and administrative expenses to continue to increase for the remainder of fiscal year 2005 primarily due to Section 404 related expenses.  In the fiscal quarter ended December 31, 2004, we also paid liquidated damages of approximately $74,000 as a result of our failure to meet certain contractual obligations.  Such failure was remedied in December 2004.

Other Income

Other income was comprised of interest income and amortization of premiums on purchased investments as follows:

	First Quarter Ended December 31,		$ Change	% Change
	2004	2003
Interest income	$112,965	$10,085	$102,880	1020%
Amortization of premiums on purchased investments	(50,147)	—	(50,147)	—
Total	$62,818	$10,085	$52,733	523%

The increase in interest income in the fiscal quarter ended December 31, 2004, as compared to the same quarter in the prior fiscal year, was primarily attributable to a substantial increase during the latter portion of fiscal year 2004 in higher interest-bearing investments, mainly U.S. Treasury Notes, as compared to the fiscal quarter ended December 31, 2003.  Our interest income earned during the quarter ended December 31, 2003 was derived substantially from our cash being invested in money market funds.  We had no amortization of premiums on purchased investments during the fiscal quarter ended December 31, 2003 as we did not hold any U.S. Treasury Notes during that period.

Income Taxes

We had no annualized income tax provision for the fiscal quarter ended December 31, 2004 and for the fiscal quarter ended December 31, 2003, as we incurred a loss in those fiscal periods.  Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of December 31, 2004 and December 31, 2003 against these assets.

Cumulative Effect of Accounting Change

In fiscal 2000, we adopted the guidance under SAB 101 (later revised as Staff Accounting Bulletin No. 104).  The effect of applying this change in accounting principle was a charge in 1999 of $7,457,717, or $1.11 per share.  This cumulative change in accounting principle reflects the reversal of license fees and milestone payments that had been recognized in prior years.  Previously, we had recognized license fee revenue when the fees were non-refundable, a technology transfer occurred, no explicit commitment or obligation for scientific achievement existed, and the other portions of the agreement, principally supply and royalty, were priced at fair value.  Under the new accounting method, applied retroactive to October 1, 1999, these payments, associated with the Berlex agreement, were recorded as deferred revenue to be recognized evenly over the remaining term of the related agreement.  For each of the fiscal quarters ended December 31, 2004 and December 31, 2003, we recognized $184,439 in revenue that was included in the cumulative effect adjustment as of October 1, 1999.

Net Loss

For the reasons stated above, there was a net loss of ($2,549,112), or ($0.32) per basic and diluted share, for the fiscal quarter ended December 31, 2004 compared to a net loss of ($940,700), or ($0.12) per basic and diluted share for the fiscal quarter ended December 31, 2003.

Liquidity and Capital Resources

Since our inception in 1981, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities.  Our near-term capital requirements will depend on many factors, including, but not limited to, the progress of our clinical trials for ferumoxytol; our ability to obtain regulatory approvals for Combidex, if at all; our ability to establish additional development and marketing arrangements, to enter into alternative strategic relationships and/or to raise additional capital through other financing activities; and the magnitude of product sales and royalties for our marketed products.

Prior to fiscal 2004, our investments consisted mainly of marketable securities classified as available-for-sale.  Since the beginning of fiscal 2004, we have invested in U.S. Treasury Notes classified as held-to-maturity.  As of December 31, 2004, the maturities of these investments ranged from less than one month to less than fourteen months.  On January 31, 2005, a $4,935,000 U.S. Treasury Note, included in short term investments at December 31, 2004, matured and was reinvested in a thirteen week U.S. Treasury Bill for the same face value amount.  In addition, we maintain our cash primarily in a money market mutual fund classified as a cash equivalent.  A significant decline in value of this money market mutual fund would result in a substantial reduction in our total assets and cash available for daily operations.  We have limited insurance protection for this money market account available through the Securities Investor Protection Corporation, also known as SIPC.

Cash and cash equivalents (which consist of cash on hand, money market funds and U.S. Treasury Notes having an original maturity of less than three months), short-term investments and long-term investments consisted of the following:

	December 31, 2004	September 30, 2004	$ Change	% Change
Cash and cash equivalents	$6,335,065	$9,391,363	$(3,056,298)	-33%
Short-term investment	4,936,979	4,942,915	(5,936)	—
Subtotal	11,272,044	14,334,278	(3,062,234)	-21%

Long-term investment	4,723,949	4,768,159	(44,210)	-1%
Total cash, cash equivalents and investments	$15,995,993	$19,102,437	$(3,106,444)	-16%

The decrease in cash and cash equivalents during the quarter ended December 31, 2004 is primarily the result of cash used to fund operating activities.  As of December 31, 2004, we believe that our cash, cash equivalents, and investments, combined with cash received from other sources, including anticipated product sales, will be sufficient to satisfy our future cash flow needs for at least fifteen months, including projected operating expenses and research and development costs related to Phase III clinical trials for ferumoxytol in iron replacement therapy.  In order to fund our longer-term cash flow needs, if necessary, we will consider from time to time various financing alternatives, including possible future strategic partnerships or additional equity or debt financing.  These financing arrangements may not be available to us on acceptable terms, if at all.

On October 12, 2004, and as amended on December 16, 2004, we filed a shelf registration statement on Form S-3 with the SEC.  Under this registration statement, which was declared effective by the SEC on December 21, 2004, we may offer and sell, from time to time, up to $50,000,000 of common stock, preferred stock and warrants. Unless otherwise described in a prospectus supplement, we expect to use the net proceeds from any sale of the offered securities for general corporate purposes, which may include, but are not limited to, working capital, ongoing research and development activities and capital expenditures. Pending any specific utilization, the proceeds from any sale of the offered securities may be invested in a manner designed to ensure levels of liquidity which correspond to our current and foreseeable cash needs. Such investments may include, but not be limited to, short-term investments, including government bonds, or other interest-bearing investments.  There is no assurance that we will be able to sell securities pursuant to the registration statement on acceptable terms, if any.  This Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 does not constitute an offer to sell or the solicitation of an offer to buy the securities.  The offering of the securities will be made only by means of a prospectus.  In addition, this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Net cash used in operating activities was $3,079,145 in the fiscal quarter ended December 31, 2004 compared to net cash used in operating activities of $870,049 in the fiscal quarter ended December 31, 2003.  Cash received during the fiscal quarter ended December 31, 2004 included $237,435 from customers, $64,422 from royalties and $112,965 from interest income associated with our investments in various U.S. Treasury Notes.  Cash used in operating activities during the fiscal quarter ended December 31, 2004 included $3,493,967 paid to suppliers and employees primarily in connection with our operating and research and development activities. Cash received from customers declined in the fiscal quarter ended December 31, 2004, as compared to the fiscal quarter ended December 31, 2003, as a result of increased collections in the fiscal quarter ended December 31, 2003 associated with a larger trade accounts receivable balance that existed at September 30, 2003 as compared to September 30, 2004.  Interest income increased in the fiscal quarter ended December 31, 2004 as a result of our increased investment in higher interest-bearing investments.  These increases were offset by an increase in the fiscal quarter ended December 31, 2004 in cash paid to suppliers principally due to cash outlays for increased regulatory fees, professional fees, insurance payments, and manufacturing supplies, combined with a substantial increase in fees paid to third party contract research and development service providers associated with our ongoing clinical trial activities.  In the fiscal quarter ended December 31, 2004, we paid approximately $476,000 for the renewal of a fiscal year 2005 government license, of which approximately $173,000 was reimbursed to us from distributors during the fiscal quarter ended December 31, 2004 in accordance with existing contractual arrangements.  We anticipate cash used in operating activities will remain at current levels based on continued research and development expenses related to the conduct of Phase III clinical trials for ferumoxytol in iron replacement therapy and ongoing selling, general and administrative expenses associated with costs related to our implementation of Section 404 internal control requirements and insurance obligations.

We expect to incur continued research and development expenses, including costs related to clinical studies, and other costs, in order to commercialize products based on our core superparamagnetic iron oxide nanoparticle technology, including ferumoxytol as an iron replacement therapeutic and as an MRA contrast agent.  We estimate we may incur up to approximately $13,200,000 of external costs over the next eighteen months associated with clinical trial studies.  Although we have entered into strategic relationships in the past, which provided for non-refundable license fees and milestone payments while we were developing our products, we may choose not to do so or may not be able to secure similar arrangements or alternative strategic relationships in the future.  In addition, although in the past we have generated cash through the sale of our equity securities, we may not be able to secure such financing in the future on acceptable terms, if at all.  If we are unable to fund our future research and development expenses out of product sales, working capital or sales of equity securities in the manner we anticipate, we could be forced to obtain alternative sources of financing, to consider other strategic transactions or to curtail our development activity.

Cash used in investing activities was $132,935 in the fiscal quarter ended December 31, 2004 compared with cash provided by investing activities of $704,775 in the fiscal quarter ended December 31, 2003.  Cash provided by investing activities in the fiscal quarter ended December 31, 2003 included the receipt of $761,747 relative to a short-term asset which represented the cash value of a split-dollar life insurance policy on our Chief Executive Officer that was terminated at the end of fiscal year 2003.  Capital expenditures of $132,935 and $56,972 in the fiscal quarters ended December 31, 2004 and 2003, respectively, related to the continuation of our efforts to upgrade laboratory, production and computer equipment.  We expect future expenditures to increase as we continue our manufacturing scale-up of ferumoxytol.

Cash provided by financing activities from the issuance of our common stock, as a result of the cash exercise of stock options, during the fiscal quarters ended December 31, 2004 and 2003 was $155,782 and $74,592, respectively.

Our long-term future capital requirements will depend on many factors, including, but not limited to:

•                  our ability to establish additional development and marketing arrangements, to enter into alternative strategic relationships or to raise additional capital through other financing activities in order to provide funding to support our research and development activities, including the conduct of clinical trials and efforts to obtain regulatory approvals;

•                  progress with clinical trials for our therapeutic and diagnostic products;

•                  the magnitude of our development programs;

•                  our ability to obtain regulatory approvals, if at all;

•                  the magnitude of product sales and royalties;

•                  scale-up of our manufacturing capabilities;

•                  competing technological and market developments; and

•                  the costs involved in filing, prosecuting and enforcing patent claims.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, also known as the FASB, issued a revision to SFAS  123  “Share-Based Payment”, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain nonemployee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, also known as APB 25, and generally requires such transactions be accounted for using a fair-value-based method.  SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005.  SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application.  We intend to adopt SFAS 123R prospectively commencing in the fourth quarter of the fiscal year ending September 30, 2005; it is expected the adoption of SFAS 123R may cause us to record, as expense each quarter, a noncash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R; as of December 31, 2004, we have approximately 290,000 stock options outstanding which had not yet become vested.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” or SFAS 151.  This pronouncement, which becomes effective for interim or annual periods beginning after June 15, 2005, clarifies existing accounting guidance relating to accounting for certain abnormal costs of production.  We believe adoption of SFAS 151 will not have a material impact on our results of operations and financial condition.

Certain Factors That May Affect Future Results

The following is a summary description of some of the material risks and uncertainties that may affect our business, including our future financial and operational results. In addition to the other information in this Quarterly Report on Form 10-Q, the following statements should be carefully considered in evaluating us.

We may not be able to obtain the necessary regulatory approvals in order to market and sell our products and the approval process is costly and lengthy.

Prior to marketing, every product candidate must undergo an extensive regulatory approval process in the United States and in every other country in which we intend to test and market our product candidates and products.  This regulatory process includes testing and clinical trials of product candidates to demonstrate safety and efficacy and can take many years and require the expenditure of substantial resources.  Some of the data obtained from pre-clinical trials and clinical trials may not support our expected results in one or more indications or may be subject to varying interpretations.  Data obtained from pre-clinical testing and clinical trials can delay, limit or prevent regulatory approval by the U.S. Food and Drug Administration, also known as the FDA, or similar regulatory bodies in foreign countries.  In addition, changes in FDA or foreign regulatory approval policies or requirements may occur or new regulations may be promulgated which may result in a delay or failure to receive FDA or foreign regulatory approval.  Delays and related costs in obtaining regulatory approvals could delay our product commercialization and revenue and consume our resources, both financial and managerial.

In 2004, we initiated Phase III multi-center clinical studies for one of our product candidates, ferumoxytol, for use in iron replacement therapy.  Exploratory Phase II clinical trials of ferumoxytol for use as a contrast agent in magnetic resonance angiography, also known as MRA, are currently ongoing.  Before applying for FDA approval to market ferumoxytol, large-scale Phase III human clinical trials that demonstrate the safety and efficacy of ferumoxytol to the satisfaction of the FDA and other regulatory authorities must be completed.  These clinical trials, and the support from third-party contract research and development service providers necessary for us to conduct them, will entail the expenditure of significant corporate resources, both financial and managerial.  We may not be able to successfully complete these clinical trials for ferumoxytol or, if completed, we may not obtain the desired results or, even if we do, we may not be able to obtain regulatory approval or obtain regulatory approval of the desired scope.  Any deficiency in the design of our clinical studies, or oversight by us, could delay or prevent us from obtaining regulatory approval and could significantly increase the costs of such clinical trials.  In addition, slow enrollment, unexpected results from our clinical sites or inadequate performance by third-party contract research and development service providers, among other factors, could also delay regulatory approval and increase costs associated with obtaining such approval.

In June 2000, we received an approvable letter, subject to certain conditions, for Combidex®, our investigational molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, also known as MRI, to aid in the differentiation of cancerous from non-cancerous lymph nodes.  In September 2004, we submitted a complete response to the approvable letter, which was accepted by the FDA, and assigned a user fee goal date of March 30, 2005.  On January 31, 2005 the FDA announced that on March 3, 2005, its Oncologic Drugs Advisory Committee, also known as the ODAC, will consider questions posed by the FDA regarding Combidex, and will make recommendations to the FDA regarding approval of Combidex, which the FDA may or may not accept. The ODAC may not make a favorable recommendation regarding Combidex, or even if the ODAC’s recommendation is favorable, the FDA may not agree with the ODAC’s recommendation.  In addition, it is possible that although our response to the approvable letter to the FDA was deemed complete, the FDA could respond to our submission by issuing an additional approvable letter with additional conditions for approval, such as, the requirement to conduct additional clinical trials.  It is also possible that, the FDA could issue a not approvable letter.  If we are unable to obtain approval or are unable to obtain approval for our requested indication or if the FDA requires labeling that imposes limitations on the use of Combidex, our partners’ ability to market the product to the medical community may be prevented or hindered.  In addition, we have no assurance that the FDA will act by the user fee goal date of March 30, 2005.  Any failure to successfully market and sell Combidex or delay in these efforts, would reduce the amount of cash generated from operations available to fund research and development or other activities.  We may not be able to replenish our cash needs by seeking financing alternatives or otherwise.

We may also be required to demonstrate that ferumoxytol represents an improved form of treatment over existing therapies or diagnostics in order to receive regulatory approval and we may be unable to do so without conducting further clinical studies, if at all.  These types of clinical trials could be significantly large and expensive studies.  If we are unable to fund any of our clinical studies with cash generated from operations, we may need to seek other sources of financing or alternative strategic arrangements which may not be available on acceptable terms, if at all.  If we are unable to obtain such alternate financing or strategic arrangements, we may be forced to curtail our development activities.

Final regulatory approvals may not be obtained for Combidex or ferumoxytol.  Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay and may preclude us or our licensees or other collaborators from marketing our products or limit the commercial use of our products.  Alternatively, regulatory approvals may entail limitations on the indicated uses of our products and impose labeling requirements which may also adversely impact our ability to market our products.

We have a limited number of customers and are dependent on our collaborative relationships.

Our strategy for the development, commercialization and marketing of our product candidates has been to enter into strategic relationships with various corporate partners, licensees and other collaborators.  We rely on a limited number of marketing and distribution partners to market and sell our approved products, Feridex I.V.® and GastroMARK®, both in the U.S. and in foreign countries, and we depend on these strategic partners for a significant portion of our revenue.  Three companies were responsible for approximately 88% of our revenue during the fiscal quarter ended December 31, 2004.  Berlex Laboratories, Inc. represented approximately 53% of our revenue, Guerbet represented approximately 11% of our revenue, and Cytogen Corporation, or Cytogen, represented approximately 24% of our revenue in the fiscal quarter ended December 31, 2004, respectively, all of which constituted recognition of deferred revenue.  A decrease in revenue from any of our significant marketing and distribution partners could seriously impair our overall revenues.  In some cases, we have granted exclusive rights to these partners.  If these partners are not successful in marketing our products, or if these partners fail to meet minimum sales requirements or projections, our ability to generate revenue would be harmed.  In addition, we might incur additional costs in an attempt to enforce our contractual rights, renegotiate agreements, find new partners or market our own products.  In some cases, we are dependent upon some of our collaborators to manufacture and market our products.  We may not be able to derive any revenues from these arrangements.  If any of our collaborators breaches its agreement with us or otherwise fails to perform, such event could impair our revenue and impose on us additional costs.  In addition, many of our corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with competitors.  Given these and other risks, our current and future collaborative efforts may not be successful.  Failure of these efforts could delay our product development or impair commercialization of our products.

Due to the high cost of our research and development activities, in particular the anticipated cost of clinical trials for ferumoxytol in iron replacement therapy, our inability to secure strategic partners or alternative strategic arrangements could limit our ability to continue developing ferumoxytol or force us to raise additional capital through alternative means which may not be available to us on acceptable terms, if at all.  Any delay in, or termination of, any of our research and development projects due to insufficient funds resulting from lack of revenue from strategic partners or alternative capital raising or strategic arrangements would reduce our potential revenues.  In addition, if, in the future, we are unable to enter into collaborative agreements related to ferumoxytol, or choose not to enter into collaborative agreements, we would need to develop an internal sales and marketing department, including a direct sales force, or contract for these services from a third party, in order to market and sell ferumoxytol since we do not have the necessary sales and marketing expertise at this time.  If we are unable to successfully recruit and retain the necessary sales and marketing personnel, to obtain the financing to support these efforts, if necessary, or to contract with third parties for these services on acceptable terms, if at all, our product marketing efforts and potential product launches would be delayed and the commercialization of ferumoxytol severely impaired.

We cannot predict the results and progress of our clinical trials for ferumoxytol and our ability to complete the development of ferumoxytol is uncertain.

The development of new pharmaceutical products is highly uncertain and subject to a variety of inherent risks of failure.  For example, our products may be found to be unsafe, to have harmful side effects on humans, to be ineffective or may otherwise fail to meet regulatory standards or receive necessary regulatory approvals.  Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through extensive pre-clinical testing and human clinical trials that the product is safe and efficacious.  If our products fail in human clinical trials or our clinical trials do not demonstrate sufficient safety and efficacy of our products to obtain regulatory approvals, we will be unable to obtain regulatory approval for, and market, our products, thereby reducing our potential future revenues.  For example, our results from pre-clinical testing and early clinical trials of ferumoxytol, may not be predictive of results obtained in subsequent clinical trials.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development.  We cannot be sure that clinical trials for ferumoxytol will demonstrate sufficient safety and efficacy to obtain regulatory approvals.

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

As a result of these and other risks and uncertainties, our development program for ferumoxytol may not be completed successfully.  Any delays or failures in the development of ferumoxytol will delay or prevent generation of revenue from such product candidate and may negatively impact our ability to become profitable.

The successful completion of our clinical trials for ferumoxytol depends, in part, on the performance of third-party contract research and development service providers.

We rely on third-party contract research organizations for a variety of activities in our ferumoxytol development program, including monitoring of our clinical sites, collection and analysis of data, drafting study reports and assisting in regulatory submissions.  We also rely on third-party service providers in our ferumoxytol development program for clinical laboratory testing and randomization of clinical trial subjects.  The estimated cost of the external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic, including costs related to services provided by third-party contract research organizations and service providers, is currently estimated to range from approximately $12,000,000 to $14,000,000.  If any of these third-party contract research and development service providers should fail to perform or should perform inadequately or in violation of current Good Clinical Practices, our regulatory submissions could be delayed or the data in support of such submissions tainted, which could negatively impact the timing or possibility of obtaining regulatory approval for ferumoxytol.  Such delays could also result in increased costs associated with the ferumoxytol development program in iron replacement therapy.  Any delay in, or failure to obtain regulatory approval of ferumoxytol would significantly impair our ability to generate future revenues from product sales.

We may need additional capital to achieve our business objectives.

We have expended and will continue to expend substantial funds to complete the research, development, clinical trials, regulatory approvals and other activities necessary to achieve final commercialization of our product candidates.  In particular, we anticipate that the continued high levels of expenditures related to our research and development activities over the next eighteen months due to the conduct of Phase III clinical studies for ferumoxytol in iron replacement therapy will cause our cash-burn rate to continue to increase.  In addition, our near-term capital requirements will depend on additional factors, including, but not limited to, our ability to obtain regulatory approvals for Combidex, if at all; our ability to establish additional development and marketing arrangements, to enter into alternative strategic relationships and/or to raise additional capital through other financing activities; and the magnitude of product sales and royalties for our marketed products.  We estimate that our existing cash resources, combined with cash received from anticipated product sales and other sources, in the remainder of fiscal year 2005, will be sufficient to finance our operations, including projected operating expenses and research and development costs related to Phase III clinical trials for ferumoxytol in iron replacement therapy, for at least fifteen months.  Thereafter, we may require additional funds or need to establish alternative strategic arrangements to continue our research and development activities, in particular the continued development of ferumoxytol in iron replacement therapy, to prepare for submission for regulatory approval for ferumoxytol in iron replacement therapy, to conduct future clinical trials for ferumoxytol in MRI, to expand commercial-scale manufacturing capabilities and to market and sell our products.  We may seek such financing through arrangements with collaborative partners or through public or private equity or debt financings.  We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms, if at all.  Any additional equity financings or alternative strategic arrangements could be dilutive to our stockholders. In addition, the terms of any debt financing could greatly restrict our ability to raise additional capital and may provide rights and preferences to such investors which are not available to current stockholders.  If adequate additional funds are not available to us in the long-term, we may be required to curtail significantly one or more of our research and development programs or obtain funds through arrangements with collaborative partners or other strategic arrangements that may require us to relinquish rights to certain of our products or product candidates on terms that we might otherwise find unacceptable.

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

Our future operating results may vary from quarter to quarter or from year to year depending on a number of factors including:

•                  the timing of external research and development expenses, which may fluctuate from quarter to quarter,

•                  the timing and likelihood of FDA approval of Combidex or ferumoxytol,

•                  the timing of our recognition of deferred revenue which is affected by fluctuations in our activities related to the project goals governed by our collaborative and strategic agreements,

•                  market acceptance of Combidex or ferumoxytol, if approved,

•                  the extent of reimbursement for the cost of our approved products from government health administration authorities, private health insurers and other third-party payors.

•                  the ability to operate at commercial scale in compliance with FDA regulations and other applicable manufacturing requirements,

•                  the variable nature of our products sales to our marketing partners and the batch size in which our products are manufactured, and

•                  uneven demand for our products by end users which affects the royalties we receive from our marketing partners.

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

Market acceptance of both MRI as an appropriate technique for imaging the lymphatic system and cardiovascular imaging, and the use of our products as part of such imaging, is critical to the success of our contrast agent products.  For example, many cardiovascular imaging procedures are currently being performed using other imaging modalities, such as x-ray, computed tomography and other imaging methods.  In addition, many contrast-enhanced MRA procedures are currently conducted with gadolinium-based contrast agents which are not specifically approved for use in MRA.  Although we believe that ferumoxytol offers advantages over competing MRI contrast agents and contrast agents used in other imaging modalities, competing contrast agents might receive greater acceptance.  Additionally, to the extent that other diagnostic techniques may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI could have an adverse effect on the demand for our contrast agent products.

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

The market price of our common stock has been, and may continue to be, volatile.  This price has ranged between $8.00 and $20.51 in the fifty-two week period through February 8, 2005.  The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies.  Various factors and events, including announcements by us or our competitors concerning results of regulatory actions, technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, or public concern regarding the safety of products developed by us or others, may have a significant impact on the market price of our common stock.  Thus, as a result of events both within and beyond our control, our stock price could fluctuate significantly or lose value rapidly.  In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of February 8, 2005, our shares had an average 90 calendar day trading volume of approximately 16,000 shares.  Bulk sales or purchases of our stock in a short period of time could cause the market price for our shares to decline or fluctuate drastically.

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

We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials and commercial use.  However, coverage is becoming increasingly expensive and costs will continue to increase significantly, particularly as our Phase III clinical trial activities for ferumoxytol continue, and we may not be able to maintain insurance at a reasonable cost.  Furthermore, our insurance may not provide sufficient coverage amounts to protect us against liability that could deplete our capital resources.  We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future.  Our insurance coverage and our resources may not be sufficient to satisfy any liability or cover costs resulting from product liability claims.  A product liability claim or series of claims brought against us could reduce or eliminate our resources, whether or not the plaintiffs in such claims ultimately prevail.  In addition, pursuant to our certificate of incorporation, by-laws and contractual agreements with our directors, and in order to attract competent candidates, we are obligated to indemnify our officers and directors against certain claims arising from their service to us.  We maintain directors and officers’ liability insurance to cover such potential claims against our officers and directors.  However, this insurance may not be adequate for certain claims and deductibles apply.  As a result of our indemnification obligations and in instances where insurance coverage is not available or insufficient, any liability claim or series of claims brought against our officers or directors could deplete or exhaust our resources, regardless of the ultimate disposition of such claims.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

In the fiscal year ended September 30, 2004, we acquired a significant amount of investments consisting of U.S. Treasury Notes classified as held-to-maturity which are, as a result, recorded at amortized cost.  As of December 31, 2004, the maturities of these investments ranged from one month to less than fourteen months.  On January 31, 2005, a $4,935,000 U.S. Treasury Note, included in short term investments at December 31, 2004, matured and was reinvested in a thirteen week U.S. Treasury Bill for the same face value amount.  Although we anticipate holding the remaining investment until it matures, this investment is subject to interest rate risk and will fall in value if market interest rates increase.  However, even if market interest rates for comparable investments were to increase immediately and uniformly by 10% from levels at December 31, 2004, we estimate that the fair value of this one remaining investment would decline by an immaterial amount.

Item 4.           Controls and Procedures.

Our principal executive officer, principal financial officer and principal accounting officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) with the participation of the company’s management, have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are operating in an effective manner and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.  Our principal executive officer, principal financial officer and principal accounting officer have concluded that our disclosure controls and procedures are effective at a level that provides such reasonable assurances.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                 OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchases of equity securities during the fiscal quarter ended December 31, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2004	627	$14.63	0	0
November 1 through November 30, 2004	-0-	-0-	0	0
December 1 through December 31, 2004	1,922	$13.99	0	0
Total	2,549	$14.15	0	0

(1) Consists solely of shares tendered by current and former employees, as payment of the exercise price of stock options granted, in accordance with provisions of both the Company’s equity compensation plans and individual stock option agreements.

Item 6.  Exhibits.

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

ADVANCED MAGNETICS, INC.

Date:	February 10, 2005	By	/s/ Jerome Goldstein
Jerome Goldstein, Chairman of the Board of Directors, Chief Executive Officer, President, and Treasurer

Date:	February 10, 2005	By	/s/ Michael N. Avallone
Michael N. Avallone, Vice President – Finance and Chief Financial Officer