Form 10-Q
period 2005-03-31
ADVANCED MAGNETICS INC
filed 2005-05-11
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes ☐   No ☒

At May 9, 2005, 8,046,813 shares of registrant’s common stock (par value $.01 per common share) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

PART I -  FINANCIAL INFORMATION

Item 1 - Financial Statements.

ADVANCED MAGNETICS, INC.

BALANCE SHEETS

MARCH 31, 2005 AND SEPTEMBER 30, 2004

(Unaudited)

	March 31, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,765,436	$9,391,363
Short-term investments	9,518,379	4,942,915
Accounts receivable - trade	191,046	49,575
Inventories	376,142	473,038
Prepaid expenses and interest receivable	493,588	586,584
Total current assets	14,344,591	15,443,475
Property, plant and equipment:
Land	360,000	360,000
Buildings and improvements	4,709,745	4,660,972
Laboratory equipment	7,246,807	7,018,563
Furniture and fixtures	893,140	877,666
Total property, plant and equipment	13,209,692	12,917,201
Less - accumulated depreciation	(9,437,114)	(9,318,224)
Net property, plant and equipment	3,772,578	3,598,977
Long-term investment	—	4,768,159
Total assets	$18,117,169	$23,810,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$668,593	$466,936
Accrued expenses	1,249,739	817,276
Deferred revenue	1,182,924	1,845,509
Total current liabilities	3,101,256	3,129,721
Long-term liabilities:
Deferred revenue	2,988,142	3,134,435
Total liabilities	6,089,398	6,264,156

Commitments and contingencies (Note G)	—	—
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, authorized 15,000,000 shares; issued and outstanding 8,045,063 shares at March 31, 2005 and 7,949,931 shares at September 30, 2004	80,451	79,499
Additional paid-in capital	55,172,209	54,741,302
Accumulated deficit	(43,159,293)	(37,274,346)
Accumulated other comprehensive loss	(65,596)	—
Total stockholders’ equity	12,027,771	17,546,455
Total liabilities and stockholders’ equity	$18,117,169	$23,810,611

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX-MONTH PERIODS ENDED

MARCH 31, 2005 AND 2004

(Unaudited)

	Three-Month Period Ended March 31,		Six-Month Period Ended March 31,
	2005	2004	2005	2004
Revenues:
License fees	$374,439	$608,824	$808,878	$1,210,788
Royalties	49,577	70,000	116,577	100,000
Product sales	188,475	87,706	709,300	87,706
Total revenues	612,491	766,530	1,634,755	1,398,494

Costs and expenses:
Cost of product sales	54,194	32,806	149,129	32,806
Research and development expenses	3,044,756	816,802	5,577,129	1,933,546
Selling, general and administrative expenses	918,318	532,767	1,925,204	998,772
Total costs and expenses	4,017,268	1,382,375	7,651,462	2,965,124

Operating loss	(3,404,777)	(615,845)	(6,016,707)	(1,566,630)

Other Income:
Interest income	68,942	49,844	131,760	59,929

Net loss	$(3,335,835)	$(566,001)	$(5,884,947)	$(1,506,701)

Loss per share - basic and diluted:	$(0.42)	$(0.07)	$(0.73)	$(0.19)

Weighted average shares outstanding used to compute loss per share:
Basic and diluted	8,028,954	7,793,161	8,006,929	7,780,707

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX-MONTH PERIODS ENDED

MARCH 31, 2005 AND 2004

(Unaudited)

	Three-Month Period Ended March 31,		Six-Month Period Ended March 31,
	2005	2004	2005	2004

Net loss	$(3,335,835)	$(566,001)	$(5,884,947)	$(1,506,701)
Other comprehensive loss:
Unrealized losses on securities	(65,596)	—	(65,596)	—
Comprehensive loss	$(3,401,431)	$(566,001)	$(5,950,543)	$(1,506,701)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED

MARCH 31, 2005 AND 2004

(Unaudited)

	Six-Month Periods Ended March 31,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$694,464	$326,357
Cash paid to suppliers and employees	(6,876,090)	(2,836,520)
Interest received	222,532	228,751
Royalties received	166,152	99,570
Net cash used in operating activities	(5,792,942)	(2,181,842)

Cash flows from investing activities:
Life insurance policy surrender value received	—	761,747
Proceeds from maturities of short-term investments	4,935,000	4,920,000
Purchase of investments	(4,904,237)	(19,994,705)
Capital expenditures	(292,491)	(101,136)
Net cash used in investing activities	(261,728)	(14,414,094)

Cash flows from financing activities:
Proceeds from the cash exercise of stock options	428,743	106,668
Net cash provided by financing activities	428,743	106,668
Net decrease in cash and cash equivalents	(5,625,927)	(16,489,268)
Cash and cash equivalents at beginning of the period	9,391,363	23,901,126

Cash and cash equivalents at end of the period	$3,765,436	$7,411,858

Supplemental data:
Non-cash financing activities:
Non-cash stock option exercises (via mature shares)	$100,976	$250,697

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

RECONCILIATION OF NET LOSS

TO NET CASH USED IN OPERATING ACTIVITIES

FOR THE SIX-MONTH PERIODS ENDED

MARCH 31, 2005 AND 2004

(Unaudited)

	Six-Month Periods Ended March 31,
	2005	2004
Net loss	$(5,884,947)	$(1,506,701)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118,890	97,860
Non-cash expense associated with non-employee stock options	3,116	28,636
Amortization of premiums on purchased investments	96,337	89,239
Changes in operating assets and liabilities:
Accounts receivable - trade	(141,471)	237,285
Inventories	96,896	10,511
Prepaid expenses and interest receivable	92,996	16,340
Accounts payable and accrued expenses	634,120	55,777
Deferred revenue	(808,878)	(1,210,789)
Total adjustments	92,005	(675,141)
Net cash used in operating activities	$(5,792,942)	$(2,181,842)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

A.            Summary of Accounting Policies

Business

Advanced Magnetics, Inc. was incorporated in Delaware in November 1981 and is a developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products.  We are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds to treat anemia as well as novel imaging agents to aid in the diagnosis of cardiovascular disease and cancer.  We have two approved products, Feridex I.V.® and GastroMARK®, and we have two product candidates, ferumoxytol and Combidex®.  Combidex is our investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, also known as MRI, to aid in the differentiation of cancerous from normal lymph nodes.  Ferumoxytol, our next-generation product candidate, is currently in Phase III multi-center clinical trials for use as an iron replacement therapeutic in chronic kidney disease patients, whether or not on dialysis.  Feridex I.V., our liver contrast agent, is approved and marketed in Europe, Japan, the United States and other countries.  GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in Europe, the United States and other countries.

Since our inception, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities.  Our near-term capital requirements will depend on many factors, including, but not limited to, the progress of, and our ability to successfully complete in a timely manner, our clinical trials for ferumoxytol as an iron replacement therapeutic, our ability to establish additional development and/or marketing arrangements, to enter into alternative strategic relationships and/or to raise additional capital on terms and within a timeframe acceptable to us, if at all; the costs we may incur, if any, to satisfy the conditions specified by the U.S. Food and Drug Administration, also known as the FDA, for approval of Combidex, and the magnitude of product sales and royalties for our marketed products.

As of March 31, 2005 we believe that our cash, cash equivalents, and investments, totaling approximately $13,284,000 combined with cash we currently expect to receive from other sources, will be sufficient to satisfy our future cash flow needs for approximately ten months, including projected operating expenses and research and development costs related to Phase III clinical trials for ferumoxytol in iron replacement therapy.  Although we have an effective $50,000,000 shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, and could attempt to raise funds through a securities offering or through other strategic alternatives in order to meet our cash flow needs, these financing arrangements may not be available to us on terms or within a timeframe acceptable to us, if at all.  Our inability to raise additional capital on terms and within a timeframe acceptable to us in the next several months would force us to dramatically reduce our expenses and delay, scale back or eliminate certain of our activities and operations, including our research and development activities, any of which could have a material adverse effect on our business, financial condition and results of operations.

Basis of Presentation

These financial statements are unaudited and, in the opinion of management, all adjustments necessary for a fair statement of such interim financial statements have been recorded.  Such adjustments consisted only of normal recurring items.

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the SEC, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and updated, as necessary, in our subsequent Quarterly Reports on Form 10-Q.  Interim results are not necessarily indicative of the results of operations for the full year.  These interim financial statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

Stock-Based Compensation

We have several stock-based compensation plans.  We apply Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” also known as APB 25, and related interpretations in accounting for qualifying options granted to our employees under our plans and apply Statement of Financial Accounting Standards, or SFAS No. 123 “Accounting for Stock Issued to Employees,” also known as SFAS 123 (as amended by SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” also known as SFAS 148), for disclosure purposes only.  The SFAS 123 and SFAS 148 disclosures include pro forma net loss and loss per share as if the fair value-based method of accounting had been used.  Stock-based compensation to non-employees is accounted for in accordance with SFAS 123, SFAS 148 and related interpretations.

If stock-based compensation for employees had been determined based on SFAS 123, as amended by SFAS 148, our pro forma loss and pro forma loss per share for the fiscal quarters ended March 31, 2005 and 2004 would have been as follows:

	Three-month periods ended March 31,
	2005	2004
Reported net loss	$(3,335,835)	$(566,001)
Pro forma employee stock compensation expense	(332,611)	(151,986)
Pro forma net loss	$(3,668,446)	$(717,987)

Reported loss per share - basic and diluted:	$(0.42)	$(0.07)

Pro forma loss per share - basic and diluted:	$(0.46)	$(0.09)

The effects of applying SFAS 123 and SFAS 148 in this pro forma disclosure are not indicative of future amounts.  We anticipate granting additional awards in future years.  See also Note F of Notes to Financial Statements hereunder.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, investments consisting of U.S. Treasury Notes, accounts receivable and accounts payable.  Net unrealized loss on the U.S. Treasury Note with a maturity date of February 15, 2006 is recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.”  The estimated fair value of all other financial instruments approximates their carrying values.

B.            Investments

As of March 31, 2005, our short-term investments consisted of a U.S. Treasury Bill with a maturity date of May 5, 2005 and a U.S. Treasury Note with a maturity date of February 15, 2006.  The U.S. Treasury Bill was classified as held-to-maturity and, as a result, was recorded at amortized cost.  The U.S. Treasury Note was recorded as available-for-sale and was marked-to-market during the quarter ended March 31, 2005 to reflect a temporary decline in value, which was recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.”

C.                                    Inventories

The major classes of inventories were as follows:

	March 31, 2005	September 30, 2004
Raw materials	$326,707	$404,001
Work in process	36,172	21,837
Finished goods	13,263	47,200
Total inventories	$376,142	$473,038

The aggregate amount of overhead charged to, and remaining in, inventory as of March 31, 2005 and September 30, 2004 was $24,304 and $31,591, respectively.

D.                                    Income Tax

There were no income tax provisions or benefits for the three- and six-month periods ended March 31, 2005 and March 31, 2004, respectively, as we incurred a loss in each of those periods.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of March 31, 2005 and September 30, 2004.

E.                                      Loss per Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period.  Options to purchase a total of 874,378 and 888,847 shares of common stock that were outstanding as of the three- and six-month periods ended March 31, 2005 and 2004, respectively, were excluded from the computation of diluted net loss per share because such options were anti-dilutive as we had a loss in those periods.  Warrants to purchase 261,780 shares of common stock, issued in July 2003 at an exercise price of $15.50 per share, were excluded from the computation of diluted net loss per share for the three- and six-month periods ended March 31, 2005 and March 31, 2004, respectively, because such warrants were anti-dilutive as we incurred a loss in those periods.

The components of basic and diluted loss per share were as follows:

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2005	2004	2005	2004

Net loss (A)	$(3,335,835)	$(566,001)	$(5,884,947)	$(1,506,701)

Weighted average common shares outstanding (B)	8,028,954	7,793,161	8,006,929	7,780,707
Loss per share:
Basic and diluted (A/B)	$(0.42)	$(0.07)	$(0.73)	$(0.19)

F.             Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, also known as the FASB, issued a revision to SFAS 123 “Share-Based Payment,” also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain nonemployee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123R, together with guidance included in Staff Accounting Bulletin No. 107 issued by the SEC on March 29, 2005, also known as SAB 107, eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method.  SFAS 123R applies to awards that are granted, modified, or settled in periods beginning after its applicable effective date.  In April 2005, the SEC issued a release amending the effective date of SFAS 123R for each registrant to the start of the registrant’s first fiscal year beginning after June 15, 2005.  SFAS 123R allows for three alternative transition methods.  We intend to adopt the prospective application method.  We currently intend to adopt SFAS 123R and SAB 107 either in the fourth quarter of fiscal 2005 or in the first quarter of fiscal 2006.  Our adoption of SFAS 123R will cause us to record a noncash accounting charge as an expense each quarter in an amount approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R.  As of March 31, 2005, we had approximately 363,500 stock options outstanding which had not yet become vested.  The amount of such charge has not been determined.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” or SFAS 151.  This pronouncement, which becomes effective for interim or annual periods beginning after June 15, 2005, clarifies existing accounting guidance relating to accounting for certain abnormal costs of production.  We believe adoption of SFAS 151 will not have a material impact on our results of operations or financial condition.

G.            Commitments and Contingencies

In the quarter ended March 31, 2005, we entered into a purchase commitment in the amount of approximately $250,000 for certain research and development materials, of which approximately $22,000 worth had been received by us as of March 31, 2005.  We have no payment obligations pursuant to this purchase commitment until we receive supplies in satisfactory condition.

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

Overview

Advanced Magnetics, Inc. was incorporated in Delaware in November 1981 and is a developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products.  We are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds to treat anemia as well as novel imaging agents to aid in the diagnosis of cardiovascular disease and cancer.  We have two approved products, Feridex I.V.® and GastroMARK® and two product candidates, Combidex® and ferumoxytol.  Combidex is our investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, also known as MRI, to aid in the differentiation of cancerous from normal lymph nodes. Ferumoxytol is in Phase III multi-center clinical trials for use as an iron replacement therapeutic in chronic kidney disease patients, whether or not on dialysis.  Exploratory Phase II clinical trials of ferumoxytol for use as a contrast agent in magnetic resonance angiography, also known as MRA, are currently ongoing.

In June 2000, Combidex received an approvable letter, subject to certain conditions, from the U.S. Food and Drug Administration, also known as the FDA.  In September 2004, we submitted a complete response to the approvable letter, which was accepted by the FDA and assigned a user fee goal date of March 30, 2005.  On March 3, 2005, the FDA’s Oncologic Drugs Advisory Committee, also known as ODAC, voted to not recommend approval of the proposed broad indication for Combidex.  Subsequently, in March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions.  We have formally requested a meeting with the FDA to discuss next steps in the regulatory process for Combidex. Until such next steps are determined, we cannot predict with certainty the timing or costs of the efforts that would be necessary to satisfy the conditions specified for approval of Combidex in the approvable letter, or our ability to complete those efforts in a timely or cost-effective manner, if at all.

Feridex I.V.®, our liver contrast agent, is approved and marketed in Europe, Japan, the United States and other countries.  GastroMARK®, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in Europe, the United States and other countries.

Since our inception in 1981, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities.  Our near-term capital requirements depend on many factors, including, but not limited to, the progress of, and our ability to successfully complete, our clinical trials for ferumoxytol as an iron replacement therapeutic in a timely manner, our ability to establish additional development and marketing arrangements, to enter into alternative strategic relationships and/or to raise additional capital on terms and within a timeframe acceptable to us, if at all; the costs we may incur, if any, to satisfy the conditions specified by the FDA for approval of Combidex; and the magnitude of product sales and royalties for our marketed products.

Our long-term success will depend on a number of factors including, but not limited to:

•                  our ability to successfully complete our clinical trials and obtain FDA approval for ferumoxytol as an iron replacement therapeutic in a timely manner;

•                  our ability to market and sell ferumoxytol as an iron replacement therapeutic, if approved, ourselves or through one or more third-party marketing partners;

•                  our ability to raise capital on terms and within a timeframe acceptable to us, if at all;

•                  our ability to establish additional development and marketing arrangements or to enter into alternative strategic relationships, if at all;

•                  our ability to satisfy the conditions specified by the FDA for approval of Combidex;

•                  the ability of Cytogen Corporation, or Cytogen, our marketing partner for Combidex in the United States, to market and sell Combidex, if approved;

•                  our ability to hire and retain key employees, particularly in our clinical group; and

•                  our ability to maintain and scale-up our manufacturing capabilities.

Our revenues include non-cash license fees recognized in connection with our collaborative and strategic agreements, royalties from sales of our approved products to end users and product sales to our marketing partners.  Sales of Feridex I.V. and GastroMARK by our marketing partners to end users have been at relatively low levels in recent years, and we expect product sales of Feridex I.V. and GastroMARK to remain at current low levels overall.  We have historically sought to generate revenue from a combination of product sales and royalties resulting from the licensing of our approved products.  We may also seek to generate revenues from up-front license fees and milestone payments if we choose to enter into future collaborative or strategic relationships.  We may not be able to generate significant revenues from our product sales or royalties, and we may not be able to enter into future collaborative or strategic relationships on favorable terms, if at all.  Any failure to generate future revenues through product sales, royalties, up-front license fees or milestone payments, or any combination thereof, may hinder our ability to generate positive cash flow or become profitable.

A substantial portion of our expenses consists of research and development expenses.  In our Phase III development efforts for ferumoxytol in iron replacement therapy, we rely to a large degree on contract research and development service providers.  We expect that research and development expenses will continue to be a significant portion of our total expenses.  The process of bringing ferumoxytol to market will involve the expenditure of significant resources, both financial and managerial, and may require that we obtain future financing or enter into strategic partnerships to support these efforts.  The remaining portion of our expenses consists primarily of selling, general and administrative expenses.

Our operating results may continue to vary significantly from quarter to quarter and from year to year depending on a number of factors, including but not limited to:

•                  the timing and magnitude of external research and development expenses, in particular, those related to our Phase III clinical trials for ferumoxytol in iron replacement therapy, which may fluctuate from quarter to quarter;

•                  the timing and likelihood of FDA approval of Combidex, if at all, including the magnitude of potential costs we may incur, if any, to satisfy the conditions specified by the FDA for approval of Combidex;

•                  the timing of our recognition of deferred revenue, which is affected by fluctuations in our activities under our license and marketing agreement with Cytogen;

•                  the variable nature of our product sales to our marketing partners and the batch size in which our products are manufactured;

•                  uneven demand for our products by end users which affects the royalties we receive from our marketing partners;

•                  the magnitude of the non-cash accounting charge we will record as an expense in a given period following our adoption of SFAS 123R; and

•                  the extent of reimbursement for the cost of our approved products from government health administration authorities, private health insurers and other third-party payors.

Revenue or profits in any period will not necessarily be indicative of results in subsequent periods and we may not achieve profitability or grow revenue in the future.

Results of Operations for the Quarter Ended March 31, 2005 as Compared to the Quarter Ended March 31, 2004

Revenues

Total revenues for the fiscal quarter ended March 31, 2005 were $612,491 compared to $766,530 for the fiscal quarter ended March 31, 2004.  The decrease in revenues was primarily the result of a decrease in the recognition of deferred license fee revenue from a license and marketing agreement with Cytogen, partially offset by increased product sales.  Three companies were responsible for approximately 96% of our revenue during the fiscal quarter ended March 31, 2005.  Berlex Laboratories, Inc., or Berlex, represented approximately 31% of our revenue, Guerbet, represented approximately 34% of our revenue, and Cytogen represented approximately 31% of our revenue.  The majority of our revenue for the quarters ended March 31, 2005 and 2004, including all of the Cytogen revenue, constituted recognition of deferred revenue.

	Three-Month Periods Ended March 31,
	2005	2004	$ Change	% Change
Revenues:
License fees	$374,439	$608,824	$(234,385)	-38%
Royalties	49,577	70,000	(20,423)	-29%
Product sales	188,475	87,706	100,769	115%
Total revenues	$612,491	$766,530	$(154,039)	-20%

License Fee Revenue

License fee revenue for the fiscal quarters ended March 31, 2005 and March 31, 2004 consisted of deferred license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and deferred license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

In August 2000, we entered into a license and marketing agreement with Cytogen in which, among other things, we granted Cytogen exclusive United States marketing rights to Combidex.  At the time of signing that agreement, we received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee.  We determined to account for the revenue associated with this fee over the development period of the products subject to the agreement as costs were incurred.  The entire amount of the license fee was booked as deferred revenue upon signing the agreement.  Recognition of the remainder of the deferred revenue associated with this agreement, which approximated $668,000 as of March 31, 2005, is expected to occur when currently projected expenses are incurred in connection with our efforts to obtain approval of Combidex.  In the quarter ended March 31, 2005, we recorded to income $190,000 of previously deferred licensing revenue associated with our license and marketing agreement with Cytogen.  Revenue recognition during the quarter was based upon our current estimate of costs we may incur, if any, in connection with our efforts to obtain approval of Combidex.  We expect future license fee revenue to continue to fluctuate from quarter to quarter due to changes in our activities under our license and marketing agreement with Cytogen.

In February 1995, we entered into a license and marketing agreement and a supply agreement with Berlex, granting Berlex a product license and exclusive marketing rights to Feridex I.V. in the United States and Canada. In

1996, the parties agreed to remove Canada from the territories subject to the agreement.  Berlex paid us non-refundable license fees and other fees in connection with the agreements. We have determined to account for the revenue associated with this agreement on a straight-line basis over the term of the agreement due to the existence of an established contract period.  Recognition of the remainder of the deferred revenue as license fee revenue is expected to occur proportionately over the remaining term of the agreement.  The agreement expires in 2010 but can be terminated earlier upon the occurrence of certain specified events.

Total license fee revenue was recognized as follows:

	Three-Month Periods Ended March 31,
	2005	2004	$ Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$190,000	$424,385	$(234,385)	-55%
Deferred license fee revenue recognized in connection with the Berlex agreement	184,439	184,439	—	0%
Total	$374,439	$608,824	$(234,385)	-38%

During the fiscal quarter ended March 31, 2005, we increased our projection of future research and development expenses associated with the Cytogen agreement based upon our current estimate of the cost of future efforts that might be required to obtain approval of Combidex.  As a result, our revenue associated with this agreement decreased as compared with the fiscal quarter ended March 31, 2004.  This decrease was partially offset by an increase in expenses related to the Cytogen agreement incurred in the fiscal quarter ended March 31, 2005 as compared to expenses incurred in the fiscal quarter ended March 31, 2004.  This increase in expenses was primarily the result of a higher level of both internal and external costs associated with our preparation for and participation in the March 2005 ODAC meeting.

Royalty Revenue

Royalties decreased $20,423, or 29%, to $49,577 for the fiscal quarter ended March 31, 2005, compared with royalties of $70,000 for the fiscal quarter ended March 31, 2004.  Royalty payments can fluctuate from quarter to quarter based on uneven demand by end users for our marketed products, Feridex I.V. and GastroMARK.  Royalty payments from our marketing partners have been at lower levels in recent years, and we expect royalties to continue at low levels due to the current competitive landscape for our marketed products.

Product Sale Revenue

Product sale revenue consisted of the following:

	Three-Month Periods Ended March 31,
	2005	2004	$ Change	% Change
Feridex I.V.	$(1,215)	$23,421	$(24,636)	-105%
GastroMARK	147,427	64,285	83,142	129%
Combidex	42,263	—	42,263	100%
Total	$188,475	$87,706	$100,769	115%

The increase in product sale revenue in the fiscal quarter ended March 31, 2005 as compared to the fiscal quarter ended March 31, 2004 was primarily the result of the fluctuation of our product sales to our marketing partners from period to period based on uneven purchasing patterns of our marketing partners and the batch size in which our products are manufactured and shipped.  Other product sales in the fiscal quarter ended March 31, 2005 included the sale of bulk Combidex to one of our foreign marketing partners for research and development purposes.  We expect revenue from product sales will continue to fluctuate from quarter to quarter as a result of the variable nature of our product sales to our marketing partners as well as the batch size in which our products are manufactured.

Costs and Expenses

Cost of Product Sales

We incurred costs of $54,194 associated with product sales during the fiscal quarter ended March 31, 2005 compared to costs of $32,806 associated with product sales during the fiscal quarter ended March 31, 2004.  This constituted approximately 29% and 37% of product sales during the fiscal quarters ended March 31, 2005 and 2004, respectively.  Our gross margins are dependent on the mix of customers, prices we charge for our products, product mix, changes in unit volume and production efficiencies.

Research and Development Expenses

Research and development expenses include external expenses, such as costs of clinical trials, contract research and development expenses, consulting fees and expenses and professional fees, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of limited quantities of product needed to support research and development efforts, related costs of facilities, and other general costs related to research and development.

At the end of fiscal 2000, we adopted the guidance under SEC Staff Accounting Bulletin No. 101, also known as SAB 101, “Revenue Recognition in Financial Statements” (later revised as Staff Accounting Bulletin No. 104).  As a result of this change of accounting method, we have tracked our internal research and development expenses since this time in relation to our license and marketing agreement with Cytogen and not by specific research and development project and therefore we can only provide external research and development costs and not total costs by project since the end of fiscal 2000.

Research and development expenses consisted of the following:

	Three-Month Periods Ended March 31,
	2005	2004	$ Change	% Change
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy	$1,465,928	$99,248	$1,366,680	1377%
Ferumoxytol in MRI	2,184	666	1,518	228%
Combidex	329,389	1,650	327,739	19863%
Other external costs	55,572	31,495	24,077	76%
Total	$1,853,073	$133,059	$1,720,014	1293%

Internal Research and Development Expenses	1,191,683	683,743	507,940	74%

Total Research and Development Expenses	$3,044,756	$816,802	$2,227,954	273%

The increase in total research and development expenditures incurred in the fiscal quarter ended March 31, 2005 as compared to the fiscal quarter ended March 31, 2004 was attributable to increased external costs of approximately $1,720,000 and increased internal costs of approximately $508,000.  The increase in both external and internal costs is due largely to increased expenditures associated with the clinical development program for ferumoxytol in iron replacement therapy.  In addition, there was an increase of approximately $320,000 for Combidex-related external costs in the three-month period ended March 31, 2005 compared to the same period in fiscal year 2004, a portion of which was attributable to our preparation for and participation in the March 2005 ODAC meeting.  We expect research and development expenses to continue to remain at high levels for at least the next fifteen months as a result of continued patient enrollment and fees associated with our third party contract research and development service providers in connection with our Phase III clinical trials for ferumoxytol in iron replacement therapy.  Until next steps in the regulatory process for approval of Combidex are determined, we cannot predict with certainty the timing or costs of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all.

In the third fiscal quarter of 2004, we commenced Phase III clinical trials of ferumoxytol for use in iron replacement therapy and are continuing exploratory Phase II clinical trials of ferumoxytol for use in MRA.  Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of ferumoxytol.  Since the end of fiscal 2000 and through the fiscal quarter ended March 31, 2005, we incurred aggregate external research and development expenses of approximately $7,815,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol.  In addition to our internal research and development costs, we estimate the future cost of external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic, including costs related to ongoing and future clinical trial activities, to range from approximately $11,000,000 to $12,000,000 over the next fifteen months.  These external costs could increase, however, if we experience significant delays in our clinical development program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third party contract research and development service providers or deficiencies in the design or oversight by us of these studies.  We currently plan to submit a New Drug Application, also known as an NDA, to the FDA for ferumoxytol in iron replacement therapy in mid-2006.  This submission could be delayed, however, if we experience delays in any one of our Phase III clinical trials in iron replacement therapy.  Any delays in our clinical development program or in the preparation of our submission of an NDA in connection with ferumoxytol in iron replacement therapy could delay the commercialization of ferumoxytol for this application.  Since we have not yet determined which clinical indications we may seek for the development of ferumoxytol in MRI, if any, we cannot make a specific dollar estimate of the projected external efforts necessary to complete development for ferumoxytol in MRI.

We incurred aggregate internal and external research and development expenses of approximately $13,500,000, through the end of fiscal 2000, in connection with the development of Combidex.  Since fiscal 2000, we have incurred additional external research and development expenses of approximately $985,000, as well as additional internal research and development costs related to our efforts to obtain FDA approval for Combidex.

Since completion of our research and development projects requires regulatory approvals that are out of our control and subject to the delays and other uncertainties identified below in the section entitled “Certain Factors That May Affect Future Results,” and elsewhere in our periodic filings with the SEC, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, we cannot estimate the anticipated completion date of each of our major research and development projects or the period in which material net cash inflows from such projects could be expected to commence, if at all.  Furthermore, due to the risks and uncertainties inherent in our business including, but not limited to, those risks and uncertainties associated with clinical trials, the receipt of regulatory approval and our ability to raise additional capital, we may not be able to complete our research and development projects or complete them in a timely fashion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three-Month Periods Ended March 31,
	2005	2004	$ Change	% Change
Wages, payroll taxes and benefits	$334,482	$244,794	$89,688	37%
Professional and consulting fees	306,545	75,381	231,164	307%
Facilities and other	277,291	212,592	64,699	30%
Total	$918,318	$532,767	$385,551	72%

The increase in selling, general and administrative costs in the fiscal quarter ended March 31, 2005, as compared to the same quarter in the prior fiscal year, was primarily due to increased professional fees related to consultants hired to assist with our efforts to implement the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We also incurred increased audit costs and higher wage and benefits expenses as compared with the fiscal quarter ended March 31, 2004.  We expect wage and benefit costs included in selling, general and administrative expenses to continue to increase for the remainder of fiscal year 2005, however, this is expected to be offset in part by a decline in professional and consulting related fees.

Other Income

Other income consisted of the following:

	Three-Month Periods Ended March 31,
	2005	2004	$ Change	% Change
Interest income	$115,132	$139,083	$(23,951)	-17%
Amortization of premiums on purchased investments	(46,190)	(89,239)	43,049	-48%
Total Other Income	$68,942	$49,844	$19,098	38%

The increase in other income in the fiscal quarter ended March 31, 2005, as compared to the same quarter in the prior fiscal year, was primarily attributable to decreased amortization expense of purchase premiums during the fiscal quarter ended March 31, 2005 associated with the maturity during the quarter of a $4,935,000 U.S. Treasury Note which was previously purchased at an amount in excess of face value.  The lower level of interest income earned in the fiscal quarter ended March 31, 2005 was primarily due to the lower total dollar amount of invested funds in the fiscal quarter ended March 31, 2005 as compared to the fiscal quarter ended March 31, 2004 as a result of our utilization of cash to fund ongoing research, development and operational activities.

Income Taxes

We had no annualized income tax provision for the fiscal quarter ended March 31, 2005 or for the fiscal quarter ended March 31, 2004, as we incurred a loss in each of those fiscal periods.  Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of March 31, 2005 and March 31, 2004 against these assets.

Net Loss

For the reasons stated above, there was a net loss of ($3,335,835), or ($0.42) per basic and diluted share, for the fiscal quarter ended March 31, 2005 compared to a net loss of ($566,001), or ($0.07) per basic and diluted share for the fiscal quarter ended March 31, 2004.

Results of Operations for the Six-Month Period Ended March 31, 2005 as Compared to the Six-Month Period Ended March 31, 2004

Revenues

Total revenues for the six-month period ended March 31, 2005 were $1,634,755 compared to $1,398,494 for the six-month period ended March 31, 2004.  The increase in revenues was primarily the result of increased product sales and royalties on product sales from our licensees recorded in the six-month period ended March 31, 2005, partially offset by a decrease in the recognition of deferred license fee revenue from a license and marketing agreement with Cytogen.  Three companies were responsible for approximately 92% of our revenue during the six-month period ended March 31, 2005.  Berlex represented approximately 45% of our revenue, Guerbet represented approximately 20% of our revenue, and Cytogen represented approximately 27% of our revenue in the six-month period ended March 31, 2005.  The majority of our revenue for the six-month periods ended March 31, 2005 and 2004, including all of the Cytogen revenue, constituted recognition of deferred revenue.

	Six-Month Periods Ended March 31,
	2005	2004	$ Change	% Change
Revenues:
License fees	$808,878	$1,210,788	$(401,910)	-33%
Royalties	116,577	100,000	16,577	17%
Product sales	709,300	87,706	621,594	709%
Total revenues	$1,634,755	$1,398,494	$236,261	17%

License Fee Revenue

License fee revenue for each of the six-month periods ended March 31, 2005 and March 31, 2004 consisted of deferred license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and deferred license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

Total license fee revenue was recognized as follows:

	Six-Month Periods Ended March 31,
	2005	2004	$ Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$440,000	$841,910	$(401,910)	-48%
Deferred license fee revenue recognized in connection with the Berlex agreement	368,878	368,878	—	0%
Total	$808,878	$1,210,788	$(401,910)	-33%

During the six-month period ended March 31, 2005, we increased our projection of future research and development expenses associated with the Cytogen agreement based upon our current estimate of the cost of future efforts that might be required to obtain approval of Combidex.  As a result, our revenue associated with this agreement decreased as compared with the six-month period ended March 31, 2004.  This decrease was partially offset by an increase in expenses related to the Cytogen agreement incurred in the six-month period ended March 31, 2005 as compared to expenses incurred in the six-month period ended March 31, 2004.  This increase was the result of a higher level of both internal and external costs associated with our preparation for and participation in the March 2005 ODAC meeting.

Royalty Revenue

Royalties increased $16,577, or 17%, to $116,577 for the six-month period ended March 31, 2005, compared with royalties of $100,000 for the six-month period ended March 31, 2004.  The increase in royalties in the six-month period ended March 31, 2005 as compared to the six-month period ended March 31, 2004 was primarily associated with an increase in sales of GastroMARK by one of our marketing partners.

Product Sale Revenue

Product sale revenue consisted of the following:

	Six-Month Periods Ended March 31,
	2005	2004	$ Change	% Change
Feridex I.V.	$379,678	$23,421	$356,257	1521%
GastroMARK	287,359	64,285	223,074	347%
Combidex	42,263	—	42,263	100%
Total	$709,300	$87,706	$621,594	709%

The increase in product sale revenue in the six-month period ended March 31, 2005 as compared to the six-month period ended March 31, 2004 was primarily the result of the fluctuation of our product sales to our marketing partners from period to period based on uneven purchasing patterns of our marketing partners and the batch size in which our products are manufactured and shipped.  Other product sales in the six-month period ended March 31, 2005 included the sale of bulk Combidex to one of our foreign marketing partners for research and development purposes.

Costs and Expenses

Cost of Product Sales

We incurred costs of $149,129 associated with product sales during the six-month period ended March 31, 2005 compared to costs of $32,806 associated with product sales during the six-month period ended March 31, 2004.  This constituted approximately 21% and 37% of product sales during the six-month period ended March 31, 2005 and 2004, respectively.

Research and Development Expenses

Research and development expenses consisted of the following:

	Six-Month Periods Ended March 31,
	2005	2004	$ Change	% Change
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy	$2,972,950	$167,997	$2,804,953	1670%
Ferumoxytol in MRI	10,043	67,021	(56,978)	-85%
Combidex	380,264	14,050	366,214	2607%
Other external costs	71,117	43,096	28,021	65%
Total	$3,434,374	$292,164	$3,142,210	1075%

Internal Research and Development Expenses	2,142,755	1,641,382	501,373	31%

Total Research and Development Expenses	$5,577,129	$1,933,546	$3,643,583	188%

The increase in total research and development expenditures incurred in the six-month period ended March 31, 2005 as compared to the six-month period ended March 31, 2004 was attributable to increased external costs of approximately $3,142,000 and increased internal costs of approximately $501,000.  The increase in both external and internal costs is due largely to increased expenditures associated with the clinical development program for ferumoxytol in iron replacement therapy.  In addition, there was an increase of approximately $366,000 for Combidex-related external costs in the six-month period ended March 31, 2005 compared to the same period in fiscal year 2004, a portion of which was attributable to our preparation for and participation in the March 2005 ODAC meeting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Six-Month Periods Ended March 31,
	2005	2004	$ Change	% Change
Wages, payroll taxes and benefits	$659,879	$485,525	$174,354	36%
Professional and consulting fees	721,466	194,948	526,518	270%
Facilities and other	543,859	318,299	225,560	71%
Total	$1,925,204	$998,772	$926,432	93%

The increase in selling, general and administrative costs in the six-month period ended March 31, 2005, as compared to the same six-month period in the prior fiscal year, was primarily due to increased professional fees related to consultants hired to assist with our efforts to implement the internal control requirements of Section 404 and to our ongoing evaluation of various strategic opportunities.  We also incurred increased audit costs and higher wage and benefit expenses as compared with the six-month period ended March 31, 2004.

Other Income

Other income consisted of the following:

	Six-Month Periods Ended March 31,
	2005	2004	$ Change	% Change
Interest income	$228,097	$149,168	$78,929	53%
Amortization of premiums on purchased investments	(96,337)	(89,239)	(7,098)	-8%
Total Other Income	$131,760	$59,929	$71,831	120%

The increase in other income in the six-month period ended March 31, 2005, as compared to the same period in the prior fiscal year, was primarily attributable to funds being invested in higher interest-bearing investments, mainly U.S. Treasury Notes, partially offset by a lower total dollar amount of invested funds in the six-month period ended March 31, 2005 as compared to the six-month period ended March 31, 2004 as a result of our utilization of cash to fund ongoing research, development and operational activities.

Income Taxes

We had no annualized income tax provision for the six-month periods ended March 31, 2005 and March 31, 2004, as we incurred a loss in each of those periods.  Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of March 31, 2005 and March 31, 2004 against these assets.

Net Loss

For the reasons stated above, there was a net loss of ($5,884,947), or ($0.73) per basic and diluted share, for the six-month period ended March 31, 2005 compared to a net loss of ($1,506,701), or ($0.19) per basic and diluted share for the six-month period ended March 31, 2004.

Liquidity and Capital Resources

Since our inception in 1981, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities, and the sale of our equity securities.  Both our near-term and long-term capital requirements will depend on many factors, including, but not limited to, the following:

•                  our ability to raise capital on terms and within a timeframe acceptable to us, if at all;

•                  our ability to establish additional development and marketing arrangements or to enter into alternative strategic relationships, if at all;

•                  progress of, and our ability to successfully complete, clinical trials for ferumoxytol as an iron replacement therapeutic and as a contrast agent for MRA in a timely manner;

•                  our ability to successfully obtain regulatory approvals for our products, including costs we may incur, if any, to satisfy the conditions specified by the FDA for approval of Combidex;

•                  the magnitude of our development programs for ferumoxytol;

•                  the magnitude of product sales and royalties;

•                  scale-up of our manufacturing capabilities; and

•                  the costs involved in filing, prosecuting and enforcing patent claims.

Since the beginning of fiscal 2004, we have invested in U.S. Treasury Notes.  As of March 31, 2005, the maturities of these investments ranged from less than one month to less than eleven months.  In addition, we maintain most of the balance of our surplus cash in a money market mutual fund classified as a cash equivalent.  A significant decline in value of this money market mutual fund would result in a substantial reduction in our total assets and cash available for daily operations.  We have limited insurance protection for this money market account available through the Securities Investor Protection Corporation.

Cash and cash equivalents (which consist of cash on hand, money market funds and U.S. Treasury Notes having an original maturity of less than three months), short-term investments and long-term investments consisted of the following:

	March 31, 2005	September 30, 2004	$ Change	% Change
Cash and cash equivalents	$3,765,436	$9,391,363	$(5,625,927)	-60%
Short-term investments	9,518,379	4,942,915	4,575,464	93%
Subtotal	13,283,815	14,334,278	(1,050,463)	-7%

Long-term investments	—	4,768,159	(4,768,159)	-100%
Total cash, cash equivalents and investments	$13,283,815	$19,102,437	$(5,818,622)	-30%

The decrease in cash and cash equivalents during the six-month period ended March 31, 2005 is primarily the result of cash used to fund operating activities.  As of March 31, 2005, we believe that our cash, cash equivalents, and investments, combined with cash we currently expect to receive from other sources, will be sufficient to satisfy our future cash flow needs for approximately ten months, including projected operating expenses and research and development costs related to Phase III clinical trials for ferumoxytol in iron replacement therapy.  In order to fund our short-term cash flow needs, we will consider various financing alternatives, including possible future strategic partnerships or additional equity or debt financing.  These financing arrangements may not be available to us on terms or within a timeframe acceptable to us, if at all.  Our inability to raise additional capital on terms and within a timeframe acceptable to us in the next several months would force us to dramatically reduce our expenses and delay, scale back or eliminate certain of our activities and operations, including our research and development activities, any of which could have a material adverse effect on our business, financial condition and results of operations.

On October 12, 2004, we filed a shelf registration statement on Form S-3 with the SEC, which was amended on December 16, 2004.  Under this registration statement, which was declared effective by the SEC on December 21, 2004, we may offer and sell, from time to time, up to $50,000,000 of common stock, preferred stock and warrants.  Unless otherwise described in a prospectus supplement, we expect to use the net proceeds from any sale of the offered securities for general corporate purposes, which may include, but are not limited to, working capital, ongoing research and development activities, and capital expenditures.  Pending any specific utilization, the proceeds from any sale of the offered securities may be invested in a manner designed to ensure levels of liquidity which correspond to our current and foreseeable cash needs.  Such investments may include, but not be limited to, short-term investments, including government bonds, or other interest-bearing investments.  There is no assurance that we will be able to sell securities pursuant to the registration statement on acceptable terms and within a timeframe acceptable to us, if at all.  This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.  The offering of the securities will be made only by means of a prospectus.

Net cash used in operating activities was $5,792,942 in the six-month period ended March 31, 2005 compared to net cash used in operating activities of $2,181,842 in the six-month period ended March 31, 2004.  Cash received during the six-month period ended March 31, 2005 included $694,464 from product sales to our marketing partners, $166,152 from royalties and $222,532 from interest income associated with our investments in various U.S. Treasury Notes.  Cash used in operating activities during the six-month period ended March 31, 2005 included $6,876,090 paid to suppliers and employees primarily in connection with our operating and research and development activities.  Cash received from sales to our marketing partners increased as a result of increased cash collections associated with a significant increase in product sales in the six-month period ended March 31, 2005 as compared to the same period in the prior fiscal year.  Other income increased in the six-month period ended March 31, 2005 as compared to the same period in the prior fiscal year as a result of our investment in higher interest-bearing investments, partially offset by a lower total dollar amount of invested funds as a result of our utilization of cash to fund ongoing research, development and operational activities.  The increase in other income was offset by an increase in the six-month period ended March 31, 2005, as compared to the same period last year, in cash paid to suppliers principally due to cash outlays for increased regulatory fees, professional fees, insurance payments, and manufacturing supplies, combined with a substantial increase in fees of approximately $1,050,000 paid to third-party contract research and development service providers associated with our ongoing clinical trial activities.  We anticipate cash used in operating activities in the remainder of the fiscal year will remain at high levels based on continued research and development expenses related to the conduct of Phase III clinical trials for ferumoxytol in iron replacement therapy.

We expect to continue to incur research and development expenses, including costs related to ongoing and future clinical studies, in order to commercialize our product candidates based on our core superparamagnetic iron oxide nanoparticle technology, including ferumoxytol as an iron replacement therapeutic and as an MRA contrast agent.  In addition to our internal research and development costs, we currently estimate that the future cost of the external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic will be in the range of approximately $11,000,000 to $12,000,000 over the next fifteen months.  These external costs could increase, however, if we experience significant delays in our clinical program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, or inadequate performance or errors by third party contract research and development service providers.  Since we have not yet determined which clinical indications we may seek for the development of ferumoxytol in MRI, we cannot make a specific dollar estimate of the projected external efforts necessary to complete development for ferumoxytol in MRI.  Also, until we determine next steps in the regulatory process for Combidex, we cannot predict with certainty the timing or costs of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all.

Although we have entered into strategic relationships in the past which provided for non-refundable license fees and milestone payments while we were developing our products, we may choose not to do so or may not be able to secure similar arrangements or alternative strategic relationships in the future on terms that are acceptable to us.

Cash used in investing activities was $261,728 in the six-month period ended March 31, 2005 compared with cash used in investing activities of $14,414,094 in the six-month period ended March 31, 2004.  In the six-month period ended March 31, 2005, a maturing U.S. Treasury Note was reinvested in a short-term U.S. Treasury Bill of the same face value. Cash used in investing activities in the six-month period ended March 31, 2004 included $19,994,705 used to purchase U.S. Treasury Notes and $101,136 in capital expenditures, partially offset by the receipt of $761,747 relative to a short-term asset which represented the cash value of a split-dollar life insurance policy on our Chief Executive Officer that was terminated at the end of fiscal year 2003.  Capital expenditures of $292,491 and $101,136 in the six-month periods ended March 31, 2005 and 2004, respectively, related to the continuation of our efforts to upgrade laboratory, production and computer equipment. Capital expenditures in the six-month period ended March 31, 2005 included equipment associated with our manufacturing scale-up of ferumoxytol.

Cash provided by financing activities from the issuance of our common stock, as a result of the cash exercise of stock options, during the six-month periods ended March 31, 2005 and 2004 was $428,743 and $106,668, respectively.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, also known as the FASB, issued a revision to SFAS 123 “Share-Based Payment,” also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain nonemployee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123R, together with guidance included in Staff Accounting Bulletin No. 107 issued by the SEC on March 29, 2005, also known as SAB 107, eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method.  SFAS 123R applies to awards that are granted, modified, or settled in periods beginning after its applicable effective date.  In April 2005, the SEC issued a release amending the effective date of SFAS 123R for each registrant to the start of the registrant’s first fiscal year beginning after June 15, 2005.  SFAS 123R allows for three alternative transition methods.  We intend to adopt the prospective application method.  We currently intend to adopt SFAS 123R and SAB 107 either in the fourth quarter of fiscal 2005 or in the first quarter of fiscal 2006.  Our adoption of SFAS 123R will cause us to record a noncash accounting charge as an expense each quarter in an amount approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R.  As of March 31, 2005, we had approximately 363,500 stock options outstanding which had not yet become vested.  The amount of such charge has not been determined.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” or SFAS 151.  This pronouncement, which becomes effective for interim or annual periods beginning after June 15, 2005, clarifies existing accounting guidance relating to accounting for certain abnormal costs of production.  We believe adoption of SFAS 151 will not have a material impact on our results of operations or financial condition.

Certain Factors That May Affect Future Results

The following is a summary description of some of the material risks and uncertainties that may affect our business, including our future financial and operational results. In addition to the other information in this Quarterly Report on Form 10-Q, the following statements should be carefully considered in evaluating us.

We cannot predict the results and progress of our clinical trials for ferumoxytol in iron replacement therapy and our ability to complete the development of ferumoxytol in iron replacement therapy is uncertain.

The development of new pharmaceutical products is highly uncertain and subject to a variety of inherent risks of failure.  For example, ferumoxytol may be found to be unsafe, to have harmful side effects on humans, to be ineffective or may otherwise fail to meet regulatory standards or receive necessary regulatory approvals.  Before obtaining regulatory approvals for the commercial sale of ferumoxytol, we must demonstrate through extensive pre-clinical testing and human clinical trials that ferumoxytol is safe and efficacious.  Ferumoxytol in iron replacement therapy is currently in Phase III multi-center clinical studies.  If ferumoxytol in iron replacement therapy fails in Phase III clinical trials or our Phase III clinical trials do not demonstrate sufficient safety and efficacy of ferumoxytol in iron replacement therapy, we will be unable to obtain regulatory approval for, and market, ferumoxytol as an iron replacement therapeutic, thereby reducing our potential future revenues.  Our results from pre-clinical testing and early clinical trials of ferumoxytol in iron replacement therapy may not be predictive of results obtained in subsequent human clinical trials.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development.  We cannot be sure that the data obtained from our Phase III clinical trials for ferumoxytol in iron replacement therapy will support the indication we are seeking or demonstrate sufficient safety and efficacy to obtain regulatory approvals.

Our ability to complete our clinical trials for ferumoxytol in iron replacement therapy in a timely manner is also subject to a number of uncertainties, many of which are out of our control.  For example, the completion rate of our clinical trials depends, in large part, on patient enrollment.  We rely on third-party clinical trial sites to find suitable patients for our clinical trial programs for ferumoxytol in iron replacement therapy.  If these third parties do not find suitable patients in the timeframe for which we have planned, we will not be able to complete our clinical trials according to our expected schedule.  Any such delays would significantly impair or delay our ability to generate future revenues from product sales of ferumoxytol in iron replacement therapy.  In addition, clinical trials are often conducted with patients in the most advanced stages of disease.  During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to the investigational product being tested, but which can nevertheless adversely affect clinical trial results for ferumoxytol in iron replacement therapy or approvals by the United States Food and Drug Administration, or FDA.  Any unexpected results from our clinical sites for ferumoxytol in iron replacement therapy could hinder our ability to complete our Phase III studies in a timely manner, if at all. Any such delays, among others, could result in an increase in development costs for ferumoxytol in iron replacement therapy, a delay in making regulatory submissions, and a delay in the commercialization of our iron replacement therapy product.

Clinical testing of pharmaceutical products is itself subject to approvals by various governmental regulatory authorities.  We conduct our Phase III clinical trials for ferumoxytol in iron therapy in accordance with specific protocols, which are filed with the FDA or other relevant authorities.  We may not be permitted by regulatory authorities to continue these clinical trials if such protocols are not approved or if the FDA determines that there are flaws in the design of the protocols or the trials during the course of the studies.  Any deficiency in the design or oversight of our Phase III clinical studies by us could delay or prevent us from obtaining regulatory approval and could significantly increase the costs of such clinical trials and negatively affect our future prospects and stock price.  We may also be required to demonstrate that ferumoxytol in iron replacement therapy represents an improved form of treatment over existing therapies in order to receive regulatory approval and we may be unable to do so without conducting further clinical studies, if at all.  If, upon completion of our current Phase III clinical trial program, the FDA requires us to perform additional studies, we could incur significant additional costs and experience significant delays in our efforts to obtain regulatory approval for ferumoxytol in iron replacement therapy.  Any such requirement could also result in delays in, or the prevention of, our ability to make regulatory submissions and delays in, or the prevention of, the commercialization of our products.  Any such delays would significantly impair or delay our ability to generate future revenues from product sales of ferumoxytol in iron replacement therapy.

In addition, if we are unable to fund any of our clinical studies or complete the regulatory review and approval process for ferumoxytol in iron replacement therapy with cash generated from operations, we will need to seek other sources of financing or alternative strategic arrangements which may not be available on acceptable terms or on an acceptable timeframe, if at all.  If we are unable to obtain such alternate financing on terms acceptable to us or within a timeframe acceptable to us, or to enter into other strategic arrangements, we may be forced to curtail our development activities with respect to ferumoxytol in iron replacement therapy.

As a result of these and other risks and uncertainties, our development program for ferumoxytol in iron replacement therapy may not be completed successfully.  Any delays or failures in the development of ferumoxytol in iron replacement therapy will delay or prevent generation of revenue from such product candidate and will negatively impact our ability to generate positive cash flow and become profitable.

The successful completion of our clinical trials for ferumoxytol in iron replacement therapy depends, in part, on the performance of third-party contract research and development service providers.

We rely on third-party contract research organizations for a variety of activities in our iron replacement therapy development program, including monitoring of our clinical sites, collection and analysis of data, drafting study reports and assisting in regulatory submissions.  We also rely on third-party service providers in our iron therapy replacement development program for clinical laboratory testing and randomization of clinical trial subjects.  In addition to our internal research and development costs, we currently estimate that the future cost of the external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic will be in the range of approximately $11,000,000 to $12,000,000 over the next fifteen months.  These external costs could increase, however, if we experience significant delays in our clinical development program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third-party contract research and development service providers or any deficiencies in the design or oversight of these studies by us.  In addition, if any of these third-party contract research and development service providers should fail to perform or should perform inadequately or in violation of current Good Clinical Practices, our regulatory submissions could be delayed or the data in support of such submissions tainted, which could negatively impact the timing or possibility of obtaining regulatory approval for ferumoxytol in iron replacement therapy.  Such delays could also result in increased costs associated with our iron replacement therapy development program.  Any delay in, or failure to obtain regulatory approval of ferumoxytol in iron replacement therapy in a timely manner would significantly impair or delay our ability to generate future revenues from product sales.

We need additional capital to achieve our business objectives.

We have expended and will continue to expend substantial funds to complete the research, development, clinical trials, regulatory approvals and other activities necessary to achieve final commercialization of our product candidates, Combidex and ferumoxytol as an iron replacement therapeutic and as a contrast agent in magnetic resonance imaging, also known as MRI.  In particular, we anticipate that the high levels of expenditures related to our research and development activities will continue due to the conduct of Phase III clinical studies for iron replacement therapy and that our cash-burn rate will continue to increase over the next fifteen months.  Our near-term capital requirements will also depend on additional factors, including, but not limited to, the progress of, and our ability to successfully complete, our clinical trials for ferumoxytol in iron replacement therapy in a timely manner, our ability to establish additional development and/or marketing arrangements, to enter into alternative strategic relationships and/or to raise additional capital on terms and within a timeframe acceptable to us, if at all; the costs we may incur, if any, to satisfy the conditions specified by the FDA for approval of Combidex; and the magnitude of product sales and royalties for our marketed products.  We estimate that our existing cash resources, combined with cash we currently expect to receive from other sources will be sufficient to finance our operations, including projected operating expenses and research and development costs related to Phase III clinical trials for ferumoxytol in iron replacement therapy, for approximately the next ten months.  Thereafter, we will require additional funds or need to establish alternative strategic arrangements to continue our research and development activities, including our iron replacement therapy development program, to prepare for submission for regulatory approval for ferumoxytol in iron replacement therapy, to conduct future clinical trials for ferumoxytol in MRI, to expand our commercial-scale manufacturing capabilities and to market and sell our products.  We may seek needed funding through arrangements with collaborative partners or through public or private equity or debt financings.  We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.  Any additional equity financings or alternative strategic arrangements could be dilutive to our stockholders.  In addition, the terms of any debt financing could greatly restrict our ability to raise additional capital and may provide rights and preferences to the investors in any such financing which are not available to current stockholders.  Our inability to raise additional capital on terms and within a timeframe acceptable to us in the next several months would force us to dramatically reduce our expenses and delay, scale back or eliminate certain of our activities and operations, including our research and development activities, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain the necessary regulatory approvals in order to market and sell our products, and the approval process is costly and lengthy.

Prior to marketing, every product candidate must undergo an extensive regulatory approval process in the United States and in every other country in which we intend to test and market our product candidates and products.  This regulatory process includes testing and clinical trials of product candidates to demonstrate safety and efficacy and can take many years and require the expenditure of substantial resources.  Data obtained from pre-clinical trials and clinical trials may not support our expected results in one or more indications or may be subject to varying interpretations.  Unexpected or unfavorable data obtained from pre-clinical testing and clinical trials can delay, limit or prevent regulatory approval by the FDA or similar regulatory bodies in foreign countries.  In addition, changes in FDA or foreign regulatory approval policies or requirements may occur or new regulations may be promulgated which may result in a delay or failure to receive FDA or foreign regulatory approval.  Delays and related costs in obtaining regulatory approvals could delay our product commercialization and revenue and consume our resources, both financial and managerial.

In 2004, we initiated Phase III multi-center clinical studies for one of our product candidates, ferumoxytol, for use in iron replacement therapy.  Before applying for FDA approval to market ferumoxytol for use in iron replacement therapy, large-scale Phase III human clinical trials that demonstrate the safety and efficacy of ferumoxytol in iron replacement therapy to the satisfaction of the FDA and other regulatory authorities must be completed.  These clinical trials, and the support from third-party contract research and development service providers necessary for us to conduct them, will entail the expenditure of significant corporate resources, both financial and managerial.  We may not be able to successfully complete these clinical trials for ferumoxytol iron replacement therapy, or, if completed, we may not obtain the desired results or, even if we do, we may not be able to obtain regulatory approval or obtain regulatory approval of the desired scope.

Exploratory Phase II clinical trials of ferumoxytol for use as a contrast agent in magnetic resonance angiography, also known as MRA, are currently ongoing.  Before applying for FDA approval to market ferumoxytol as a contrast agent in MRI, we need to first successfully complete our Phase II program for ferumoxytol as a contrast agent in MRA. We then need to determine an appropriate indication for ferumoxytol in MRI, develop a regulatory strategy for its approval, and conduct and complete large-scale Phase III human clinical trials that demonstrate the safety and efficacy of ferumoxytol as a contrast agent in MRI to the satisfaction of the FDA and other regulatory authorities.  These clinical trials, and the support from third-party contract research and development service providers necessary for us to conduct them, will entail the expenditure of significant corporate resources, both financial and managerial.  We do not currently possess the financial or human resources necessary to conduct Phase III clinical trials for ferumoxytol as a contrast agent in MRI.  Therefore, we may not be able to successfully complete these clinical trials for ferumoxytol as a contrast agent in MRI or, if completed, we may not obtain the desired results or, even if we do, we may not be able to obtain regulatory approval or obtain regulatory approval of the desired scope.

Final regulatory approvals may not be obtained for ferumoxytol, either as an iron replacement therapeutic or as a contrast agent for use in MRI.  Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay and may preclude us or our potential licensees or other collaborators, if any, from marketing our ferumoxytol products or limit the commercial use of our ferumoxytol products.  Alternatively, regulatory approvals may entail limitations on the indicated uses of our ferumoxytol products and impose labeling requirements which may also adversely impact our ability to market such products.

In June 2000, we received an approvable letter, subject to certain conditions, for Combidex®, our investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with MRI, to aid in the differentiation of cancerous from normal lymph nodes.  In September 2004, we submitted a complete response to the approvable letter, which was accepted by the FDA, and assigned a user fee goal date of March 30, 2005.  On March 3, 2005, the FDA’s Oncologic Drugs Advisory Committee voted to not recommend approval of the proposed broad indication for Combidex.  Subsequently, in March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions.  We have formally requested a meeting with the FDA to discuss next steps in the regulatory process for Combidex.  Although we have received an approvable letter from the FDA, final approval of Combidex remains subject to the satisfaction of certain conditions imposed by the FDA and final labeling must be resolved.  We may be unable to address the conditions imposed in the approvable letter to the satisfaction of the FDA or we may be unable to satisfy these conditions in a timely manner and/or without the expenditure of significant additional resources, both financial and managerial.  If we are unable to successfully address the concerns of the FDA in a timely manner, the New Drug Application for Combidex may not be approved, or, if approved, may be approved for a limited or truncated indication.  If we are unable to obtain approval or are unable to obtain approval for our requested indication or if the FDA requires labeling that imposes limitations on the use of Combidex, our partners’ ability to market the product to the medical community may be prevented or hindered.  Any failure to successfully market and sell Combidex or any delay in these efforts, would reduce the amount of cash generated from operations available to fund research and development or other activities.  We may not be able to replenish our cash needs by seeking financing alternatives or otherwise.

Our operating results will likely fluctuate so you should not rely on a good or bad quarter to predict how we will perform over time.

Our future operating results will likely vary from quarter to quarter or from year to year depending on a number of factors including:

•                  the timing and magnitude of external research and development expenses, in particular, those related to our Phase III clinical trials for ferumoxytol in iron therapy;

•                  the timing and likelihood of FDA approval of Combidex, including the magnitude of potential costs we may incur, if any, to satisfy the conditions specified by the FDA for approval of Combidex;

•                  the timing of our recognition of deferred revenue, which is affected by fluctuations in our activities under our license and marketing agreement with Cytogen Corporation, or Cytogen;

•                  the variable nature of our product sales to our marketing partners and the batch size in which our products are manufactured;

•                  uneven demand for our products by end users which affects the royalties we receive from our marketing partners;

•                  the magnitude of the non-cash accounting charge we will record as an expense in a given period following our adoption of SFAS 123R; and

•                  the extent of reimbursement for the cost of our approved products from government health administration authorities, private health insurers and other third-party payors.

As a result of these and other factors, our quarterly operating results could fluctuate, and this fluctuation could cause the market price of our common stock to decline. Results from one quarter should not be used as an indication of future performance.

Our stock price has been and may continue to be volatile, and your investment in our stock could decline in value or fluctuate significantly.

The market price of our common stock has been, and may continue to be, volatile.  This price has ranged between $6.00 and $24.25 in the fifty-two week period through May 9, 2005.  The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies.  Various factors and events, including announcements by us or our competitors concerning results of regulatory actions, technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, or public concern regarding the safety of products developed by us or others, may have a significant impact on the market price of our common stock.  Thus, as a result of events both within and beyond our control, our stock price could fluctuate significantly or lose value rapidly.  As of May 9, 2005, our shares had an average 90 calendar day trading volume of approximately 92,000 shares.  Bulk sales or substantial purchases of our stock in a short period of time could cause the market price for our shares to decline or fluctuate drastically.

We have a limited number of customers and are dependent on our collaborative relationships.

Our strategy for the development, commercialization and marketing of our product candidates has been to enter into strategic relationships with various corporate partners, licensees and other collaborators.  We rely on a limited number of marketing and distribution partners to market and sell our approved products, Feridex I.V.® and GastroMARK®, both in the United States and in foreign countries, and we depend on these strategic partners for a significant portion of our revenue.  Three companies were responsible for approximately 92% of our revenue during the six-month period ended March 31, 2005.  Berlex Laboratories, Inc. represented approximately 45% of our revenue, Guerbet represented approximately 20% of our revenue, and Cytogen, represented approximately 27% of our revenue in the six-month period ended March 31, 2005.  The majority of our revenue for the quarter ended March 31, 2005, including all of the Cytogen revenue, constituted recognition of deferred revenue.  A decrease in revenue from any of our significant marketing or distribution partners could seriously impair our overall revenues.  In some cases, we have granted exclusive rights to these partners.  If these partners are not successful in marketing our products, or if these partners fail to meet minimum sales requirements or projections, our ability to generate revenue would be substantially harmed.  For example, to date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners.  In addition, we might incur further costs in an attempt to enforce our contractual rights, renegotiate agreements, find new partners or market our own products.  In some cases, we are dependent upon some of our collaborators to manufacture and market our products.  We may not be able to derive any revenues from these arrangements.  If any of our collaborators breaches its agreement with us or otherwise fails to perform, such event could impair our revenue and impose additional costs on us.  In addition, many of our corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with competitors.  Given these and other risks, our current and future collaborative efforts may not be successful.  Failure of these efforts would materially adversely impact our ability to generate revenue from product sales, thereby decreasing the amount of cash from operations available to support our development efforts for ferumoxytol as an iron therapeutic and as a contrast agent for MRI.

Due to the high cost of our research and development activities, in particular the anticipated cost of clinical trials for ferumoxytol in iron replacement therapy, our inability to secure strategic partners or alternative strategic arrangements could limit our ability to continue developing ferumoxytol or force us to raise additional capital through alternative means which may not be available to us on acceptable terms or within an acceptable timeframe, if at all.  Any delay in, or termination of, any of our research and development projects due to insufficient funds resulting from lack of revenue from strategic partners or alternative capital raising or strategic arrangements would reduce our potential revenues.  In addition, if, in the future, we are unable to enter into collaborative agreements related to ferumoxytol in either iron replacement therapy or MRI, or choose not to enter into collaborative agreements, we would need to develop an internal sales and marketing department, including a direct sales force, or contract for these services from a third party, in order to market and sell ferumoxytol since we do not have the necessary sales and marketing expertise at this time.  If we are unable to successfully recruit and retain the necessary sales and marketing personnel, to obtain the financing to support these efforts, if necessary, or to contract with third parties for these services on acceptable terms, if at all, our product marketing efforts and potential product launches would be delayed and the commercialization of ferumoxytol in both iron replacement therapy and MRI would be severely impaired.  Any delay in the product launch of ferumoxytol in iron replacement therapy or MRI would delay any potential revenue from these product candidates.

We are dependent on a limited number of products and product candidates.

We have two products, Feridex I.V. and GastroMARK, currently approved for marketing and sale in the United States and in certain foreign jurisdictions.  Our only other products currently under development, Combidex and ferumoxytol as an iron replacement therapeutic and as a contrast agent in MRA, are not yet approved for marketing or sale in the United States or in any other country. Sales of Feridex I.V and GastroMARK by our marketing partners have been at relatively low levels in recent years, and we expect sales of Feridex I.V. and GastroMARK will remain at current low levels overall.  We may not be able to obtain regulatory approval for Combidex or ferumoxytol as an iron replacement therapeutic or as a contrast agent in MRI in the United States or in any other country. Even if approved, Combidex and ferumoxytol, in both iron replacement therapy and MRI, may fail to achieve market acceptance.  In this event, we do not currently have an alternative source of revenue or profits, other than Feridex I.V. and GastroMARK.  Any failure by us to obtain approval of Combidex or ferumoxytol in iron replacement therapy or as a contrast agent in MRI will have a material adverse impact on our ability to generate additional revenues, our ability to achieve profitability, and on the future prospects for our business.

In addition, although we have dedicated significant resources to our research and development efforts, we may not develop new applications for our existing technology or expand the indications for our current products or product candidates for development into future product candidates. We are not currently conducting or sponsoring research to expand our development pipeline.  Any failure by us to develop and commercialize additional products and product candidates will place greater pressure on the performance of our existing products and product candidates and will materially adversely affect our ability to increase revenues, our ability to achieve profitability, and the future prospects of our business.

Our success depends on our ability to attract and retain key employees.

Because of the specialized nature of our business, we are highly reliant on our executive officers, senior scientists, clinical staff, and manufacturing and quality control personnel, including our Chief Executive Officer, Jerome Goldstein.  If we are unable to attract and retain qualified scientific and technical personnel for the development activities conducted or sponsored by us, including our Phase III clinical trials for ferumoxytol in iron replacement therapy, or we fail to hire qualified people or lose the services of our key personnel, our product development efforts could be delayed or curtailed.  If we fail to attract and retain key members of our manufacturing or quality control departments, our ability to manufacture our products, or to manufacture our products in a timely manner, could be hindered and our product sales and development efforts delayed.  Furthermore, our possible expansion into areas and activities requiring additional expertise, such as late-stage clinical development and marketing and sales, may require the addition of new management personnel or the development of additional expertise by existing management personnel, which would increase our projected research and development costs and accelerate our need for additional financing.  There is intense competition for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business.

The failure to attract and retain such personnel or to develop such expertise could impose significant limits on our business operations and hinder our ability to successfully and efficiently complete our development projects.

An inability to obtain raw materials and our reliance on a sole source supplier could adversely impact our business.

We currently purchase the raw materials used to manufacture our products from third-party suppliers.  We do not, however, have any long-term supply contracts with these third parties.  Certain raw materials used in our products are procured from a single source with no qualified alternative supplier.  If any of these third-party suppliers should cease to produce the raw materials used in our products, we would be unable to manufacture our products until we were able to qualify an alternative source.  The qualification of an alternative source may require repeated testing of the new materials and generate greater expenses to us if materials that we test do not perform in an acceptable manner.  In addition, we sometimes obtain raw materials from one vendor only, even where multiple sources are available, to maintain quality control and enhance working relationships with suppliers, which could make us susceptible to price inflation by the sole supplier, thereby increasing our production costs.  As a result of the high quality standards imposed on our raw materials, we may not be able to obtain raw materials of the quality required to manufacture our products from an alternative source on commercially reasonable terms, or in a timely manner, if at all.  Any delay in or failure to obtain sufficient quantities of raw materials would prevent us from manufacturing our products.  In addition, even if we are able to obtain raw materials from an alternative source, if these raw materials are not available in a timely manner or on commercially reasonable terms, we would be unable to manufacture our products on a timely and cost-effective basis.  Any such difficulty in obtaining raw materials would hinder our ability to generate revenues from sales of our products or reduce the revenues realized from such sales and could impede our development efforts with respect to our product candidates.

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

•                  our products’ potential advantage over existing treatments or diagnostic methods; and

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

To date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners and these products have not achieved broad market acceptance. Feridex I.V. and GastroMARK, approved in 1996 and 1997, respectively, represented an alternative technology platform for physicians to adopt in MRI.  Feridex I.V. sales have decreased from their peak based on changes in MRI technology and competition in the market, and we expect product sales of Feridex I.V. to remain at current low levels overall.  Combidex, if approved, will represent a shift in the diagnostic process that physicians could use to stage and monitor cancer patients that may not be adopted by physicians.  In addition, ferumoxytol, if approved in iron replacement therapy, will represent an alternative to existing products or procedures that might not be adopted by the medical community.  If our approved products or future products are not adopted by physicians, revenues will be delayed or fail to materialize.

We lack marketing and sales experience.

We have limited experience in marketing and selling our products and rely on our corporate partners to market and sell Feridex I.V. and GastroMARK and have agreed to permit Cytogen to do so, pending FDA approval, for Combidex.  In order to achieve commercial success for ferumoxytol in iron replacement therapy or MRI, we may have to develop a marketing and sales force or enter into arrangements with others to market and sell our products.  If we choose to market and sell ferumoxytol in iron replacement therapy or MRI ourselves, we may encounter difficulties in attracting and retaining qualified marketing and sales personnel.  In addition, in order to establish our own marketing and sales force, we would have to raise substantial amounts of additional capital to support the costs associated with such an effort.  We may not be able to secure such additional financing on terms or within a timeframe acceptable to us, if at all.  If we fail to raise the necessary capital, or choose not to market and sell ferumoxytol in iron replacement therapy or MRI ourselves, we may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all.  Furthermore, whether we market and sell ferumoxytol in iron replacement therapy or MRI ourselves or through marketing and sales arrangements, we, or our corporate partners, may not be successful in marketing and selling these or any of our other products.

We may be unable to comply with continuing regulatory requirements even after our products have been approved for marketing.

Even if we obtain regulatory approval for our product candidates, a marketed product and its manufacturer are subject to continuing regulatory review.  Noncompliance with the regulatory requirements of the approval process at any stage may result in adverse consequences, including the FDA’s withdrawal of an approved product from the market or, under certain circumstances, the imposition of criminal penalties.  We may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered.  Any such adverse consequence could limit or preclude our ability to sell our products commercially which would hinder our ability to generate revenue through royalties or direct sales of our products.

We may not be successful in competing with other companies or our technology may become obsolete.

The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change.  We believe that our ability to compete successfully will depend on a number of factors including our ability to develop efficacious products, our timely receipt of regulatory approvals, our ability to manufacture products at commercially acceptable costs, and the implementation of effective marketing campaigns by us or our marketing and distribution partners.  We may not be able to successfully develop efficacious products, obtain timely regulatory approvals, manufacture products at commercially acceptable costs, market our products alone or with our partners, gain satisfactory market acceptance or otherwise successfully compete in the future.

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

We manufacture bulk Feridex I.V. and GastroMARK, as well as Feridex I.V. finished product, for sale by our marketing partners, and ferumoxytol for use in human clinical trials, in our manufacturing facility.  Pending FDA approval, we intend to manufacture Combidex formulated drug product at our manufacturing facility as well.  This facility is subject to current Good Manufacturing Practices regulations prescribed by the FDA, also known as cGMP.  We may not be able to continue to operate at commercial scale in compliance with cGMP regulations.  Failure to operate in compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could delay our development efforts and impede product sales due to the unavailability of our products and product candidates.  In addition, we are dependent on contract manufacturers for the final production of Combidex and do not currently have any long-term contracts in place with any third-party manufacturers to conduct this work.  In the event that we are unable to arrange final manufacturing for Combidex, we will not be able to develop and commercialize this product as planned.  Additionally, we may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP regulations and other regulatory requirements.  Furthermore, such manufacturers may not be able to deliver required quantities of product that conform to specifications in a timely manner.

We currently have only one manufacturing facility at which we produce limited quantities of ferumoxytol.  Although we are currently testing scale-up for production of ferumoxytol, some aspects of our manufacturing processes may not be easily scalable to allow for production in larger volumes, resulting in higher than anticipated material, labor and overhead costs per unit.  Additionally, manufacturing and quality control problems may arise as we increase our level of production.  We may not be able to increase our manufacturing capacity in a timely and cost-effective manner, and we may experience delays in manufacturing ferumoxytol.  Furthermore, if we fail to attract and retain key members of our manufacturing or quality control departments, we may be unable to manufacture our products and product candidates in a timely manner, which could delay our product sales and development efforts.

If we are unable to consistently manufacture our products on a timely basis because of these or other factors, we will not be able to meet anticipated demand.  As a result, we may lose sales and fail to generate increased revenue.

We may not be able to obtain the necessary regulatory approvals in order to market and sell our products in foreign countries.

Until we or our marketing partners obtain the required regulatory approvals for Combidex or ferumoxytol as an iron replacement therapeutic or as a contrast agent in MRI in any specific foreign country, neither we nor our marketing partners will be able to sell these product candidates in that country.  International regulatory authorities have imposed numerous and varying regulatory requirements, and the approval procedures could involve testing in addition to that required by the FDA.  Furthermore, approval by one regulatory authority does not ensure approval by any other regulatory authority.  In addition, in some cases, we are dependent upon some of our collaborators to conduct clinical testing and to obtain regulatory approvals.  We, or our collaborators, may not be able to obtain final regulatory approvals for Combidex or ferumoxytol in iron replacement therapy or MRI, or any other products developed by us, in foreign countries.  Any failure to obtain the necessary governmental approvals or failure to obtain approvals of the scope requested could delay, and may preclude us or our licensees or other collaborators from marketing, our product candidates or limit the commercial use of our product candidates in these foreign jurisdictions.  Alternatively, foreign regulatory approvals may entail limitations on the indicated uses of our product candidates and impose labeling requirements which may also adversely impact our ability to market our product candidates.

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

Health care reform is an area of continuing national and international attention and a priority of many government officials. Future changes could impose limitations on the prices that can be charged in the United States and elsewhere for our products or the amount of reimbursement available for our products from government agencies or third-party private payors.  The increasing use of managed care organizations, health maintenance organizations and the growing trend in capitated coverage as well as continued legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our products which could harm our ability to profit from product sales.  In addition, recent and possible future legislation and regulations affecting the pricing of pharmaceuticals may change reimbursement in ways adverse to us that may affect the marketing of our current or future products.  While we cannot predict the likelihood of adoption of any of these legislative or regulatory proposals, if the government or a private third-party payor adopts these proposals they could limit our ability to price our products at desired levels.

Our success depends on our ability to maintain the proprietary nature of our technology.

We rely on a combination of patents, trademarks, copyrights and trade secrets in the conduct of our business.  The patent positions of pharmaceutical and biopharmaceutical firms are generally uncertain and involve complex legal and factual questions.  We may not be successful or timely in obtaining any patents for which we submit applications.  The breadth of the claims obtained in our patents may not provide significant protection for our technology.  The degree of protection afforded by patents for licensed technologies or for future discoveries may not be adequate to protect our proprietary technology.  The patents issued to us may not provide us with any competitive advantage.  In addition, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

Moreover, patents issued to us may be contested or invalidated.  Future patent interference proceedings involving either our patents or patents of our licensors may harm our ability to commercialize our products.  Claims of infringement or violation of the proprietary rights of others may be asserted against us.  If we are required to defend against such claims or to protect our own proprietary rights against others, it could result in substantial costs to us and distraction of our management.  An adverse ruling in any litigation or administrative proceeding could prevent us from marketing and selling our products, limit our development of our product candidates or harm our competitive position and result in additional significant costs.  In addition, any successful claim of infringement asserted against us could subject us to monetary damages or injunction preventing us or our marketing partners from making or selling products.  We also may be required to obtain licenses to use the relevant technology, and licenses may not be available on commercially reasonable terms, if at all.

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

We maintain product liability insurance coverage for claims arising from the use of our products and product candidates in clinical trials and commercial use.  However, coverage is becoming increasingly expensive and costs may continue to increase significantly particularly as our Phase III clinical trial activities for ferumoxytol in iron replacement therapy continue, and we may not be able to maintain insurance at a reasonable cost.  Furthermore, our insurance may not provide sufficient coverage amounts to protect us against liability that could deplete our capital resources.  We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future.  Our insurance coverage and our resources may not be sufficient to satisfy any liability or cover costs resulting from product liability claims.  A product liability claim or series of claims brought against us could reduce or eliminate our resources, whether or not the plaintiffs in such claims ultimately prevail.  In addition, pursuant to our certificate of incorporation, by-laws and contractual agreements with our directors, and in order to attract competent candidates, we are obligated to indemnify our officers and directors against certain claims arising from their service to us.  We maintain directors and officers’ liability insurance to cover such potential claims against our officers and directors.  However, this insurance may not be adequate for certain claims and deductibles apply.  As a result of our indemnification obligations and in instances where insurance coverage is not available or insufficient, any liability claim or series of claims brought against our officers or directors could deplete or exhaust our resources, regardless of the ultimate disposition of such claims.

We are subject to environmental laws and potential exposure to environmental liabilities.

Because we use certain hazardous materials in the production of our products, we are subject to various federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of non-hazardous and hazardous wastes, and emissions and discharges into the environment.  Failure to comply with these laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities.  We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment.  Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating the release or spill of hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, and such owner or operator may incur liability to third parties impacted by such contamination.  The presence of, or failure to remediate properly the release or spill of, these substances could adversely affect the value of, and our ability to transfer or encumber, our real property.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the fiscal year ended September 30, 2004, we invested a significant amount of our surplus cash in U.S. Treasury Notes classified as held-to-maturity which are, as a result, recorded at amortized cost.  As of March 31, 2005, one of our investments was classified as held-to-maturity and, as a result, was recorded at amortized cost.  The other investment was recorded as available-for-sale and was marked-to-market during the quarter ended March 31, 2005 to reflect a temporary decline in value which was recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.”  As of March 31, 2005, the maturities of these investments ranged from one month to less than eleven months.  On May 5, 2005, a $4,935,000 U.S. Treasury Bill, included in short term investments at March 31, 2005, matured and the proceeds were reinvested in a four week U.S. Treasury Bill.  These investments are subject to interest rate risk and will fall in value if market interest rates increase.  However, even if market interest rates for comparable investments were to increase immediately and uniformly by 10% from levels at March 31, 2005, we estimate that the fair value of these investments would decline by an immaterial amount.

Item 4.  Controls and Procedures.

Our principal executive officer, principal financial officer and principal accounting officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) with the participation of the company’s management, have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.  Our principal executive officer, principal financial officer and principal accounting officer have concluded that our disclosure controls and procedures are effective at a level that provides such reasonable assurances.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                          OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchases of equity securities during the fiscal quarter ended March 31, 2005.

The following table provides information about purchases by the company during the quarter ended March 31, 2005 of equity securities of the company that are registered pursuant to Section 12 of the Securities Exchange Act of 1934.  No purchases were made during the quarter by or on behalf of the company by any person or entity acting, directly or indirectly, in concert with the company for the purpose of acquiring the company’s securities or by an affiliate of the company who, directly or indirectly, controls the company’s purchases of such securities, whose purchases are controlled by the company, or whose purchases are under common control with those of the company.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2005	2,432	$17.01	0	0

February 1 through February 28, 2005	1,000	$23.55	0	0

March 1 through March 31, 2005	-0-	-0-	0	0

Total	3,432	$18.92	0	0

(1)               Consists solely of shares tendered by current and former employees as payment of the exercise price of stock options granted in accordance with provisions of both the Company’s equity compensation plans and individual stock option agreements.

(2)               The Company does not currently have any publicly announced repurchase programs or plans.

Item 4.           Submission of Matters to a Vote of Security Holders

On February 1, 2005, we held our Annual Meeting of Stockholders.  At the meeting, the stockholders acted upon the election of directors.

Votes “FOR” represent affirmative votes and do not include abstentions or broker non-votes.  In cases where a signed proxy was submitted without designation, the shares represented by the proxy were voted “FOR” the proposal to elect directors in the manner described in the Proxy Statement delivered to the holders of shares of our common stock on the record date (December 8, 2004).  On the record date, 7,992,054 shares of our common stock were issued and outstanding.

Voting results were as follows:

Matter	For	Against	Withheld	Abstain

1. Election of Directors
Jerome Goldstein	7,249,294	N/A	9,865	N/A
Sheldon L. Bloch	7,247,994	N/A	11,165	N/A
Michael D. Loberg	7,250,194	N/A	8,965	N/A
Brian J.G. Pereira	7,250,194	N/A	8,965	N/A
Edward B. Roberts	7,250,176	N/A	8,983	N/A
Mark Skaletsky	7,248,594	N/A	10,565	N/A
Theodore I. Steinman	7,250,094	N/A	9,065	N/A

Item 6.  Exhibits.

(a) List of Exhibits

Exhibit Number	Description

10.1	Specimen of Stock Option Grant in connection with 2000 Stock Plan (employees).

10.2	Specimen of Stock Option Grant in connection with 2000 Stock Plan (non-employees).

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.

Date:	May 10, 2005	By	/s/ Jerome Goldstein
Jerome Goldstein, Chairman of the Board of Directors, Chief Executive Officer, President, and Treasurer

Date:	May 10, 2005	By	/s/ Michael N. Avallone
Michael N. Avallone, Vice President – Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Specimen of Stock Option Grant in connection with 2000 Stock Plan (employees).

10.2	Specimen of Stock Option Grant in connection with 2000 Stock Plan (non-employees).

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.