Form 10-Q
period 2005-06-30
ADVANCED MAGNETICS INC
filed 2005-08-12
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At August 8, 2005, 9,864,298 shares of registrant’s common stock (par value $.01 per common share) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

ADVANCED MAGNETICS, INC.

BALANCE SHEETS

JUNE 30, 2005 AND SEPTEMBER 30, 2004

(Unaudited)

	June 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$22,228,869	$9,391,363
Short-term investments	4,587,445	4,942,915
Accounts receivable - trade	108,625	49,575
Inventories	397,696	473,038
Prepaid expenses and interest receivable	325,317	586,584
Total current assets	27,647,952	15,443,475
Property, plant and equipment:
Land	360,000	360,000
Buildings and improvements	4,720,184	4,660,972
Laboratory equipment	7,255,507	7,018,563
Furniture and fixtures	899,295	877,666
Total property, plant and equipment	13,234,986	12,917,201
Less - accumulated depreciation	(9,464,644)	(9,318,224)
Net property, plant and equipment	3,770,342	3,598,977
Long-term investment	—	4,768,159
Total assets	$31,418,294	$23,810,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$591,646	$466,936
Accrued expenses	1,294,992	817,276
Deferred revenue	1,149,591	1,845,509
Total current liabilities	3,036,229	3,129,721
Long-term liabilities:
Deferred revenue	2,787,037	3,134,435
Total liabilities	5,823,266	6,264,156

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, 15,000,000 shares authorized; 9,862,798 shares issued and outstanding at June 30, 2005 and 7,949,931 shares issued and outstanding at September 30, 2004	98,628	79,499
Additional paid-in capital	71,956,907	54,741,302
Accumulated deficit	(46,412,425)	(37,274,346)
Accumulated other comprehensive loss	(48,082)	—
Total stockholders’ equity	25,595,028	17,546,455
Total liabilities and stockholders’ equity	$31,418,294	$23,810,611

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE-MONTH PERIODS ENDED

JUNE 30, 2005 AND 2004

(Unaudited)

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,
	2005	2004	2005	2004
Revenues:
License fees	$234,439	$722,690	$1,043,317	$1,933,478
Royalties	75,967	70,000	192,544	170,000
Product sales	92,555	681,102	801,855	768,808
Total revenues	402,961	1,473,792	2,037,716	2,872,286

Costs and expenses:
Cost of product sales	9,067	84,209	158,196	117,015
Research and development expenses	3,200,101	1,715,729	8,777,230	3,649,275
Selling, general and administrative expenses	547,894	503,982	2,473,098	1,502,754
Total costs and expenses	3,757,062	2,303,920	11,408,524	5,269,044

Operating loss	(3,354,101)	(830,128)	(9,370,808)	(2,396,758)

Other Income:
Interest income	100,969	52,441	232,729	112,370

Net loss	$(3,253,132)	$(777,687)	$(9,138,079)	$(2,284,388)

Loss per share - basic and diluted:	$(0.38)	$(0.10)	$(1.11)	$(0.29)

Weighted average shares outstanding used to compute loss per share:
Basic and diluted	8,641,460	7,816,970	8,218,302	7,792,298

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE-MONTH PERIODS ENDED

JUNE 30, 2005 AND 2004

(Unaudited)

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,
	2005	2004	2005	2004

Net loss	$(3,253,132)	$(777,687)	$(9,138,079)	$(2,284,388)
Other comprehensive loss:
Unrealized gains (losses) on securities	17,514	—	(48,082)	—
Comprehensive loss	$(3,235,618)	$(777,687)	$(9,186,161)	$(2,284,388)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED

JUNE 30, 2005 AND 2004

(Unaudited)

	Nine-Month Periods Ended June 30,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$904,470	$414,979
Cash paid to suppliers and employees	(10,421,964)	(4,591,157)
Interest received	316,089	346,991
Royalties received	242,119	170,466
Net cash used in operating activities	(8,959,286)	(3,658,721)

Cash flows from investing activities:
Life insurance policy surrender value received	—	761,747
Proceeds from maturities of short-term investments	9,839,237	17,864,166
Purchase of investments	(4,904,237)	(31,985,747)
Capital expenditures	(350,965)	(167,158)
Net cash provided by (used in) investing activities	4,584,035	(13,526,992)

Cash flows from financing activities:
Proceeds from the cash exercise of stock options	453,958	123,487
Proceeds from the issuance of common stock pursuant to the Employee Stock Purchase Plan	73,741	68,207
Net proceeds from the issuance of common stock and warrants to purchase common stock	16,685,058	—
Net cash provided by financing activities	17,212,757	191,694
Net increase (decrease) in cash and cash equivalents	12,837,506	(16,994,019)

Cash and cash equivalents at beginning of the period	9,391,363	23,901,126
Cash and cash equivalents at end of the period	$22,228,869	$6,907,107

Supplemental data:
Non-cash financing activities:
Non-cash stock option exercises (via mature shares)	$100,976	$250,697

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

RECONCILIATION OF NET LOSS

TO NET CASH USED IN OPERATING ACTIVITIES

FOR THE NINE-MONTH PERIODS ENDED

JUNE 30, 2005 AND 2004

(Unaudited)

	Nine-Month Periods Ended June 30,
	2005	2004

Net loss	$(9,138,079)	$(2,284,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	179,600	154,844
Non-cash expense associated with non-employee stock options	21,977	35,428
Amortization of premiums on purchased investments	140,548	163,044
Changes in operating assets and liabilities:
Accounts receivable - trade	(59,050)	(357,813)
Inventories	75,342	(317,305)
Prepaid expenses and interest receivable	261,267	227,999
Other assets	—	(100,000)
Accounts payable and accrued expenses	602,426	752,949
Deferred revenue	(1,043,317)	(1,933,479)
Total adjustments	178,793	(1,374,333)
Net cash used in operating activities	$(8,959,286)	$(3,658,721)

The accompanying notes are an integral part of the financial statements.

ADVANCED MAGNETICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

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

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the U. S. Securities and Exchange Commission, or the SEC, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and updated, as necessary, in our subsequent Quarterly Reports on Form 10-Q.  Interim results are not necessarily indicative of the results of operations for the full year.  These interim financial statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

Stock-Based Compensation

We have several stock-based compensation plans.  We apply Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” also known as APB 25, and related interpretations in accounting for qualifying options granted to our employees under our plans and apply Statement of Financial Accounting Standards, or SFAS, No. 123 “Accounting for Stock Issued to Employees,” also known as SFAS 123 (as amended by SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” also known as SFAS 148), for disclosure purposes only.  The SFAS 123 and SFAS 148 disclosures include pro forma net loss and loss per share as if the fair value-based method of accounting had been used.  Stock-based compensation to non-employees is accounted for in accordance with SFAS 123, SFAS 148 and related interpretations.

If stock-based compensation for employees had been determined based on SFAS 123, as amended by SFAS 148, our pro forma loss and pro forma loss per share for the quarters ended June 30, 2005 and 2004 would have been as follows:

	Three-month periods ended June 30,
	2005	2004
Reported net loss	$(3,253,132)	$(777,687)
Pro forma employee stock compensation expense	(361,636)	(162,411)
Pro forma net loss	$(3,614,768)	$(940,098)

Reported loss per share - basic and diluted:	$(0.38)	$(0.10)

Pro forma loss per share - basic and diluted:	$(0.42)	$(0.12)

The effects of applying SFAS 123 and SFAS 148 in this pro forma disclosure are not indicative of future amounts.  We anticipate granting additional awards in future years.  See also Note G of Notes to Financial Statements hereunder.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, investments, accounts receivable and accounts payable.  Any net unrealized loss is recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss”, unless the estimated fair value of a financial instrument approximates its carrying value.

B.                                    Investments

As of June 30, 2005, our short-term investments consisted of a U.S. Treasury Bill with a maturity date of July 28, 2005 and a U.S. Treasury Note with a maturity date of February 15, 2006.  The U.S. Treasury Bill was classified as held-to-maturity and, as a result, was recorded at cost.  The U.S. Treasury Note was recorded as available-for-sale and was marked-to-market during the quarters ended March 31, 2005 and June 30, 2005, to reflect a temporary decline in value, which was recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.”

C.                                    Inventories

The major classes of inventories were as follows:

	June 30, 2005	September 30, 2004
Raw materials	$347,665	$404,001
Work in process	27,650	21,837
Finished goods	22,381	47,200
Total inventories	$397,696	$473,038

The aggregate amount of overhead charged to, and remaining in, inventory as of June 30, 2005 and September 30, 2004 was $24,899 and $31,591, respectively.

D.                                    Income Tax

There were no income tax provisions or benefits for the three- and nine-month periods ended June 30, 2005 and June 30, 2004, respectively, as we incurred a loss in each of those periods.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of June 30, 2005 and September 30, 2004.

E.                                      Loss per Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period.  Options to purchase a total of 886,328 and 897,972 shares of common stock that were outstanding as of the three- and nine-month periods ended June 30, 2005 and 2004, respectively, were excluded from the computation of diluted net loss per share because such options were anti-dilutive as we incurred a loss in those periods.  Warrants to purchase 261,780 shares of common stock, issued in July 2003 at an exercise price of $15.50 per share, and warrants to purchase 359,999 shares of common stock, issued in June 2005 at an exercise price of $13.00 per share, were excluded from the computation of diluted net loss per share for the applicable three- and nine-month periods ended June 30, 2005 and 2004, because such warrants were anti-dilutive as we incurred a loss in those periods.

The components of basic and diluted loss per share were as follows:

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,
	2005	2004	2005	2004

Net loss (A)	$(3,253,132)	$(777,687)	$(9,138,079)	$(2,284,388)

Weighted average common shares outstanding (B)	8,641,460	7,816,970	8,218,302	7,792,298
Loss per share:
Basic and diluted (A/B)	$(0.38)	$(0.10)	$(1.11)	$(0.29)

F.                                      Common Stock Transactions

In June 2005, we sold an aggregate of 1,799,995 shares of our common stock and warrants to purchase an aggregate of 359,999 shares of our common stock in registered direct sales of common stock and warrant units to affiliates of Great Point Partners, LLC and Vivo Ventures, LLC and one of our directors.  Each unit was comprised of five shares of common stock and a warrant to purchase one share of common stock.  The issue price for each unit was $47.50, and the exercise price for each warrant was $13.00 per share.  The warrants have a term of three years. We realized net proceeds of $16,685,058 after deduction of $414,899 of incremental external costs associated with the financing, such costs being charged against paid-in capital.

G.                                    Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, also known as the FASB, issued a revision to SFAS 123 “Share-Based Payment,” also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain nonemployee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123R, together with guidance included in Staff Accounting Bulletin No. 107 issued by the SEC on March 29, 2005, also known as SAB 107, eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method.  SFAS 123R applies to awards that are granted, modified, or settled in periods beginning after its applicable effective date.  In April 2005, the SEC issued a release amending the effective date of SFAS 123R for each registrant to the start of the registrant’s first fiscal year beginning after June 15, 2005.  SFAS 123R allows for three alternative transition methods.  We intend to adopt the prospective application method.  We currently intend to adopt SFAS 123R and SAB 107 in the first quarter of fiscal 2006.  Our adoption of SFAS 123R will cause us to record a noncash accounting charge as an expense each quarter in an amount approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R.  As of June 30, 2005, we had approximately 341,375 stock options outstanding which had not yet become vested.  The amount of such charge has not been determined.

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

In May 2005, the FASB Emerging Issues Task Force, or EITF, issued EITF No. 00-19-1 “Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation”.  This pronouncement clarifies existing accounting guidance relative to freestanding financial instruments originally issued as employee compensation.  EITF No. 00-19-1 becomes effective concurrent with the effective date of SFAS 123R. We believe the adoption of this pronouncement will not have a material impact on our results of operations or financial condition.

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

Overview

Advanced Magnetics, Inc. was incorporated in Delaware in November 1981 and is a developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products.  We are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds to treat anemia as well as novel imaging agents to aid in the diagnosis of cardiovascular disease and cancer.  We have two approved products, Feridex I.V.® and GastroMARK®, and two product candidates, Combidex® and ferumoxytol.

Ferumoxytol, our next generation product candidate, is in Phase III multi-center clinical trials for use as an iron replacement therapeutic in chronic kidney disease patients, whether or not on dialysis.  In August 2005, we announced our plan to revise the Phase III development program for ferumoxytol in IV iron replacement therapy to include a new primary efficacy analysis based on discussions that took place during a recent meeting with the U.S. Food and Drug Administration, also known as the FDA.  The revised efficacy analysis is consistent with the analysis upon which a recent approval of another IV iron product was based.  The proposed modifications to the Phase III program will result in additional patients being enrolled in the ferumoxytol chronic kidney disease, or CKD, efficacy studies and will involve the re-design of the hemodialysis protocol currently under way.  In addition, we announced that we plan to add additional patients to our large-scale safety study in order to provide a more robust safety database for the New Drug Application, or NDA.  Based on the currently planned revisions to the ferumoxytol development program, we now plan to submit an NDA for ferumoxytol to the FDA in mid calendar year 2007.  Exploratory Phase II clinical trials of ferumoxytol for use as a contrast agent in magnetic resonance imaging, also known as MRI, are currently ongoing.

Combidex is our investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, also known as MRI, to aid in the differentiation of cancerous from normal lymph nodes.  In June 2000, Combidex received an approvable letter, subject to certain conditions, from the FDA.  In September 2004, we submitted a complete response to the approvable letter, which was accepted by the FDA and assigned a user fee goal date of March 30, 2005.  On March 3, 2005, the FDA’s Oncologic Drugs Advisory Committee, also known as ODAC, voted to not recommend approval of the proposed broad indication for Combidex.  Subsequently, in March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions.  We have formally requested a meeting with the FDA to discuss next steps in the regulatory process for Combidex, and the FDA requested a meeting agenda and discussion questions prior to scheduling such a meeting.  We are in the process of preparing an information package for the FDA in response to its request.  Until next steps are determined, we cannot predict with certainty the timing or cost of the efforts that would be necessary to satisfy the conditions specified for approval of Combidex in the approvable letter, or our ability to complete those efforts in a timely or cost-effective manner, if at all.

Feridex I.V, our liver contrast agent, is approved and marketed in Europe, Japan, the United States and other countries.  GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in Europe, the United States and other countries.

Since our inception in 1981, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities.  In June 2005, we raised an aggregate of approximately $17.1 million, before expenses, from the sale of units comprised of our common stock and warrants to purchase shares of our common stock.  To date, our marketing partners have had limited commercial success in the marketing and sale of Feridex I.V. and GastroMARK, and we have not generated significant revenues from royalties in connection with the sale of these products to end users.

Our revenues include license fees recognized in connection with our collaborative and strategic agreements, royalties from sales of our approved products to end users and product sales to our marketing partners.  Sales of Feridex I.V. and GastroMARK by our marketing partners to end users have been at relatively low levels in recent years, and we expect product sales of Feridex I.V. and GastroMARK to remain at current low levels overall.  We have historically sought to generate revenue from a combination of product sales and royalties resulting from the licensing of our approved products.  We may also seek to generate revenues from up-front license fees and milestone payments if we choose to enter into future collaborative or strategic relationships.  We may not be able to generate significant revenues from our product sales or royalties, and we may not be able to enter into future collaborative or strategic relationships on favorable terms, if at all.  Any failure to generate future revenues through product sales, royalties, up-front license fees or milestone payments, or any combination thereof, may hinder our ability to generate positive cash flow or become profitable.

A substantial portion of our expenses consists of research and development expenses.  In our Phase III development efforts for ferumoxytol in iron replacement therapy, we rely to a large degree on contract research and development service providers.  We expect that research and development expenses will continue to be a significant portion of our total expenses.  We also expect quarter-over-quarter research and development expenses to increase over the next four quarters and remain at high levels for at least the next six to eight quarters as a result of increased patient enrollment costs and fees associated with our third party contract research and development service providers in connection with our Phase III clinical trials for ferumoxytol in iron replacement therapy.  However, research and development expenses can vary from quarter to quarter based upon the pace of patient enrollment in our Phase III clinical studies.  The process of bringing ferumoxytol to market will involve the expenditure of significant resources, both financial and managerial, and may require that we obtain future financing or enter into strategic partnerships to support these efforts.  The remaining portion of our expenses consists primarily of selling, general and administrative expenses.

Results of Operations for the Quarter Ended June 30, 2005 as Compared to the Quarter Ended June 30, 2004

Revenues

Total revenues for the quarter ended June 30, 2005 were $402,961 compared to $1,473,792 for the quarter ended June 30, 2004.  The decrease in revenues was primarily the result of a decrease in the recognition of deferred licensee fee revenue from a licensing and marketing agreement covering Combidex and a decrease in product sales.  Three companies were responsible for approximately 90% of our revenue during the quarter ended June 30, 2005.  Berlex Laboratories, Inc., or Berlex, represented approximately 50% of our revenue, Guerbet represented approximately 28% of our revenue, and Cytogen represented approximately 12% of our revenue.  The majority of our revenue for the quarters ended June 30, 2005 and 2004, including all of the Cytogen revenue, constituted recognition of deferred revenue.  Our revenues for the three-month periods ended June 30, 2005 and 2004 consisted of the following:

	Three-Month Periods Ended June 30,
	2005	2004	$ Change	% Change
Revenues:
License fees	$234,439	$722,690	$(488,251)	-68%
Royalties	75,967	70,000	5,967	9%
Product sales	92,555	681,102	(588,547)	-86%
Total revenues	$402,961	$1,473,792	$(1,070,831)	-73%

License Fee Revenue

License fee revenue for the quarters ended June 30, 2005 and 2004 consisted of deferred license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and deferred license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

In August 2000, we entered into a license and marketing agreement with Cytogen in which, among other things, we granted Cytogen exclusive United States marketing rights to Combidex.  At the time of signing that agreement, we received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee.  We determined to account for the revenue associated with this fee over the development period of the products subject to the agreement as costs were incurred.  The entire amount of the license fee was booked as deferred revenue upon signing the agreement.  Recognition of the remainder of the deferred revenue associated with this agreement, which approximated $618,000 as of June 30, 2005, is expected to occur when currently projected expenses are incurred in connection with our efforts to obtain approval of Combidex.  In the quarter ended June 30, 2005, we recorded to income $50,000 of previously deferred licensing revenue associated with our license and marketing agreement with Cytogen.  Revenue recognition during the quarter was based upon our current estimate of costs we may incur, if any, in connection with our efforts to obtain approval of Combidex.  We expect future license fee revenue to continue to fluctuate from quarter to quarter due to changes in our activities under our license and marketing agreement with Cytogen.

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

Total license fee revenue for the three-month periods ended June 30, 2005 and 2004 was recognized as follows:

	Three-Month Periods Ended June 30,
	2005	2004	$ Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$50,000	$538,251	$(488,251)	-91%
Deferred license fee revenue recognized in connection with the Berlex agreement	184,439	184,439	—	0%
Total	$234,439	$722,690	$(488,251)	-68%

We increased our projected future research and development expenses associated with the Cytogen agreement, as of June 30, 2005, based upon our most recent estimate of the cost of future efforts that might be required to obtain approval of Combidex, as compared to the estimate of such costs as of June 30, 2004.  As a result, our revenue associated with this agreement in the quarter ended June 30, 2005 decreased as compared with the quarter ended June 30, 2004.

Royalty Revenue

Royalties increased $5,967, or 9%, to $75,967 for the quarter ended June 30, 2005, compared with royalties of $70,000 for the quarter ended June 30, 2004.  Royalty payments can fluctuate from quarter to quarter based on uneven demand by end users for our marketed products, Feridex I.V. and GastroMARK, however we expect royalties to generally remain at current levels overall due to the current competitive landscape for our marketed products.

Product Sale Revenue

Product sale revenue for the three-month periods ended June 30, 2005 and 2004 consisted of the following:

	Three-Month Periods Ended June 30,
	2005	2004	$ Change	% Change
Feridex I.V.	$—	$409,023	$(409,023)	-100%
GastroMARK	92,555	272,079	(179,524)	-66%
Total	$92,555	$681,102	$(588,547)	-86%

The decrease in product sale revenue in the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 was primarily the result of the fluctuation of our product sales to our marketing partners based on annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners.  We expect revenue from product sales will continue to fluctuate from quarter to quarter as a result of these factors.

Costs and Expenses

Cost of Product Sales

We incurred costs of $9,067 associated with product sales during the quarter ended June 30, 2005 compared to costs of $84,209 associated with product sales during the quarter ended June 30, 2004.  This constituted approximately 10% and 12% of product sales during the quarters ended June 30, 2005 and 2004, respectively.  Our gross margins are dependent on the mix of customers, prices we charge for our products, product mix, changes in unit volume and production efficiencies.

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

Research and development expenses for the three-month periods ended June 30, 2005 and 2004 consisted of the following:

	Three-Month Periods Ended June 30,
	2005	2004	$ Change	% Change
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy	$1,636,031	$655,168	$980,863	150%
Ferumoxytol in MRI	69,172	36,959	32,213	87%
Combidex	143,750	53,998	89,752	166%
Other external costs	77,876	—	77,876	—
Total	$1,926,829	$746,125	$1,180,704	158%
Internal Research and Development Expenses	1,273,272	969,604	303,668	31%
Total Research and Development Expenses	$3,200,101	$1,715,729	$1,484,372	87%

The increase in total research and development expenditures incurred in the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 was attributable to increased external costs of $1,180,704 and increased internal costs of $303,668.  The increase in both external and internal costs is due largely to increased expenditures associated with the clinical development program for ferumoxytol in iron replacement therapy.  We expect quarter-over-quarter research and development expenses to increase over the next four quarters and to remain at high levels for at least the next six to eight quarters as a result of increased patient enrollment costs and fees associated with our third party contract research and development service providers in connection with our Phase III clinical trials for ferumoxytol in iron replacement therapy.  However, research and development expenses can vary from quarter to quarter based upon the pace of patient enrollment in our Phase III clinical studies.

In the third fiscal quarter of 2004, we commenced Phase III clinical trials of ferumoxytol for use in iron replacement therapy, and we are continuing exploratory Phase II clinical trials of ferumoxytol for use in MRI.  In August 2005, we announced our plan to revise the Phase III development program for ferumoxytol in IV iron replacement therapy to include a new primary efficacy analysis based on discussions that took place during a recent meeting with the FDA.  The revised efficacy analysis is consistent with the analysis upon which a recent approval of another IV iron product was based.  The proposed modifications to the Phase III program will result in additional patients being enrolled in the ferumoxytol CKD efficacy studies and will involve the re-design of the hemodialysis protocol currently under way.  In addition, we announced that we plan to add additional patients to our large-scale safety study in order to provide a more robust safety database for the NDA.  We currently project an increase of approximately $5 to $7 million to the total budget for the ferumoxytol Phase III development program based on the proposed revisions to the Phase III development program for ferumoxytol as an iron replacement therapeutic.  In addition, based on the currently planned revisions to the ferumoxytol development program, we now plan to submit an NDA for ferumoxytol to the FDA in mid calendar year 2007.

Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of ferumoxytol.  Since the end of fiscal 2000 and through the quarter ended June 30, 2005, we incurred aggregate external research and development expenses of approximately $9,516,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol.

In addition to our internal research and development costs, we currently estimate the total future cost of external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic, including costs related to ongoing and future clinical trial activities, to range from approximately $15 to $17 million over approximately the next 18 to 24 months.  These external costs could increase, however, if we experience further delays in our clinical development program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third party contract research and development service providers or deficiencies in the design or oversight by us of these studies, or if we experience a delay in the submission of our NDA to the FDA for ferumoxytol in iron replacement therapy.  Any such delay would also delay the commercialization of ferumoxytol as an iron replacement therapeutic.  Since we have not yet determined which clinical indications we may seek for the development of ferumoxytol in MRI, if any, we cannot make a specific dollar estimate of the projected external efforts necessary to complete development for ferumoxytol in MRI.

We incurred aggregate internal and external research and development expenses of approximately $13,500,000, through the end of fiscal 2000, in connection with the development of Combidex.  Since fiscal 2000, we have incurred additional external research and development expenses of approximately $1,127,600, as well as additional internal research and development costs related to our efforts to obtain FDA approval for Combidex.  Until next steps in the regulatory process for approval of Combidex are determined, we cannot predict with certainty the timing or costs of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all.

Since completion of our research and development projects requires regulatory approvals that are out of our control and subject to the delays and other uncertainties identified below in the section entitled “Certain Factors That May Affect Future Results,” and elsewhere in our periodic filings with the SEC, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, we cannot estimate the anticipated completion date of each of our major research and development projects or the period in which material net cash inflows from such projects could be expected to commence, if at all.  Furthermore, due to the risks and uncertainties inherent in our business including, but not limited to, those risks and uncertainties associated with clinical trials, the receipt of regulatory approval and our ability to raise additional capital, if necessary, we may not be able to complete our research and development projects or complete them in a timely fashion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three-month periods ended June 30, 2005 and 2004 consisted of the following:

	Three-Month Periods Ended June 30,
	2005	2004	$ Change	% Change
Wages, payroll taxes and benefits	$345,986	$263,201	$82,785	31%
Professional and consulting fees	77,809	72,909	4,900	7%
Facilities and other	124,099	167,872	(43,773)	-26%
Total	$547,894	$503,982	$43,912	9%

The increase in selling, general and administrative costs in the quarter ended June 30, 2005, as compared to the same quarter in the prior fiscal year, was primarily due to increased wage and benefits expenses as compared with the quarter ended June 30, 2004 associated with an increase in the number of employees combined with wage increases.  We expect wage and benefit costs included in selling, general and administrative expenses to continue to remain at this level for the remainder of fiscal year 2005.

Other Income

Other income for the three-month periods ended June 30, 2005 and 2004 consisted of the following:

	Three-Month Periods Ended June 30,
	2005	2004	$ Change	% Change
Interest income	$145,179	$126,246	$18,933	15%
Amortization of premiums on purchased investments	(44,210)	(73,805)	29,595	40%
Total Other Income	$100,969	$52,441	$48,528	93%

The increase in other income in the quarter ended June 30, 2005, as compared to the same quarter in the prior fiscal year, was attributable in part to decreased amortization expense of purchase premiums during the quarter ended June 30, 2005 associated with the January 31, 2005 maturity of a $4,935,000 U.S. Treasury Note which was previously purchased at an amount in excess of face value.  In addition, the higher level of interest income earned in the quarter ended June 30, 2005 was primarily due to the investment of the net proceeds from our June 2005 financing in interest-bearing investments.

Income Taxes

We had no annualized income tax provision for the quarter ended June 30, 2005 or for the quarter ended June 30, 2004, as we incurred a loss in each of those fiscal periods.  Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of June 30, 2005 and 2004 against these assets.

Net Loss

For the reasons stated above, there was a net loss of ($3,253,132), or ($0.38) per basic and diluted share, for the quarter ended June 30, 2005 compared to a net loss of ($777,687), or ($0.10) per basic and diluted share, for the quarter ended June 30, 2004.

Results of Operations for the Nine-Month Period Ended June 30, 2005 as Compared to the Nine-Month Period Ended June 30, 2004

Revenues

Total revenues for the nine-month period ended June 30, 2005 were $2,037,716 compared to $2,872,286 for the nine-month period ended June 30, 2004.  The decrease in revenues was primarily the result of a decrease in the recognition of deferred license fee revenue from a licensing and marketing agreement covering Combidex.  Three companies were responsible for approximately 91% of our revenue during the nine-month period ended June 30, 2005.  Berlex represented approximately 46% of our revenue, Guerbet represented approximately 21% of our revenue, and Cytogen represented approximately 24% of our revenue in the nine-month period ended June 30, 2005.  The majority of our revenue for the nine-month periods ended June 30, 2005 and 2004, including all of the Cytogen revenue, constituted recognition of deferred revenue.  Our revenues for the nine-month periods ended June 30, 2005 and 2004 consisted of the following:

	Nine-Month Periods Ended June 30,
	2005	2004	$ Change	% Change
Revenues:
License fees	$1,043,317	$1,933,478	$(890,161)	-46%
Royalties	192,544	170,000	22,544	13%
Product sales	801,855	768,808	33,047	4%
Total revenues	$2,037,716	$2,872,286	$(834,570)	-29%

License Fee Revenue

License fee revenue for each of the nine-month periods ended June 30, 2005 and June 30, 2004 consisted of deferred license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and deferred license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

Total license fee revenue for the nine-month periods ended June 30, 2005 and June 30, 2004 was recognized as follows:

	Nine-Month Periods Ended June 30,
	2005	2004	$ Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$490,000	$1,380,161	$(890,161)	-64%
Deferred license fee revenue recognized in connection with the Berlex agreement	553,317	553,317	—	—
Total	$1,043,317	$1,933,478	$(890,161)	-46%

We increased our projected future research and development expenses associated with the Cytogen agreement, as of June 30, 2005, based upon our most recent estimate of the cost of future efforts that might be required to obtain approval of Combidex, as compared to the estimate of such costs as of June 30, 2004.  As a result, our revenue associated with this agreement decreased as compared with the nine-month period ended June 30, 2004.  This decrease was partially offset by an increase in expenses related to the Cytogen agreement incurred in the nine-month period ended June 30, 2005 as compared to expenses incurred in the nine-month period ended June 30, 2004.  This increase was the result of a higher level of both internal and external costs associated with our preparation for and participation in the March 2005 ODAC meeting regarding Combidex.

Royalty Revenue

Royalties increased $22,544, or 13%, to $192,544 for the nine-month period ended June 30, 2005, compared with royalties of $170,000 for the nine-month period ended June 30, 2004.  The increase in royalties in the nine-month period ended June 30, 2005 as compared to the nine-month period ended June 30, 2004 was primarily associated with an increase in sales of GastroMARK by one of our marketing partners.

Product Sale Revenue

Product sale revenue for the nine-month periods ended June 30, 2005 and 2004 consisted of the following:

	Nine-Month Periods Ended June 30,
	2005	2004	$ Change	% Change
Feridex I.V.	$379,678	$432,443	$(52,765)	-12%
GastroMARK	379,914	336,365	43,549	13%
Combidex	42,263	—	42,263	—
Total	$801,855	$768,808	$33,047	4%

The increase in product sale revenue in the nine-month period ended June 30, 2005 as compared to the nine-month period ended June 30, 2004 was primarily the result of the fluctuation of our product sales to our marketing partners based on annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners.  We expect revenue from product sales will continue to fluctuate from period to period as a result of these factors.  Other product sales in the nine-month period ended June 30, 2005 included the sale of bulk Combidex to one of our foreign marketing partners for research and development purposes.

Costs and Expenses

Cost of Product Sales

We incurred costs of $158,196 associated with product sales during the nine-month period ended June 30, 2005 compared to costs of $117,015 associated with product sales during the nine-month period ended June 30, 2004.  This constituted approximately 20% and 15% of product sales during the nine-month period ended June 30, 2005 and 2004, respectively.  Our gross margins are dependent on the mix of customers, prices we charge for our products, product mix, changes in unit volume and production efficiencies.

Research and Development Expenses

Research and development expenses for the nine-month periods ended June 30, 2005 and 2004 consisted of the following:

	Nine-Month Periods Ended June 30,
	2005	2004	$ Change	% Change
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy	$4,645,647	$834,226	$3,811,421	457%
Ferumoxytol in MRI	79,215	103,980	(24,765)	-24%
Combidex	519,914	68,252	451,662	662%
Other external costs	153,091	—	153,091	—
Total	$5,397,867	$1,006,458	$4,391,409	436%

Internal Research and Development Expenses	3,379,363	2,642,817	736,546	28%

Total Research and Development Expenses	$8,777,230	$3,649,275	$5,127,955	141%

The increase in total research and development expenditures incurred in the nine-month period ended June 30, 2005 as compared to the nine-month period ended June 30, 2004 was attributable to increased external costs of $4,391,409 and increased internal costs of $736,546.  The increase in both external and internal costs is due largely to increased expenditures associated with the clinical development program for ferumoxytol in iron replacement therapy.  In addition, there was an increase of $451,662 for Combidex-related external costs in the nine-month period ended June 30, 2005 compared to the same period in fiscal year 2004, a portion of which was attributable to our preparation for, and participation in, the March 2005 ODAC meeting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine-month periods ended June 30, 2005 and 2004 consisted of the following:

	Nine-Month Periods Ended June 30,
	2005	2004	$ Change	% Change
Wages, payroll taxes and benefits	$1,005,864	$748,726	$257,138	34%
Professional and consulting fees	799,276	266,433	532,843	200%
Facilities and other	667,958	487,595	180,363	37%
Total	$2,473,098	$1,502,754	$970,344	65%

The increase in selling, general and administrative costs in the nine-month period ended June 30, 2005, as compared to the same nine-month period in the prior fiscal year, was primarily due to increased professional fees related to consultants hired to assist with our efforts to implement the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and to our evaluation of various strategic opportunities.  We also incurred increased professional fees and higher wage and benefit expenses associated with an increase in the number of employees combined with wage increases, as compared with the nine-month period ended June 30, 2004.

Other Income

Other income for the nine-month periods ended June 30, 2005 and 2004 consisted of the following:

	Nine-Month Periods Ended June 30,
	2005	2004	$ Change	% Change
Interest income	$373,277	$275,414	$97,863	36%
Amortization of premiums on purchased investments	(140,548)	(163,044)	22,496	14%
Total Other Income	$232,729	$112,370	$120,359	107%

The increase in interest income in the nine-month period ended June 30, 2005, as compared to the same period in the prior fiscal year, was attributable in part to funds being invested in higher interest-bearing investments, mainly U.S. Treasury Notes, coupled with additional interest income associated with the investment of the net proceeds from our June 2005 financing in interest-bearing investments.  The decrease in amortization expense of premiums on purchased investments during the nine-month period ended June 30, 2005 is associated with the January 31, 2005 maturity of a $4,935,000 U.S. Treasury Note which was previously purchased at an amount in excess of face value.

Income Taxes

We had no annualized income tax provision for the nine-month periods ended June 30, 2005 and June 30, 2004, as we incurred a loss in each of those periods.  Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of June 30, 2005 and June 30, 2004 against these assets.

Net Loss

For the reasons stated above, there was a net loss of ($9,138,079), or ($1.11) per basic and diluted share, for the nine-month period ended June 30, 2005 compared to a net loss of ($2,284,388), or ($0.29) per basic and diluted share for the nine-month period ended June 30, 2004.

Liquidity and Capital Resources

Since our inception in 1981, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities, and the sale of our equity securities.  Both our near- and long-term capital requirements will depend on many factors, including, but not limited to, the following:

•                  the progress of, and our ability to successfully complete, clinical trials for ferumoxytol as an iron replacement therapeutic in a timely and cost-effective manner;

•                  our ability to establish additional development and marketing arrangements or to enter into alternative strategic relationships;

•                  our ability to successfully obtain regulatory approvals for our products, including our ability to satisfy the conditions specified by the FDA for approval of Combidex;

•                  the magnitude of our development programs for ferumoxytol;

•                  the magnitude of product sales and royalties;

•                  our ability to successfully scale-up our manufacturing capabilities;

•                  the costs involved in filing, prosecuting and enforcing patent claims; and

•                  our ability to raise additional capital on terms and within a timeframe acceptable to us, if necessary.

Since the beginning of fiscal 2004, we have invested in U.S. Treasury Notes and U.S. Treasury Bills.  As of June 30, 2005, the maturities of these investments ranged from less than one month to less than eight months.  In addition, we maintained most of the balance of our surplus cash in money market mutual funds which are classified as cash equivalents.  A significant decline in value of these money market mutual funds would result in a substantial reduction in our total assets and cash available for daily operations.  We have limited insurance protection for our money market accounts available through the Securities Investor Protection Corporation.

Cash and cash equivalents (which consist of cash on hand, money market funds and U.S. Treasury Bills having an original maturity of less than three months), short-term investments and long-term investments consisted of the following:

	June 30,	September 30,
	2005	2004	$ Change	% Change
Cash and cash equivalents	$22,228,869	$9,391,363	$12,837,506	137%
Short-term investments	4,587,445	4,942,915	(355,470)	-7%
Subtotal	26,816,314	14,334,278	12,482,036	87%

Long-term investment	—	4,768,159	(4,768,159)	-100%
Total cash, cash equivalents and investments	$26,816,314	$19,102,437	$7,713,877	40%

The increase in cash and cash equivalents during the nine-month period ended June 30, 2005 is primarily the result of our June 2005 issuance of an aggregate of 1,799,995 shares of our common stock and warrants to purchase an aggregate of 359,999 shares of our common stock in registered direct sales of common stock and warrant units to certain investors, which resulted in gross proceeds of approximately $17.1 million and net proceeds of approximately $16.7 million to us after payment of all related expenses.  The securities were issued pursuant to our existing shelf registration statement on Form S-3.  In addition, proceeds from the issuance of our common stock, as a result of both the cash exercise of stock options and shares issued pursuant to the Employee Stock Purchase Plan, during the nine-month periods ended June 30, 2005 and 2004, were $527,699 and $191,694, respectively.  As of June 30, 2005, we believe that our cash, cash equivalents, and short-term investments, combined with cash we currently expect to receive from other sources, will be sufficient to satisfy our future cash flow needs for at least the next twelve months.  In order to fund our longer-term cash flow needs, if necessary, we will consider from time to time various financing alternatives, including possible future strategic partnerships or additional equity or debt financing.  These financing arrangements may not be available to us on terms or within a timeframe acceptable to us, if at all.

On October 12, 2004, we filed a shelf registration statement on Form S-3 with the SEC, which was amended on December 16, 2004.  Under this registration statement, which was declared effective by the SEC on December 21, 2004, we may offer and sell, from time to time, up to $50 million of common stock, preferred stock and warrants.  As described above, we offered and sold an aggregate of approximately $17.1 million of common stock and warrants in June 2005.  As a result, we may offer and sell up to an additional $32.9 million of common stock, preferred stock and warrants under the shelf registration statement going forward, so long as we remain eligible to use Form S-3 in accordance with SEC rules.  The proceeds from the June 2005 financing have been invested in U.S. Treasury Bills and money market funds and will be used to fund our clinical development programs, including our continued development of ferumoxytol as an iron replacement therapeutic, and for general working capital purposes.  Unless otherwise described in a prospectus supplement, we expect to use the net proceeds from any sale of the offered securities for general corporate purposes, which may include, but are not limited to, working capital, ongoing research and development activities, and capital expenditures.  Pending any specific utilization, the proceeds from any sale of offered securities may be invested in a manner designed to ensure levels of liquidity which correspond to our current and foreseeable cash needs.  Such investments may include, but not be limited to, short-term investments, including government bonds, or other interest-bearing investments.  There is no assurance that we will be able to sell additional securities pursuant to the registration statement on acceptable terms and within a timeframe acceptable to us, if at all.  This Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.  The offering of the securities will be made only by means of a prospectus.

Net cash used in operating activities was $8,959,286 in the nine-month period ended June 30, 2005 compared to net cash used in operating activities of $3,658,721 in the nine-month period ended June 30, 2004.  Cash received during the nine-month period ended June 30, 2005 included $904,470 primarily from product sales to our marketing partners, $242,119 from royalties and $316,089 from interest income associated with our investments in various U.S. Treasury Notes, U.S. Treasury Bills and money market funds.  Cash used in operating activities during the nine-month period ended June 30, 2005 included $10,421,964 paid to suppliers and employees primarily in connection with our operating and research and development activities.  Cash received from sales to our marketing partners increased as a result of increased cash collections associated with an increase in product sales in the nine-month period ended June 30, 2005 as compared to the same period in the prior fiscal year, combined with a large trade accounts receivable balance outstanding as of June 30, 2004.  Cash received from interest income decreased in the nine-month period ended June 30, 2005 as compared to the same period in the prior fiscal year as a result of the utilization of cash during the nine-month period ended June 30, 2005 to fund ongoing research, development and operational activities; this decrease was partially offset by our investment in higher interest-bearing investments and the investment of the net proceeds from our June 2005 financings.  The increase in cash paid to suppliers and employees in the nine-month period ended June 30, 2005, as compared to the same period last year, was principally due to cash outlays for increased regulatory fees, professional fees, wage and benefits costs, insurance premium payments, manufacturing supplies, and fees paid to third-party contract research and development service providers associated with our ongoing clinical trial activities.  We anticipate cash used in operating activities over the next four quarters will increase and will remain at high levels for the next six to eight quarters based on continued research and development expenses related to the conduct of Phase III clinical trials for ferumoxytol in iron replacement therapy.

We expect to continue to incur research and development expenses, including costs related to ongoing and future clinical studies, in order to commercialize our product candidates based on our core superparamagnetic iron oxide nanoparticle technology, including ferumoxytol as an iron replacement therapeutic and as an MRI contrast agent.  We expect quarter-over-quarter research and development expenses to increase over the next four quarters and to remain at high levels for at least the next six to eight quarters as a result of increased patient enrollment costs and fees associated with our third party contract research and development service providers in connection with our Phase III clinical trials for ferumoxytol in iron replacement therapy.

In addition to our internal research and development costs, we currently estimate that the future cost of the external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic will be in the range of approximately $15 to $17 million over approximately the next 18 to 24 months.  These external costs could increase, however, if we experience significant delays in our clinical program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third party contract research and development service providers, or deficiencies in the design or oversight by us of these studies, or if we experience a delay in the submission of our NDA for ferumoxytol in iron replacement therapy.  Any such delay would also delay the commercialization of ferumoxytol as an iron replacement therapeutic.  As a result of modifications to the Phase III development program based on recent discussions with the FDA, we currently plan to submit the NDA for ferumoxytol to the FDA in mid calendar year 2007.  This submission could be further delayed, however, if we experience delays in any one of our Phase III clinical trials in iron replacement therapy.  Since we have not yet determined which clinical indications we may seek for the development of ferumoxytol in MRI, we cannot make a specific dollar estimate of the projected external efforts necessary to complete development for ferumoxytol in MRI.  Also, until we determine next steps in the regulatory process for Combidex, we cannot predict the timing or costs of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all.

Although we have entered into strategic relationships in the past which provided for non-refundable license fees and milestone payments while we were developing our products, we may choose not to do so or may not be able to secure similar arrangements or alternative strategic relationships in the future on terms that are acceptable to us.

Cash provided by investing activities was $4,584,035 in the nine-month period ended June 30, 2005 compared with cash used in investing activities of $13,526,992 in the nine-month period ended June 30, 2004.  In the nine-month period ended June 30, 2005, a portion of the $9,839,237 of proceeds from two maturing U.S. Treasury Notes were reinvested in a short-term U.S. Treasury Bill. Cash used in investing activities in the nine-month period ended June 30, 2004 included $17,864,166 used to purchase U.S. Treasury Notes (from the proceeds of maturing investments) and $167,158 in capital expenditures, partially offset by the receipt of $761,747 relative to a short-term asset which represented the cash value of a split-dollar life insurance policy on our Chief Executive Officer that was terminated at the end of fiscal year 2003.  Capital expenditures of $350,965 and $167,158 in the nine-month periods ended June 30, 2005 and 2004, respectively, related to the continuation of our efforts to upgrade laboratory, production and computer equipment. Capital expenditures in the nine-month period ended June 30, 2005 included equipment associated with our manufacturing scale-up of ferumoxytol.

Cash provided by financing activities amounted to $17,212,757 in the first nine months of fiscal year 2005, primarily the result of our June 2005 issuance of an aggregate of 1,799,995 shares of our common stock and warrants to purchase an aggregate of 359,999 shares of our common stock in registered direct sales of common stock and warrant units to certain investors, which resulted in net proceeds of approximately $16.7 million to us after payment of all related expenses.  In addition, proceeds from the issuance of our common stock, as a result of both the cash exercise of stock options and shares issued pursuant to the Employee Stock Purchase Plan, during the nine-month periods ended June 30, 2005 and 2004, was $527,699 and $191,694, respectively.

Recent Developments

In July 2005 we entered into a one-year consulting agreement with Dr. Brian J.G. Pereira, one of our directors.  Under the terms of the consulting agreement, Dr. Pereira will provide advice and consultation to us in the areas of business development, product marketing, medical affairs, Data Safety Monitoring Board and Scientific Advisory Board recruitment, and such other areas as we may request from time to time.  The term of the consulting agreement may be extended for additional periods with the written consent of each party.  As compensation for his consulting services, Dr. Pereira received a grant of options to purchase 60,000 shares of our common stock at an exercise price of $10.80 per share.  The options were exercisable with respect to 5,000 shares immediately, and at the beginning of each calendar month following the date of grant, beginning with August 1, 2005, 5,000 additional shares will vest, such that by June 1, 2006 all shares will be fully vested and exercisable.  We expect to record a non-cash accounting charge as an expense each quarter over a one year period in an amount approximating the fair value of the foregoing options, commencing with the fourth quarter of fiscal year 2005.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, also known as the FASB, issued a revision to SFAS 123 “Share-Based Payment,” also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain nonemployee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123R, together with guidance included in Staff Accounting Bulletin No. 107, also known as SAB 107, issued by the SEC on March 29, 2005, eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method.  SFAS 123R applies to awards that are granted, modified, or settled in periods beginning after its applicable effective date.  In April 2005, the SEC issued a release amending the effective date of SFAS 123R for each registrant to the start of the registrant’s first fiscal year beginning after June 15, 2005.  SFAS 123R allows for three alternative transition methods.  We intend to adopt the prospective application method.  We currently intend to adopt SFAS 123R and SAB 107 in the first quarter of fiscal 2006.  Our adoption of SFAS 123R will cause us to record a noncash accounting charge as an expense each quarter in an amount approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R.  As of June 30, 2005, we had approximately 341,375 stock options outstanding which had not yet become vested.  The amount of such charge has not been determined.

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

In May 2005, the FASB Emerging Issues Task Force or EITF issued EITF No. 00-19-1 “Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation”.  This pronouncement clarifies existing accounting guidance relative to freestanding financial instruments originally issued as employee compensation.  EITF No. 00-19-1 becomes effective concurrent with the effective date of SFAS 123R.  We believe the adoption of this pronouncement will not have a material impact on our results of operations or financial condition.

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

Our ability to complete our clinical trials for ferumoxytol in iron replacement therapy in a timely and cost-effective manner is also subject to a number of uncertainties, many of which are out of our control.  For example, the completion rate of our clinical trials depends, in large part, on patient enrollment.  We rely on third-party clinical trial sites to find suitable patients for our clinical trial programs for ferumoxytol in iron replacement therapy.  If these third parties do not find suitable patients in the timeframe for which we have planned, we will not be able to complete our clinical trials according to our expected schedule. Any such delays would significantly impair or delay our ability to generate future revenues from product sales of ferumoxytol in iron replacement therapy.  In addition, clinical trials are often conducted with patients in the most advanced stages of disease.  During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to the investigational product being tested, but which can nevertheless adversely affect clinical trial results for ferumoxytol in iron replacement therapy or approvals by the U.S. Food and Drug Administration, also known as the FDA.  Any unexpected results from our clinical sites for ferumoxytol in iron replacement therapy could hinder our ability to complete our Phase III studies in a timely manner, if at all.  Any such delays, among others, could result in an increase in development costs for ferumoxytol in iron replacement therapy, a delay in making regulatory submissions, and a delay in the commercialization of our iron replacement therapy product.

Clinical testing of pharmaceutical products is itself subject to approvals by various governmental regulatory authorities.  We conduct our Phase III clinical trials for ferumoxytol in iron replacement therapy in accordance with specific protocols, which are filed with the FDA or other relevant authorities.  We may not be permitted by regulatory authorities to continue these clinical trials, or we may be required to revise our protocols during the course of these clinical trials, if such protocols are not approved or if the FDA determines that there are flaws in the design of the protocols or the trials during the course of the studies.  For example, in August 2005 we announced our plan to revise the Phase III development program for ferumoxytol in IV iron replacement therapy to include a new primary efficacy analysis based on discussions that took place during a recent meeting with the FDA.  The revised efficacy analysis is consistent with the analysis upon which a recent approval of another IV iron product was based.  The proposed modifications to the Phase III program will result in additional patients being enrolled in the ferumoxytol chronic kidney disease, or CKD, efficacy studies and will involve the re-design of the hemodialysis protocol currently under way.  In addition, we announced that we plan to add additional patients to our large-scale safety study in order to provide a more robust safety database for the New Drug Application, or NDA.  Based on the currently planned revisions to the ferumoxytol development program, we now plan to submit an NDA for ferumoxytol to the FDA in mid calendar year 2007.  Any deficiency in the design or oversight of our Phase III clinical studies by us could further delay or prevent us from obtaining regulatory approval and could significantly increase the costs of such clinical trials and negatively affect our future prospects and stock price.  We may also be required to demonstrate that ferumoxytol in iron replacement therapy represents an improved form of treatment over existing therapies in order to receive regulatory approval and we may be unable to do so without conducting further clinical studies, if at all.  If, upon completion of our current Phase III clinical trial program, the FDA requires us to perform additional studies, we could incur significant additional costs and experience significant delays in our efforts to obtain regulatory approval for ferumoxytol in iron replacement therapy.  Any such requirement could also result in delays in, or the prevention of, our ability to make regulatory submissions and delays in, or the prevention of, the commercialization of our products.  Any such delays would significantly impair or delay our ability to generate future revenues from product sales of ferumoxytol in iron replacement therapy.

In addition, if we are unable to fund any of our clinical studies or complete the regulatory review and approval process for ferumoxytol in iron replacement therapy with our existing cash and cash generated from operations, we will need to seek other sources of financing or alternative strategic arrangements which may not be available on acceptable terms or on an acceptable timeframe, if at all.  If we are unable to obtain such alternate financing on terms acceptable to us or within a timeframe acceptable to us, or to enter into other strategic arrangements, we may be forced to curtail our development activities with respect to ferumoxytol in iron replacement therapy.

As a result of these and other risks and uncertainties, our development program for ferumoxytol in iron replacement therapy may not be completed successfully.  Any delays or failures in the development of ferumoxytol in iron replacement therapy will delay or prevent generation of revenue from such product candidate, will negatively impact our ability to generate positive cash flow and become profitable.

The successful completion of our clinical trials for ferumoxytol in iron replacement therapy depends, in part, on the performance of third-party contract research and development service providers.

We rely on third-party contract research organizations for a variety of activities in our iron replacement therapy development program, including monitoring of our clinical sites, collection and analysis of data, drafting study reports and assisting in regulatory submissions.  We also rely on third-party service providers in our iron therapy replacement development program for clinical laboratory testing and randomization of clinical trial subjects.  In addition to our internal research and development costs, we currently estimate that the future cost of the external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic will be in the range of approximately $15 to $17 million over approximately the next 18 to 24 months.  These external costs could increase, however, if we experience significant delays in our clinical development program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third-party contract research and development service providers or any deficiencies in the design or oversight of these studies by us.  In addition, if any of these third-party contract research and development service providers should fail to perform or should perform inadequately or in violation of current Good Clinical Practices, our regulatory submissions could be delayed or the data in support of such submissions tainted, which could negatively impact the timing or possibility of obtaining regulatory approval for ferumoxytol in iron replacement therapy.  Such delays could also result in increased costs associated with our iron replacement therapy development program.  Any delay in, or failure to obtain regulatory approval of, ferumoxytol in iron replacement therapy in a timely manner would significantly impair or delay our ability to generate future revenues from product sales.

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

Exploratory Phase II clinical trials of ferumoxytol for use as a contrast agent in magnetic resonance imaging, also known as MRI, are currently ongoing.  Before applying for FDA approval to market ferumoxytol as a contrast agent, we need to first successfully complete our Phase II program for ferumoxytol as a contrast agent in MRI.  We then need to determine an appropriate indication for ferumoxytol in MRI, develop a regulatory strategy for its approval, and conduct and complete large-scale Phase III human clinical trials that demonstrate the safety and efficacy of ferumoxytol as a contrast agent to the satisfaction of the FDA and other regulatory authorities.  These clinical trials, and the support from third-party contract research and development service providers necessary for us to conduct them, will entail the expenditure of significant corporate resources, both financial and managerial.  We do not currently possess the financial or human resources necessary to conduct Phase III clinical trials for ferumoxytol as a contrast agent in MRI.  Therefore, we may not be able to successfully complete these clinical trials for ferumoxytol as a contrast agent or, if completed, we may not obtain the desired results or, even if we do, we may not be able to obtain regulatory approval or obtain regulatory approval of the desired scope.

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

In June 2000, we received an approvable letter, subject to certain conditions, for Combidex®, our investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with MRI to aid in the differentiation of cancerous from normal lymph nodes.  In September 2004, we submitted a complete response to the approvable letter, which was accepted by the FDA, and assigned a user fee goal date of March 30, 2005.  On March 3, 2005, the FDA’s Oncologic Drugs Advisory Committee voted to not recommend approval of the proposed broad indication for Combidex.  Subsequently, in March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions.  We have formally requested a meeting with the FDA to discuss next steps in the regulatory process for Combidex, and the FDA requested a meeting agenda and discussion questions prior to scheduling such a meeting.  We are in the process of preparing an information package for the FDA in response to its request.  Until next steps in the regulatory process are determined, we cannot predict with certainty the timing or costs of the efforts that would be necessary to satisfy the conditions specified for approval of Combidex in the approvable letter, or our ability to complete those efforts in a timely or cost-effective manner, if at all.  Although we have received an approvable letter from the FDA, final approval of Combidex remains subject to the satisfaction of certain conditions imposed by the FDA and final labeling must be resolved.  We may be unable to address the conditions imposed in the approvable letter to the satisfaction of the FDA or we may be unable to satisfy these conditions in a timely manner and/or without the expenditure of significant additional resources, both financial and managerial.  If we are unable to successfully address the concerns of the FDA in a timely manner, the NDA for Combidex may not be approved, or, if approved, may be approved for a limited or truncated indication.  If we are unable to obtain approval or are unable to obtain approval for our requested indication or if the FDA requires labeling that imposes limitations on the use of Combidex, our partners’ ability to market the product to the medical community may be prevented or hindered.  Any failure to successfully market and sell Combidex or any delay in these efforts, would reduce the amount of cash generated from operations available to fund research and development or other activities.  We may not be able to replenish our cash needs by seeking financing alternatives or otherwise.

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

• the magnitude of the non-cash accounting charge we will record as an expense in a given period following our adoption of Statement of Financial Accounting Standards Number 123R or SFAS 123R; and

• the extent of reimbursement for the cost of our approved products from government health administration authorities, private health insurers and other third-party payors.

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

The market price of our common stock has been, and may continue to be, volatile.  This price has ranged between $6.00 and $24.25 in the fifty-two week period through August 8, 2005.  The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies.  Various factors and events, including announcements by us or our competitors concerning results of regulatory actions, technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, or public concern regarding the safety of products developed by us or others, may have a significant impact on the market price of our common stock.  Thus, as a result of events both within and beyond our control, our stock price could fluctuate significantly or lose value rapidly.  As of August 8, 2005, our shares had an average 90 calendar day trading volume of approximately 20,000 shares.  Bulk sales or substantial purchases of our stock in a short period of time could cause the market price for our shares to decline or fluctuate drastically.

We have a limited number of customers and are dependent on our collaborative relationships.

Our strategy for the development, commercialization and marketing of our product candidates has been to enter into strategic relationships with various corporate partners, licensees and other collaborators.  We rely on a limited number of marketing and distribution partners to market and sell our approved products, Feridex I.V.® and GastroMARK®, both in the United States and in foreign countries, and we depend on these strategic partners for a significant portion of our revenue.  Three companies were responsible for approximately 91% of our revenue during the nine-month period ended June 30, 2005.  Berlex Laboratories, Inc. represented approximately 46% of our revenue, Guerbet represented approximately 21% of our revenue, and Cytogen represented approximately 24% of our revenue in the nine-month period ended June 30, 2005.  The majority of our revenue for the quarter ended June 30, 2005, including all of the Cytogen revenue, constituted recognition of deferred revenue. A decrease in revenue from any of our significant marketing or distribution partners could seriously impair our overall revenues.  In some cases, we have granted exclusive rights to these partners.  If these partners are not successful in marketing our products, or if these partners fail to meet minimum sales requirements or projections, our ability to generate revenue would be substantially harmed.  For example, to date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners.  In addition, we might incur further costs in an attempt to enforce our contractual rights, renegotiate agreements, find new partners or market our own products.  In some cases, we are dependent upon some of our collaborators to manufacture and market our products.  We may not be able to derive any revenues from these arrangements.  If any of our collaborators breaches its agreement with us or otherwise fails to perform, such event could impair our revenue and impose additional costs on us.  In addition, many of our corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with competitors.  Given these and other risks, our current and future collaborative efforts may not be successful.  Failure of these efforts would materially adversely impact our ability to generate revenue from product sales, thereby decreasing the amount of cash from operations available to support our development efforts for ferumoxytol as an iron therapeutic and as a contrast agent for MRI.

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

We have two products, Feridex I.V. and GastroMARK, currently approved for marketing and sale in the United States and in certain foreign jurisdictions.  Our only other products currently under development, Combidex and ferumoxytol as an iron replacement therapeutic and as a contrast agent in MRI, are not yet approved for marketing or sale in the United States or in any other country.  Sales of Feridex I.V. and GastroMARK by our marketing partners have been at relatively low levels in recent years, and we expect sales of Feridex I.V. and GastroMARK will remain at current low levels overall.  We may not be able to obtain regulatory approval for Combidex or ferumoxytol as an iron replacement therapeutic or as a contrast agent in MRI in the United States or in any other country.  Even if approved, Combidex and ferumoxytol, in both iron replacement therapy and MRI, may fail to achieve market acceptance.  In this event, we do not currently have an alternative source of revenue or profits, other than Feridex I.V. and GastroMARK.  Any failure by us to obtain approval of Combidex or ferumoxytol in iron replacement therapy or as a contrast agent in MRI will have a material adverse impact on our ability to generate additional revenues, our ability to achieve profitability, and on the future prospects for our business.

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

We have expended and will continue to expend substantial funds to complete the research, development, clinical trials, regulatory approvals and other activities necessary to achieve final commercialization of our product candidates, Combidex and ferumoxytol as an iron replacement therapeutic and as a contrast agent in MRI.  In particular, we anticipate that the high levels of expenditures related to our research and development activities will continue due to the conduct of Phase III clinical studies for ferumoxytol in iron replacement therapy and that our cash-burn rate will continue to increase in the near term.  Our near- and long-term capital requirements will also depend on additional factors, including, but not limited to, the progress of, and our ability to successfully complete, our clinical trials for ferumoxytol in iron replacement therapy in a timely and cost-effective manner; our ability to establish additional development and/or marketing arrangements, to enter into alternative strategic relationships and/or to raise additional capital, if necessary, on terms and within a timeframe acceptable to us, if at all; the costs we may incur, if any, to satisfy the conditions specified by the FDA for approval of Combidex; and the magnitude of product sales and royalties for our marketed products.  We estimate that our existing cash resources, combined with cash we currently expect to receive from other sources, will be sufficient to finance our operations for at least the next twelve months.  Thereafter, we may require additional funds or need to establish alternative strategic arrangements to continue our research and development activities, including our iron replacement therapy development program, to conduct future clinical trials for ferumoxytol in new indications, to expand our commercial-scale manufacturing capabilities and to market and sell our products. We may seek needed funding through arrangements with collaborative partners or through public or private equity or debt financings.  We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.  Any additional equity financings or alternative strategic arrangements could be dilutive to our stockholders.  In addition, the terms of any debt financing could greatly restrict our ability to raise additional capital and may provide rights and preferences to the investors in any such financing which are not available to current stockholders.

Our success depends on our ability to attract and retain key employees.

Because of the specialized nature of our business, we are highly reliant on our executive officers, senior scientists, clinical staff, and manufacturing and quality control personnel, including our Chief Executive Officer, Jerome Goldstein.  If we are unable to attract and retain qualified scientific and technical personnel for the development activities conducted or sponsored by us, including our Phase III clinical trials for ferumoxytol in iron replacement therapy, or we fail to hire qualified people or lose the services of our key personnel, our product development efforts could be delayed or curtailed.  If we fail to attract and retain key members of our manufacturing or quality control departments, our ability to manufacture our products, or to manufacture our products in a timely and cost-effective manner, could be hindered and our product sales and development efforts delayed.  Furthermore, our possible expansion into areas and activities requiring additional expertise, such as late-stage clinical development and marketing and sales, may require the addition of new management personnel or the development of additional expertise by existing management personnel, which would increase our projected research and development costs and accelerate our need for additional financing.  There is intense competition for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business.  The failure to attract and retain such personnel or to develop such expertise could impose significant limits on our business operations and hinder our ability to successfully and efficiently complete our development projects.

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

To date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners and these products have not achieved broad market acceptance.  Feridex I.V. and GastroMARK, approved in 1996 and 1997, respectively, represented an alternative technology platform for physicians to adopt in MRI.  Feridex I.V. sales have decreased from their peak based on changes in MRI technology and competition in the market, and we expect product sales of Feridex I.V. to remain at current low levels overall.  Combidex, if approved, will represent a shift in the diagnostic process that physicians could use to stage and monitor cancer patients that may not be adopted by physicians.  In addition, ferumoxytol, if approved in iron replacement therapy, will represent an alternative to existing products or procedures that might not be adopted by the medical community.  If our approved products or future products are not adopted by physicians, revenues will be delayed or fail to materialize, and our ability to achieve profitability will be significantly adversely effected.

An inability to obtain raw materials and our reliance on sole source suppliers could adversely impact our business.

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

We manufacture bulk Feridex I.V. and GastroMARK, as well as Feridex I.V. finished product, for sale by our marketing partners, and ferumoxytol for use in human clinical trials, in our manufacturing facility.  Pending FDA approval, we intend to manufacture Combidex formulated drug product in bulk at our manufacturing facility as well.  This facility is subject to current Good Manufacturing Practices regulations prescribed by the FDA, also known as cGMP.  We may not be able to continue to operate at commercial scale in compliance with cGMP regulations.  Failure to operate in compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could delay our development efforts and impede product sales due to the unavailability of our products and product candidates.  In addition, we are dependent on contract manufacturers for the final production of Combidex and do not currently have any long-term contracts in place with any third-party manufacturers to conduct this work.  In the event that we are unable to arrange final manufacturing for Combidex, we will not be able to develop and commercialize this product as planned.  Additionally, we may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP regulations and other regulatory requirements.  Furthermore, such manufacturers may not be able to deliver required quantities of product that conform to specifications in a timely manner.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

In the fiscal year ended September 30, 2004, we invested a significant amount of our surplus cash in U.S. Treasury Notes classified as held-to-maturity which are, as a result, recorded at amortized cost.  As of June 30, 2005, one of our investments was classified as held-to-maturity and, as a result, was recorded at amortized cost.  The other investment was recorded as available-for-sale and was marked-to-market during the quarters ended March 31 and June 30, 2005 to reflect a temporary decline in value which was recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.”  As of June 30, 2005, the maturities of these investments ranged from less than one month to less than eight months.  On June 30, 2005 we invested a large portion of the net proceeds from our June 2005 financing and the proceeds of a maturing U. S. Treasury Bill in a four-week U.S. Treasury Bill.  These investments are subject to interest rate risk and will fall in value if market interest rates increase.  However, even if market interest rates for comparable investments were to increase immediately and uniformly by 10% from levels at June 30, 2005, we estimate that the fair value of these investments would decline by an immaterial amount.

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

Item 6.  Exhibits.

(a) List of Exhibits

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

ADVANCED MAGNETICS, INC.

Date:	August 12, 2005	By	/s/ Jerome Goldstein
Jerome Goldstein, Chairman of the Board of Directors, Chief Executive Officer, President, and Treasurer

Date:	August 12, 2005	By	/s/ Michael N. Avallone
Michael N. Avallone, Vice President – Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.