Form 10-Q
period 2005-12-31
ADVANCED MAGNETICS INC
filed 2006-02-13
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At February 10, 2006, 10,007,688 shares of registrant’s common stock (par value $.01 per common share) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2005

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

ADVANCED MAGNETICS, INC.

CONDENSED BALANCE SHEETS

DECEMBER 31, 2005 AND SEPTEMBER 30, 2005

(Unaudited)

	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,719,014	$11,332,088
Short-term investments	12,388,875	12,395,210
Accounts receivable - trade	220,572	—
Inventories	381,160	367,788
Prepaid expenses and interest receivable	676,798	444,255
Total current assets	21,386,419	24,539,341
Property, plant and equipment:
Land	360,000	360,000
Building and improvements	4,738,396	4,723,496
Laboratory equipment	7,290,967	7,290,967
Furniture and fixtures	923,016	910,847
Total property, plant and equipment	13,312,379	13,285,310
Less - accumulated depreciation	(9,601,288)	(9,532,669)
Net property, plant and equipment	3,711,091	3,752,641
Total assets	$25,097,510	$28,291,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$664,482	$886,190
Accrued expenses	1,371,725	1,327,556
Deferred revenue	1,088,078	1,114,183
Total current liabilities	3,124,285	3,327,929
Long-term liabilities:
Deferred revenue	2,387,403	2,584,894
Total liabilities	5,511,688	5,912,823

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share, 15,000,000 shares authorized; 9,910,229 shares issued and outstanding at December 31, 2005 and 9,878,354 shares issued and outstanding at September 30, 2005	99,102	98,784
Additional paid-in capital	73,709,803	72,326,602
Accumulated deficit	(54,203,693)	(49,988,961)
Accumulated other comprehensive loss	(19,390)	(57,266)
Total stockholders’ equity	19,585,822	22,379,159
Total liabilities and stockholders’ equity	$25,097,510	$28,291,982

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED

DECEMBER 31, 2005 AND 2004

(Unaudited)

	Three-Month Periods Ended December 31,
	2005	2004
Revenues:
License fees	$223,596	$434,439
Royalties	47,819	67,000
Product sales	392,940	520,825
Total revenues	664,355	1,022,264

Costs and expenses:
Cost of product sales	122,116	94,935
Research and development expenses	3,070,968	2,532,373
Selling, general and administrative expenses	1,860,938	1,006,886
Total costs and expenses	5,054,022	3,634,194

Operating loss	(4,389,667)	(2,611,930)

Other Income:
Interest income	174,935	62,818
Net loss	$(4,214,732)	$(2,549,112)

Loss per share - basic and diluted:	$(0.43)	$(0.32)

Weighted average shares outstanding used to compute loss per share:
Basic and diluted	9,886,262	7,985,382

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE-MONTH PERIODS ENDED

DECEMBER 31, 2005 AND 2004

(Unaudited)

	Three-Month Periods Ended December 31,
	2005	2004

Net loss	$(4,214,732)	$(2,549,112)
Other comprehensive income:
Unrealized gains on securities	37,876	—
Comprehensive loss	$(4,176,856)	$(2,549,112)

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED

DECEMBER 31, 2005 AND 2004

(Unaudited)

	Three-Month Periods Ended December 31,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$402,855	$237,435
Cash paid to suppliers and employees	(4,262,154)	(3,493,967)
Interest received	99,647	112,965
Royalties received	47,819	64,422
Net cash used in operating activities	(3,711,833)	(3,079,145)

Cash flows from investing activities:
Capital expenditures	(27,069)	(132,935)
Net cash used in investing activities	(27,069)	(132,935)

Cash flows from financing activities:
Proceeds from the cash exercise of stock options	125,828	155,782
Net cash provided by financing activities	125,828	155,782

Net decrease in cash and cash equivalents	(3,613,074)	(3,056,298)
Cash and cash equivalents at beginning of the period	11,332,088	9,391,363
Cash and cash equivalents at end of the period	$7,719,014	$6,335,065
Supplemental data:
Non-cash financing activities:
Non-cash stock option exercises (via mature shares)	$—	$36,058

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.

RECONCILIATION OF NET LOSS

TO NET CASH USED IN OPERATING ACTIVITIES

FOR THE THREE-MONTH PERIODS ENDED

DECEMBER 31, 2005 AND 2004

(Unaudited)

	Three-Month Periods Ended December 31,
	2005	2004
Net loss	$(4,214,732)	$(2,549,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68,619	55,524
Non-cash expense associated with non-employee stock options	148,800	3,116
Non-cash expense associated with employee stock options	1,108,891	—
Amortization of premiums on purchased investments	44,211	50,147
Changes in operating assets and liabilities:
Accounts receivable - trade	(220,572)	(466,431)
Inventories	(13,372)	12,227
Prepaid expenses and interest receivable	(232,543)	(218,581)
Accounts payable and accrued expenses	(177,539)	468,404
Deferred revenue	(223,596)	(434,439)
Total adjustments	502,899	(530,033)
Net cash used in operating activities	$(3,711,833)	$(3,079,145)

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Since our inception, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities and the sale of our equity securities.  Our near-term capital requirements will depend on many factors, including, but not limited to, the progress of, and our ability to successfully complete in a timely manner, our clinical trials for ferumoxytol as an iron replacement therapeutic, our ability to establish additional development and/or marketing arrangements, to enter into alternative strategic relationships and/or to raise additional capital on terms and within a timeframe acceptable to us, if at all; the costs we may incur to satisfy the conditions specified by the U.S. Food and Drug Administration, also known as the FDA, for approval of Combidex, and the magnitude of product sales and royalties for our marketed products.

As of December 31, 2005, we believe that our cash, cash equivalents, and investments, totaling approximately $20,108,000, combined with cash we currently expect to receive from other sources in the future, will be sufficient to satisfy our future cash flow needs for at least the next ten months, including projected operating expenses and research and development costs related to the Phase III clinical trials for ferumoxytol as an iron replacement therapeutic.  If necessary, we believe we could reduce operating expenses, which, combined with existing working capital and cash flows from future operations, will be sufficient to fund operations for at least the next twelve months.  Although we have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, with approximately $32,900,000 remaining to be offered and sold thereunder, and could attempt to raise funds through a securities offering or through other strategic alternatives in order to meet our cash flow needs, these financing arrangements may not be available to us on terms or within a timeframe acceptable to us, if at all.  Our inability to raise additional capital over the next several months on terms and within a timeframe acceptable to us could force us to dramatically reduce our expenses and delay, scale back or eliminate certain of our activities and operations, including our research and development activities, any of which could have a material adverse effect on our business, financial condition and results of operations.

Basis of Presentation

These condensed financial statements are unaudited and, in the opinion of management, all adjustments necessary for a fair statement of such interim financial statements have been recorded.  Such adjustments consisted only of normal recurring items.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the SEC, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.  Interim results are not necessarily indicative of the results of operations for the full year.  These interim financial statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

Stock-Based Compensation

We have several stock-based compensation plans.  On October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board, or the FASB, and the SEC Staff Accounting Bulletin 107, or SAB 107, associated with the accounting for the share-based compensation arrangements of our employees and certain directors and our Employee Stock Purchase Plan.  These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.  We adopted SFAS 123R using the modified prospective method in the first quarter of fiscal 2006.  Accordingly, results for interim periods and fiscal years prior to October 1, 2005 do not include, and have not been restated to reflect, amounts associated with the requirements of SFAS 123R.

We estimate the fair value of equity based compensation utilizing the Black-Scholes option pricing model.  This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield over the expected option term, and an expected forfeiture rate, and is subject to various assumptions.  We believe this valuation methodology is appropriate for estimating the fair value of stock options we grant to employees and directors which are subject to SFAS 123R requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, the issuance of new options.  See also Note H.

Prior to October 1, 2005, we applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations in accounting for qualifying options granted to our employees and directors under our plans and applied SFAS No. 123 “Accounting for Stock Issued to Employees,” or SFAS 123 (as amended by SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” or SFAS 148), for disclosure purposes only.  The SFAS 123 and SFAS 148 disclosures for periods prior to October 1, 2005 include pro forma net loss and loss per share as if the fair value-based method of accounting had been used.  Stock-based compensation to certain non-employees is accounted for in accordance with SFAS 123R, utilizing the measurement guidance of EITF 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, investments, accounts receivable and accounts payable.  Any net unrealized gain (loss) is recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss”, unless the estimated fair value of a financial instrument approximates its carrying value.

B.                                    Investments

As of December 31, 2005, our short-term investments included a U.S. Treasury Note with a maturity date of February 15, 2006 and a U.S. Treasury Bill having a maturity date of January 26, 2006.  The U.S. Treasury Note was recorded as available-for-sale and was marked-to-market during the quarter ended December 31, 2005 to reflect a temporary change in value, which was recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.”

C.                                    Inventories

The major classes of inventories were as follows:

	December 31, 2005	September 30, 2005
Raw materials	$312,495	$297,188
Work in process	27,867	33,391
Finished goods	40,798	37,209
Total inventories	$381,160	$367,788

The amount of overhead remaining in ending inventory as of December 31, 2005 and September 30, 2005 was $33,645 and $26,383, respectively.

D.                                    Income Tax

There were no income tax provisions or benefits for the three months ended December 31, 2005 and 2004, respectively, as we incurred a loss in both of those periods.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2005 and September 30, 2005.

E.                                      Loss per Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the respective period.  Options to purchase a total of 1,199,772 and 839,691 shares of common stock that were outstanding as of the three months ended December 31, 2005 and 2004, respectively, were excluded from the computation of diluted net loss per share because such options were anti-dilutive as we incurred a loss in those periods.

Warrants to purchase 261,780 shares of common stock, issued in July 2003 at an exercise price of $15.50 per share, and warrants to purchase 359,999 shares of common stock, issued in June 2005 at an exercise price of $13.00 per share, were excluded from the computation of diluted net loss per share for the applicable three months ended December 31, 2005 and 2004, because such warrants were anti-dilutive as we incurred a loss in those periods.

The components of basic and diluted loss per share were as follows:

	Three-Month Periods Ended December 31,
	2005	2004

Net loss (A)	$(4,214,732)	$(2,549,112)
Weighted average common shares outstanding (B)	9,886,262	7,985,382
Loss per share:
Basic and diluted (A/B)	$(0.43)	$(0.32)

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

G.                                    Related Party Transactions

On November 15, 2005, the Board of Directors elected Dr. Brian J.G. Pereira, a Director of our Company since July 2004, to serve as President of Advanced Magnetics, and on November 22, 2005 we entered into a three-year employment agreement with Dr. Pereira.  Under the terms of the employment agreement, we agreed to pay Dr. Pereira an annual salary of $400,000.  In addition, Dr. Pereira is eligible to earn an annual bonus of up to $100,000 per calendar year, beginning January 1, 2006, upon the achievement of certain performance goals determined by our Chief Executive Officer.  The employment agreement also provides Dr. Pereira with a monthly automobile allowance of $1,200.  Under the terms of the employment agreement, Dr. Pereira will receive one month of severance pay for each month of his employment with Advanced Magnetics up to a maximum of twelve months in the event we terminate his employment without “cause,” as defined in the employment agreement, or he resigns for “good reason,” as defined in the agreement.  The severance period will begin to decrease on the second anniversary of his employment so that for every full month of employment during the final year of the agreement, the severance period will be reduced by one month.  Therefore, as of the third anniversary of employment, all severance payment obligations to Dr. Pereira shall have terminated.  We also agreed to provide Dr. Pereira with a ten-year term life insurance policy in the face amount of $2 million for the benefit of persons designated by Dr. Pereira.  We expect the annual premium for such policy to be approximately $5,000 to $6,000.

In connection with his election as President, the Board of Directors also granted Dr. Pereira options to purchase 250,000 shares of common stock under the terms of the 2000 Stock Plan at an exercise price of $9.10, the fair market value of a share of our common stock on the date of grant.  The options were exercisable with respect to 100,000 shares on the date of grant, and the options become exercisable with respect to an additional 50,000 shares on each of the first, second and third anniversaries of the grant date.  On February 7, 2006, pursuant to the terms of his employment agreement, the Compensation Committee of the Board granted Dr. Pereira options to purchase an additional 100,000 shares of common stock under the Amended and Restated 2000 Stock Plan at an exercise price of $19.98, the fair market value of a share of our common stock on the date of grant.  These options become exercisable in equal annual installments over a period of three years from the grant date.

In the event we terminate Dr. Pereira’s employment without “cause” or Dr. Pereira terminates his employment for “good reason,” all of the foregoing options will automatically become exercisable in full.  All of the foregoing options will also become immediately exercisable in full upon the consummation of a “change of control,” as defined in Dr. Pereira’s option agreements.

H.                                    Accounting for Equity-Based Compensation

We have several stock-based compensation plans.  Our Amended and Restated 2000 Stock Plan, approved by our stockholders, provides for the grant of options to our directors, officers, employees and consultants to purchase up to an aggregate of 2,000,000 shares of common stock at a price determined by the Board of Directors.  The terms and conditions of each option grant, including, but not limited to, the number of shares, the exercise price, term of the option and vesting requirements, are determined by the Board of Directors or the Compensation Committee.  As of December 31, 2005, options to purchase 1,074,000 shares have been granted under the 2000 Stock Plan, of which 99,250 have expired or terminated, and 91,200 of which have been exercised.  The remaining number of shares available for future grants as of December 31, 2005 was 25,250.  At our Annual Meeting of Stockholders held on February 7, 2006, our stockholders approved an amendment and restatement of our 2000 Stock Plan to, among other things, increase the number of shares of our common stock that may be issued under the plan by 1,000,000 to 2,000,000.  Substantially all outstanding options granted have an exercise price equal to the closing price of our common stock on the American Stock Exchange on the grant date and a ten year term.  See also Notes G and K.

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

Our 1993 Stock Plan, approved by our stockholders, provided for the grant of options to our directors, officers, employees and consultants to purchase up to an aggregate of 700,000 shares of common stock at a price equal to at least the fair market value, or the minimum legal consideration, of the stock at the date of the grant for incentive stock options and non-statutory stock options, respectively.  No further grants may be made under our 1993 Stock Plan.  The maximum term of the options under the 1993 Stock Plan is ten years, with limited exceptions. The remaining number of shares subject to outstanding options pursuant to this plan as of December 31, 2005 was 284,222.

On November 5, 1991, our Board of Directors adopted the 1992 Non-Employee Director Stock Option Plan which our stockholders subsequently approved.  No further grants may be made under the 1992 Plan. The 1992 Plan provided for the grant to each non-employee director holding such position on November 5, 1991 and 1996, of an option to purchase 5,000 shares of common stock at a price equal to the fair market value of the stock at the date of the grant, vesting in equal installments over a five year period.  The 1992 Plan also provided for the grant to new members of the Board of Directors, on the date of each such director’s election, and on each fifth anniversary thereof, of an option to purchase 5,000 shares of common stock. The remaining number of shares subject to outstanding options pursuant to this plan as of December 31, 2005 was 5,000.

On November 10, 1992, our Board of Directors adopted the 1993 Non-Employee Director Stock Option Plan which our stockholders subsequently approved.  No further grants may be made under the 1993 Plan.  The 1993 Plan provided for the grant to each non-employee director holding such position on November 10, 1992, and 1998, of an option to purchase 5,000 shares of common stock at a price equal to the fair market value of the stock at the date of the grant, vesting in equal installments over a five year period.  The 1993 Plan also provided for the grant to new members of the Board of Directors, on the date of each such director’s election, and on each sixth anniversary thereof, of an option to purchase 5,000 shares of common stock.  The remaining number of shares subject to outstanding options pursuant to this plan as of December 31, 2005 was 20,000.  Our 2003 Employee Stock Purchase Plan provides for the issuance of up to 100,000 shares of our common stock to eligible employees.  Under the terms of the 2003 Employee Stock Purchase Plan, eligible employees may purchase shares in five annual offerings through payroll deductions of up to a maximum of 10% of the employee’s earnings at a price equal to 85% of the fair market value of the stock on either the first or last day of the applicable annual purchase period, whichever is lower.  As of December 31, 2005, 37,259 shares have been issued under the 2003 Employee Stock Purchase Plan.

On October 1, 2005, we adopted SFAS 123R and its related implementation guidance as promulgated by both the FASB and the SEC in SAB 107, associated with the accounting the share-based compensation arrangements of our employees and certain of our directors, including our Employee Stock Purchase Plan program.  These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted), or in certain circumstances, the service inception date, and recorded to expense or capitalized over the requisite service period, which generally is the vesting period.  We adopted SFAS 123R, using the modified prospective method, in the first quarter of fiscal 2006.  Accordingly, results for interim and fiscal year periods prior to October 1, 2005 do not include, and have not been restated to reflect, amounts associated with the requirements of SFAS 123R.

In the first quarter of fiscal 2006, we recorded a $1,108,891 ($0.11 per share) non-cash charge associated with the implementation of SFAS 123R with a corresponding credit to additional paid-in capital.  $1,003,901 was charged to selling, general and administrative expenses and $104,990 was charged to research and development expenses.  A significant portion of the expense recorded in the first quarter of fiscal 2006 is attributable to options granted to a related party (as discussed in Note G) and to our non-employee directors under our 2000 Stock Plan.  There were no equity-based compensation costs capitalized in the first quarter of fiscal 2006, as such amounts were not material.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns associated with operating losses we incurred in the past several years, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2005 and September 30, 2005.  Accordingly, no income tax benefits were recognized by us in the first quarter of fiscal 2006 associated with the adoption of SFAS 123R, and there was no impact recorded in cash flows from financing activities nor cash flows from operating activities as reported in the accompanying Condensed Statements of Cash Flows.

We estimate the fair value of equity based compensation utilizing the Black-Scholes option pricing model.  This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield over the expected option term, and an expected forfeiture rate, are subject to various assumptions.  We believe this valuation methodology is appropriate for estimating the fair value of stock options we grant to employees and directors which are subject to SFAS 123R requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, the issuance of new options.  The following table summarizes the assumptions we utilized for grants of options to differing groups of optionees in the three months ended December 31, 2005:

	Options granted to Related Party	Options granted to Directors	Employee Options	Employee Stock
Assumptions	November 2005	November 2005	Granted	Purchase Plan

Risk free interest rate %	4.44	4.47	6.45	3.25
Expected volatility %	77	77	77	106
Expected option life	5.6	5	6.25	1
Dividend yield	none	none	none	none

All options granted have a contractual ten year term.  Certain options granted to a related party and to directors generally vested either immediately or over a three year period.  Option grants to employees generally vest over a four year period of continuous employee service.  Risk free interest rates utilized are based upon published U.S. Treasury yield curves at the date of the grant for the expected option term.  Expected stock price volatility is based upon the historical volatility of our common stock price over 1 to 6.25 years.  For options granted prior to September 30, 2005, we used historical exercise and forfeiture information associated with groups of employees and directors to determine expected life and forfeiture rates.  For options granted after September 30, 2005, we continue to use historical forfeiture information to determine forfeiture rates.  However, the simplified approach, as outlined in SAB 107, was utilized to determine expected life.

The following tables present summarized data relative to our stock option plans:

	Period Ending December 31, 2005
	Options	Weighted Average Exercise Price
Outstanding at October 1, 2004*	854,366	$7.24
Granted	243,500	13.29
Exercised	(127,719)	4.98
Expired and/or Forfeited	(52,875)	7.99
Outstanding at September 30, 2005 *	917,272	$9.11
Granted	361,000	9.09
Exercised	(31,875)	3.95
Expired and/or Forfeited	(46,625)	16.59
Outstanding at December 31, 2005 *	1,199,772	$8.95
Options exercisable at December 31, 2005*	692,147	$8.00

Weighted average fair value of options granted during the quarter	$6.18

	Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of exercise prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00-$3.38	150,125	5.3	$3.02	142,125	$3.10
$3.39-$5.06	88,481	5.3	3.97	74,231	3.98
$5.07-$7.59	77,750	5.7	5.26	57,750	5.25
$7.60-$11.39	627,597	8.4	9.56	279,597	9.81
$11.40-$17.09	255,819	7.4	13.79	138,444	12.69
Totals at December 31, 2005	1,199,772	7.4	$8.95	692,147	$8.00

		Weighted Average
		Fair Market Value
	Unvested Options	at Option Grant Date
Unvested options at September 30, 2005	343,250	$8.75
Granted	361,000	6.18
Vested	(164,500)	6.87
Expired or forfeited	(32,125)	11.93
Unvested options at December 31, 2005	507,625	$7.01

* These figures do not include warrants outstanding and/or exercisable. See Note E of Notes to Condensed Financial Statements.

The aggregate intrinsic value of options outstanding and options exerciseable, measured at December 31, 2005, was approximately $2,500,000 and $2,100,000, respectively.  The aggregate intrinsic value of options exercised in the quarter ended, measured as of the exercise date, was approximately $211,000.

At December 31, 2005, the amount of unrecorded expense associated with the adoption of SFAS 123R attributable to future periods was approximately $2.6 million, which is expected to be amortized primarily to expense on a straight line basis over a weighted average amortization period of approximately two years.  This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options.  See also Note G.

Prior to October 1, 2005, we applied APB 25 and related interpretations in accounting for qualifying options granted to our employees and directors under our plans and applied SFAS 123 (as amended by SFAS 148) for disclosure purposes only.  The SFAS 123 and SFAS 148 disclosures for periods prior to October 1, 2005 included pro forma net loss and loss per share as if the fair value-based method of accounting had been used.  Stock-based compensation to certain non-employees continues to be accounted for in accordance with SFAS 123, SFAS 148 and related interpretations.

If stock-based compensation for employees had been determined based on SFAS 123, as amended by SFAS 148, our pro forma loss and pro forma loss per share for the quarter ended December 31, 2004 would have been as follows:

Three-month period ended
December 31, 2004

Reported net loss	$(2,549,112)
Pro forma employee stock compensation expense	(245,320)
Pro forma net loss	$(2,794,432)

Reported loss per share - basic and diluted:	$(0.32)

Pro forma loss per share - basic and diluted:	$(0.35)

The fair value of substantially all options granted during the fiscal quarter ended December 31, 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of 6.25 years; (2) expected volatility of 76.7%; (3) weighted average risk-free interest rate of 3.90% in 2005; and (4) no dividend yield.  In the fiscal quarter ended December 31, 2004, the assumptions used for awards under our 2003 Employee Stock Purchase Plan were as follows: (1) expected life of 1.0 years; (2) expected volatility of 106.0%; (3) weighted average risk-free interest rate of 3.25%; and (4) no dividend yield.

On November 4, 2003, each non-employee member of the Board of Directors was granted an immediately exercisable option to purchase 8,000 shares of our common stock under the terms of our 2000 Stock Plan.  The non-employee directors also received an immediately exercisable option to purchase 8,000 shares of common stock on the first Tuesday in each of November 2004 and 2005.  On February 7, 2006, each of the non-employee directors was granted an immediately exercisable option to purchase 2,000 additional shares of common stock.  In addition, the non-employee directors will be granted an immediately exercisable option to purchase 10,000 shares of common stock on the first Tuesday of November 2006, provided that sufficient shares remain under the Amended and Restated 2000 Stock Plan for such grants.  See also Note G.

I.                                         Concentration of Credit Risk

Our operations are located solely within the United States.  We perform ongoing credit evaluations of our customers and generally do not require collateral.  Two companies were responsible for approximately 78% of our revenue during the quarter ended December 31, 2005.  Berlex Laboratories, Inc., or Berlex, represented approximately 28% of our revenue, and Guerbet represented approximately 50% of our revenue. Three companies were responsible for approximately 88% of our revenue during the fiscal quarter ended December 31, 2004.  Berlex represented approximately 53% of our revenue, Guerbet represented approximately 11% of our revenue, and Cytogen represented approximately 24% of our revenue in the fiscal quarter ended December 31, 2004. No other company accounted for more than 10% of our total revenues for the quarters ended December 31, 2005 and 2004.

All of the revenue attributable to Cytogen and a significant portion of the revenue attributable to Berlex in the quarters ended December 31, 2005 and 2004 was previously deferred revenue related to up-front license fees.

Three companies were responsible for approximately 93% of our trade receivables at December 31, 2005.  Guerbet represented approximately 67% of our trade receivables, Tyco/Mallinckrodt represented approximately 16% and Taejoon Pharmaceuticals represented approximately 10% of our trade receivables at December 31, 2005.  No other company accounted for more than 10% of our trade receivables at December 31, 2005.

Revenues from customers and licensees outside of the United States, principally in Europe and Japan, amounted to 62% and 21% of our total revenues for the quarters ended December 31, 2005 and 2004, respectively.

J.                                      Recently Issued Accounting Pronouncements and Proposals

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

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1 “The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments”.  This pronouncement addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The adoption of the provisions of this pronouncement is not expected to have a material impact on our financial position or results of operations.

In January 2006, the FASB issued proposed Statement of Financial Accounting Standards “The Fair Value Option for Financial Assets and Liabilities”.  This proposed Statement would create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as those changes occur.  An entity would be permitted to elect the fair value option at initial recognition of a financial asset or financial liability or upon an event that gives rise to new-basis accounting for that item.  The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”.  This pronouncement clarifies existing accounting guidance to require that options or similar instruments be classified as liabilities if an entity can be required under any circumstance to settle the option or instrument by transferring cash or other assets.  The adoption of the provisions of this pronouncement did not have a material impact on our financial position or results of operations.

K.                                    Subsequent Events

On January 25, 2006, Cytogen Corporation, or Cytogen, filed a lawsuit against us in Massachusetts Superior Court.  The complaint includes claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment and relates to a license and marketing agreement entered into in August 2000 between us and Cytogen granting Cytogen certain rights to Combidex and to ferumoxytol for oncology imaging applications only.  We believe the lawsuit has no merit and plan to conduct a vigorous defense of the claims set forth in the complaint.

At the Annual Meeting of Stockholders held on February 7, 2006, proposals to (1) amend and restate our 2000 Stock Plan to, among other things, increase the number of shares of our common stock that may be issued under the plan by 1,000,000 to 2,000,000, and (2) amend our Certificate of Incorporation, as amended, increasing the number of shares of our common stock authorized thereunder from 15,000,000 to 25,000,000, were approved by a vote of our stockholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and federal securities laws.  In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expects,” “intends,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.  Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.  Any forward-looking statement should be considered in light of factors discussed in this Item 2 under “Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified in our other Securities and Exchange Commission filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the United States Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Advanced Magnetics, Inc. was incorporated in Delaware in November 1981 and is a developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products.  We are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds to treat anemia, as well as novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease.  We have two approved products, Feridex I.V.® and GastroMARK®, and two product candidates, ferumoxytol and Combidex®.

Ferumoxytol, the key product in our development pipeline, is in Phase III multi-center clinical trials for use as an iron replacement therapeutic in chronic kidney disease patients, whether or not on dialysis.  We expect to submit a New Drug Application, or NDA, for ferumoxytol in intravenous (IV) iron replacement therapy to the U.S. Food and Drug Administration, or FDA, in mid calendar year 2007.

Combidex, our other product in our development pipeline, is an investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, or MRI, to aid in the differentiation of cancerous from normal lymph nodes.  In March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions.  Due to our limited resources and the priority we are placing on completion of the Phase III development program for ferumoxytol as an iron replacement therapeutic, we do not currently intend to sponsor additional clinical studies for Combidex.  However, we are reviewing and evaluating existing studies, including studies sponsored by our European partner, Guerbet, to determine whether such studies will address the concerns raised by the FDA in the March 2005 approvable letter.  Until we complete our evaluation of these studies and meet with the FDA to discuss next steps, we cannot predict with certainty the timing or cost of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all.

Feridex I.V, our liver contrast agent, is currently approved and marketed in Europe, Japan, the United States and other countries.  GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in Europe, the United States and other countries.

Critical Accounting Estimates

On October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board, or the FASB, and the Securities and Exchange Commission, or the SEC, associated with the accounting for the share-based compensation arrangements for our employees and certain of our directors, including our Employee Stock Purchase Plan.  These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.  We adopted SFAS 123R using the modified prospective method in the first quarter of fiscal 2006.  Accordingly, results for interim and fiscal year periods prior to October 1, 2005 do not include, and have not been restated, to reflect amounts associated with the requirements by SFAS 123R.  We did not make any changes or modifications to previously existing options prior to our adoption of SFAS 123R, nor do we anticipate any substantive future changes to our existing equity-based compensation arrangements.

We estimate the fair value of equity based compensation plans utilizing the Black-Scholes option pricing model.  This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield over the expected option term, and an expected forfeiture rate, and is subject to various assumptions.  We believe this valuation methodology is appropriate for estimating the fair value of our stock options granted to employees and directors which are subject to SFAS 123R requirements.

Use of the Black-Scholes pricing model requires significant estimates and subjective judgments.  If actual results or future modifications to these estimates and assumptions differ from the estimates and judgments presently utilized, results of operations could be materially impacted.  Thus, the amount recorded to expense may not be reflective of actual future operating results, nor amounts ultimately realized by recipients of these grants.  This amount, and the amount applicable to future quarters, is also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, the issuance of new options.

Results of Operations for the Quarter Ended December 31, 2005 as Compared to the Quarter Ended December 31, 2004

Revenues

Total revenues for the quarter ended December 31, 2005 were $664,355 compared to $1,022,264 for the quarter ended December 31, 2004.  The decrease in revenues for the first fiscal quarter of 2006 as compared to the same fiscal quarter last year is primarily attributable to a decrease in the recognition of deferred license fee revenue from a license and marketing agreement covering Combidex and a decrease in product sales of Feridex I.V. by our marketing partners.  Two companies were responsible for approximately 78% of our revenue during the quarter ended December 31, 2005.  Berlex Laboratories, Inc., or Berlex, represented approximately 28% of our revenue, and Guerbet represented approximately 50% of our revenue. Three companies were responsible for approximately 88% of our revenue during the fiscal quarter ended December 31, 2004.  Berlex represented approximately 53% of our revenue, Guerbet represented approximately 11% of our revenue, and Cytogen Corporation, or Cytogen, represented approximately 24% of our revenue in the fiscal quarter ended December 31, 2004.  Our revenues for the three months ended December 31, 2005 and 2004 consisted of the following:

	Three-Month Periods Ended December,
	2005	2004	$ Change	% Change
Revenues:
License fees	$223,596	$434,439	$(210,843)	-49%
Royalties	47,819	67,000	(19,181)	-29%
Product sales	392,940	520,825	(127,885)	-25%
Total revenues	$664,355	$1,022,264	$(357,909)	-35%

License Fee Revenue

All of our license fee revenue for the quarters ended December 31, 2005 and 2004 consisted of deferred license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and deferred license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

In August 2000, we entered into a license and marketing agreement with Cytogen in which, among other things, we granted Cytogen exclusive United States marketing rights to Combidex.  At the time of signing that agreement, we received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee.  We determined to account for the revenue associated with this fee over the development period of the products subject to the agreement as costs were incurred.  The entire amount of the license fee was booked as deferred revenue upon signing the agreement.  Recognition of the remainder of the deferred revenue associated with this agreement, which was $525,485 as of December 31, 2005, is expected to occur when currently projected expenses are incurred in connection with our efforts to obtain approval of Combidex.  We increased our projected future research and development expenses associated with the Cytogen agreement, as of December 31, 2005, based upon our most recent estimate of the cost of future efforts that might be required to obtain approval of Combidex, as compared to the estimate of such costs as of December 31, 2004. As a result, our revenue associated with the Cytogen agreement in the fiscal quarter ended December 31, 2005 decreased as compared with the fiscal quarter ended December 31, 2004.  In the fiscal quarters ended December 31, 2005 and 2004, we recorded to income $39,157 and $250,000, respectively, of previously deferred licensing revenue associated with our license and marketing agreement with Cytogen.  Revenue recognition during the quarter was based upon costs incurred to date compared to our current estimate of costs we may incur, if any, in connection with our efforts to obtain approval of Combidex.  We expect future license fee revenue to continue to fluctuate from quarter to quarter due to changes in our activities under our license and marketing agreement with Cytogen.

In February 1995, we entered into a license and marketing agreement and a supply agreement with Berlex, granting Berlex a product license and exclusive marketing rights to Feridex I.V. in the United States and Canada.  In 1996, the parties agreed to remove Canada from the territories subject to the agreement.  Berlex paid us non-refundable license fees and other fees in connection with the agreements. We have determined to account for the revenue associated with this agreement on a straight-line basis over the term of the agreement due to the existence of an established contract period.  Recognition of the remainder of the deferred revenue as license fee revenue is expected to occur proportionately over the remaining term of the agreement.  In both fiscal quarters ended December 31, 2005 and 2004, we recorded to income $184,439 of previously deferred licensing revenue associated with our license and marketing agreement with Berlex.  The agreement expires in 2010 but can be terminated earlier upon the occurrence of certain specified events.

Total license fee revenue for the three months ended December 31, 2005 and 2004 was recognized as follows:

	Three-Month Periods Ended December 31,
	2005	2004	$ Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$39,157	$250,000	$(210,843)	-84%
Deferred license fee revenue recognized in connection with the Berlex agreement	184,439	184,439	—	0%
Total	$223,596	$434,439	$(210,843)	-49%

Royalty Revenue

Royalties decreased $19,181 or 29%, to $47,819 for the quarter ended December 31, 2005, compared with royalties of $67,000 for the quarter ended December 31, 2004.  Royalty payments can fluctuate from quarter to quarter based on uneven demand by end users for our marketed products, Feridex I.V. and GastroMARK.  However, we expect royalties to generally remain at current levels overall due to the current competitive landscape for our marketed products.

Product Sale Revenue

Product sale revenue for the three months ended December 31, 2005 and 2004 consisted of the following:

	Three-Month Periods Ended December 31,
	2005	2004	$ Change	% Change
Feridex I.V.	$24,146	$380,892	$(356,746)	-94%
GastroMARK	267,971	139,933	128,038	91%
Combidex	100,823	—	100,823	100%
Total	$392,940	$520,825	$(127,885)	-25%

The decrease in product sale revenue in the quarter ended December 31, 2005 as compared to the quarter ended December 31, 2004 was primarily the result of a decrease in sales of Feridex I.V. to our marketing partners.  Product sales may fluctuate from quarter to quarter.  Fluctuations in our product sales are largely attributable to unpredictable annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners.  We expect revenue from product sales will continue to fluctuate from quarter to quarter as a result of these factors.  Other product sales in the three months ended December 31, 2005 included the sale of bulk Combidex to one of our foreign marketing partners for research and development purposes.

Costs and Expenses

Cost of Product Sales

We incurred costs of $122,116 associated with product sales during the quarter ended December 31, 2005 compared to costs of $94,935 associated with product sales during the quarter ended December 31, 2004, an increase of $27,181 or 29%.  These costs constituted approximately 31% and 18% of product sales during the quarters ended December 31, 2005 and 2004, respectively.  Our gross margins are dependent on the mix of customers, prices we charge for our products, product mix, changes in unit volume and production efficiencies.  The percentage increase in cost of sales in the quarter ended December 31, 2005 is primarily attributable to the sale of lower margin products as compared to the same quarter in the prior fiscal year.

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

Research and development expenses for the three months ended December 31, 2005 and 2004 consisted of the following:

	Three-Month Periods Ended December 31,
	2005	2004	$ Change	% Change
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy	$1,760,217	$1,507,022	$253,195	17%
Ferumoxytol in MRI	44,933	7,859	37,074	472%
Combidex	94,597	50,875	43,722	86%
Other external costs	36,366	15,545	20,821	134%
Total	$1,936,113	$1,581,301	$354,812	22%

Internal Research and Development Expenses	1,134,855	951,072	183,783	19%

Total Research and Development Expenses	$3,070,968	$2,532,373	$538,595	21%

External costs associated with research and development expenditures were $1,936,113 in the three months ended December 31, 2005 as compared to external costs of $1,581,301 in the three months ended December 31, 2004, an increase of $354,812.  In addition, internal costs associated with research and development activities were $1,134,855 in the three months ended December 31, 2005 compared to $951,072 in the three months ended December 31, 2004, an increase of $183,783.  The increase in both external and internal costs was due largely to increased expenditures associated with the clinical development program for ferumoxytol as an iron replacement therapeutic offset by a decrease in pre-clinical costs incurred in the first quarter of fiscal 2005, primarily related to certain toxicology studies performed for ferumoxytol.  Costs incurred in the quarter ended December 31, 2005 for Combidex and ferumoxytol in MRI included certain expenses for external service providers that were not incurred in the quarter ended December 31, 2004.  Internal costs at December 31, 2005 include a non-cash accounting charge associated with employee stock-based compensation of $104,990, the research and development portion of the $1,108,891 non-cash charge resulting from the adoption of SFAS 123R in the first fiscal quarter of 2006.  Research and development expenses associated with the same period last year do not include, and have not been restated to reflect, a non-cash accounting charge associated with employee stock-based compensation.  We expect quarter-over-quarter research and development expenses to increase over approximately the next four quarters and to remain at high levels for approximately the next six quarters as a result of increased patient enrollment costs and fees associated with our third party contract research and development service providers in connection with our Phase III clinical trials for ferumoxytol as an iron replacement therapeutic.  However, research and development expenses can vary from quarter to quarter based upon the rate of patient enrollment in our Phase III clinical studies.

Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies for ferumoxytol.  Since the end of fiscal 2000 and through the quarter ended December 31, 2005, we incurred additional aggregate external research and development expenses of approximately $13,300,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol.  We currently estimate the total future cost of external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic, including costs related to ongoing and future clinical trial activities, to range from approximately $16 to $18 million over approximately the next 18 months.  These external costs and the expected timing could increase, however, if we experience further delays in our clinical development program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third party contract research and development service providers or deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA to the FDA for ferumoxytol as an iron replacement therapeutic.  Any such delay would also delay the commercialization of ferumoxytol as an iron replacement therapeutic.  Since we have not yet determined which clinical indications we may seek for the development of ferumoxytol in MRI, if any, we cannot make a specific dollar estimate of the projected external efforts necessary to complete development for ferumoxytol in MRI.

We incurred aggregate internal and external research and development expenses of approximately $13,500,000 through the end of fiscal 2000 in connection with the development of Combidex.  Since fiscal 2000, we have incurred additional external research and development expenses of approximately $1,280,000, as well as additional internal research and development costs related to our efforts to obtain FDA approval for Combidex.  Due to our limited resources and the priority we are placing on completion of the Phase III development program for ferumoxytol as an iron replacement therapeutic, we do not currently intend to sponsor additional clinical studies for Combidex in the near future.  However, we are reviewing and evaluating existing studies, including studies sponsored by our European partner, Guerbet, to determine whether such studies will address the concerns raised by the FDA in the March 2005 approvable letter.  Until we complete our evaluation of these studies and meet with the FDA to discuss next steps, we cannot predict with certainty the timing or cost of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all.

Since completion of our research and development projects requires regulatory approvals that are out of our control and subject to the delays and other uncertainties identified below in the section entitled “Certain Factors That May Affect Future Results,” and elsewhere in our periodic filings with the SEC, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, we cannot estimate the anticipated completion date of each of our major research and development projects or the period in which material net cash inflows from such projects could be expected to commence, if at all.  Furthermore, due to the risks and uncertainties inherent in our business including, but not limited to, those risks and uncertainties associated with clinical trials, the receipt of regulatory approval and our ability to raise additional capital, if necessary, we may not be able to complete our research and development projects or complete them in a timely fashion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2005 and 2004 consisted of the following:

	Three-Month Periods Ended December 31,
	2005	2004	$ Change	% Change
Wages, payroll taxes and benefits	1,374,692	325,396	1,049,296	322%
Professional and consulting fees	317,298	414,920	(97,622)	-24%
Facilities and other expenses	168,948	266,570	(97,622)	-37%
Total	$1,860,938	$1,006,886	$854,052	85%

Wages, payroll taxes and benefits

The increase in wages, payroll taxes and benefits for the quarter ended December 31, 2005 as compared to the same quarter in the prior fiscal year was primarily due to the adoption of SFAS 123R which resulted in a total non-cash expense of $1,108,891, of which $1,003,901 was charged to selling, general and administrative expenses in the quarter ended December 31, 2005.  Selling, general and administrative expenses associated with the same period last year do not include, and have not been restated to reflect, a non-cash accounting charge associated with employee stock-based compensation.  A portion of the increase was also due to increased wage and benefits expenses as compared with the quarter ended December 31, 2004 associated with an increase in the number of employees combined with wage increases.  We expect wage and benefit costs (excluding the effects of the adoption of SFAS 123R) included in selling, general and administrative expenses to continue to increase during the remainder of fiscal 2006 as we continue our efforts to recruit additional staff to assist with the development and commercialization of ferumoxytol as an iron replacement therapeutic.  At December 31, 2005, the amount of unrecorded expense associated with the adoption of SFAS 123R attributable to future periods was approximately $2,600,000, which will be amortized to expense on a straight line basis over a weighted average amortization period of approximately two years.  This future estimate, substantially all of which is expected to be charged to selling, general and administrative expense, is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options.

Professional and consulting fees

The decrease in professional and consulting fees for the first fiscal quarter of 2006 as compared to the same quarter in the prior fiscal year was due primarily to substantial expenses we incurred for professional fees in the first quarter of fiscal 2005 for consultants hired to assist with our efforts to implement the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and business development activities, which expenses we did not incur during the first quarter of fiscal 2006.  This decrease was partially offset by a non-cash charge of $148,800 associated with stock option compensation granted in the fourth quarter of fiscal 2005 to consultants, of which $133,563 was charged to selling, general and administrative costs.

Facilities and other expenses

The decrease in facilities and other expenses for the first fiscal quarter of 2006 compared to the same quarter in the prior fiscal year was primarily due to the fact that we were required to pay liquidated damages of approximately $74,000 in the first fiscal quarter of 2005 as a result of our failure to meet certain contractual obligations.  We were not required to pay such damages during the first fiscal quarter of 2006.

Other Income

Other income for the three months ended December 31, 2005 and 2004 consisted of the following:

	Three-Month Periods Ended December 31,
	2005	2004	$ Change	% Change
Interest income	$219,146	$112,965	$106,181	94%
Amortization of premiums on purchased investments	(44,211)	(50,147)	5,936	12%
Total Other Income	$174,935	$62,818	$112,117	178%

The increase in other income in the quarter ended December 31, 2005, as compared to the same quarter in the prior fiscal year, was attributable to the investment of the net proceeds from our June 2005 financing in interest-bearing investments, coupled with decreased amortization expense of purchase premiums during the quarter ended December 31, 2005 associated with the January 31, 2005 maturity of a $4,935,000 U.S. Treasury Note which was previously purchased at an amount in excess of face value.

Income Taxes

We had no income tax expense (benefit) for the three months ended December 31, 2005 and 2004, as we incurred a loss in each of those fiscal periods.  Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of December 31, 2005 and 2004 against these assets.  In addition, as a result of our deferred tax assets being fully reserved for as of December 31, 2005, there was no income tax effect recorded in the quarter ended December 31, 2005 associated with our adoption of SFAS 123R.

Net Loss

For the reasons stated above, there was a net loss of ($4,214,732), or ($0.43) per basic and diluted share, for the quarter ended December 31, 2005 compared to a net loss of ($2,549,112), or ($0.32) per basic and diluted share, for the quarter ended December 31, 2004.

Liquidity and Capital Resources

Since our inception in 1981, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities, and the sale of our equity securities.  Both our near- and long-term capital requirements will depend on many factors, including, but not limited to, the following:

•                  the progress of, and our ability to successfully complete, clinical trials for ferumoxytol as an iron replacement therapeutic in a timely manner and within our projected budget;

•                  our ability to raise additional capital on terms and within a timeframe acceptable to us;

•                  our ability to establish additional development and marketing arrangements or to enter into alternative strategic relationships;

•                  our need to hire additional staff and lease additional space as part of our commercialization efforts for ferumoxytol;

•                  our ability to successfully obtain regulatory approvals for our products, including our ability to satisfy the conditions specified by the FDA for approval of Combidex;

•                  the magnitude of product sales and royalties; and

•                  the costs involved in filing, prosecuting and enforcing patent claims.

Since the beginning of fiscal 2005, we have invested in U.S. Treasury Notes and U.S. Treasury Bills.  As of December 31, 2005, the maturities of these investments ranged from five to forty-six days.  In addition, we maintain most of our surplus cash primarily in money market funds classified as cash equivalents.  A significant decline in value of these money market funds would result in a substantial reduction in our total assets and cash available for daily operations.  We have limited insurance protection for these money market accounts available through the Securities Investor Protection Corporation, or SIPC.

Cash and cash equivalents (which consist of cash on hand, money market funds and U.S. Treasury Bills having an original maturity of less than three months) and short-term investments consisted of the following:

	December 31,	September 30,
	2005	2005	$ Change	% Change
Cash and cash equivalents	$7,719,014	$11,332,088	$(3,613,074)	-32%
Short-term investments	12,388,875	12,395,210	(6,335)	0%
Total cash, cash equivalents and investments	$20,107,889	$23,727,298	$(3,619,409)	-15%

The decrease in cash and cash equivalents as of December 31, 2005 compared to September 30, 2005 is primarily the result of our use of cash to fund operating activities.  As of December 31, 2005, we believe that our cash, cash equivalents, and short-term investments, combined with cash we currently expect to receive from other sources, will be sufficient to satisfy our future cash flow needs for at least the next ten months, including projected operating expenses and research and development costs related to Phase III clinical trials for ferumoxytol as an iron replacement therapeutic.  If necessary, we believe we could reduce operating expenses, which, combined with existing working capital and cash flows from future operations, will be sufficient to fund operations for at least the next twelve months.  In order to fund our short-term cash flow needs we will consider various financing alternatives, including possible future strategic partnerships or additional equity or debt financing.  These financing arrangements may not be available to us on terms or within a timeframe acceptable to us, if at all.  Our inability to raise additional capital on terms and within a timeframe acceptable to us in the next several months could force us to dramatically reduce our expenses and delay, scale back or eliminate certain of our activities and operations, including our research and development activities, any of which could have a material adverse effect on our business, financial condition and results of operations.

We filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on December 21, 2004.  Under this registration statement, we may offer and sell, from time to time, up to $50 million of common stock, preferred stock and warrants.  We offered and sold an aggregate of approximately $17.1 million of common stock and warrants in June 2005.  As a result, we may offer and sell up to an additional $32.9 million of common stock, preferred stock and warrants under the shelf registration statement going forward, so long as we remain eligible to use Form S-3 in accordance with SEC rules.  The proceeds from the June 2005 financing were invested in U.S. Treasury Bills and money market funds and are being and will be used to fund our clinical development programs, including our continued development of ferumoxytol as an iron replacement therapeutic, and for general working capital purposes.  Unless otherwise described in a prospectus supplement, we expect to use the net proceeds from any sale of the offered securities for general corporate purposes, which may include, but are not limited to, working capital, ongoing research and development activities, and capital expenditures.  Pending any specific utilization, the proceeds from any sale of offered securities may be invested in a manner designed to ensure levels of liquidity which correspond to our current and foreseeable cash needs.  Such investments may include, but not be limited to, short-term investments, including government notes and/or bills, or other interest-bearing investments.  There is no assurance that we will be able to sell additional securities pursuant to the registration statement on acceptable terms and within a timeframe acceptable to us, if at all.  This Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.  The offering of the securities will be made only by means of a prospectus.

Net cash used in operating activities was $3,711,833 in the three months ended December 31, 2005 compared to net cash used in operating activities of $3,079,145 in the three months ended December 31, 2004.  Cash received during the three months ended December 31, 2005 included $402,855 from customers, $47,819 of royalty payments from our distribution and marketing partners and $99,647 from interest income associated with our investments in various U.S. Treasury Notes, U.S. Treasury Bills and money market funds.  Cash used in operating activities during the three months ended December 31, 2005 included $4,262,153 paid to suppliers and employees primarily in connection with our operating and research and development activities.  Cash received from sales to our marketing partners increased as a result of increased cash collections in the three months ended December 31, 2005 as compared to the same period in the prior fiscal year.  The increase in cash paid to suppliers and employees in the three months ended December 31, 2005, as compared to the same period last year, was principally due to cash outlays for increased regulatory fees, wage and benefits costs, and fees paid to third-party contract research and development service providers associated with our ongoing clinical trial activities.  We anticipate cash used in operating activities will increase over current levels based on continued increases in research and development expenses related to the conduct of Phase III clinical trials for ferumoxytol as an iron replacement therapeutic, expenses associated with additional clinical trials we may have to conduct in connection with our NDA submission for ferumoxytol, and expected increases in selling, general and administrative expenses, including costs related to compliance with corporate governance requirements.  Cash used in operating activities could also increase if we hire additional staff and lease additional office space in connection with our ongoing efforts to commercialize ferumoxytol as an iron replacement therapeutic.

We expect to continue to incur substantial research and development cash expenditures, including costs related to ongoing and future clinical studies, in order to commercialize our product candidates based on our core superparamagnetic iron oxide nanoparticle technology, including ferumoxytol as an iron replacement therapeutic.  We expect quarter-over-quarter research and development expenses to increase over approximately the next four quarters and to remain at high levels for approximately the next six quarters as a result of increased patient enrollment costs and fees associated with our third party contract research and development service providers in connection with our Phase III clinical trials for ferumoxytol as an iron replacement therapeutic and the costs associated with any additional studies we may need to conduct as part of our NDA submission for ferumoxytol.

In addition to our internal research and development costs, we currently estimate that the future cash expenditures of the external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic will be in the range of approximately $16 to $18 million over approximately the next 18 months.  These external costs could increase, however, if we experience significant delays in our clinical program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third party contract research and development service providers, or deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we experience a delay in the submission of our NDA for ferumoxytol as an iron replacement therapeutic.  Any such delay would also delay the commercialization of ferumoxytol as an iron replacement therapeutic.  We currently plan to submit the NDA for ferumoxytol as an iron replacement therapeutic to the FDA in mid calendar year 2007.  This submission could also be delayed if we experience delays in any one of our Phase III clinical trials.  Also, until we complete our evaluation of existing clinical studies and meet with the FDA to discuss next steps, we cannot predict with certainty the timing or cost of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all.

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

Cash used in investing activities was $27,069 in the three months ended December 31, 2005 compared with cash used in investing activities of $132,935 in the three months ended December 31, 2004.  The reduced level of capital expenditures in the three months ended December 31, 2005 as compared to the same period last year was due to the substantial completion of our efforts to upgrade laboratory, production and computer equipment.  Capital expenditures in the three months ended December 31, 2004 included equipment associated with our manufacturing scale-up of ferumoxytol.  We expect our capital expenditures for fiscal 2006 to increase due to the lease of additional office space for additional staff to be hired in connection with our ongoing efforts to commercialize ferumoxytol as an iron replacement therapeutic.

Cash provided by financing activities from the issuance of our common stock, as a result of the cash exercise of stock options, during the fiscal quarters ended December 31, 2005 and 2004 was $125,828 and $155,782, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2005, warrants to purchase 261,780 shares of common stock, issued in July 2003 at an exercise price of $15.50 per share, and warrants to purchase 359,999 shares of common stock, issued in June 2005 at an exercise price of $13.00 per share were outstanding.  As of December 31, 2005, we did not have any other off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Recent Developments

On January 25, 2006, Cytogen filed a lawsuit against us in Massachusetts Superior Court.  The complaint includes claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment and relates to a license and marketing agreement entered into in August 2000 between us and Cytogen granting Cytogen certain rights to Combidex and to ferumoxytol for oncology imaging applications only.  We believe the lawsuit has no merit and plan to conduct a vigorous defense of the claims set forth in the complaint.

At our Annual Meeting of Stockholders held on February 7, 2006, proposals to (1) amend and restate our 2000 Stock Plan to, among other things, increase the number of shares of our common stock that may be issued under the plan by 1,000,000 to 2,000,000, and (2) amend our Certificate of Incorporation, as amended, increasing the number of shares of our common stock authorized thereunder from 15,000,000 to 25,000,000, were approved by a vote of our stockholders.

Recently Issued Accounting Pronouncements and Proposals

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

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1 “The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments”.  This pronouncement addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The adoption of the provisions of this pronouncement did not have a material impact on our financial position or results of operations.

In January 2006, the FASB issued proposed Statement of Financial Accounting Standards “The Fair Value Option for Financial Assets and Liabilities”.  This proposed Statement would create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as those changes occur.  An entity would be permitted to elect the fair value option at initial recognition of a financial asset or financial liability or upon an event that gives rise to new-basis accounting for that item.  The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”.  This pronouncement clarifies existing accounting guidance to require that options or similar instruments be classified as liabilities if an entity can be required under any circumstance to settle the option or instrument by transferring cash or other assets.  The adoption of the provisions of this pronouncement is not expected to have a material impact on our financial position or results of operations.

Certain Factors That May Affect Future Results

The following is a summary description of some of the material risks and uncertainties that may affect our business, including our future financial and operational results. In addition to the other information in this Quarterly Report on Form 10-Q, the following statements should be carefully considered in evaluating us.

We cannot predict the results and progress of our clinical trials for ferumoxytol as an iron replacement therapeutic, and our ability to successfully complete the development of ferumoxytol as an iron replacement therapeutic is uncertain.

The development of new pharmaceutical products is highly uncertain and subject to a variety of inherent risks of failure.  For example, ferumoxytol may be found to be unsafe, to have harmful side effects on humans, to be ineffective or may otherwise fail to meet regulatory standards or receive necessary regulatory approvals.  Before obtaining regulatory approvals for the commercial sale of ferumoxytol, we must demonstrate through extensive pre-clinical testing and human clinical trials that ferumoxytol is safe and efficacious.  Ferumoxytol as an iron replacement therapeutic is currently in Phase III multi-center clinical studies.  If ferumoxytol as an iron replacement therapeutic fails in Phase III clinical trials or our Phase III clinical trials do not demonstrate sufficient safety and efficacy of ferumoxytol as an iron replacement therapeutic, we will be unable to obtain regulatory approval for, and market, ferumoxytol as an iron replacement therapeutic, thereby reducing our potential future revenues and adversely impacting the future prospects for our business.  Our results from pre-clinical testing and early clinical trials of ferumoxytol as an iron replacement therapeutic may not be predictive of results obtained in subsequent human clinical trials.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development.  We cannot be sure that the data obtained from our Phase III clinical trials for ferumoxytol as an iron replacement therapeutic will support the indication we are seeking or demonstrate sufficient safety and efficacy to obtain regulatory approvals.

Our ability to complete our clinical trials for ferumoxytol as an iron replacement therapeutic in a timely and cost-effective manner is also subject to a number of uncertainties, many of which are out of our control.  For example, the completion rate of our clinical trials depends, in large part, on patient enrollment.  We rely on third-party clinical trial sites to find suitable patients for our clinical trial programs for ferumoxytol as an iron replacement therapeutic.  If these third parties do not find suitable patients in the timeframe for which we have planned, we will not be able to complete our clinical trials according to our expected schedule. Any such delays could result in an increase in development costs for ferumoxytol as an iron replacement therapeutic, a delay in making regulatory submissions, and a delay in the commercialization of our iron replacement therapy product, thereby significantly impairing or delaying our ability to generate future revenues from sales of ferumoxytol as an iron replacement therapeutic and adversely impacting the future prospects for our business.

In addition, clinical trials are often conducted with patients in the most advanced stages of disease.  During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to the investigational product being tested, but which can nevertheless adversely affect clinical trial results for ferumoxytol as an iron replacement therapeutic or approvals by the U.S. Food and Drug Administration, or the FDA.  Any unexpected results from our clinical sites for ferumoxytol as an iron replacement therapeutic could hinder our ability to complete our Phase III studies in a timely manner, if at all.

If we are unable to fund any of our clinical studies or complete the regulatory review and approval process for ferumoxytol as an iron replacement therapeutic with our existing cash and cash generated from operations, we will need to seek other sources of financing or alternative strategic arrangements which may not be available on acceptable terms or on an acceptable timeframe, if at all.  If we are unable to obtain such alternate financing on terms acceptable to us or within a timeframe acceptable to us, or to enter into other strategic arrangements, we may be forced to curtail our development activities with respect to ferumoxytol as an iron replacement therapeutic.

As a result of these and other risks and uncertainties, our development program for ferumoxytol as an iron replacement therapeutic may not be completed successfully.  Any delays or failures in the development of ferumoxytol as an iron replacement therapeutic will delay or prevent generation of revenue from such product candidate, will negatively impact our ability to generate positive cash flow and become profitable, and adversely impact the future prospects for our business.

The successful completion of our clinical trials for ferumoxytol as an iron replacement therapeutic depends, in part, on the performance of third-party contract research and development service providers.

We rely on third-party contract research organizations for a variety of activities in our iron replacement therapy development program, including monitoring of our clinical sites, collection and analysis of data, drafting study reports and assisting in regulatory submissions.  We also rely on third-party service providers in our iron therapy replacement development program for clinical laboratory testing and randomization of clinical trial subjects. In addition to our internal research and development costs, we currently estimate that the future cost of the external efforts necessary to complete development of ferumoxytol as an iron replacement therapeutic will be in the range of approximately $16 to $18 million over approximately the next 18 months.  These external costs could increase, however, if we experience significant delays in our clinical development program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third-party contract research and development service providers, or any deficiencies in the design or oversight of these studies by us, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA for ferumoxytol as an iron replacement therapeutic. Any such delay would also delay the commercialization of ferumoxytol as an iron replacement therapeutic.  In addition, if any of these third-party contract research and development service providers should fail to perform or should perform inadequately or in violation of current Good Clinical Practices, our regulatory submissions could be delayed or the data in support of such submissions tainted, which could negatively impact the timing or possibility of obtaining regulatory approval for ferumoxytol as an iron replacement therapeutic.  Such delays could also result in increased costs associated with our iron replacement therapy development program.  Any delay in, or failure to obtain regulatory approval of, ferumoxytol as an iron replacement therapeutic in a timely manner would significantly impair or delay our ability to generate future revenues from product sales and adversely impact the future prospects for our business.

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

In 2004, we initiated Phase III multi-center clinical studies for one of our product candidates, ferumoxytol, for use as an iron replacement therapeutic.  Before applying for FDA approval to market ferumoxytol for use as an iron replacement therapeutic, large-scale Phase III human clinical trials that demonstrate the safety and efficacy of ferumoxytol as an iron replacement therapeutic to the satisfaction of the FDA and other regulatory authorities must be completed.  These clinical trials, and the support from third-party contract research and development service providers necessary for us to conduct them, will entail the expenditure of significant corporate resources, both financial and managerial.  We may not be able to successfully complete these clinical trials for ferumoxytol iron replacement therapy, or, if completed, we may not obtain the desired results or, even if we do, we may not be able to obtain regulatory approval or obtain regulatory approval of the desired scope.

Clinical testing of pharmaceutical products is itself subject to approvals by various governmental regulatory authorities.  We conduct our Phase III clinical trials for ferumoxytol as an iron replacement therapeutic in accordance with specific protocols, which are filed with the FDA or other relevant authorities.  We may not be permitted by regulatory authorities to continue these clinical trials, or we may be required to revise our protocols during the course of these clinical trials, if such protocols are not approved or if the FDA determines that there are flaws in the design of the protocols or the trials during the course of the studies.  Any deficiency in the design or oversight of our Phase III clinical studies by us could delay or prevent us from obtaining regulatory approval and could significantly increase the costs of such clinical trials and negatively affect our future prospects and stock price.  We may also be required to demonstrate that ferumoxytol as an iron replacement therapeutic represents an improved form of treatment over existing therapies in order to receive regulatory approval and we may be unable to do so without conducting further clinical studies, if at all.  If, upon completion of our current Phase III clinical trial program, we need to perform additional studies, we could incur significant additional costs and experience significant delays in our efforts to obtain regulatory approval for ferumoxytol as an iron replacement therapeutic.  Any such requirement could also result in delays in, or the prevention of, our ability to make regulatory submissions and delays in, or the prevention of, the commercialization of our products.  Any such delays would significantly impair or delay our ability to generate future revenues from product sales of ferumoxytol as an iron replacement therapeutic and adversely impact the future prospects for our business.

We recently completed exploratory Phase II clinical trials of ferumoxytol for use as a contrast agent in magnetic resonance imaging, or MRI.  We plan to evaluate the data from these Phase II studies to determine the appropriate regulatory strategy, if any, for a Phase III development program for ferumoxytol in MRI.  However, given the priority we are placing on completion of the Phase III development program for ferumoxytol as an iron replacement therapeutic, we do not currently possess the financial or human resources necessary to conduct Phase III clinical trials for ferumoxytol as a contrast agent in MRI, and we may not be able to advance the ferumoxytol MRI program in the near future.

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

In March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions.  Due to our limited resources and the priority we are placing on completion of the Phase III development program for ferumoxytol as an iron replacement therapeutic, we do not currently intend to sponsor additional clinical studies for Combidex in the near future.  However, we are reviewing and evaluating existing studies, including studies sponsored by our European partner, Guerbet, to determine whether such studies will address the concerns raised by the FDA in the March 2005 approvable letter.  Until we complete our evaluation of these studies and meet with the FDA to discuss next steps, we cannot predict with certainty the timing or costs of the efforts that would be necessary to satisfy the conditions specified for approval of Combidex in the approvable letter, or our ability to complete those efforts in a timely or cost-effective manner, if at all.  Although we have received an approvable letter from the FDA, final approval of Combidex remains subject to the satisfaction of certain conditions imposed by the FDA and final labeling must be resolved.  We may be unable to address the conditions imposed in the March 2005 approvable letter to the satisfaction of the FDA, or we may be unable to satisfy these conditions in a timely manner and/or without the expenditure of significant additional resources, both financial and managerial.  If we are unable to successfully address the concerns of the FDA in a timely manner, the NDA for Combidex may not be approved, or, if approved, may be approved for a limited or truncated indication.  If we are unable to obtain approval or are unable to obtain approval for our requested indication or if the FDA recommends labeling that imposes limitations on the use of Combidex, our partners’ ability to market the product to the medical community may be prevented or hindered.  Any failure to successfully market and sell Combidex or any delay in these efforts would significantly impair or delay our ability to generate future revenues from product sales of Combidex, reduce the amount of cash generated from operations available to fund research and development or other activities and adversely impact the future prospects for our business.

We will need additional capital to achieve our business objectives.

We have expended and will continue to expend substantial funds to complete the research, development, clinical trials, regulatory approvals and other activities necessary to achieve final commercialization of our product candidates, ferumoxytol as an iron replacement therapeutic and Combidex.  In particular, we anticipate that the high levels of expenditures related to our research and development activities will continue due to the conduct of Phase III clinical studies for ferumoxytol as an iron replacement therapeutic and that our cash-burn rate will continue to increase in the near term.  Our near- and long-term capital requirements will also depend on additional factors, including, but not limited to,

•                  the progress of, and our ability to successfully complete, clinical trials for ferumoxytol as an iron replacement therapeutic in a timely manner and within our projected budget;

•                  our ability to raise additional capital on terms and within a timeframe acceptable to us;

•                  our ability to establish additional development and marketing arrangements or to enter into alternative strategic relationships;

•                  our need to hire additional staff and lease additional space as part of our commercialization efforts for ferumoxytol;

•                  our ability to successfully obtain regulatory approvals for our products, including our ability to satisfy the conditions specified by the FDA for approval of Combidex;

•                  the magnitude of product sales and royalties; and

•                  the costs involved in filing, prosecuting and enforcing patent claims.

We estimate that our existing cash resources, combined with cash we currently expect to receive from other sources, will be sufficient to finance our operations, including projected operating expenses and research and development costs related to Phase III clinical trials for ferumoxytol as an iron replacement therapeutic, for at least the next ten months.  Thereafter, we will require additional funds or need to establish alternative strategic arrangements to continue our research and development activities, including our iron replacement therapy development program, to prepare for submission for regulatory approval for ferumoxytol as an iron replacement therapeutic, to conduct future clinical trials for ferumoxytol in new indications and to market and sell our products.  However, if necessary, we believe we could reduce operating expenses, which, combined with existing working capital and cash flows from future operations, will be sufficient to fund operations for at least the next twelve months.  We may seek needed funding through arrangements with collaborative partners or through public or private equity or debt financings.  We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.  Any additional equity financings or alternative strategic arrangements would likely be dilutive to our stockholders.  In addition, the terms of any debt financing could greatly restrict our ability to raise additional capital and may provide rights and preferences to the investors in any such financing which are not available to current stockholders.  Our inability to raise additional capital on terms and within a timeframe acceptable to us in the next several months could force us to dramatically reduce our expenses and delay, scale back or eliminate certain of our activities and operations, including our research and development activities, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our operating results will likely fluctuate so you should not rely on a good or bad quarter to predict how we will perform over time.

Our future operating results will likely vary from quarter to quarter or from year to year depending on a number of factors including:

• the timing and magnitude of external research and development expenses, in particular, those related to our Phase III clinical trials for ferumoxytol as an iron replacement therapeutic;

• the variable nature of our product sales to our marketing partners and the batch size in which our products are manufactured;

• uneven demand for our products by end users which affects the royalties we receive from our marketing partners;

• the magnitude of future non-cash accounting charges we expect to record to expense in a given period as a result of  our adoption of Statement of Financial Accounting Standards No. 123R or SFAS 123R;

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

The market price of our common stock has been, and may continue to be, volatile.  This price has ranged between $6.00 and $24.25 in the fifty-two week period through February 10, 2006.  The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and life sciences sector, which have often been unrelated to the operating performance of particular companies.  Various factors and events, including announcements by us or our competitors concerning results of regulatory actions, technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, or public concern regarding the safety of products developed by us or others, may have a significant impact on the market price of our common stock.  Thus, as a result of events both within and beyond our control, our stock price could fluctuate significantly or lose value rapidly.  As of February 10, 2006, our shares had an average 90 calendar day trading volume of approximately 65,000 shares.  Bulk sales or substantial purchases of our stock in a short period of time could cause the market price for our shares to decline or fluctuate drastically.

We have a limited number of customers and are dependent on our collaborative relationships.

Our strategy for the development, commercialization and marketing of our product candidates in the past has been to enter into strategic relationships with various corporate partners, licensees and other collaborators.  We rely on a limited number of marketing and distribution partners to market and sell our approved products, Feridex I.V.® and GastroMARK®, both in the United States and in foreign countries, and we depend on these strategic partners for a significant portion of our revenue.  Two companies were responsible for approximately 78% of our revenue during the three months ended December 31, 2005.  Berlex Laboratories, Inc. represented approximately 28% of our revenue and Guerbet represented approximately 50% of our revenue in the three months ended December 31, 2005.  A decrease in revenue from any of our significant marketing or distribution partners could seriously impair our overall revenues.  In some cases, we have granted exclusive rights to these partners.  If these partners are not successful in marketing our products, or if these partners fail to meet minimum sales requirements or projections, our ability to generate revenue would be substantially harmed.  For example, to date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners.  In addition, we might incur further costs in an attempt to enforce our contractual rights, renegotiate agreements, find new partners or market our own products.  In some cases, we are dependent upon some of our collaborators to manufacture and market our products.  We may not be able to derive any revenues from these arrangements.  If any of our collaborators breaches its agreement with us or otherwise fails to perform, such event could impair our revenue and impose additional costs on us.  In addition, many of our corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with competitors.  Given these and other risks, our current and future collaborative efforts may not be successful.  Failure of these efforts would materially adversely impact our ability to generate revenue from product sales, thereby decreasing the amount of cash from operations available to support our development efforts for ferumoxytol as an iron replacement therapeutic.

Due to the high cost of our research and development activities, in particular the cost of clinical trials for ferumoxytol as an iron replacement therapeutic, our inability to secure strategic partners or alternative strategic arrangements could limit our ability to continue developing ferumoxytol or force us to raise additional capital through alternative means which may not be available to us on acceptable terms or within an acceptable timeframe, if at all.  Any delay in, or termination of, any of our research and development projects due to insufficient funds resulting from lack of revenue from strategic partners or alternative capital raising or strategic arrangements would reduce our potential revenues and negatively impact our stock price.  In addition, if, in the future, we are unable to enter into collaborative agreements related to ferumoxytol in either iron replacement therapy or MRI, or choose not to enter into collaborative agreements, we would need to develop an internal sales and marketing department, including a direct sales force, or contract for these services from a third party, in order to market and sell ferumoxytol since we do not have the necessary sales and marketing expertise at this time.  If we are unable to successfully recruit and retain the necessary sales and marketing personnel, to obtain the financing to support these efforts, or to contract with third parties for these services on acceptable terms, if at all, our product marketing efforts and potential product launches would be delayed and the commercialization of ferumoxytol would be severely impaired.  Any delay in the product launch of ferumoxytol as an iron replacement therapeutic or MRI would delay any potential revenue from these product candidates.

We are dependent on a limited number of products and product candidates.

We have two products, Feridex I.V. and GastroMARK, currently approved for marketing and sale in the United States and in certain foreign jurisdictions.  Our only other products currently in our development pipeline, Combidex and ferumoxytol as an iron replacement therapeutic and as a contrast agent in MRI, are not yet approved for marketing or sale in the United States or in any other country.  Sales of Feridex I.V. and GastroMARK by our marketing partners have been at relatively low levels in recent years, and we expect sales of Feridex I.V. and GastroMARK will remain at current low levels overall.  We may not be able to obtain regulatory approval for Combidex or ferumoxytol as an iron replacement therapeutic or as a contrast agent in MRI in the United States or in any other country.  Even if approved, Combidex and ferumoxytol, in both iron replacement therapy and MRI, may fail to achieve market acceptance.  In this event, we do not currently have an alternative source of revenue or profits, other than Feridex I.V. and GastroMARK.  Any failure by us to obtain approval of Combidex or ferumoxytol as an iron replacement therapeutic or as a contrast agent in MRI will have a material adverse impact on our ability to generate additional revenues, our ability to achieve profitability, and on the future prospects for our business.

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

We are currently subject to litigation with one of marketing partners, the unfavorable outcome of which might have a material adverse effect on our business.

A lawsuit has been filed against us by one of our current marketing partners, Cytogen, alleging breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing relating to a licensing agreement entered into between Cytogen and us in 2000, as amended.  We believe the lawsuit has no merit and plan to conduct a vigorous defense of the claims set forth in the complaint.  We cannot, however, determine with certainty the outcome or resolution of these claims or the timing of their ultimate resolution.  In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims.  If the final resolution of any this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.

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

We have many competitors currently developing and or marketing intravenous iron replacement therapy products and MRI contrast agents, many of whom have substantially greater capital and other resources than we do and represent significant competition for us.  These companies may succeed in developing technologies and products that are more effective or less costly than any that we may develop, and may be more successful than we are in developing, manufacturing and marketing products.  In addition, our collaborators are not restricted from developing and marketing certain competing products and, as a result of certain cross-license agreements with our competitors (including one of our collaborators), our competitors will be able to utilize elements of our technology in the development of certain competing contrast agents.  We may not be able to compete successfully with these companies.  Additionally, further technological and product developments may make other iron replacement therapy products more competitive than ferumoxytol or other imaging modalities more compelling than MRI, and adversely impact sales of our iron replacement therapy and imaging products, respectively.

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

Because of the specialized nature of our business, we are highly reliant on our executive officers, senior scientists, regulatory professionals, clinical staff, and manufacturing and quality control personnel, including our Chief Executive Officer, Jerome Goldstein, and our President, Dr. Brian J.G. Pereira.  If we are unable to attract and retain qualified scientific, technical and regulatory personnel for the development activities conducted or sponsored by us, including our Phase III clinical trials for ferumoxytol as an iron replacement therapeutic, or we fail to hire qualified people or lose the services of our key personnel, our product development efforts could be delayed or curtailed.  If we fail to attract and retain key members of our manufacturing or quality control departments, our ability to manufacture our products, or to manufacture our products in a timely and cost-effective manner, could be hindered and our product sales and development efforts delayed.  Furthermore, our expected expansion into areas and activities requiring additional expertise, such as late-stage clinical development and marketing and sales, will require the addition of new management personnel and the development of additional expertise by existing management personnel, which would increase our projected research and development costs and accelerate our need for additional financing.  There is intense competition for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business.  The failure to attract and retain such personnel or to develop such expertise could impose significant limits on our business operations and hinder our ability to successfully and efficiently complete our development projects.

We lack marketing and sales experience.

We have limited experience in marketing and selling our products and rely on our corporate partners to market and sell Feridex I.V. and GastroMARK and have agreed to permit Cytogen to do so, pending FDA approval, for Combidex.  In order to achieve commercial success for ferumoxytol as an iron replacement therapeutic or MRI, we will have to develop a marketing and sales force or enter into arrangements with others to market and sell our products.  If we choose to market and sell ferumoxytol as an iron replacement therapeutic or MRI ourselves, we may encounter difficulties in attracting and retaining qualified marketing and sales personnel.  In addition, in order to establish our own marketing and sales force, we would have to raise substantial amounts of additional capital to support the costs associated with such an effort.  We may not be able to secure such additional financing on terms or within a timeframe acceptable to us, if at all.  If we fail to raise the necessary capital, or choose not to market and sell ferumoxytol as an iron replacement therapeutic or MRI ourselves, we may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all.  Furthermore, whether we market and sell ferumoxytol as an iron replacement therapeutic or MRI ourselves or through marketing and sales arrangements, we, or our corporate partners, may not be successful in marketing and selling these or any of our other products.

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

To date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners, and these products have not achieved broad market acceptance.  Feridex I.V. and GastroMARK, approved in 1996 and 1997, respectively, represented an alternative technology platform for physicians to adopt in MRI.  Feridex I.V. sales have decreased from their peak based on changes in MRI technology and competition in the market, and we expect product sales of Feridex I.V. to remain at current low levels overall.  Combidex, if approved, will represent a shift in the diagnostic process that physicians could use to stage and monitor cancer patients that may not be adopted by physicians.  In addition, ferumoxytol, if approved as an iron replacement therapeutic, will represent an alternative to existing products or procedures that might not be adopted by the medical community.  If our approved products or future products are not adopted by physicians, revenues will be delayed or fail to materialize, and our ability to achieve profitability will be significantly adversely effected.

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

We manufacture bulk Feridex I.V. and GastroMARK, as well as Feridex I.V. finished product, for sale by our marketing partners, Combidex bulk product for use in clinical trials and ferumoxytol for use in human clinical trials, in our Cambridge, MA manufacturing facility.  Pending FDA approval, we intend to manufacture Combidex formulated drug product in bulk at our manufacturing facility as well.  This facility is subject to current Good Manufacturing Practices regulations prescribed by the FDA, or cGMP.  We may not be able to continue to operate at commercial scale in compliance with cGMP regulations.  Failure to operate in compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could delay our development efforts and impede product sales due to the unavailability of our products and product candidates.  In addition, we are dependent on contract manufacturers for the final production of Combidex and do not currently have any long-term contracts in place with any third-party manufacturers to conduct this work.  In the event that we are unable to arrange final manufacturing for Combidex, we will not be able to develop and commercialize this product as planned.  Additionally, we may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP regulations and other regulatory requirements.  Furthermore, such manufacturers may not be able to deliver required quantities of product that conform to specifications in a timely manner.

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

Until we or our marketing partners obtain the required regulatory approvals for ferumoxytol as an iron replacement therapeutic or for Combidex in any specific foreign country, neither we nor our marketing partners will be able to sell these product candidates in that country.  International regulatory authorities have imposed numerous and varying regulatory requirements, and the approval procedures could involve testing in addition to that required by the FDA.  Furthermore, approval by one regulatory authority does not ensure approval by any other regulatory authority.  In addition, in some cases, we are dependent upon some of our collaborators to conduct clinical testing and to obtain regulatory approvals.  We, or our collaborators, may not be able to obtain final regulatory approvals for ferumoxytol as an iron replacement therapeutic or for Combidex, or any other products developed by us, in foreign countries.  Any failure to obtain the necessary governmental approvals or failure to obtain approvals of the scope requested could delay, and may preclude us or our licensees or other collaborators from marketing, our product candidates or limit the commercial use of our product candidates in these foreign jurisdictions.  Alternatively, foreign regulatory approvals may entail limitations on the indicated uses of our product candidates and impose labeling requirements which may also adversely impact our ability to market our product candidates.

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

Moreover, patents issued to us may be contested or invalidated.  Future patent interference proceedings involving either our patents or patents of our licensors may harm our ability to commercialize our products.  Claims of infringement or violation of the proprietary rights of others may be asserted against us.  If we are required to defend against such claims or to protect our own proprietary rights against others, it could result in substantial costs to us and distraction of our management.  An adverse ruling in any litigation or administrative proceeding could prevent us from marketing and selling our products, limit our development of our product candidates or harm our competitive position and result in additional significant costs.  In addition, any successful claim of infringement asserted against us could subject us to monetary damages or injunction preventing us or our marketing partners from making or selling products.  We also may be required to obtain licenses to use the relevant technology.  Such licenses may not be available on commercially reasonable terms, if at all.

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

We maintain product liability insurance coverage for claims arising from the use of our products and product candidates in clinical trials and commercial use.  However, coverage is becoming increasingly expensive and costs may continue to increase significantly particularly as our Phase III clinical trial activities for ferumoxytol as an iron replacement therapeutic continue, and we may not be able to maintain insurance at a reasonable cost.  Furthermore, our insurance may not provide sufficient coverage amounts to protect us against liability that could deplete our capital resources.  We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future.  Our insurance coverage and our resources may not be sufficient to satisfy any liability or cover costs resulting from product liability claims.  A product liability claim or series of claims brought against us could reduce or eliminate our resources, whether or not the plaintiffs in such claims ultimately prevail.  In addition, pursuant to our certificate of incorporation, by-laws and contractual agreements with our directors, and in order to attract competent candidates, we are obligated to indemnify our officers and directors against certain claims arising from their service to us.  We maintain directors and officers’ liability insurance to cover such potential claims against our officers and directors.  However, this insurance may not be adequate for certain claims and deductibles apply.  As a result of our indemnification obligations and in instances where insurance coverage is not available or insufficient, any liability claim or series of claims brought against our officers or directors could deplete or exhaust our resources, regardless of the ultimate disposition of such claims.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

For the quarter ended December 31, 2005, we continued to invest a significant amount of our surplus cash in U.S. Treasury Bills classified as held-to-maturity which are, as a result, recorded at amortized cost.  As of December 31, 2005, two of our investments were classified as held-to-maturity and, as a result, was recorded at amortized cost.  The other investment, a $4,525,000 U. S. Treasury Note which matures on February 15, 2006, was recorded as available-for-sale and was marked-to-market during the quarters ended March 31, June 30, 2005 and September 30, and December 31, 2005, to reflect a temporary decline in value which was recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.”  As of December 31, 2005, the maturities of these investments ranged from five to forty-six days.  On January 5, 2006, proceeds from a maturing $3,200,000 U. S. Treasury Bill were reinvested in a $3,200,000 U. S. Treasury Bill which matures on April 6, 2006.  On January 26, 2006, proceeds from a maturing $8,000,000 U. S. Treasury Bill were reinvested in an $8,000,000 U. S. Treasury Bill maturing on February 23, 2006.  These investments are subject to interest rate risk and will fall in value if market interest rates increase.  However, even if market interest rates for comparable investments were to increase immediately and uniformly by 10% from levels at December 31, 2005, we estimate that the fair value of these investments would decline by an immaterial amount.

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

PART II.                                                OTHER INFORMATION

Item 1.  Legal Proceedings

A lawsuit has been filed against us by one of our current marketing partners, Cytogen, alleging breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing relating to a licensing agreement entered into between Cytogen and us in 2000, as amended.  We believe the lawsuit has no merit and plan to conduct a vigorous defense of the claims set forth in the complaint.  We cannot, however, determine with certainty the outcome or resolution of these claims or the timing of their ultimate resolution.  In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims.  If the final resolution of any this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.

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

ADVANCED MAGNETICS, INC.

Date:	February 13, 2006	By	/s/ Jerome Goldstein
Jerome Goldstein, Chairman of the Board of Directors, Chief Executive Officer and Treasurer

Date:	February 13, 2006	By	/s/ Michael N. Avallone
Michael N. Avallone, Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.