Form 10-Q
period 2006-03-31
ADVANCED MAGNETICS INC
filed 2006-05-11
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from                           to

Commission File #0-14732

ADVANCED MAGNETICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2742593
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

125 CambridgePark Drive, 6th Floor,	02140
Cambridge, MA
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 498-3300

61 Mooney Street,	02138
Cambridge, MA
(Former Address of Principal Executive Offices)	(Zip Code)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 10, 2006, 11,691,421 shares of registrant’s common stock (par value $.01 per common share) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

ADVANCED MAGNETICS, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2006 AND SEPTEMBER 30, 2005
(Unaudited)

	March 31, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$32,735,107	$11,332,088
Short-term investments	17,821,913	12,395,210
Accounts receivable - trade	252,359	—
Inventories	377,068	367,788
Prepaid expenses and interest receivable	674,930	444,255
Total current assets	51,861,377	24,539,341
Property, plant and equipment:
Land	360,000	360,000
Building and improvements	4,807,996	4,723,496
Laboratory equipment	7,368,584	7,290,967
Furniture and fixtures	1,168,022	910,847
Total property, plant and equipment	13,704,602	13,285,310
Less - accumulated depreciation	(9,647,293)	(9,532,669)
Net property, plant and equipment	4,057,309	3,752,641
Other assets - restricted cash	15,603	—
Total assets	$55,934,289	$28,291,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,145,586	$886,190
Accrued expenses	2,179,279	1,327,556
Deferred revenue	1,058,354	1,114,183
Total current liabilities	4,383,219	3,327,929
Long-term liabilities:
Deferred revenue and rent expense	2,188,812	2,584,894
Total liabilities	6,572,031	5,912,823

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share, 25,000,000 shares authorized at March 31, 2006 and 15,000,000 shares authorized at September 30, 2005; 11,599,435 shares issued and outstanding at March 31, 2006 and 9,878,354 shares issued and outstanding at September 30, 2005	115,994	98,784
Additional paid-in capital	108,584,388	72,326,602
Accumulated deficit	(59,338,124)	(49,988,961)
Accumulated other comprehensive loss	—	(57,266)
Total stockholders’ equity	49,362,258	22,379,159
Total liabilities and stockholders’ equity	$55,934,289	$28,291,982

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
MARCH 31, 2006 AND 2005
(Unaudited)

	Three-Month Period Ended March 31,		Six-Month Period Ended March 31,
	2006	2005	2006	2005
Revenues:
License fees	$229,026	$374,439	$452,621	$808,878
Royalties	78,767	49,577	126,585	116,577
Product sales	405,970	188,475	798,911	709,300
Total revenues	713,763	612,491	1,378,117	1,634,755

Costs and expenses:
Cost of product sales	51,156	54,194	173,272	149,129
Research and development expenses	4,069,452	3,044,756	7,140,420	5,577,129
Selling, general and administrative expenses	1,983,101	918,318	3,844,039	1,925,204
Total costs and expenses	6,103,709	4,017,268	11,157,731	7,651,462

Operating loss	(5,389,946)	(3,404,777)	(9,779,614)	(6,016,707)

Other Income:
Interest income	255,515	68,942	430,451	131,760

Net loss	$(5,134,431)	$(3,335,835)	$(9,349,163)	$(5,884,947)

Loss per share - basic and diluted:	$(0.50)	$(0.42)	$(0.92)	$(0.73)

Weighted average shares outstanding used to compute loss per share:
Basic and diluted	10,334,042	8,028,954	10,107,692	8,006,929

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
MARCH 31, 2006 AND 2005
(Unaudited)

	Three-Month Period Ended March 31,		Six-Month Period Ended March 31,
	2006	2005	2006	2005

Net loss	$(5,134,431)	$(3,335,835)	$(9,349,163)	$(5,884,947)
Other comprehensive loss:
Unrealized gains (losses) on securities	19,390	(65,596)	57,266	(65,596)
Comprehensive loss	$(5,115,041)	$(3,401,431)	$(9,291,897)	$(5,950,543)

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED
MARCH 31, 2006 AND 2005
(Unaudited)

	Six-Month Periods Ended March 31,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$906,157	$694,464
Cash paid to suppliers and employees	(7,898,303)	(6,876,090)
Interest received	396,656	222,532
Royalties received	126,585	166,152
Net cash used in operating activities	(6,468,905)	(5,792,942)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	12,386,160	4,935,000
Purchase of investments	(17,821,913)	(4,904,237)
Capital expenditures	(456,894)	(292,491)
Net cash used in investing activities	(5,892,647)	(261,728)

Cash flows from financing activities:
Proceeds from the cash exercise of stock options	1,497,067	428,743
Proceeds from the cash exercise of warrants	608,638	—
Net proceeds from the issuance of common stock	31,658,866	—
Net cash provided by financing activities	33,764,571	428,743

Net increase (decrease) in cash and cash equivalents	21,403,019	(5,625,927)
Cash and cash equivalents at beginning of the period	11,332,088	9,391,363
Cash and cash equivalents at end of the period	$32,735,107	$3,765,436

Supplemental data:
Non-cash financing activities:
Non-cash stock option exercises	$258,752	$100,976
Non-cash warrant exercises	$5,221,213	$—

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.
RECONCILIATION OF NET LOSS
TO NET CASH USED IN OPERATING ACTIVITIES
FOR THE SIX-MONTH PERIODS ENDED
MARCH 31, 2006 AND 2005
(Unaudited)

	Six-Month Periods Ended March 31,
	2006	2005
Net loss	$(9,349,163)	$(5,884,947)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	152,226	118,890
Non-cash expense associated with non-employee stock options	322,753	3,116
Non-cash expense associated with employee stock options and restricted stock units	2,187,747	—
Amortization of premiums on purchased investments	66,316	96,337
Changes in operating assets and liabilities:
Accounts receivable - trade	(252,359)	(141,471)
Inventories	(9,280)	96,896
Prepaid expenses and interest receivable	(230,675)	92,996
Accounts payable and accrued expenses	1,111,119	634,120
Deferred revenue and rent expense, net	(451,986)	(808,878)
Other assets - restricted cash	(15,603)	—
Total adjustments	2,880,258	92,005
Net cash used in operating activities	$(6,468,905)	$(5,792,942)

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

A.            Summary of Accounting Policies

Business

Founded in November 1981, Advanced Magnetics, Inc., a Delaware corporation, is a developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products. We are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds to treat anemia as well as novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease. We have two approved products, Feridex I.V.® and GastroMARK®, and we have two product candidates, ferumoxytol and Combidex®. Ferumoxytol, the key product in our development pipeline, is currently in Phase III multi-center clinical trials for use as an intravenous (IV) iron replacement therapeutic in chronic kidney disease patients, whether or not on dialysis. Combidex is our investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, or MRI, to aid in the differentiation of cancerous from normal lymph nodes. Feridex I.V., our liver contrast agent, is approved and marketed in Europe, the United States and other countries. GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is also approved and marketed in Europe, the United States and other countries.

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

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, or SEC, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Interim results are not necessarily indicative of the results of operations for the full year. These interim financial statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

Stock-Based Compensation

We have several stock-based compensation plans. On October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board, or the FASB, and the SEC Staff Accounting Bulletin 107, or SAB 107, associated with the accounting for the share-based compensation arrangements of our employees and certain directors, including our Employee Stock Purchase Plan. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. We adopted SFAS 123R using the modified prospective method in the first quarter of fiscal 2006. Accordingly, results for interim periods and fiscal years prior to October 1, 2005 do not include, and have not been restated to reflect, amounts associated with the requirements of SFAS 123R.

We estimate the fair value of equity based compensation involving stock options utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield over the expected option term, and an expected forfeiture rate, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options we grant to employees and directors which are subject to SFAS 123R requirements. These amounts are estimates and thus may not be reflective of actual future results or amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, the issuance of new options. The fair value of restricted stock units granted to employees and directors is determined at the grant date and is computed using the intrinsic value method, which is based upon the estimated fair market value per share on the date of the grant.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, investments, accounts receivable and accounts payable. Any net unrealized gain (loss) is recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss,” unless the estimated fair value of a financial instrument approximates its carrying value.

B.            Investments

As of March 31, 2006, all of our short-term investments were classified as held-to-maturity and are recorded at cost. The U.S. Treasury Note which matured on February 15, 2006 was previously recorded as available-for-sale and was marked-to-market during the prior quarter ended December 31, 2005 to reflect a temporary change in value and recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.”

C.            Inventories

The major classes of inventories were as follows:

	March 31, 2006	September 30, 2005
Raw materials	$305,449	$297,188
Work in process	29,214	33,391
Finished goods	42,405	37,209
Total inventories	$377,068	$367,788

The amount of overhead remaining in ending inventory as of March 31, 2006 and September 30, 2005 was $31,240 and $26,383, respectively.

D.            Income Tax

There were no income tax provisions or benefits for the three and six months ended March 31, 2006 and 2005, respectively, as we incurred a loss in all of those periods. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of March 31, 2006 and September 30, 2005.

E.             Loss per Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period. Options to purchase a total of 1,113,603 and 874,378 shares of common stock that were outstanding as of the three and six months ended March 31, 2006 and 2005, respectively, were excluded from the computation of diluted net loss per share because such options were anti-dilutive as we incurred a loss in those periods. In addition, 24,000 shares of common stock issuable upon the vesting of restricted stock units granted in the second quarter of fiscal 2006 were excluded from the computation of diluted net loss per share because such units were anti-dilutive as we incurred a loss in the three- and six-month periods ended March 31, 2006; there were no restricted stock units issued by us prior to February 7, 2006.

Warrants to purchase 261,780 shares of common stock, issued in July 2003 at an exercise price of $15.50 per share (of which 135,097 were exercised in the three months ended March 31, 2006), were excluded from the computation of diluted net loss per share for the applicable three and six months ended March 31, 2006 and 2005, respectively, because such warrants were anti-dilutive as we incurred a loss in those periods. In addition, warrants to purchase 359,999 shares of common stock, issued in June 2005 at an exercise price of $13.00 per share (of which 287,368 were exercised in the three months ended March 31, 2006), were also excluded from the computation of diluted net loss per share for the three and six months ended March 31, 2006 and 2005, respectively, because such warrants were anti-dilutive as we incurred a loss in those periods.

The components of basic and diluted loss per share were as follows:

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2006	2005	2006	2005

Net loss (A)	$(5,134,431)	$(3,335,835)	$(9,349,163)	$(5,884,947)

Weighted average common shares outstanding (B)	10,334,042	8,028,954	10,107,692	8,006,929
Loss per share:
Basic and diluted (A/B)	$(0.50)	$(0.42)	$(0.92)	$(0.73)

F.             Common Stock Transactions

At our Annual Meeting of Stockholders held on February 7, 2006, proposals to (1) amend and restate our 2000 Stock Plan to, among other things, increase the number of shares of our common stock that may be issued under the plan by 1,000,000 to 2,000,000, and (2) amend our Certificate of Incorporation, as amended, to increase the number of shares of our common stock authorized thereunder from 15,000,000 to 25,000,000, were approved by a vote of our stockholders.

In March, 2006, we sold an aggregate of 1,233,214 shares of our common stock, $.01 par value per share, in an underwritten public offering resulting in gross proceeds of approximately $33.8 million. Net proceeds to us after deducting fees, commissions and other expenses related to the offering were approximately $31.7 million. The shares were issued pursuant to our then existing shelf registration statement on Form S-3 and a registration statement filed pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended.

In June 2005, we sold an aggregate of 1,799,995 shares of our common stock and warrants to purchase an aggregate of 359,999 shares of our common stock in registered direct sales of common stock and warrant units to affiliates of Great Point Partners, LLC and Vivo Ventures, LLC and one of our directors. Each unit was comprised of five shares of common stock and a warrant to purchase one share of common stock. The issue price for each unit was $47.50, and the exercise price for each warrant was $13.00 per share. The warrants have a term of three years. In the quarter ended March 31, 2006, a portion of these warrants were exercised for a total of 287,368 shares of common stock of which 112,677 shares were tendered via a non-cash exchange in payment of the exercise price per the terms of the warrants, resulting in the net issuance of 174,691 shares of our common stock.

On July 2, 2003, we sold an aggregate of 1,047,120 shares of our common stock and warrants to purchase 261,780 shares of our common stock at an exercise price of $15.50 and with a term of three years in a private placement to several institutional investors. The securities were issued to accredited investors in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In the quarter ended March 31, 2006, a portion of these warrants were exercised for a total of 135,097 shares of common stock, of which 39,267 shares were issued in exchange for a cash payment of the exercise price. In addition, a portion of these warrants were exercised for a total of 95,830 shares of common stock, of which approximately 60,808 shares were tendered via non-cash exchanges in payment of the exercise price per the terms of the warrants, which resulted in the net issuance of 35,022 shares of our common stock.

G.                                    Related Party Transactions

On November 15, 2005, the Board of Directors elected Dr. Brian J.G. Pereira, a Director of our company since July 2004, to serve as our President, and on November 22, 2005 we entered into a three-year employment agreement with Dr. Pereira. Under the terms of the employment agreement, we agreed to pay Dr. Pereira an annual salary of $400,000. In addition, Dr. Pereira is eligible to earn an annual bonus of up to $100,000 per calendar year, beginning January 1, 2006, upon the achievement of certain performance goals determined by our Chief Executive Officer. The employment agreement also provides Dr. Pereira with a monthly automobile allowance of $1,200. Under the terms of the employment agreement, Dr. Pereira will receive one month of severance pay for each month of his employment with the company up to a maximum of twelve months in the event we terminate his employment without “cause,” as defined in the employment agreement, or he resigns for “good reason,” as defined in the agreement. The severance period will begin to decrease on the second anniversary of his employment so that for every full month of employment during the final year of the agreement, the severance period will be reduced by one month. Therefore, as of the third anniversary of employment, all severance payment obligations to Dr. Pereira shall have terminated. We also agreed to provide Dr. Pereira with a ten-year term life insurance policy in the face amount of $2 million for the benefit of persons designated by Dr. Pereira. The annual premium for such policy is $5,600.

In connection with his election as President, the Board of Directors also granted Dr. Pereira options to purchase 250,000 shares of common stock under the terms of the 2000 Stock Plan at an exercise price of $9.10, the fair market value of a share of our common stock on the date of grant. The options were exercisable with respect to 100,000 shares on the date of grant, and the options become exercisable with respect to an additional 50,000 shares on each of the first, second and third anniversaries of the grant date. On February 7, 2006, pursuant to the terms of his employment agreement, the Compensation Committee of the Board granted Dr. Pereira options to purchase an additional 100,000 shares of common stock under the Amended and Restated 2000 Stock Plan at an exercise price of $19.98, the fair market value of a share of our common stock on the date of grant. These options become exercisable in equal annual installments over a period of three years from the grant date. On February 7, 2006, the Compensation Committee of the Board of Directors also granted Dr. Pereira 20,000 restricted stock units pursuant to our Amended and Restated 2000 Stock Plan, whereby Dr. Pereira was granted the right to acquire up to 20,000 shares of common stock.  These restricted stock units vest ratably on an annual basis, over a four year period.

In the event we terminate Dr. Pereira’s employment without “cause” or Dr. Pereira terminates his employment for “good reason,” all of the foregoing options and restricted stock units will automatically become exercisable in full. All of the foregoing options and restricted stock units will also become immediately exercisable in full upon the consummation of a “change of control,” as defined in Dr. Pereira’s option and restricted stock unit agreements.

On February 7, 2006, the company entered into a three-year employment agreement with Jerome Goldstein, the Chairman and Chief Executive Officer of the company. Under the terms of the employment agreement, Mr. Goldstein will receive an initial annual salary of $345,560 and one year of severance pay in the event his employment is terminated for any reason within one year following a “change of control” as defined in his employment agreement.

On February 7, 2006, the company entered into a three-year employment agreement with Joseph L. Farmer, the General Counsel and Vice President of Legal Affairs of the company. Under the terms of the employment agreement, Mr. Farmer will receive an initial annual salary of $178,000 and one year of severance pay in the event his employment is terminated for any reason within one year following a “change of control” as defined in his employment agreement. In addition, the agreement provides that Mr. Farmer will receive a one-time cash bonus of $100,000 upon the consummation of an acquisition if the definitive agreement relating to such change of control is entered into during calendar 2006.

On February 7, 2006, the Board of Directors voted to increase the cash and equity compensation paid to its non-employee directors. Effective February 7, 2006, each non-employee director will receive a quarterly retainer of $4,000. A non-employee Director must attend at least 3 of 4 regularly scheduled meetings during the prior fiscal year to earn the full $4,000 quarterly fee. If a non-employee Director attends less than 3 of the 4 regularly scheduled meetings in the prior fiscal year, this fee will be reduced for the current fiscal year by $1,000 for each missed meeting after the first missed meeting. In addition, members of the Compensation Committee and the Audit Committee of the Board will be paid an additional fee of $1,000 per meeting of such committees. The Chairperson of each of the Compensation Committee and the Audit Committee, currently Mark Skaletsky and Sheldon L. Bloch, respectively, will receive an additional annual retainer fee of $2,000. The Compensation Committee also granted options to purchase 2,000 shares of common stock to each non-employee director under our Amended and Restated 2000 Stock Plan. These options were fully vested upon grant and had an exercise price of $19.98, the fair market value of a share of common stock on the date of grant. In addition, the option grant to be made to non-employee directors in November 2006 was increased from an immediately exercisable option to purchase 8,000 shares to an immediately exercisable option to purchase 10,000 shares.

On February 7, 2006, the Board of Directors adopted a policy that will provide each executive officer of the company that has not entered into an alternative arrangement with the company six months of severance pay (based on base salary) in the event such executive officer’s employment is terminated by the company (or its successor) within the first year following a “change of control” of the company, as defined in the policy. In addition, upon the occurrence of such change of control, 50% of any unvested options or other unvested equity incentives then held by such executive officer shall vest and the remaining 50% shall continue to vest in accordance with the existing vesting schedule, unless such executive officer’s employment is terminated by the company (or its successor) within the first year following a change of control of the company, in which case all remaining unvested options or equity incentives shall vest.

H.                                    Accounting for Equity-Based Compensation

We have several stock-based compensation plans. At our Annual Meeting of Stockholders held on February 7, 2006, our stockholders approved an amendment and restatement of our 2000 Stock Plan to, among other things, increase the number of shares of our common stock that may be issued under the plan by 1,000,000 to 2,000,000. Our Amended and Restated 2000 Stock Plan provides for the grant of options and other stock awards to our directors, officers, employees and consultants at a price determined by the Board of Directors or the Compensation Committee of our Board of Directors. The terms and conditions of each such grant, including, but not limited to, the number of shares, the exercise price, term of the option/award and vesting requirements, are determined by the Board of Directors or the Compensation Committee of our Board of Directors.

As of March 31, 2006, options to purchase 1,224,000 shares of common stock and 24,000 restricted stock units have been granted under the Amended and Restated 2000 Stock Plan, of which 105,000 stock options and no restricted stock units have expired or terminated, and 163,825 of which have been exercised. The remaining number of shares available for future grants as of March 31, 2006 was 857,000. On November 4, 2003, each non-employee member of the Board of Directors was granted an immediately exercisable option to purchase 8,000 shares of our common stock under the terms of our 2000 Stock Plan. The non-employee directors also received an immediately exercisable option to purchase 8,000 shares of common stock on the first Tuesday in each of November 2004 and 2005. On February 7, 2006, each of the non-employee directors was granted an immediately exercisable option to purchase 2,000 additional shares of common stock. In addition, the non-employee directors will be granted an immediately exercisable option to purchase 10,000 shares of common stock on the first Tuesday of November 2006, provided that sufficient shares remain under the Amended and Restated 2000 Stock Plan for such grants. Substantially all outstanding options granted have an exercise price equal to the closing price of our common stock on the American Stock Exchange on the grant date and a ten year term. See also Note G.

Our standard stock option agreement allows for payment of the exercise price for vested stock options either through cash remittance to us in exchange for newly issued shares, or through a non-cash exchange of previously issued shares held by the recipient in exchange for our newly issued shares. The latter method results in no cash being received by us, but also results in a lower number of total shares subsequently being outstanding (as compared to a cash exercise), as a direct result of previously issued shares being exchanged in return for the issuance of new shares. Shares returned to us in this manner are retired by us.

Our 1993 Stock Plan, approved by our stockholders, provided for the grant of options to our directors, officers, employees and consultants to purchase up to an aggregate of 700,000 shares of common stock at a price equal to at least the fair market value, or the minimum legal consideration, of the stock at the date of the grant for incentive stock options and non-statutory stock options, respectively. No further grants may be made under our 1993 Stock Plan. The maximum term of the options under the 1993 Stock Plan is ten years, with limited exceptions. The remaining number of shares subject to outstanding options pursuant to this plan as of March 31, 2006 was 138,428.

On November 5, 1991, our Board of Directors adopted the 1992 Non-Employee Director Stock Option Plan which our stockholders subsequently approved. No further grants may be made under the 1992 Plan. The 1992 Plan provided for the grant to each non-employee director holding such position on November 5, 1991 and 1996, of an option to purchase 5,000 shares of common stock at a price equal to the fair market value of the stock at the date of the grant, vesting in equal installments over a five year period. The 1992 Plan also provided for the grant to new members of the Board of Directors, on the date of each such director’s election, and on each fifth anniversary thereof, of an option to purchase 5,000 shares of common stock. The remaining number of shares subject to outstanding options pursuant to this plan as of March 31, 2006 was 5,000.

On November 10, 1992, our Board of Directors adopted the 1993 Non-Employee Director Stock Option Plan which our stockholders subsequently approved. No further grants may be made under the 1993 Plan. The 1993 Plan provided for the grant to each non-employee director holding such position on November 10, 1992, and 1998, of an option to purchase 5,000 shares of common stock at a price equal to the fair market value of the stock at the date of the grant, vesting in equal installments over a five year period. The 1993 Plan also provided for the grant to new members of the Board of Directors, on the date of each such director’s election, and on each sixth anniversary thereof, of an option to purchase 5,000 shares of common stock. The remaining number of shares subject to outstanding options pursuant to this plan as of March 31, 2006 was 15,000.

Our 2003 Employee Stock Purchase Plan provides for the issuance of up to 100,000 shares of our common stock to eligible employees. Under the terms of the 2003 Employee Stock Purchase Plan, eligible employees may purchase shares in five annual offerings through payroll deductions of up to a maximum of 10% of the employee’s earnings at a price equal to 85% of the fair market value of the stock on either the first or last day of the applicable annual purchase period, whichever is lower. As of March 31, 2006, 37,259 shares have been issued under the 2003 Employee Stock Purchase Plan.

On October 1, 2005, we adopted SFAS 123R and its related implementation guidance and pronouncements as promulgated by both the FASB and the SEC in SAB 107, associated with the accounting for the share-based compensation arrangements of our employees and certain of our directors, including our Employee Stock Purchase Plan program. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted), or in certain circumstances, the service inception date, and recorded to expense or capitalized over the requisite service period, which generally is the vesting period. We adopted SFAS 123R, using the modified prospective method, in the first quarter of fiscal 2006. Accordingly, results for interim and fiscal year periods prior to October 1, 2005 do not include, and have not been restated to reflect, amounts associated with the requirements of SFAS 123R.

In the first six months of fiscal 2006, we recorded a $2,187,747 ($0.22 per share) non-cash charge associated with the implementation of SFAS 123R for employee stock-based compensation, with a corresponding credit to additional paid-in capital. Of this amount, $1,876,652 was charged to selling, general and administrative expenses and $311,095 was charged to research and development expenses. A significant portion of the expense recorded in the first six months of fiscal 2006 is attributable to options granted to a related party (as discussed in Note G) and to our non-employee directors under our 2000 Stock Plan. There were no equity-based compensation costs capitalized in the first six months of fiscal 2006, as such amounts were not material. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns associated with operating losses we incurred in the past several years, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of March 31, 2006 and September 30, 2005. Accordingly, no income tax benefits were recognized by us in the first six months of fiscal 2006 associated with the adoption of SFAS 123R, and there was no impact recorded in cash flows from financing activities nor cash flows from operating activities as reported in the accompanying Condensed Statements of Cash Flows.

Prior to October 1, 2005, we recorded stock-based compensation granted to consultants in accordance with existing pronouncements. In the first six months of fiscal 2006, we recorded a $322,753 ($0.03 per share) non-cash charge with a corresponding credit to additional paid-in capital. Of this amount, $118,632 was charged to research and development expense and $204,121 was charged to selling, general and administrative expense. In the first six months of fiscal 2005, we recorded a non-cash charge of $3,116 (all of which was charged to research and development expense), with a corresponding credit to additional paid-in capital.

We estimate the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield over the expected option term, and an expected forfeiture rate, which are subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options we grant to employees and directors which are subject to SFAS 123R requirements. These amounts are estimates and thus may not be reflective of actual future results or amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, the issuance of new options. The following table summarizes the assumptions we utilized for grants of options to differing groups of optionees in the six months ended March 31, 2006:

Assumptions

	Options granted	Options granted	Employee Options	Employee Stock
	to President	to Directors	Granted	Purchase Plan
Risk free interest rate %	4.5	4.5	4.4	3.25
Expected volatility %	77	77	77	106
Expected option life	5.6	5	6.25	1
Dividend yield	none	none	none	none

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

The following tables present summarized data relative to our stock option plans:

	Period Ended March 31, 2006
		Weighted Average
	Options	Exercise Price

Outstanding at October 1, 2004*	854,366	$7.24
Granted	243,500	13.29
Exercised	(127,719)	4.98
Expired and/or Forfeited	(52,875)	7.99
Outstanding at September 30, 2005 *	917,272	$9.11
Granted	511,000	12.09
Exercised	(250,294)	7.02
Expired and/or Forfeited	(64,375)	15.08
Outstanding at March 31, 2006 *	1,113,603	$10.61

Options exercisable at March 31, 2006*	570,103	$8.97

Weighted average fair value of options granted during the six months ended March 31, 2006	$8.17

* These figures do not include warrants outstanding and/or exercisable. See Note E of Notes to Condensed Financial Statements.

	Options Outstanding			Options Exercisable
	Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of exercise prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.00-$3.38	78,500	5.1	$3.01	71,500	$3.14
$3.39-$5.06	60,456	5.0	3.90	47,831	3.91
$5.07-$7.59	57,875	5.0	5.31	39,000	5.30
$7.60-$11.39	580,972	8.5	9.50	301,722	9.72
$11.40-$17.09	205,800	8.4	14.17	96,050	13.31
$17.10-$20.32	130,000	9.9	19.98	14,000	19.98
Totals at March 31, 2006	1,113,603	8.0	$10.61	570,103	$8.97

		Weighted Average
		Fair Market Value
	Unvested Options	at Option Grant Date
Unvested options at September 30, 2005	343,250	$8.75
Granted	511,000	8.17
Vested	(265,875)	7.50
Expired and/or forfeited	(44,875)	10.76
Unvested options at March 31, 2006	543,500	$8.35

The aggregate intrinsic value of options outstanding and options exercisable, measured at March 31, 2006, was approximately $30,800,000 and $16,700,000, respectively. The aggregate intrinsic value of options exercised in the quarter ended March 31, 2006, measured as of the exercise date, was approximately $4,300,000.

At March 31, 2006, the amount of unrecorded expense associated with the adoption of SFAS 123R attributable to future periods was approximately $3.9 million, which is expected to be amortized primarily to expense on a straight line basis over a weighted average amortization period of approximately two years. This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options. See also Note G.

In the second quarter of fiscal 2006, we also issued an aggregate of 24,000 restricted stock units to employees pursuant to our Amended and Restated 2000 Stock Plan, all of which were outstanding but unvested as of March 31, 2006. These grants vest ratably, on an annual basis, over a four year period. The estimated fair value of restricted stock granted was determined at the grant date based upon the quoted market price per share on the date of the grant. The estimated fair value of these restricted stock unit awards was approximately $479,000. At March 31, 2006, the amount of unrecorded expense for these restricted stock units associated with the adoption of SFAS 123R attributable to future periods was approximately $458,000, which is expected to be amortized primarily to expense on a straight line basis over a weighted average amortization period of approximately four years. This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options or awards. See also Note G.

The following table presents summarized data relative to restricted stock units granted pursuant to our Amended and Restated 2000 Stock Plan:

Weighted Average
Fair Value
	Unvested Restricted Stock	at Restricted Stock Unit Grant
	Units	Date
Outstanding at September 30, 2005*	—	$—
Granted	24,000	19.97
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2006*	24,000	$19.97

Restricted Stock Units exercisable at March 31, 2006*	—	$—

*These figures do not include warrants outstanding and/or exercisable. See Note E of Notes to Condensed Financial Statements.

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

If stock-based compensation for employees had been determined based on SFAS 123, as amended by SFAS 148, our pro forma loss and pro forma loss per share for the quarter and six months ended March 31, 2005 would have been as follows:

	Three-month period ended	Six-month period ended
	March 31, 2005	March 31, 2005

Reported net loss	$(3,335,835)	$(5,884,947)
Pro forma employee stock compensation expense	(332,611)	(577,930)
Pro forma net loss	$(3,668,446)	$(6,462,877)

Reported loss per share - basic and diluted:	$(0.42)	$(0.73)

Pro forma loss per share - basic and diluted:	$(0.46)	$(0.81)

The fair value of substantially all options granted during the fiscal quarter ended March 31, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of 6.25 years; (2) expected volatility of 76.7%; (3) weighted average risk-free interest rate of 3.90% in 2005; and (4) no dividend yield. In the fiscal quarter ended March 31, 2005, the assumptions used for awards under our 2003 Employee Stock Purchase Plan were as follows: (1) expected life of 1.0 years; (2) expected volatility of 106.0%; (3) weighted average risk-free interest rate of 3.25%; and (4) no dividend yield.

I.              Concentration of Credit Risk

Our operations are located solely within the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. Three companies were responsible for approximately 87% of our revenue during the six months ended March 31, 2006. Berlex Laboratories, Inc., or Berlex, represented approximately 27% of our revenue, Tyco/Mallinckrodt represented approximately 12% of our revenue, and Guerbet represented approximately 48% of our revenue. Three companies were responsible for approximately 92% of our revenue during the six months ended March 31, 2005. Berlex represented approximately 46% of our revenue, Guerbet represented approximately 19% of our revenue, and Cytogen Corporation, or Cytogen, represented approximately 27% of our revenue in the six months ended March 31, 2005. No other company accounted for more than 10% of our total revenues for the six months ended March 31, 2006 or 2005. All of the revenue attributable to Cytogen and a significant portion of the revenue attributable to Berlex in the quarters ended March 31, 2006 and 2005 was previously deferred revenue related to up-front license fees.

Three companies were responsible for our trade receivables at March 31, 2006. Guerbet represented approximately 61%, Tyco/Mallinckrodt represented approximately 29% and Taejoon Pharmaceuticals represented approximately 10% of our trade receivables at March 31, 2006. Revenues from customers and licensees outside of the United States, principally in Europe and Japan, amounted to 55% and 21% of our total revenues for the six months ended March 31, 2006 and 2005, respectively.

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

K.            Commitments and Contingencies

Legal Proceedings

On January 25, 2006, Cytogen Corporation, or Cytogen, filed a lawsuit against us in Massachusetts Superior Court. The complaint includes claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment and relates to a license and marketing agreement entered into in August 2000 between us and Cytogen granting Cytogen certain rights to Combidex and to ferumoxytol for oncology imaging applications only. We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act. We believe Cytogen’s lawsuit has no merit, and we plan to conduct a vigorous defense of the claims set forth in the complaint. However, due to the fact that Cytogen is seeking unspecified damages and the case is still in its earliest stages, we cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation.

Facility Lease and Related Letter of Credit and Purchase Order Committments

On February 28, 2006, we entered into a lease agreement with CambridgePark 125 Realty Corporation, for certain real property located at 125 CambridgePark Drive, Cambridge, Massachusetts. The lease has a three year term, with an additional partial month at the beginning of the term and provides for one option to extend the lease for a two year period. Under the terms of the lease, we are required to pay the landlord approximately $15,600 per calendar month for the first year of the term (plus the partial month at the beginning of the term), approximately $16,300 per calendar month for the next year of the term and approximately $17,000 per calendar month for the last year of the term. In addition to rent, we are also required to pay a proportionate share of the landlord’s annual operating costs and electricity. The rent for any extension term will be determined at the time of the exercise of the option under terms set out in the lease.

We have accounted for this lease as an operating lease. In accordance with FASB Technical Bulletin No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense is being recognized in the financial statements on a straight-line basis over the lease term, excluding extension periods. In addition, we issued a $15,603 irrevocable letter of credit to the landlord, which expires in April 2009, in fulfillment of a security deposit requirement. This amount is classified on the accompanying balance sheet as a long-term asset and is restricted in its use.

In conjunction with this lease, we entered into several agreements for the purchase of furniture and telecommunications equipment. As of March 31, 2006, there remained approximately $150,000 to be paid pursuant to these agreements. Payment to the vendors is contingent upon satisfactory delivery and our acceptance of all outstanding items.

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

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expects,” “intends,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of factors discussed in Item 1a of Part 2 below under “Risk Factors - Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified in our other Securities and Exchange Commission filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the United States Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Ferumoxytol, the key product in our development pipeline, is in Phase III multi-center clinical trials for use as an intravenous (IV) iron replacement therapeutic in chronic kidney disease patients, whether or not on dialysis. We expect to submit a New Drug Application, or NDA, for ferumoxytol in IV iron replacement therapy to the U.S. Food and Drug Administration, or FDA, in mid calendar year 2007.

Combidex, the other product in our development pipeline, is an investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, or MRI, to aid in the differentiation of cancerous from normal lymph nodes. In March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions. Due to our limited resources and the priority we are placing on completion of the Phase III development program for ferumoxytol as an IV iron replacement therapeutic, we do not currently intend to sponsor additional clinical studies for Combidex. However, we are reviewing and evaluating existing studies, including studies sponsored by our European partner, Guerbet, to determine whether such studies will address the concerns raised by the FDA in the March 2005 approvable letter. Until we complete our evaluation of these studies and meet with the FDA to discuss next steps, we cannot predict with certainty the timing or cost of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all.

Feridex I.V., our liver contrast agent, is currently approved and marketed in Europe, the United States and other countries. GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in Europe, the United States and other countries.

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

Accordingly, results for interim and fiscal year periods prior to October 1, 2005 do not include, and have not been restated to reflect, amounts associated with the requirements by SFAS 123R. We did not make any changes or modifications to previously existing options prior to our adoption of SFAS 123R, nor do we anticipate any substantive future changes to our existing equity-based compensation arrangements.

We estimate the fair value of equity-based compensation plans utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield over the expected option term, and an expected forfeiture rate, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of our stock options granted to employees and directors which are subject to SFAS 123R requirements.

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

Results of Operations for the Quarter Ended March 31, 2006 as Compared to the Quarter Ended March 31, 2005

Revenues

Total revenues for the quarter ended March 31, 2006 were $713,763 compared to $612,491 for the quarter ended March 31, 2005. The increase in revenues for the quarter as compared to the same fiscal quarter last year is primarily attributable to an increase in product sales of GastroMARK by our marketing partners, partially offset by a decrease in the recognition of deferred license fee revenue from a license and marketing agreement covering Combidex. Three companies were responsible for approximately 88% of our revenue during the quarter ended March 31, 2006. Berlex Laboratories, Inc., or Berlex, represented approximately 26% of our revenue, Tyco/Mallinckrodt represented approximately 16% of our revenue and Guerbet represented approximately 46% of our revenue. Three companies were responsible for approximately 96% of our revenue during the fiscal quarter ended March 31, 2005. Berlex represented approximately 31% of our revenue, Guerbet represented approximately 34% of our revenue, and Cytogen Corporation, or Cytogen, represented approximately 31% of our revenue in the fiscal quarter ended March 31, 2005. Our revenues for the three months ended March 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended March 31,
	2006	2005	$ Change	% Change
Revenues:
License fees	$229,026	$374,439	$(145,413)	-39%
Royalties	78,767	$49,577	29,190	59%
Product sales	405,970	$188,475	217,495	115%
Total revenues	$713,763	$612,491	$101,272	17%

License Fee Revenue

All of our license fee revenue for the quarters ended March 31, 2006 and 2005 consisted of deferred license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and deferred license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

In August 2000, we entered into a license and marketing agreement with Cytogen in which, among other things, we granted Cytogen exclusive United States marketing rights to Combidex. At the time of signing that agreement, we received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee. We determined to account for the revenue associated with this fee over the development period of the products subject to the agreement as costs were incurred. The entire amount of the license fee was booked as deferred revenue upon signing the agreement. Recognition of the remainder of the deferred revenue associated with this agreement, which was $480,898 as of March 31, 2006, is expected to occur when currently projected expenses are incurred in connection with our efforts to obtain approval of Combidex. The higher amount of revenue recognized in the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2006, was due to a higher level of both internal and external costs incurred associated with our preparation for and participation in the March 2005 meeting of the Oncologic Drugs Advisory Committee, or ODAC. As a result, our revenue associated with the

Cytogen agreement in the fiscal quarter ended March 31, 2006 decreased as compared with the fiscal quarter ended March 31, 2005. In the fiscal quarters ended March 31, 2006 and 2005, we recorded to income $44,587 and $190,000, respectively, of previously deferred licensing revenue associated with our license and marketing agreement with Cytogen. Revenue recognition during the quarter was based upon costs incurred to date compared to our current estimate of costs we expect to incur in connection with our efforts to obtain approval of Combidex. We expect future license fee revenue to continue to fluctuate from quarter to quarter due to changes in our activities under our license and marketing agreement with Cytogen.

In February 1995, we entered into a license and marketing agreement and a supply agreement with Berlex, granting Berlex a product license and exclusive marketing rights to Feridex I.V. in the United States and Canada. In 1996, the parties agreed to remove Canada from the territories subject to the agreement. Berlex paid us non-refundable license fees and other fees in connection with the agreements. We determined to account for the revenue associated with this agreement on a straight-line basis over the term of the agreement due to the existence of an established contract period. Recognition of the remainder of the deferred revenue as license fee revenue is expected to occur proportionately over the remaining term of the agreement. In both fiscal quarters ended March 31, 2006 and 2005, we recorded to income $184,439 of previously deferred licensing revenue associated with our license and marketing agreement with Berlex. The agreement expires in 2010 but can be terminated earlier upon the occurrence of certain specified events.

Total license fee revenue for the three months ended March 31, 2006 and 2005 was recognized as follows:

	Three-Month Periods Ended March 31,
	2006	2005	$ Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$44,587	$190,000	$(145,413)	-77%
Deferred license fee revenue recognized in connection with the Berlex agreement	184,439	184,439	—	0%
Total	$229,026	$374,439	$(145,413)	-39%

Royalty Revenue

Royalties increased $29,190 or 59%, to $78,767 for the quarter ended March 31, 2006, compared with royalties of $49,577 for the quarter ended March 31, 2005. Royalty payments can fluctuate from quarter to quarter based on uneven demand by end users for our marketed products, Feridex I.V. and GastroMARK. However, we expect royalties to generally remain at current levels overall due to the current competitive landscape for our marketed products.

Product Sale Revenue

Product sale revenue for the three months ended March 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended March 31,
	2006	2005	$ Change	% Change
Feridex I.V.	$24,141	$(1,215)	$25,356	2087%
GastroMARK	381,829	147,427	234,402	159%
Combidex	—	42,263	(42,263)	-100%
Total	$405,970	$188,475	$217,495	115%

The increase in product sale revenue in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 was primarily the result of an increase in sales of GastroMARK to our marketing partners. Product sales may fluctuate from quarter to quarter. Fluctuations in our product sales are largely attributable to unpredictable annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners. We expect revenue from product sales will continue to fluctuate from quarter to quarter as a result of these factors. Product sales in the three months ended March 31, 2005 included the sale of bulk Combidex to one of our foreign marketing partners for research and development purposes.

Costs and Expenses

Cost of Product Sales

We incurred costs of $51,156 associated with product sales during the quarter ended March 31, 2006 compared to costs of $54,194 associated with product sales during the quarter ended March 31, 2005, a decrease of $3,038 or 6%. These costs constituted approximately 13% and 29% of product sales during the quarters ended March 31, 2006 and 2005, respectively. Our gross margins are dependent on the mix of customers, prices we charge for our products, product mix, changes in unit volume and production efficiencies. The percentage decrease in cost of sales in the quarter ended March 31, 2006 is attributable to the sale of higher margin products as compared to the same quarter in the prior fiscal year.

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

Research and development expenses for the three months ended March 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended March 31,
	2006	2005	$ Change	% Change
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy	$2,185,846	$1,465,928	$719,918	49%
Ferumoxytol in MRI	163,775	2,184	161,591	7399%
Combidex	80,490	329,389	(248,899)	-76%
Other external costs	123,277	55,572	67,705	122%
Total	$2,553,388	$1,853,073	$700,315	38%

Internal Research and Development Expenses	1,516,064	1,191,683	324,381	27%

Total Research and Development Expenses	$4,069,452	$3,044,756	$1,024,696	34%

External costs associated with research and development expenditures were $2,553,388 in the three months ended March 31, 2006 as compared to external costs of $1,853,073 in the three months ended March 31, 2005, an increase of $700,315. In addition, internal costs associated with research and development activities were $1,516,064 in the three months ended March 31, 2006 compared to $1,191,683 in the three months ended March 31, 2005, an increase of $324,381. The increase in both external and internal costs was due largely to increased expenditures associated with the clinical development program for ferumoxytol as an IV iron replacement therapeutic offset by a decrease in Combidex-related costs incurred in the quarter. Costs incurred in the quarter ended March 31, 2006 for ferumoxytol in MRI included certain expenses for external service providers that were not incurred in the quarter ended March 31, 2005. Internal costs at March 31, 2006 include a non-cash accounting charge associated with employee stock-based compensation of $206,105, which represents the research and development portion of the $1,078,856 non-cash charge resulting from the adoption of SFAS 123R. Research and development expenses associated with the same period last year do not include, and have not been restated to reflect, a non-cash accounting charge associated with employee stock-based compensation. We expect quarter-over-quarter research and development expenses to increase over approximately the next three quarters and to remain at high levels for approximately the next five quarters as a result of increased patient enrollment costs and fees associated with our third party service providers in connection with our Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic. However, research and development expenses can vary from quarter to quarter based upon the rate of patient enrollment in our Phase III clinical studies.

Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies for ferumoxytol. Since the end of fiscal 2000 and through the quarter ended March 31, 2006, we incurred additional aggregate external research and development expenses of approximately $15,600,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol. We currently estimate the total future cost of external efforts necessary to complete development of ferumoxytol as an IV iron replacement therapeutic, including costs related to ongoing and future clinical trial activities, to range from approximately $18 to $20 million over approximately the next 15 months. Our estimated range of external costs to complete development of ferumoxytol as an intravenous iron replacement therapeutic increased by approximately $2 million from our estimate as of December 31, 2005 due, in part, to an increase in expected enrollment costs as a result of an increase in the number of sites conducting our Phase III trials and our introduction of milestone payments for our Phase III sites. In addition, we increased our estimate of costs associated with the execution of certain non-Phase III clinical studies we will need to conduct for ferumoxytol, as well as costs associated with third party service providers we will need to engage to provide data management and study report drafting services to assist with our NDA submission. These external costs and the expected timing could increase, however, if we experience further delays in our clinical development program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third party contract research and development service providers or deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA to the FDA for ferumoxytol as an IV iron replacement therapeutic. Any such delay would also delay the commercialization of ferumoxytol as an IV iron replacement therapeutic. Since we have not yet determined which clinical indications we may seek for the development of ferumoxytol in MRI, if any, we cannot make a specific dollar estimate of the projected external efforts necessary to complete development for ferumoxytol in MRI.

We incurred aggregate internal and external research and development expenses of approximately $13,500,000 through the end of fiscal 2000 in connection with the development of Combidex. Since fiscal 2000, we have incurred additional external research and development expenses of approximately $1,360,000, as well as additional internal research and development costs related to our efforts to obtain FDA approval for Combidex. Due to our limited resources and the priority we are placing on completion of the Phase III development program for ferumoxytol as an IV iron replacement therapeutic, we do not currently intend to sponsor additional clinical studies for Combidex in the near future. However, we are reviewing and evaluating existing studies, including studies sponsored by our European partner, Guerbet, to determine whether such studies will address the concerns raised by the FDA in the March 2005 approvable letter. Until we complete our evaluation of these studies and meet with the FDA to discuss next steps, we cannot predict with certainty the timing or cost of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all.

Since completion of our research and development projects requires regulatory approvals that are out of our control and subject to the delays and other uncertainties identified below in the section entitled “Risk Factors - Certain Factors That May Affect Future Results,” and elsewhere in our periodic filings with the SEC, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, we cannot estimate the anticipated completion date of each of our major research and development projects or the period in which material net cash inflows from such projects could be expected to commence, if at all. Furthermore, due to the risks and uncertainties inherent in our business including, but not limited to, those risks and uncertainties associated with clinical trials, the receipt of regulatory approval and our ability to raise additional capital, if necessary, we may not be able to complete our research and development projects or complete them in a timely fashion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended March 31,
	2006	2005	$ Change	% Change
Wages, payroll taxes and benefits	1,379,082	334,482	1,044,600	312%
Professional and consulting fees	305,086	306,545	(1,459)	0%
Facilities and other expenses	298,933	277,291	21,642	8%
Total	$1,983,101	$918,318	$1,064,783	116%

Wages, payroll taxes and benefits

The increase in wages, payroll taxes and benefits for the quarter ended March 31, 2006 as compared to the same quarter in the prior fiscal year was primarily due to the adoption of SFAS 123R which resulted in a total non-cash expense of $1,078,856 associated with employee stock-based compensation, of which $872,751 was charged to selling, general and administrative expenses in the quarter. Selling, general and administrative expenses associated with the same period last year do not include, and have not been restated to reflect, a non-cash accounting charge associated with employee stock-based compensation. A portion of the increase was also due to increased wage and benefits expenses as compared with the quarter ended March 31, 2005 associated with an increase in the number of employees combined with wage increases. We expect wage and benefit costs (excluding the effects of the adoption of SFAS 123R) included in selling, general and administrative expenses to continue to increase during the remainder of fiscal 2006 as we continue our efforts to recruit additional staff to assist with the development and commercialization of ferumoxytol as an IV iron replacement therapeutic. At March 31, 2006, the amount of unrecorded expense associated with the adoption of SFAS 123R attributable to future periods for employee stock-based compensation was approximately $4,282,000, of which $3,900,000 was associated with stock options and $382,000 was associated with restricted stock units, will be amortized to expense on a straight line basis over a weighted average amortization period of approximately two years. These future estimates are subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options.

Professional and consulting fees

Professional and consulting fees for the second fiscal quarter of 2006 were relatively unchanged as compared to the same quarter in the prior fiscal year. We incurred substantial expenses  for professional fees in the second quarter of fiscal 2005 for consultants hired to assist with our efforts to implement the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and business development activities, most of which  we did not incur during the second quarter of fiscal 2006. However, in the second quarter of fiscal 2006, we incurred a non-cash charge of $173,953 associated with stock option compensation granted in the third and fourth quarters of fiscal 2005 to consultants, of which $70,558 was charged to selling, general and administrative costs.

Facilities and other expenses

The increase in facilities and other expenses for the second fiscal quarter of 2006 compared to the same quarter in the prior fiscal year is due to costs associated with our new facility lease which commenced in late February 2006 combined with higher utility and insurance costs.

Other Income

Other income for the three months ended March 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended March 31,
	2006	2005	$ Change	% Change
Interest income	$277,620	$115,132	$162,488	141%
Amortization of premiums on purchased investments	(22,105)	(46,190)	24,085	52%
Total Other Income	$255,515	$68,942	$186,573	271%

The increase in other income in the quarter ended March 31, 2006, as compared to the same quarter in the prior fiscal year, was attributable to the investment of the net proceeds from both our June 2005 and March 2006 financings in interest-bearing investments, coupled with decreased amortization expense of purchase premiums associated with the January 31, 2005 and February 15, 2006 maturities of two U.S. Treasury Notes which were previously purchased at an amount in excess of face value.

Income Taxes

We had no income tax expense (benefit) for the three months ended March 31, 2006 and 2005, as we incurred a loss in each of those fiscal periods. Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of March 31, 2006 and 2005 against these assets. In addition, as a result of our deferred tax assets being fully reserved for as of March 31, 2006, there was no income tax effect recorded in the quarter ended March 31, 2006 associated with our adoption of SFAS 123R.

Net Loss

For the reasons stated above, there was a net loss of ($5,134,431), or ($0.50) per basic and diluted share, for the quarter ended March 31, 2006 compared to a net loss of ($3,335,835), or ($0.42) per basic and diluted share, for the quarter ended March 31, 2005.

Results of Operations for the Six-Month Period Ended March 31, 2006 as Compared to the Six-Month Period Ended March 31, 2005

Revenues

Total revenues for the six-month period ended March 31, 2006 were $1,378,117 compared to $1,634,755 for the six-month period ended March 31, 2005. The decrease in revenues was primarily the result of the recognition of a lower amount of deferred license fee revenue from a license and marketing agreement with Cytogen, partially offset by increased product sales and royalties on product sales from our licensees recorded in the six-month period ended March 31, 2006. Three companies were responsible for approximately 87% of our revenue during the six-month period ended March 31, 2006. Berlex represented approximately 27% of our revenue, Guerbet represented approximately 48% of our revenue, and Tyco/Mallinckrodt represented approximately 12% of our revenue in the six-month period ended March 31, 2006.

	Six-Month Periods Ended March 31,
	2006	2005	$ Change	% Change
Revenues:
License fees	$452,621	$808,878	$(356,257)	-44%
Royalties	126,585	116,577	10,008	9%
Product sales	798,911	709,300	89,611	13%
Total revenues	$1,378,117	$1,634,755	$(256,638)	-16%

License Fee Revenue

License fee revenue for each of the six-month periods ended March 31, 2006 and March 31, 2005 consisted of deferred license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and deferred license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

Total license fee revenue was recognized as follows:

	Six-Month Periods Ended March 31,
	2006	2005	$ Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$83,743	$440,000	$(356,257)	-81%
Deferred license fee revenue recognized in connection with the Berlex agreement	368,878	368,878	—	0%
Total	$452,621	$808,878	$(356,257)	-44%

During the six-month period ended March 31, 2006 our revenue associated with the Cytogen agreement decreased as compared with the six-month period ended March 31, 2005. This decrease was the result of a higher level of both internal and external costs associated with our preparation for and participation in the March 2005 ODAC meeting during the six-months ended March 31, 2005 as compared to the six-months ended March 31, 2006.  As a result, our revenue associated with the Cytogen agreement in the six-month period ended March 31, 2006 decreased as compared with the six-month period ended March 31, 2005. In the six-month periods ended March 31, 2006 and 2005, we recorded to income $83,743 and $440,000, respectively, of previously deferred licensing revenue associated with our license and marketing agreement with Cytogen. Revenue recognition during the period was based upon costs incurred to date compared to our current estimate of costs we expect to incur in connection with our efforts to obtain approval of Combidex. We expect future license fee revenue to continue to fluctuate from quarter to quarter due to changes in our activities under our license and marketing agreement with Cytogen.

Royalty Revenue

Royalties increased $10,008, or 9%, to $126,585 for the six-month period ended March 31, 2006, compared with royalties of $116,577 for the six-month period ended March 31, 2005. The increase in royalties in the six-month period ended March 31, 2006 as compared to the six-month period ended March 31, 2005 was primarily associated with an increase in sales of GastroMARK by one of our marketing partners.

Product Sale Revenue

Product sale revenue consisted of the following:

	Six-Month Periods Ended March 31,
	2006	2005	$ Change	% Change
Feridex I.V.	$48,288	$379,678	$(331,390)	-87%
GastroMARK	649,799	287,359	362,440	126%
Combidex	100,824	42,263	58,561	139%
Total	$798,911	$709,300	$89,611	13%

The increase in product sale revenue in the six-month period ended March 31, 2006 as compared to the six-month period ended March 31, 2005 was primarily the result of an increase in sales of GastroMARK to our marketing partners, offset by a decrease in sales of Feridex I.V. Product sales may fluctuate from period to period. Fluctuations in our product sales are largely attributable to unpredictable annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners. We expect revenue from product sales will continue to fluctuate from period to period as a result of these factors. Product sales in the six months ended March 31, 2006 and 2005 included the sale of bulk Combidex to one of our foreign marketing partners for research and development purposes.

Costs and Expenses

Cost of Product Sales

We incurred costs of $173,272 associated with product sales during the six-month period ended March 31, 2006 compared to costs of $149,129 associated with product sales during the six-month period ended March 31, 2005. This constituted approximately 22% and 21% of product sales during the six-month period ended March 31, 2006 and 2005, respectively.

Research and Development Expenses

Research and development expenses consisted of the following:

	Six-Month Periods Ended March 31,
	2006	2005	$ Change	% Change
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy	$3,946,063	$2,972,950	$973,113	33%
Ferumoxytol in MRI	208,708	10,043	198,665	1978%
Combidex	175,087	380,264	(205,177)	-54%
Other external costs	159,643	71,117	88,526	124%
Total	$4,489,501	$3,434,374	$1,055,127	31%

Internal Research and Development Expenses	2,650,919	2,142,755	508,164	24%

Total Research and Development Expenses	$7,140,420	$5,577,129	$1,563,291	28%

The increase in total research and development expenditures incurred in the six-month period ended March 31, 2006 as compared to the six-month period ended March 31, 2005 was attributable to increased external costs of $1,055,127 and increased internal costs of $508,164. The increase in both external and internal costs is due largely to increased expenditures associated with the clinical development program for ferumoxytol as an IV iron replacement therapeutic. Internal costs for the six months ended March 31, 2006 include a non-cash accounting charge associated with employee stock-based compensation of $311,095, which represents the research and development portion of the $2,187,747 non-cash charge resulting from the adoption of SFAS 123R. Research and development expenses associated with the same period last year do not include, and have not been restated to reflect, a non-cash accounting charge associated with employee stock-based compensation. External research and development costs incurred in the six months ended March 31, 2006 include an additional non-cash accounting charge associated with consultant stock-based compensation of $118,632. In addition, there was a decrease of approximately $205,000 for Combidex-related external costs in the six-month period ended March 31, 2006 compared to the same period in fiscal 2005, a portion of which was attributable to our preparation for, and participation in, the March 2005 ODAC meeting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Six-Month Periods Ended March 31,
	2006	2005	$ Change	% Change
Wages, payroll taxes and benefits	$2,753,772	$659,879	$2,093,893	317%
Professional and consulting fees	622,384	721,466	(99,082)	-14%
Facilities and other	467,883	543,859	(75,976)	-14%
Total	$3,844,039	$1,925,204	$1,918,835	100%

The increase in wages, payroll taxes and benefits for the six months ended March 31, 2006 as compared to the same period in the prior fiscal year was primarily due to the adoption of SFAS 123R which resulted in a total non-cash expense of $2,187,747 associated with employee stock-based compensation, of which a total of $1,876,652 was charged to selling, general and administrative expenses in the six months ended March 31, 2006. An additional $204,121 non-cash expense associated with consultant stock-based compensation was also charged to selling, general and administrative expenses in the six months ended March 31, 2006. Selling, general and administrative expenses associated with the same period last year do not include, and have not been restated to reflect, a non-cash accounting charge associated with stock-based compensation. A portion of the increase was also due to increased wage and benefits expenses as compared with the six months ended March 31, 2005 associated with an increase in the number of employees combined with wage increases. We expect wage and benefit costs (excluding the effects of the adoption of SFAS 123R) included in selling, general and administrative expenses to continue to increase during the remainder of fiscal 2006 as we continue our efforts to recruit additional staff to assist with the development and commercialization of ferumoxytol as an IV iron replacement therapeutic. At March 31, 2006, the amount of unrecorded expense associated with the adoption of SFAS 123R attributable to future periods for employee stock-based compensation was approximately $4,282,000, of which $3,900,000 was associated with stock options and $382,000 was associated with restricted stock units, will be amortized to expense on a straight line basis over a weighted average amortization period of approximately two years. These future estimates are subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options and other equity awards.

Professional and consulting fees for the first six months of fiscal 2006 declined as compared to the same quarter in the prior fiscal year. We incurred substantial expenses for professional fees in the first six months of fiscal 2005 for consultants hired to assist with our efforts to implement the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and business development activities, most of which we did not incur during the first six months of fiscal 2006. This decrease was partially offset by increased expense in the first six months of fiscal 2006, when we incurred a non-cash charge of $322,753 associated with stock option compensation granted in the third and fourth quarters of fiscal 2005 to consultants, of which $204,121was charged to selling, general and administrative costs.

Other Income

Other income consisted of the following:

	Six-Month Periods Ended March 31,
	2006	2005	$ Change	% Change
Interest income	$496,767	$228,097	$268,670	118%
Amortization of premiums on purchased investments	(66,316)	(96,337)	30,021	31%
Total Other Income	$430,451	$131,760	$298,691	227%

The increase in other income in the six-month period ended March 31, 2006, as compared to the same period in the prior fiscal year, was primarily attributable to funds being invested in higher interest-bearing investments, mainly U.S. Treasury Bills, combined with a higher average total dollar amount of invested funds in the six-month period ended March 31, 2006 as compared to the six-month period ended March 31, 2005 as a result of our June 2005 and March 2006 financings.

Income Taxes

We had no annualized income tax provision for the six-month periods ended March 31, 2006 and March 31, 2005, as we incurred a loss in each of those periods. Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of March 31, 2006 and March 31, 2005 against these assets.

Net Loss

For the reasons stated above, there was a net loss of ($9,349,163), or ($0.92) per basic and diluted share, for the six-month period ended March 31, 2006 compared to a net loss of ($5,884,947), or ($0.73) per basic and diluted share for the six-month period ended March 31, 2005.

Liquidity and Capital Resources

Since our inception in 1981, we have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities, and the sale of our equity securities. Both our near- and long-term capital requirements will depend on many factors, including, but not limited to, the following:

•                  the progress of, and our ability to successfully complete, clinical trials for ferumoxytol as an IV iron replacement therapeutic in a timely manner and within our projected budget;

•                  our need to hire additional staff and lease additional space as part of our development and commercialization efforts for ferumoxytol;

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

•                  the costs involved in ongoing litigation;

•                  the costs involved in filing, prosecuting and enforcing patent claims; and

•                  our ability to raise additional capital on terms and within a timeframe acceptable to us;

Since the beginning of fiscal 2005, we have invested in U.S. Treasury Notes and U.S. Treasury Bills. As of March 31, 2006, the maturities of these investments ranged from less than one month to less than six months. In addition, we maintain most of our surplus cash primarily in money market funds classified as cash equivalents. A significant decline in value of these money market funds would result in a substantial reduction in our total assets and cash available for daily operations. We have limited insurance protection for these money market accounts available through the Securities Investor Protection Corporation, or SIPC.

Cash and cash equivalents (which consist of cash on hand, money market funds and U.S. Treasury Bills having an original maturity of less than three months) and short-term investments consisted of the following:

	March 31,	September 30,
	2006	2005	$ Change	% Change
Cash and cash equivalents	$32,735,107	$11,332,088	$21,403,019	189%
Short-term investments	17,821,913	12,395,210	5,426,703	44%
Total cash, cash equivalents and investments	$50,557,020	$23,727,298	$26,829,722	113%

The significant increase in cash and cash equivalents as of March 31, 2006 compared to September 30, 2005 is primarily the result of the receipt of net proceeds of approximately $31.7 million from our March 2006 public offering. As of March 31, 2006, we believe that our cash, cash equivalents, and short-term investments, combined with cash we currently expect to receive from other sources, will be sufficient to satisfy our future cash flow needs for at least the next twelve months, including projected operating expenses and research and development costs related to Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic.

Net cash used in operating activities was $6,468,905 in the six months ended March 31, 2006 compared to net cash used in operating activities of $5,792,942 in the six months ended March 31, 2005. Cash received during the six months ended March 31, 2006 included $906,157 from customers, $126,585 of royalty payments from our distribution and marketing partners and $396,656 from interest income associated with our investments in various U.S. Treasury Notes, U.S. Treasury Bills and money market funds. Cash used in operating activities during the six months ended March 31, 2006 included $7,898,303 paid to suppliers and employees primarily in connection with our operating and research and development activities. Cash received from sales to our marketing partners increased as a result of increased cash collections associated with a higher level of product sales in the six months ended March 31, 2006 as compared to the same period in the prior fiscal year. The increase in cash paid to suppliers and employees in the six months ended March 31, 2006, as compared to the same period last year, was principally due to cash outlays for increased regulatory fees, wage and benefits costs, and fees paid to third-party contract research and development service providers associated with our ongoing clinical trial activities. We anticipate cash used in operating activities will increase over current levels based on continued increases in research and development expenses related to the conduct of Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic, expenses associated with additional clinical trials we may have to conduct in connection with our NDA submission for ferumoxytol, and expected increases in selling, general and administrative expenses, including costs related to compliance with corporate governance requirements. In addition, we expect cash used in operating activities to increase based on our recent hiring, and our expected continued hiring, of additional staff and our February 2006 leasing of additional office space in connection with our ongoing efforts to commercialize ferumoxytol as an IV iron replacement therapeutic.

We expect to continue to incur substantial research and development cash expenditures, including costs related to ongoing and future clinical studies, in order to commercialize our product candidates based on our core superparamagnetic iron oxide nanoparticle technology, including ferumoxytol as an IV iron replacement therapeutic. We expect quarter-over-quarter research and development expenses to increase over approximately the next three quarters and to remain at high levels for approximately the next five quarters as a result of increased patient enrollment costs and fees associated with our third party service providers in connection with our Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic and the costs associated with any additional studies we may need to conduct as part of our NDA submission for ferumoxytol.

In addition to our internal research and development costs, we currently estimate that the future cash expenditures of the external efforts necessary to complete development of ferumoxytol as an IV iron replacement therapeutic will be in the range of approximately $18 to $20 million over approximately the next 15 months. Our estimated range of external costs to complete development of ferumoxytol as an intravenous iron replacement therapeutic increased by approximately $2 million from our estimate as of December 31, 2005 due, in part, to an increase in expected enrollment costs as a result of an increase in the number of sites conducting our Phase III trials and our introduction of milestone payments for our Phase III sites. In addition, we increased our estimated range of costs associated with the execution of certain non-Phase III clinical studies we will need to conduct for ferumoxytol, as well as costs associated with third party service providers we will need to engage to provide data management and study report drafting services to assist with our NDA submission. These external costs could increase, however, if we experience significant delays in our clinical program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third party contract research and development service providers, or deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we experience a delay in the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic. Any such delay would also delay the commercialization of ferumoxytol as an IV iron replacement therapeutic. We currently plan to submit the NDA for ferumoxytol as an IV iron replacement therapeutic to the FDA in mid calendar year 2007. This submission could also be delayed if we experience delays in any one of our Phase III clinical trials. Also, until we complete our evaluation of existing clinical studies and meet with the FDA to discuss next steps, we cannot predict with certainty the timing or cost of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all.

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

Cash used in investing activities was $5,892,647 in the six months ended March 31, 2006 compared with cash used in investing activities of $261,728 in the six months ended March 31, 2005. Our capital expenditures for the first six months of fiscal 2006 increased as compared to the same period last year due to expenditures for furniture, fixtures and telecommunications equipment purchases associated with our February 2006 lease of additional office space for additional staff hired in connection with our ongoing efforts to commercialize ferumoxytol. Capital expenditures in the six months ended March 31, 2005 included equipment associated with our manufacturing scale-up of ferumoxytol. In the first six months of fiscal 2006, we purchased $17,821,913 of short-term investments utilizing a portion of the proceeds from our March 2006 financing. Proceeds from maturing short term investments amounted to $12,386,160 and $4,935,000, in the six months ended March 31, 2006 and March 31, 2005, respectively.

Cash provided by financing activities was $33,764,571in the six months ended March 31, 2006 compared with cash provided by financing activities of $428,743 in the six months ended March 31, 2005. We received $1,497,067 from the cash exercise of stock options, and $606,638 from the cash exercise of warrants, during the first six months of fiscal 2006. On March 10, 2006, we sold 1,233,214 shares of our common stock in an underwritten public offering. Net proceeds to us from the financing were approximately $31.7 million after deducting external transaction costs directly associated with the common stock offering. The shares were issued pursuant to the Company’s then existing shelf registration statement on Form S-3 and a registration statement filed pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended.

Contractual Obligations

On February 28, 2006, we entered into a lease agreement with CambridgePark 125 Realty Corporation, for certain real property located at 125 CambridgePark Drive, Cambridge, Massachusetts. The lease has a three year term, with an additional partial month at the beginning of the term and provides for one option to extend the lease for a two year period. Under the terms of the lease, we are required to pay the landlord approximately $15,600 per calendar month for the first year of the term (plus the partial month at the beginning of the term), approximately $16,300 per calendar month for the next year of the term and approximately $17,000 per calendar month for the last year of the term. In addition to rent, we are also required to pay a proportionate share of the landlord’s annual operating costs and electricity. The rent for any extension term will be determined at the time of the exercise of the option under terms set out in the lease.

In accordance with FASB Technical Bulletin No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”, rent expense is being recognized in the financial statements on a straight-line basis over the lease term, excluding extension periods. In addition, we issued a $15,603 year irrevocable letter of credit to the landlord, which expires in April 2009, in fulfillment of a security deposit requirement. This amount is classified on the accompanying balance sheet as a long-term asset and is restricted in its use.

Off-Balance Sheet Arrangements

As of March 31, 2006, warrants to purchase 126,683 shares of common stock, issued in July 2003 at an exercise price of $15.50 per share, and warrants to purchase 72,631 shares of common stock, issued in June 2005 at an exercise price of $13.00 per share were outstanding.

As of March 31, 2006, we did not have any other off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Legal Proceedings

On January 25, 2006, Cytogen filed a lawsuit against us in Massachusetts Superior Court. The complaint includes claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment and relates to a license and marketing agreement entered into in August 2000 between us and Cytogen granting Cytogen certain rights to Combidex and to ferumoxytol for oncology imaging applications only. We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act. We believe Cytogen’s lawsuit has no merit, and we plan to conduct a vigorous defense of the claims set forth in the complaint. However, due to the fact that Cytogen is seeking unspecified damages and the case is still in its earliest stages, we cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims. If the final resolution of this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely impacted since our existing insurance policies do not cover this matter.

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

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1 “The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments.”  This pronouncement addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The adoption of the provisions of this pronouncement is not expected to have a material impact on our financial position or results of operations.

In January 2006, the FASB issued proposed Statement of Financial Accounting Standards “The Fair Value Option for Financial Assets and Liabilities.”  This proposed Statement would create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as those changes occur. An entity would be permitted to elect the fair value option at initial recognition of a financial asset or financial liability or upon an event that gives rise to new-basis accounting for that item. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.”  This pronouncement clarifies existing accounting guidance to require that options or similar instruments be classified as liabilities if an entity can be required under any circumstance to settle the option or instrument by transferring cash or other assets. The adoption of the provisions of this pronouncement did not have a material impact on our financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

In the six months ended March 31, 2006, we continued to invest a significant amount of our surplus cash in U.S. Treasury Bills. As of March 31, 2006, all of our investments were classified as held-to-maturity and, as a result, were recorded at cost. A $4,525,000 U. S. Treasury Note which matured on February 15, 2006, was previously recorded as available-for-sale and was marked-to-market during the quarters ended March 31, June 30, September 30, and December 31, 2005, to reflect a temporary decline in value which was recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.”  As of March 31, 2006, the maturities of these investments ranged from less than one month to less than six months. On April 6, 2006, proceeds from a maturing $3,200,000 U. S. Treasury Bill were reinvested in a $3,200,000 U. S. Treasury Bill maturing May 4, 2006. On April 20, 2006 proceeds from a maturing $8,000,000 U. S. Treasury Bill were reinvested in a $8,000,000 U. S. Treasury Bill maturing May 18, 2006.   These investments are subject to interest rate risk and will fall in value if market interest rates increase. However, even if market interest rates for comparable investments were to increase immediately and uniformly by 10% from levels at March 31, 2006, we estimate that the fair value of these investments would decline by an immaterial amount.

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

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings

On January 25, 2006, Cytogen Corporation, or Cytogen, filed a lawsuit against us in Massachusetts Superior Court. The complaint includes claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment and relates to a license and marketing agreement entered into in August 2000 between us and Cytogen granting Cytogen certain rights to Combidex and to ferumoxytol for oncology imaging applications only. We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act. We believe Cytogen’s lawsuit has no merit, and we plan to conduct a vigorous defense of the claims set forth in the complaint. However, due to the fact that Cytogen is seeking unspecified damages and the case is still in its earliest stages, we cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims.  If the final resolution of this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely impacted since our existing insurance policies do not cover this matter.

Item 1a. Risk Factors

Certain Factors That May Affect Future Results

The following is a summary description of some of the material risks and uncertainties that may affect our business, including our future financial and operational results. In addition to the other information in this Quarterly Report on Form 10-Q, the following statements should be carefully considered in evaluating us.

We cannot predict the results and progress of our clinical trials for ferumoxytol as an intravenous (IV) iron replacement therapeutic, and our ability to successfully complete the development of ferumoxytol as an IV iron replacement therapeutic is uncertain.

The development of new pharmaceutical products is highly uncertain and subject to a variety of inherent risks of failure. For example, ferumoxytol may be found to be unsafe, to have harmful side effects on humans, to be ineffective or may otherwise fail to meet regulatory standards or receive necessary regulatory approvals. Before obtaining regulatory approvals for the commercial sale of ferumoxytol, we must demonstrate through extensive pre-clinical testing and human clinical trials that ferumoxytol is safe and efficacious. Ferumoxytol as an IV iron replacement therapeutic is currently in Phase III multi-center clinical studies. If ferumoxytol as an IV iron replacement therapeutic fails in Phase III clinical trials or our Phase III clinical trials do not demonstrate sufficient safety and efficacy of ferumoxytol as an IV iron replacement therapeutic, we will be unable to obtain regulatory approval for, and market, ferumoxytol as an IV iron replacement therapeutic, thereby reducing our potential future revenues and adversely impacting the future prospects for our business. Our results from pre-clinical testing and early clinical trials of ferumoxytol as an IV iron replacement therapeutic may not be predictive of results obtained in subsequent human clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. We cannot be sure that the data obtained from our Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic will support the indication we are seeking or demonstrate sufficient safety and efficacy to obtain regulatory approvals.

Our ability to complete our clinical trials for ferumoxytol as an IV iron replacement therapeutic in a timely and cost-effective manner is also subject to a number of uncertainties, many of which are out of our control. For example, the completion rate of our clinical trials depends, in large part, on patient enrollment. We rely on third-party clinical trial sites to find suitable patients for our clinical trial programs for ferumoxytol as an IV iron replacement therapeutic. If these third parties do not find suitable patients in the timeframe for which we have planned, we will not be able to complete our clinical trials according to our expected schedule. Any such delays could result in an increase in development costs for ferumoxytol as an IV iron replacement therapeutic, a delay in making regulatory submissions, and a delay in the commercialization of our IV iron replacement therapy product, thereby significantly impairing or delaying our ability to generate future revenues from sales of ferumoxytol as an IV iron replacement therapeutic and adversely impacting the future prospects for our business.

In addition, clinical trials are often conducted with patients in the most advanced stages of disease. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to the investigational product being tested, but which can nevertheless adversely affect clinical trial results for ferumoxytol as an IV iron replacement therapeutic or approvals by the U.S. Food and Drug Administration, or the FDA. Any unexpected results from our clinical sites for ferumoxytol as an IV iron replacement therapeutic could hinder our ability to complete our Phase III studies in a timely manner, if at all.

If we are unable to fund any of our clinical studies or complete the regulatory review and approval process for ferumoxytol as an IV iron replacement therapeutic with our existing cash and cash generated from operations, we will need to seek other sources of financing or alternative strategic arrangements which may not be available on acceptable terms or on an acceptable timeframe, if at all. If we are unable to obtain such alternate financing on terms acceptable to us or within a timeframe acceptable to us, or to enter into other strategic arrangements, we may be forced to curtail our development activities with respect to ferumoxytol as an IV iron replacement therapeutic.

As a result of these and other risks and uncertainties, our development program for ferumoxytol as an IV iron replacement therapeutic may not be completed successfully. Any delays or failures in the development of ferumoxytol as an IV iron replacement therapeutic will delay or prevent generation of revenue from such product candidate, will negatively impact our ability to generate positive cash flow and become profitable, and adversely impact the future prospects for our business.

The successful completion of our clinical trials for ferumoxytol as an IV iron replacement therapeutic depends, in part, on the performance of third-party contract research and development service providers.

We rely on third-party contract research organizations for a variety of activities in our IV iron replacement therapy development program, including monitoring of our clinical sites, collection and analysis of data, drafting study reports and assisting in regulatory submissions. We also rely on third-party service providers in our iron therapy replacement development program for clinical laboratory testing and randomization of clinical trial subjects. In addition to our internal research and development costs, we currently estimate that the future cost of the external efforts necessary to complete development of ferumoxytol as an IV iron replacement therapeutic will be in the range of approximately $18 to $20 million over approximately the next 15 months. Our estimated range of external costs to complete development of ferumoxytol as an intravenous iron replacement therapeutic increased by approximately $2 million from our estimate as of December 31, 2005 due, in part, to an increase in expected enrollment costs as a result of an increase in the number of sites conducting our Phase III trials and our introduction of milestone payments for our Phase III sites. In addition, we increased our estimate of costs associated with the execution of certain non-Phase III clinical studies we will need to conduct for ferumoxytol, as well as costs associated with third party service providers we will need to engage to provide data management and study report drafting services to assist with our NDA submission. These external costs could increase, however, if we experience significant delays in our clinical development program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third-party contract research and development service providers, or any deficiencies in the design or oversight of these studies by us, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic. Any such delay would also delay the commercialization of ferumoxytol as an IV iron replacement therapeutic. In addition, if any of these third-party contract research and development service providers should fail to perform or should perform inadequately or in violation of current Good Clinical Practices, our regulatory submissions could be delayed or the data in support of such submissions tainted, which could negatively impact the timing or possibility of obtaining regulatory approval for ferumoxytol as an IV iron replacement therapeutic. Such delays could also result in increased costs associated with our IV iron replacement therapy development program. Any delay in, or failure to obtain regulatory approval of, ferumoxytol as an IV iron replacement therapeutic in a timely manner would significantly impair or delay our ability to generate future revenues from product sales and adversely impact the future prospects for our business.

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

In 2004, we initiated Phase III multi-center clinical studies for one of our product candidates, ferumoxytol, for use as an IV iron replacement therapeutic. Before applying for FDA approval to market ferumoxytol for use as an IV iron replacement therapeutic, large-scale Phase III human clinical trials that demonstrate the safety and efficacy of ferumoxytol as an IV iron replacement therapeutic to the satisfaction of the FDA and other regulatory authorities must be completed. These clinical trials, and the support from third-party contract research and development service providers necessary for us to conduct them, will entail the expenditure of significant corporate resources, both financial and managerial. We may not be able to successfully complete these clinical trials for ferumoxytol iron replacement therapy, or, if completed, we may not obtain the desired results or, even if we do, we may not be able to obtain regulatory approval or obtain regulatory approval of the desired scope.

Clinical testing of pharmaceutical products is itself subject to approvals by various governmental regulatory authorities. We conduct our Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic in accordance with specific protocols, which are filed with the FDA or other relevant authorities. We may not be permitted by regulatory authorities to continue these clinical trials, or we may be required to revise our protocols during the course of these clinical trials, if such protocols are not approved or if the FDA determines that there are flaws in the design of the protocols or the trials during the course of the studies. Any deficiency in the design or oversight of our Phase III clinical studies by us could delay or prevent us from obtaining regulatory approval and could significantly increase the costs of such clinical trials and negatively affect our future prospects and stock price. We may also be required to demonstrate that ferumoxytol as an IV iron replacement therapeutic represents an improved form of treatment over existing therapies in order to receive regulatory approval and we may be unable to do so without conducting further clinical studies, if at all. If, upon completion of our current Phase III clinical trial program, we need to perform additional studies, we could incur significant additional costs and experience significant delays in our efforts to obtain regulatory approval for ferumoxytol as an IV iron replacement therapeutic. Any such requirement could also result in delays in, or the prevention of, our ability to make regulatory submissions and delays in, or the prevention of, the commercialization of our products. Any such delays would significantly impair or delay our ability to generate future revenues from product sales of ferumoxytol as an IV iron replacement therapeutic and adversely impact the future prospects for our business.

We recently completed exploratory Phase II clinical trials of ferumoxytol for use as a contrast agent in magnetic resonance imaging, or MRI. We plan to evaluate the data from these Phase II studies to determine the appropriate regulatory strategy, if any, for a Phase III development program for ferumoxytol in MRI. However, given the priority we are placing on completion of the Phase III development program for ferumoxytol as an IV iron replacement therapeutic, we do not currently possess the financial or human resources necessary to conduct Phase III clinical trials for ferumoxytol as a contrast agent in MRI, and we may not be able to advance the ferumoxytol MRI program in the near future.

Final regulatory approvals may not be obtained for ferumoxytol, either as an IV iron replacement therapeutic or as a contrast agent for use in MRI. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay and may preclude us or our potential licensees or other collaborators, if any, from marketing our ferumoxytol products or limit the commercial use of our ferumoxytol products. Alternatively, regulatory approvals may entail limitations on the indicated uses of our ferumoxytol products and impose labeling requirements which may also adversely impact our ability to market such products.

In March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions. Due to our limited resources and the priority we are placing on completion of the Phase III development program for ferumoxytol as an IV iron replacement therapeutic, we do not currently intend to sponsor additional clinical studies for Combidex in the near future. However, we are reviewing and evaluating existing studies, including studies sponsored by our European partner, Guerbet, to determine whether such studies will address the concerns raised by the FDA in the March 2005 approvable letter. Until we complete our evaluation of these studies and meet with the FDA to discuss next steps, we cannot predict with certainty the timing or costs of the efforts that would be necessary to satisfy the conditions specified for approval of Combidex in the approvable letter, or our ability to complete those efforts in a timely or cost-effective manner, if at all. Although we have received an approvable letter from the FDA, final approval of Combidex remains subject to the satisfaction of certain conditions imposed by the FDA and final labeling must be resolved. We may be unable to address the conditions imposed in the March 2005 approvable letter to the satisfaction of the FDA, or we may be unable to satisfy these conditions in a timely manner and/or without the expenditure of significant additional resources, both financial and managerial. If we are unable to successfully address the concerns of the FDA in a timely manner, the NDA for Combidex may not be approved, or, if approved, may be approved for a limited or truncated indication. If we are unable to obtain approval or are unable to obtain approval for our requested indication or if the FDA recommends labeling that imposes limitations on the use of Combidex, our partners’ ability to market the product to the medical community may be prevented or hindered. Any failure to successfully market and sell Combidex or any delay in these efforts would significantly impair or delay our ability to generate future revenues from product sales of Combidex, reduce the amount of cash generated from operations available to fund research and development or other activities and adversely impact the future prospects for our business.

Our stock price has been and may continue to be volatile, and your investment in our stock could decline in value or fluctuate significantly.

The market price of our common stock has been, and may continue to be, volatile. This price has ranged between $8.30 and $39.35 in the fifty-two week period through May 10, 2006. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and life sciences sector, which have often been unrelated to the operating performance of particular companies. Various factors and events, including announcements by us or our competitors concerning results of regulatory actions, technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, or public concern regarding the safety of products developed by us or others, may have a significant impact on the market price of our common stock. Thus, as a result of events both within and beyond our control, our stock price could fluctuate significantly or lose value rapidly. As of May 10, 2006, our shares had an average 90 calendar day trading volume of approximately 275,000 shares. Bulk sales or substantial purchases of our stock in a short period of time could cause the market price for our shares to decline or fluctuate drastically.

Our operating results will likely fluctuate so you should not rely on a good or bad quarter to predict how we will perform over time.

Our future operating results will likely vary from quarter to quarter or from year to year depending on a number of factors including:

•  the timing and magnitude of external research and development expenses, in particular, those related to our Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic;

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

Our strategy for the development, commercialization and marketing of our product candidates in the past has been to enter into strategic relationships with various corporate partners, licensees and other collaborators. We rely on a limited number of marketing and distribution partners to market and sell our approved products, Feridex I.V.® and GastroMARK®, both in the United States and in foreign countries, and we depend on these strategic partners for a significant portion of our revenue. Three companies were responsible for approximately 88% of our revenue during the quarter ended March 31, 2006. Berlex Laboratories, Inc., or Berlex, represented approximately 26% of our revenue, Tyco/Mallinckrodt represented approximately 16% of our revenue and Guerbet represented approximately 46% of our revenue. A decrease in revenue from any of our significant marketing or distribution partners could seriously impair our overall revenues. In some cases, we have granted exclusive rights to these partners. If these partners are not successful in marketing our products, or if these partners fail to meet minimum sales requirements or projections, our ability to generate revenue would be substantially harmed. For example, to date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners. In addition, we might incur further costs in an attempt to enforce our contractual rights, renegotiate agreements, find new partners or market our own products. In some cases, we are dependent upon some of our collaborators to manufacture and market our products. We may not be able to derive any revenues from these arrangements. If any of our collaborators breaches its agreement with us or otherwise fails to perform, such event could impair our revenue and impose additional costs on us. In addition, many of our corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with competitors. Given these and other risks, our current and future collaborative efforts may not be successful. Failure of these efforts would materially adversely impact our ability to generate revenue from product sales, thereby decreasing the amount of cash from operations available to support our development efforts for ferumoxytol as an IV iron replacement therapeutic.

Due to the high cost of our research and development activities, in particular the cost of clinical trials for ferumoxytol as an IV iron replacement therapeutic, our inability to secure strategic partners or alternative strategic arrangements could limit our ability to continue developing ferumoxytol or force us to raise additional capital through alternative means which may not be available to us on acceptable terms or within an acceptable timeframe, if at all. Any delay in, or termination of, any of our research and development projects due to insufficient funds resulting from lack of revenue from strategic partners or alternative capital raising or strategic arrangements would reduce our potential revenues and negatively impact our stock price. In addition, if we are unable to enter into collaborative agreements related to ferumoxytol in either IV iron replacement therapy or MRI, or choose not to enter into collaborative agreements, we will need to develop an internal sales and marketing department, including a direct sales force, or contract for these services from a third party, in order to market and sell ferumoxytol since we do not have the necessary sales and marketing expertise at this time. If we are unable to successfully recruit and retain the necessary sales and marketing personnel, to obtain the financing to support these efforts, or to contract with third parties for these services on acceptable terms, if at all, our product marketing efforts and potential product launches would be delayed and the commercialization of ferumoxytol would be severely impaired. Any delay in the product launch of ferumoxytol as an IV iron replacement therapeutic or MRI would delay any potential revenue from these product candidates.

We are dependent on a limited number of products and product candidates.

We have two products, Feridex I.V. and GastroMARK, currently approved for marketing and sale in the United States and in certain foreign jurisdictions. Our only other products currently in our development pipeline, Combidex and ferumoxytol as an IV iron replacement therapeutic and as a contrast agent in MRI, are not yet approved for marketing or sale in the United States or in any other country. Sales of Feridex I.V. and GastroMARK by our marketing partners have been at relatively low levels in recent years, and we expect sales of Feridex I.V. and GastroMARK will remain at current low levels overall. We may not be able to obtain regulatory approval for Combidex or ferumoxytol as an IV iron replacement therapeutic or as a contrast agent in MRI in the United States or in any other country. Even if approved, Combidex and ferumoxytol, in both IV iron replacement therapy and MRI, may fail to achieve market acceptance. In this event, we do not currently have an alternative source of revenue or profits, other than Feridex I.V. and GastroMARK. Any failure by us to obtain approval of Combidex or ferumoxytol as an IV iron replacement therapeutic or as a contrast agent in MRI will have a material adverse impact on our ability to generate additional revenues, our ability to achieve profitability, and on the future prospects for our business.

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

A lawsuit has been filed against us by one of our current marketing partners, Cytogen, alleging breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing relating to a licensing agreement entered into between Cytogen and us in 2000, as amended. We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act. We believe Cytogen’s lawsuit has no merit, and we plan to conduct a vigorous defense of the claims set forth in the complaint. However, due to the fact that Cytogen is seeking unspecified damages and the case is still in its earliest stages, we cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims. If the final resolution of this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely impacted since our existing insurance policies do not cover this matter.

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

We have many competitors currently developing or marketing IV iron replacement therapy products and MRI contrast agents, many of whom have substantially greater capital and other resources than we do and represent significant competition for us. These companies may succeed in developing technologies and products that are more effective or less costly than any that we may develop, and may be more successful than we are in developing, manufacturing and marketing products. In addition, our collaborators are not restricted from developing and marketing certain competing products and, as a result of certain cross-license agreements with our competitors (including one of our collaborators), our competitors will be able to utilize elements of our technology in the development of certain competing contrast agents. We may not be able to compete successfully with these companies. Additionally, further technological and product developments may make other iron replacement therapy products more competitive than ferumoxytol or other imaging modalities more compelling than MRI, and adversely impact sales of our iron replacement therapy and imaging products, respectively.

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

Because of the specialized nature of our business, we are highly reliant on our executive officers, senior scientists, regulatory professionals, clinical staff, and manufacturing and quality control personnel, including our Chief Executive Officer, Jerome Goldstein, and our President, Dr. Brian J.G. Pereira. If we are unable to attract and retain qualified scientific, technical and regulatory personnel for the development activities conducted or sponsored by us, including our Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic, or we fail to hire qualified people or lose the services of our key personnel, our product development efforts could be delayed or curtailed. If we fail to attract and retain key members of our manufacturing or quality control departments, our ability to manufacture our products, or to manufacture our products in a timely and cost-effective manner, could be hindered and our product sales and development efforts delayed. Furthermore, our expected expansion into areas and activities requiring additional expertise, such as late-stage clinical development and marketing and sales, will require the addition of new management personnel and the development of additional expertise by existing management personnel, which would increase our projected research and development costs and accelerate our need for additional financing. There is intense competition for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise could impose significant limits on our business operations and hinder our ability to successfully and efficiently complete our development projects.

We lack marketing and sales experience.

We have limited experience in marketing and selling our products and rely on our corporate partners to market and sell Feridex I.V. and GastroMARK and have agreed to permit Cytogen to do so, pending FDA approval, for Combidex. In order to achieve commercial success for ferumoxytol, we will have to develop a marketing and sales force or enter into arrangements with others to market and sell our products. If we choose to market and sell ferumoxytol ourselves, we may encounter difficulties in attracting and retaining qualified marketing and sales personnel. In addition, in order to establish our own marketing and sales force, we would have to raise substantial amounts of additional capital to support the costs associated with such an effort. We may not be able to secure such additional financing on terms or within a timeframe acceptable to us, if at all. If we fail to raise the necessary capital, or choose not to market and sell ferumoxytol ourselves, we may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all. Furthermore, whether we market and sell ferumoxytol ourselves or through marketing and sales arrangements, we, or our corporate partners, may not be successful in marketing and selling these or any of our other products.

We may need additional capital to achieve our business objectives.

We have expended and will continue to expend substantial funds to complete the research, development, clinical trials, regulatory approvals and other activities necessary to achieve final commercialization of our product candidates, ferumoxytol as an IV iron replacement therapeutic and Combidex. In particular, we anticipate that the high levels of expenditures related to our research and development activities will continue due to the conduct of Phase III clinical studies for ferumoxytol as an IV iron replacement therapeutic and that our cash-burn rate will continue to increase in the near term. Our near- and long-term capital requirements will also depend on additional factors, including, but not limited to,

•                  the progress of, and our ability to successfully complete, clinical trials for ferumoxytol as an IV iron replacement therapeutic in a timely manner and within our projected budget;

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

•                  the costs involved in ongoing litigation;

•                  the costs involved in filing, prosecuting and enforcing patent claims; and

•                  our ability to raise additional capital on terms and within a timeframe acceptable to us.

We estimate that our existing cash resources, combined with cash we currently expect to receive from other sources, will be sufficient to finance our operations, including projected operating expenses and research and development costs related to Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic, for at least the next twelve months. Thereafter, we may require additional funds or need to establish alternative strategic arrangements to continue our research and development activities, including our IV iron replacement therapy development program, to prepare for submission for regulatory approval for ferumoxytol as an IV iron replacement therapeutic, to conduct future clinical trials for ferumoxytol in new indications and to market and sell our products. We may seek needed funding through arrangements with collaborative partners or through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all. Any additional equity financings or alternative strategic arrangements would likely be dilutive to our stockholders. In addition, the terms of any debt financing could greatly restrict our ability to raise additional capital and may provide rights and preferences to the investors in any such financing which are not available to current stockholders. Our inability to raise additional capital on terms and within a timeframe acceptable to us when needed could force us to dramatically reduce our expenses and delay, scale back or eliminate certain of our activities and operations, including our research and development activities, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

To date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners, and these products have not achieved broad market acceptance. Feridex I.V. and GastroMARK, approved in 1996 and 1997, respectively, represented an alternative technology platform for physicians to adopt in MRI. Feridex I.V. sales have decreased from their peak based on changes in MRI technology and competition in the market, and we expect product sales of Feridex I.V. to remain at current low levels overall. Combidex, if approved, will represent a shift in the diagnostic process that physicians could use to stage and monitor cancer patients that may not be adopted by physicians. In addition, ferumoxytol, if approved as an IV iron replacement therapeutic, will represent an alternative to existing products or procedures that might not be adopted by the medical community. If our approved products or future products are not adopted by physicians, revenues will be delayed or fail to materialize, and our ability to achieve profitability will be significantly adversely effected.

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

Until we or our marketing partners obtain the required regulatory approvals for ferumoxytol as an IV iron replacement therapeutic or for Combidex in any specific foreign country, neither we nor our marketing partners will be able to sell these product candidates in that country. International regulatory authorities have imposed numerous and varying regulatory requirements, and the approval procedures could involve testing in addition to that required by the FDA. Furthermore, approval by one regulatory authority does not ensure approval by any other regulatory authority. In addition, in some cases, we are dependent upon some of our collaborators to conduct clinical testing and to obtain regulatory approvals. We, or our collaborators, may not be able to obtain final regulatory approvals for ferumoxytol as an IV iron replacement therapeutic or for Combidex, or any other products developed by us, in foreign countries. Any failure to obtain the necessary governmental approvals or failure to obtain approvals of the scope requested could delay, and may preclude us or our licensees or other collaborators from marketing, our product candidates or limit the commercial use of our product candidates in these foreign jurisdictions. Alternatively, foreign regulatory approvals may entail limitations on the indicated uses of our product candidates and impose labeling requirements which may also adversely impact our ability to market our product candidates.

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

We currently hold approximately 20 U.S. patents and approximately 30 foreign patents, which expire between the years 2006 and 2020, some of which are subject to extension under FDA regulations. Because certain patents that cover our products will begin to expire in the coming years, the protection provided by these patents will also begin to expire. Our inability to commercialize our products prior to the expiration of our patents could have a material adverse effect on our business, financial condition and prospects. In the future, we may be required to obtain additional licenses to patents or other proprietary rights of others in order to commercialize our products or continue with our development efforts. Such licenses may not be available on acceptable terms, if at all. The failure to obtain such licenses could result in delays in marketing our products or our inability to proceed with the development, manufacture or sale of our products or product candidates requiring such licenses. In addition, the termination of any of our existing licensing arrangements could impair our revenues and impose additional costs which could limit our ability to sell our products commercially.

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

We maintain product liability insurance coverage for claims arising from the use of our products and product candidates in clinical trials and commercial use. However, coverage is becoming increasingly expensive and costs may continue to increase significantly particularly as our Phase III clinical trial activities for ferumoxytol as an IV iron replacement therapeutic continue, and we may not be able to maintain insurance at a reasonable cost. Furthermore, our insurance may not provide sufficient coverage amounts to protect us against liability that could deplete our capital resources. We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future. Our insurance coverage and our resources may not be sufficient to satisfy any liability or cover costs resulting from product liability claims. A product liability claim or series of claims brought against us could reduce or eliminate our resources, whether or not the plaintiffs in such claims ultimately prevail. In addition, pursuant to our certificate of incorporation, by-laws and contractual agreements with our directors, and in order to attract competent candidates, we are obligated to indemnify our officers and directors against certain claims arising from their service to us. We maintain directors and officers’ liability insurance to cover such potential claims against our officers and directors. However, this insurance may not be adequate for certain claims and deductibles apply. As a result of our indemnification obligations and in instances where insurance coverage is not available or insufficient, any liability claim or series of claims brought against our officers or directors could deplete or exhaust our resources, regardless of the ultimate disposition of such claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchases of equity securities during the fiscal quarter ended March 31, 2006.

The following tables provide information about purchases by the company during the quarter ended March 31, 2006 of equity securities of the company that are registered pursuant to Section 12 of the Exchange Act. No purchases were made during the quarter by or on behalf of the company by any person or entity acting, directly or indirectly, in concert with the company for the purpose of acquiring the company’s securities or by an affiliate of the company who, directly or indirectly, controls the company’s purchases of such securities, whose purchases are controlled by the company, or whose purchases are under common control with those of the company.

ISSUER PURCHASES OF EQUITY SECURITIES VIA STOCK OPTION EXERCISES

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2006	5,802		$17.14		0	0
February 1 through February 28, 2006	-0	-	-0	-	0	0
March 1 through March 31, 2006	5,605		$28.42		0	0
Total	11,407		$22.68		0	0

(1)          Consists solely of shares tendered by current and former employees as payment of the exercise price of stock options granted in accordance with provisions of both the company’s equity compensation plans and individual stock option agreements.

(2)          The company does not currently have any publicly announced repurchase programs or plans.

ISSUER PURCHASES OF EQUITY SECURITIES VIA EXERCISE OF WARRANTS

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2006	-0	-	-0	-	0	0
February 1 through February 28, 2006	31,254		$21.56		0	0
March 1 through March 31, 2006	142,230		$31.97		0	0
Total	173,484		$30.10		0	0

(1) Consists solely of shares tendered by current warrant holders as payment of the exercise price of warrants granted in accordance with provisions of such warrants.

(2) The company does not currently have any publicly announced repurchase programs or plans.

Item 4.            Submission of Matters to a Vote of Security Holders

On February 7, 2006, we held our Annual Meeting of Stockholders.

Votes “FOR” represented affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without designation, the shares represented by the proxy were voted “FOR” the proposal in the manner described in the Proxy Statement delivered to the holders of shares of our common stock on the record date (December 12, 2005). On the record date established for the meeting, 9,910,229 shares of our common stock were issued and outstanding.

At the meeting, the stockholders acted upon the election of directors. Voting results were as follows:

Matter	For	Against	Withheld	Abstain

1. Election of Directors
Jerome Goldstein	9,382,341	—	269,649	—
Sheldon L. Bloch	9,438,534	—	213,456	—
Michael D. Loberg	9,382,391	—	269,599	—
Brian J.G. Pereira, MD	8,848,829	—	803,162	—
Edward B. Roberts	9,361,441	—	290,549	—
Mark Skaletsky	9,382,041	—	269,949	—
Theodore I. Steinman, MD	9,382,391	—	269,599	—

At the meeting, stockholders acted upon a proposal to approve an amendment and restatement of our 2000 Stock Plan to, among other things, increase the number of shares of our common stock available for issuance under such plan by 1,000,000 to 2,000,000 shares. Voting results were as follows:

For	Against	Abstain	Broker Non-Votes

6,014,519	559,072	5,800	3,072,599

At the meeting, stockholders also acted upon a proposal to approve an amendment to our Certificate of Incorporation, as amended, increasing the number of shares of our common stock authorized thereunder from 15,000,000 to 25,000,000. Voting results were as follows:

For	Against	Abstain	Broker Non-Votes

9,207,836	440,024	4,130	—

Item 6. Exhibits.

(a) List of Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Advanced Magnetics, Inc., as amended.

10.1	Advanced Magnetics, Inc. Amended and Restated 2000 Stock Plan.

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.

Date:	May 11, 2006	By	/s/ Jerome Goldstein
Jerome Goldstein, Chairman of the Board of Directors, Chief Executive Officer and Treasurer

Date:	May 11, 2006	By	/s/ Michael N. Avallone
Michael N. Avallone, Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Advanced Magnetics, Inc., as amended.

10.1	Advanced Magnetics, Inc. Amended and Restated 2000 Stock Plan.

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.