Form 10-Q
period 2006-06-30
ADVANCED MAGNETICS INC
filed 2006-08-10
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File #0-14732

ADVANCED MAGNETICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2742593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

125 CambridgePark Drive, 6th Floor,
Cambridge, MA	02140
(Address of Principal Executive Offices)	(Zip Code)

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

At August 7, 2006, 11,930,532 shares of registrant’s common stock (par value $.01 per common share) were outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

ADVANCED MAGNETICS, INC.

CONDENSED BALANCE SHEETS

JUNE 30, 2006 AND SEPTEMBER 30, 2005

(Unaudited)

	June 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$19,570,557	$11,332,088
Investments	28,367,942	12,395,210
Accounts receivable - trade	259,433	—
Inventories	344,613	367,788
Prepaid expenses and interest receivable	682,772	444,255
Total current assets	49,225,317	24,539,341
Property, plant and equipment:
Land	360,000	360,000
Building and improvements	4,801,199	4,723,496
Laboratory equipment	7,454,376	7,290,967
Furniture and fixtures	1,421,204	910,847
Total property, plant and equipment	14,036,779	13,285,310
Less - accumulated depreciation	(9,756,666)	(9,532,669)
Net property, plant and equipment	4,280,113	3,752,641
Other assets - restricted cash	15,603	—
Total assets	$53,521,033	$28,291,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,549,936	$886,190
Accrued expenses	3,411,799	1,327,556
Deferred revenue	1,022,746	1,114,183
Total current liabilities	6,984,481	3,327,929
Long-term liabilities:
Deferred revenue and rent expense	1,988,625	2,584,894
Total liabilities	8,973,106	5,912,823

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share, 25,000,000 shares authorized at June 30, 2006 and 15,000,000 shares authorized at September 30, 2005; 11,877,680 shares issued and outstanding at June 30, 2006 and 9,878,354 shares issued and outstanding at September 30, 2005	118,777	98,784
Additional paid-in capital	110,436,159	72,326,602
Accumulated deficit	(66,007,009)	(49,988,961)
Accumulated other comprehensive loss	—	(57,266)
Total stockholders’ equity	44,547,927	22,379,159
Total liabilities and stockholders’ equity	$53,521,033	$28,291,982

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE-AND NINE-MONTH PERIODS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three-Month Period Ended June 30,		Nine-Month Period Ended June 30,
	2006	2005	2006	2005
Revenues:
License fees	$237,851	$234,439	$690,472	$1,043,317
Royalties	132,504	75,967	259,089	192,544
Product sales	574,080	92,555	1,372,991	801,855
Total revenues	944,435	402,961	2,322,552	2,037,716

Costs and expenses:
Cost of product sales	89,735	9,067	263,007	158,196
Research and development expenses	6,252,373	3,200,101	13,392,793	8,777,230
Selling, general and administrative expenses	1,855,121	547,894	5,699,160	2,473,098
Total costs and expenses	8,197,229	3,757,062	19,354,960	11,408,524

Operating loss	(7,252,794)	(3,354,101)	(17,032,408)	(9,370,808)

Other Income:
Interest income	583,909	100,969	1,014,360	232,729

Net loss	$(6,668,885)	$(3,253,132)	$(16,018,048)	$(9,138,079)

Loss per share - basic and diluted:	$(0.57)	$(0.38)	$(1.51)	$(1.11)

Weighted average shares outstanding used to compute loss per share:
Basic and diluted	11,713,778	8,641,460	10,643,054	8,218,302

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE-AND NINE-MONTH PERIODS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three-Month Period Ended June 30,		Nine-Month Period Ended June 30,
	2006	2005	2006	2005

Net loss	$(6,668,885)	$(3,253,132)	$(16,018,048)	$(9,138,079)
Other comprehensive loss:
Unrealized gains (losses) on securities	—	17,514	57,266	(48,082)
Comprehensive loss	$(6,668,885)	$(3,235,618)	$(15,960,782)	$(9,186,161)

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Nine-Month Period Ended June 30,
	2006	2005
Cash flows from operating activities:
Cash received from customers excluding royalties	$1,353,685	$904,470
Cash paid to suppliers and employees	(12,243,317)	(10,421,964)
Interest received	765,913	316,089
Royalties received	259,089	242,119
Net cash used in operating activities	(9,864,630)	(8,959,286)

Cash flows from investing activities:
Proceeds from maturities of investments	15,553,481	9,839,237
Purchase of investments	(31,535,263)	(4,904,237)
Other Assets - restricted cash	(15,603)	—
Capital expenditures	(809,070)	(350,965)
Net cash provided by (used in) investing activities	(16,806,455)	4,584,035

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,506,852	453,958
Proceeds from the issuance of common stock pursuant to the Employee Stock Purchase Plan	94,156	73,741
Proceeds from the exercise of warrants	649,680	—
Net proceeds from the issuance of common stock and warrants to purchase common stock	31,658,866	16,685,058
Net cash provided by financing activities	34,909,554	17,212,757
Net increase in cash and cash equivalents	8,238,469	12,837,506
Cash and cash equivalents at beginning of the period	11,332,088	9,391,363
Cash and cash equivalents at end of the period	$19,570,557	$22,228,869
Supplemental data:
Non-cash financing activities:
Non-cash stock option exercises	$445,902	$100,976
Non-cash warrant exercises	$8,088,141	$—

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.

RECONCILIATION OF NET LOSS

TO NET CASH USED IN OPERATING ACTIVITIES

FOR THE NINE-MONTH PERIODS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Nine-Month Period Ended June 30,
	2006	2005
Net loss	$(16,018,048)	$(9,138,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	268,682	179,600
Non-cash expense associated with non-employee stock options	231,246	21,977
Non-cash expense associated with employee stock options and restricted stock units	2,988,983	—
Loss on disposal of fixed assets	12,917	—
Amortization of premiums on purchased investments	66,316	140,548
Changes in operating assets and liabilities:
Accounts receivable - trade	(259,433)	(59,050)
Inventories	23,175	75,342
Prepaid expenses and interest receivable	(238,517)	261,267
Accounts payable and accrued expenses	3,747,989	602,426
Deferred revenue and rent expense, net	(687,940)	(1,043,317)
Total adjustments	6,153,418	178,793
Net cash used in operating activities	$(9,864,630)	$(8,959,286)

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

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

From 1991 to June 2006, our common stock was traded on the American Stock Exchange under the trading symbol “AVM.”  As of June 27, 2006, our common stock began trading on The NASDAQ Global Market under the trading symbol “AMAG.”

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

We estimate the fair value of equity-based compensation involving stock options utilizing the Black-Scholes option pricing model.  This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield over the expected option term, and an expected forfeiture rate, and is subject to various assumptions.  We believe this valuation methodology is appropriate for estimating the fair value of stock options we grant to employees and directors which are subject to SFAS 123R requirements.  These amounts are estimates and thus may not be reflective of actual future results or amounts ultimately realized by recipients of these grants.  These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, the issuance of new options.  The fair value of restricted stock units granted to employees and directors is determined at the grant date and is computed using the fair value method, which is based upon the estimated fair market value per share on the date of the grant.

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

B.            Investments

As of June 30, 2006, all of our short-term investments were classified as held-to-maturity and are recorded at cost.  The U.S. Treasury Note which matured on February 15, 2006 was previously recorded as available-for-sale and was marked-to-market during the quarter ended December 31, 2005 to reflect a temporary change in value and recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.”

C.            Inventories

                The major classes of inventories were as follows:

	June 30, 2006	September 30, 2005
Raw materials	$293,881	$297,188
Work in process	41,294	33,391
Finished goods	9,438	37,209
Total inventories	$344,613	$367,788

The amount of overhead remaining in ending inventory as of June 30, 2006 and September 30, 2005 was $25,635 and $26,383, respectively.

D.                                    Income Tax

There were no income tax provisions or benefits for the three and nine months ended June 30, 2006 and 2005, respectively, as we incurred a loss in all of those periods.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of June 30, 2006 and September 30, 2005.

E.             Loss per Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period.  Options to purchase a total of 971,625  and 886,328 shares of common stock that were outstanding as of the three and nine months ended June 30, 2006 and 2005, respectively, were excluded from the computation of diluted net loss per share because such options were anti-dilutive as we incurred a loss in those periods.  In addition, 30,000  shares of common stock issuable upon the vesting of restricted stock units granted in the second and third quarters of fiscal 2006 were excluded from the computation of diluted net loss per share because such units were anti-dilutive as we incurred a loss in the three- and nine-month periods ended June 30, 2006; there were no restricted stock units issued by us prior to February 7, 2006.

Warrants to purchase 261,780 shares of common stock, issued in July 2003 at an exercise price of $15.50 per share (all of which were exercised in the nine months ended June 30, 2006) were excluded until exercised from the computation of diluted net loss per share for the applicable three and nine months ended June 30, 2006 and 2005, respectively, because such warrants were anti-dilutive as we incurred a loss in those periods.  In addition, warrants to purchase 359,999 shares of common stock, issued in June 2005 at an exercise price of $13.00 per share (all of which were exercised in the nine months ended June 30, 2006), were also excluded until exercised from the computation of diluted net loss per share for the three and nine months ended June 30, 2006 and 2005, respectively, because such warrants were anti-dilutive as we incurred a loss in those periods.

The components of basic and diluted loss per share were as follows:

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,
	2006	2005	2006	2005

Net loss (A)	$(6,668,885)	$(3,253,132)	$(16,018,048)	$(9,138,079)

Weighted average common shares outstanding (B)	11,713,778	8,641,460	10,643,054	8,218,302
Common stock equivalents	—	—	—	—
Loss per share:
Basic and diluted (A/B)	$(0.57)	$(0.38)	$(1.51)	$(1.11)

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

In March 2006, we sold an aggregate of 1,233,214 shares of our common stock, $.01 par value per share, in an underwritten public offering resulting in gross proceeds of approximately $33.8 million. Net proceeds to us after deducting fees, commissions and other expenses related to the offering were approximately $31.7 million. The shares were issued pursuant to our then existing shelf registration statement on Form S-3 and a registration statement filed pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended.

In June 2005, we sold an aggregate of 1,799,995 shares of our common stock and warrants to purchase an aggregate of 359,999 shares of our common stock in registered direct sales of common stock and warrant units to affiliates of Great Point Partners, LLC and Vivo Ventures, LLC and Brian J. G. Pereira., M.D., who was a director but not an officer at the time. Each unit was comprised of five shares of common stock and a warrant to purchase one share of common stock. The issue price for each unit was $47.50, and the exercise price for each warrant was $13.00 per share. The warrants had a term of three years. As of June 30, 2006, all of these warrants were exercised, of which 136,582 shares were tendered via a non-cash exchange in payment of the exercise price per the terms of the warrants, resulting in the net issuance of 220,260 shares of our common stock, and of which 3,157 shares were issued to Dr. Pereira in exchange for cash payment of the exercise price.

On July 2, 2003, we sold an aggregate of 1,047,120 shares of our common stock and warrants to purchase 261,780 shares of our common stock at an exercise price of $15.50 and with a term of three years in a private placement to several institutional investors. The securities were issued to accredited investors in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering. As of June 30, 2006, warrants were exercised for a total of 261,780 shares of common stock. A portion of these warrants were exercised for a total of 222,513 shares of common stock, of which approximately 125,603 shares were tendered via non-cash exchanges in payment of the exercise price per the terms of the warrants, which resulted in the net issuance of 96,910 shares of our common stock.  In addition, 39,267 shares were issued in exchange for cash payment of the exercise price.

G.            Related Party Transactions

On November 15, 2005, the Board of Directors elected  Brian J.G. Pereira M.D., a director of our company since July

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

In connection with his election as President, the Board of Directors also granted Dr. Pereira options to purchase 250,000 shares of common stock under the terms of the 2000 Stock Plan at an exercise price of $9.10, the fair market value of a share of our common stock on the date of grant.  The options were exercisable with respect to 100,000 shares on the date of grant, and the options become exercisable with respect to an additional 50,000 shares on each of the first, second and third anniversaries of the grant date.  On February 7, 2006, pursuant to the terms of his employment agreement, the Compensation Committee of the Board of Directors granted Dr. Pereira options to purchase an additional 100,000 shares of common stock under the Amended and Restated 2000 Stock Plan at an exercise price of $19.98, the fair market value of a share of our common stock on the date of grant.  These options become exercisable in equal annual installments over a period of three years from the grant date.  On February 7, 2006, the Compensation Committee of the Board of Directors also granted Dr. Pereira 20,000 restricted stock units pursuant to our Amended and Restated 2000 Stock Plan, whereby Dr. Pereira was granted the right to acquire up to 20,000 shares of common stock.   These restricted stock units vest ratably on an annual basis, over a four year period.

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

On February 7, 2006, the company entered into a three-year employment agreement with Joseph L. Farmer, the General Counsel and Vice President of Legal Affairs of the company.  Under the terms of the employment agreement, Mr. Farmer will receive an initial annual salary of $178,000 and one year of severance pay in the event his employment is terminated for any reason within one year following a “change of control” as defined in his employment agreement.  In addition, the agreement provides that Mr. Farmer will receive a one-time cash bonus of $100,000 upon the consummation of an acquisition if the definitive agreement relating to such change of control is entered into during calendar 2006.  On May 22, 2006, the Compensation Committee of the Board of Directors also granted Mr. Farmer 6,000 restricted stock units pursuant to our Amended and Restated 2000 Stock Plan, whereby Mr. Farmer was granted the right to acquire up to 6,000 shares of common stock.  These restricted stock units vest ratably on an annual basis, over a four year period.

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

On May 9, 2006, we hired Amir Konforty, the son-in-law of Jerome Goldstein, our Chief Executive Officer, as our Facilities Manager at an annual salary of $60,000.  The hiring of Mr. Konforty was reviewed in advance by the Audit Committee of our Board of Directors in accordance with our Code of Ethics.

H.            Equity-Based Compensation

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

As of June 30, 2006, options to purchase 1,259,000 shares of common stock and 30,000 restricted stock units have been granted under the Amended and Restated 2000 Stock Plan, of which 114,750 stock options and no restricted stock units have expired or terminated, and 240,875 of which have been exercised.  The remaining number of shares available for future grants as of June 30, 2006 was 825,750.  On November 4, 2003, each non-employee member of the Board of Directors was granted an immediately exercisable option to purchase 8,000 shares of our common stock under the terms of our 2000 Stock Plan.  The non-employee directors also received an immediately exercisable option to purchase 8,000 shares of common stock on the first Tuesday in each of November 2004 and 2005.  On February 7, 2006, each of the non-employee directors was granted an immediately exercisable option to purchase 2,000 additional shares of common stock.  In addition, the non-employee directors will be granted an immediately exercisable option to purchase 10,000 shares of common stock on the first Tuesday of November 2006, provided that sufficient shares remain under the Amended and Restated 2000 Stock Plan for such grants.   All outstanding options granted have an exercise price equal to the closing price of our common stock on the grant date and substantially all have a ten year term.

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

Our 1993 Stock Plan, approved by our stockholders, provided for the grant of options to our directors, officers, employees and consultants to purchase up to an aggregate of 700,000 shares of common stock at a price equal to at least the fair market value, or the minimum legal consideration, of the stock at the date of the grant for incentive stock options and non-statutory stock options, respectively.  No further grants may be made under our 1993 Stock Plan.  The maximum term of the options under the 1993 Stock Plan is ten years, with limited exceptions. The remaining number of shares subject to outstanding options pursuant to this plan as of June 30, 2006 was 58,250.

On November 5, 1991, our Board of Directors adopted the 1992 Non-Employee Director Stock Option Plan which our stockholders subsequently approved.  No further grants may be made under the 1992 Plan. The 1992 Plan provided for the grant to each non-employee director holding such position on November 5, 1991 and 1996, of an option to purchase 5,000 shares of common stock at a price equal to the fair market value of the stock at the date of the grant, vesting in equal installments over a five year period.  The 1992 Plan also provided for the grant to new members of the Board of Directors, on the date of each such director’s election, and on each fifth anniversary thereof, of an option to purchase 5,000 shares of common stock. The remaining number of shares subject to outstanding options pursuant to this plan as of June 30, 2006 was 5,000.

On November 10, 1992, our Board of Directors adopted the 1993 Non-Employee Director Stock Option Plan which our stockholders subsequently approved.  No further grants may be made under the 1993 Plan.  The 1993 Plan provided for the grant to each non-employee director holding such position on November 10, 1992, and 1998, of an option to purchase 5,000 shares of common stock at a price equal to the fair market value of the stock at the date of the grant, vesting in equal installments over a five year period.  The 1993 Plan also provided for the grant to new members of the Board of Directors, on the date of each such director’s election, and on each sixth anniversary thereof, of an option to purchase 5,000 shares of common stock.  The remaining number of shares subject to outstanding options pursuant to this plan as of June 30, 2006 was 5,000.

Our 2003 Employee Stock Purchase Plan provides for the issuance of up to 100,000 shares of our common stock to eligible employees.  Under the terms of the 2003 Employee Stock Purchase Plan, which expires on May 31, 2007, eligible employees may purchase shares (subject to certain limitations) in five annual offerings through payroll deductions of up to a maximum of 10% of the employee’s earnings at a price equal to 85% of the fair market value of the stock on either the first or last day of the applicable annual purchase period, whichever is lower.  As of June 30, 2006, 49,567 shares have been issued under the 2003 Employee Stock Purchase Plan.

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

In the first nine months of fiscal 2006, we recorded a $2,988,983 or $0.28 per share non-cash charge associated with the implementation of SFAS 123R for employee stock-based compensation, with a corresponding credit to additional paid-in capital. Of this amount, $2,496,629 was charged to selling, general and administrative expenses and $492,354 was charged to research and development expenses.  A significant portion of the expense recorded in the first nine months of fiscal 2006 is attributable to options granted to a related party (as discussed in Note G) and to our non-employee directors under our 2000 Stock Plan.  There were no equity-based compensation costs capitalized in the first nine months of fiscal 2006, as such amounts were not material.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns associated with operating losses we incurred in the past several years, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of June 30, 2006 and September 30, 2005.  Accordingly, no income tax benefits were recognized by us in the first nine months of fiscal 2006 associated with the adoption of SFAS 123R, and there was no impact recorded in cash flows from financing activities nor cash flows from operating activities as reported in the accompanying Condensed Statements of Cash Flows.

We record stock-based compensation granted to consultants in accordance with existing pronouncements.  In the first nine months of fiscal 2006, we recorded a $231,246 or $0.02 per share non-cash charge with a corresponding credit to additional paid-in capital in connection with stock options granted to consultants. Of this amount, $27,125 was charged to research and development expense and $204,121 was charged to selling, general and administrative expense.  In the first nine months of fiscal 2005, we recorded a non-cash charge of $21,977, all of which was charged to research and development expense, with a corresponding credit to additional paid-in capital in connection with stock options granted to consultants.

We estimate the fair value of equity-based compensation utilizing the Black-Scholes option pricing model.  This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield over the expected option term, and an expected forfeiture rate, which are subject to various assumptions.  We believe this valuation methodology is appropriate for estimating the fair value of stock options we grant to employees and directors which are subject to SFAS 123R requirements.  These amounts are estimates and thus may not be reflective of actual future results or amounts ultimately realized by recipients of these grants.  These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, the issuance of new options.  The following table summarizes the assumptions we utilized for grants of options to differing groups of optionees in the nine months ended June 30, 2006:

	Options granted	Options granted	Employee Options	Employee Stock
Assumptions	to President	to Directors	Granted	Purchase Plan

Risk free interest rate%	4.5	4.5	4.4	3.25
Expected volatility%	78	78	78	65
Expected option life	5.6	5	6.25	1
Dividend yield	none	none	none	none

Substantially all options granted have a contractual ten year term.  Certain options granted to a related party and to directors generally vested either immediately or over a three year period.  Option grants to employees generally vest over a four year period of continuous employee service.  Risk free interest rates utilized are based upon published U.S. Treasury yield curves at the date of the grant for the expected option term.  Expected stock price volatility is based upon the historical volatility of our common stock price over 1 to 6.25 years.  For options granted prior to September 30, 2005, we used historical exercise and forfeiture information associated with groups of employees and directors to determine expected life and forfeiture rates.  For options granted after September 30, 2005, we continue to use historical forfeiture information to determine forfeiture rates.  However, the simplified approach, as outlined in SAB 107, was utilized to determine expected life.

The following tables present summarized data relative to our stock option plans:

	Period Ended June 30, 2006
		Weighted Average
	Options	Exercise Price

Outstanding at October 1, 2004*	854,366	$7.24
Granted	243,500	13.29
Exercised	(127,719)	4.98
Expired and/or Forfeited	(52,875)	7.99
Outstanding at September 30, 2005 *	917,272	$9.11
Granted	546,000	13.24
Exercised	(412,522)	7.16
Expired and/or Forfeited	(79,125)	13.36
Outstanding at June 30, 2006 *	971,625	$11.92

Options exercisable at June 30, 2006*	443,875	$9.47

Weighted average fair value of options granted during the nine months ended June 30, 2006	$8.78

*These figures do not include warrants outstanding and/or exercisable.

See Note E of Notes to Condensed Financial Statements.

	Options Outstanding			Options Exercisable

		Weighted Average
Range of exercise prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00-$3.38	42,750	4.9	$3.12	42,750	$3.12
$3.39-$5.06	26,125	5.4	4.12	25,500	4.12
$5.07-$7.59	36,125	5.5	5.23	20,125	5.14
$7.60-$11.39	514,250	8.7	9.42	258,875	9.64
$11.40-$17.09	189,375	8.3	14.23	84,625	13.30
$17.10-$25.63	128,000	9.6	19.98	12,000	19.98
$25.64-$36.77	35,000	9.8	30.00	—	—
Totals at June 30, 2006	971,625	8.4	$11.92	443,875	$9.47

*These figures do not include warrants outstanding and/or exercisable.

See Note E of Notes to Condensed Financial Statements.

		Weighted Average
		Fair Market Value
	Unvested Options	at Option Grant Date
Unvested options at September 30, 2005	343,250	$7.66
Granted	546,000	8.96
Vested	(306,875)	6.48
Expired and/or forfeited	(54,625)	10.43
Unvested options at June 30, 2006	527,750	$9.45

* These figures do not include warrants outstanding and/or exercisable.

See Note E of Notes to Condensed Financial Statements.

The aggregate intrinsic value of options outstanding and options exercisable, measured at June 30, 2006, was approximately $17,800,000 and $9,200,000, respectively.  The aggregate intrinsic value of options exercised in the three and nine months ended June 30, 2006 (excluding warrants exercised and purchases made pursuant to the Employee Stock Purchase Plan), measured as of the exercise date, was approximately $3,100,000 and $7,400,000.

At June 30, 2006, the amount of unrecorded expense associated with the adoption of SFAS 123R attributable to future periods was approximately $4.1 million, which is expected to be amortized to expense on a straight line basis over the next eight quarters.  This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options.

In the nine months ended June 30, 2006, we also issued an aggregate of 30,000 restricted stock units to employees pursuant to our Amended and Restated 2000 Stock Plan, all of which were outstanding but unvested as of June 30, 2006.  These grants vest ratably, on an annual basis, over a four year period.  The estimated fair value of restricted stock granted was determined at the grant date based upon the quoted market price per share on the date of the grant.  The estimated fair value of these restricted stock unit awards was approximately $630,000.  At June 30, 2006, the amount of unrecorded expense for these restricted stock units attributable to future periods was approximately $574,000, which is expected to be amortized primarily to expense on a straight line basis over a weighted average amortization period of approximately four years.  This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options or awards.

The following table presents summarized data relative to restricted stock units granted pursuant to our Amended and Restated 2000 Stock Plan:

Weighted Average
Fair Value
Restricted Stock Units	Unvested Restricted Stock Units	at Restricted Stock Unit Grant Date

Outstanding at September 30, 2005*	—	$—
Granted	30,000	20.98
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2006*	30,000	$20.98
Restricted Stock Units exercisable at June 30, 2006*	—	$—

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

If stock-based compensation for employees had been determined based on SFAS 123, as amended by SFAS 148, our pro forma loss and pro forma loss per share for the three and nine months ended June 30, 2005 would have been as follows:

	Three-month period ended	Nine-month period ended
	June 30, 2005	June 30, 2005

Reported net loss	$(3,253,132)	$(9,138,079)
Pro forma employee stock compensation expense	(361,636)	(939,567)
Pro forma net loss	$(3,614,768)	$(10,077,646)

Reported loss per share - basic and diluted:	$(0.38)	$(1.11)

Pro forma loss per share - basic and diluted:	$(0.42)	$(1.23)

The fair value of substantially all options granted during fiscal year 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of 6.25 years; (2) expected volatility of 76.7%; (3) weighted average risk-free interest rate of 3.90% in 2005; and (4) no dividend yield.  In the fiscal quarter ended June 30, 2005, the assumptions used for awards under our 2003 Employee Stock Purchase Plan were as follows: (1) expected life of 1.0 years; (2) expected volatility of 106.0%; (3) weighted average risk-free interest rate of 3.25%; and (4) no dividend yield.    See also Note G.

I.              Concentration of Credit Risk

Our operations are located solely within the United States.  We perform ongoing credit evaluations of our customers and generally do not require collateral.  Three companies were responsible for approximately 89% of our revenue during the nine months ended June 30, 2006.  Berlex Laboratories, Inc., or Berlex, represented approximately 39% of our revenue, Tyco/Mallinckrodt represented approximately 8% of our revenue, and Guerbet represented approximately 42% of our revenue.  Three companies were responsible for approximately 91% of our revenue during the nine months ended June 30, 2005.  Berlex represented approximately 46% of our revenue, Guerbet represented approximately 21% of our revenue, and Cytogen Corporation, or Cytogen, represented approximately 24% of our revenue in the nine months ended June 30, 2005.  No other company accounted for more than 10% of our total revenues for the nine months ended June 30, 2006 or 2005.  All of the revenue attributable to Cytogen and a significant portion of the revenue attributable to Berlex in the quarters ended June 30, 2006 and 2005 was previously deferred revenue related to up-front license fees.

Two companies were responsible for our trade receivables at June 30, 2006.  Guerbet represented approximately 91%, and Taejoon Pharmaceuticals represented approximately 9% of our trade receivables at June 30, 2006.  Revenues from customers and licensees outside of the United States, principally in Europe, South Korea and Japan, amounted to 47% and 23% of our total revenues for the nine months ended June 30, 2006 and 2005, respectively.

J.             Recently Issued Accounting Pronouncements and Proposals

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” or SFAS 151.  This pronouncement, which became effective for interim or annual periods beginning after June 15, 2005, clarifies existing accounting guidance relating to accounting for certain abnormal costs of production.  The adoption of SFAS 151 did not have a material impact on our results of operations or financial condition.

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1 “The Meaning of Other- Than-Temporary Impairment and Its Application to Certain Investments”.  This pronouncement addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The adoption of the provisions of this pronouncement is not expected to have a material impact on our financial position or results of operations.

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

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”), entitled, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.  Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No.  FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.”  FIN 48 specifically clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with the provisions of FASB 109 “Accounting for Income Taxes”.   The adoption of the provisions of these pronouncements is not expected to have a material impact on our financial position or results of operations.

The FASB Emerging Issues Task Force (“EITF”) issued in March 2006 draft abstract EITF Issue No. 05-1 “Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option”.  This Issue applies to the issuance of equity securities to settle a debt instrument that is not otherwise currently convertible but becomes convertible upon the issuer’s exercise of a call option.

The EITF issued in March 2006 draft abstract EITF Issue No. 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43”.  This Issue applies to whether an employee’s right to a compensated absence under a sabbatical or other similar arrangement requires the employee to perform certain services for or on behalf of the entity during the absence.

The EITF issued in March 2006 draft abstract EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. This Issue relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction.

K.            Commitments and Contingencies

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

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expects,” “intends,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of factors discussed in Item 1a of Part 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and elsewhere in this Quarterly Report on Form 10-Q and those risks identified in our other Securities and Exchange Commission filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the United States Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

From 1991 to June 2006, our common stock was traded on the American Stock Exchange under the trading symbol “AVM.” As of June 27, 2006, our common stock began trading on The NASDAQ Global Market under the trading symbol “AMAG.”

Critical Accounting Policies and Estimates

On October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board, or the FASB, and the Securities and Exchange Commission, or the

SEC, associated with the accounting for the share-based compensation arrangements for our employees and certain of our directors, including our Employee Stock Purchase Plan. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. We adopted SFAS 123R using the modified prospective method in the first quarter of fiscal 2006. Accordingly, results for interim and fiscal year periods prior to October 1, 2005 do not include, and have not been restated to reflect, amounts associated with the requirements of SFAS 123R. We did not make any changes or modifications to previously existing options prior to our adoption of SFAS 123R, nor do we anticipate any substantive future changes to our existing equity-based compensation arrangements. There have been no other changes in accounting policies or estimates in fiscal year 2006; see also Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

Results of Operations for the Quarter Ended June 30, 2006 as Compared to the Quarter Ended June 30, 2005

Revenues

Total revenues for the quarter ended June 30, 2006 were $944,435 compared to $402,961 for the quarter ended June 30, 2005. The increase in revenues for the quarter as compared to the same fiscal quarter last year is primarily attributable to an increase in product sales of Feridex I.V. by our marketing partners. Two companies were responsible for approximately 89% of our revenue during the quarter ended June 30, 2006. Berlex Laboratories, Inc., or Berlex, represented approximately 57% of our revenue and Guerbet represented approximately 32% of our revenue. Three companies were responsible for approximately 90% of our revenue during the fiscal quarter ended June 30, 2005. Berlex represented approximately 50% of our revenue, Guerbet represented approximately 28% of our revenue, and Cytogen Corporation, or Cytogen, represented approximately 12% of our revenue in the fiscal quarter ended June 30, 2005. Our revenues for the three months ended June 30, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended June 30,
	2006	2005	$Change	% Change
Revenues:
License fees	$237,851	$234,439	$3,412	1%
Royalties	132,504	$75,967	56,537	74%
Product sales	574,080	$92,555	481,525	520%
Total revenues	$944,435	$402,961	$541,474	134%

License Fee Revenue

All of our license fee revenue for the quarters ended June 30, 2006 and 2005 consisted of deferred license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and deferred license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

In August 2000, we entered into a license and marketing agreement with Cytogen in which, among other things, we granted Cytogen exclusive United States marketing rights to Combidex. At the time of signing that agreement, we received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee. We determined to account for the revenue associated with this fee over the development period of the products subject to the agreement as costs were incurred. The entire amount of the license fee was booked as deferred revenue upon signing the agreement. Recognition of the remainder of the deferred revenue associated with this agreement, which was $427,486 as of June 30, 2006, is expected to occur when currently projected expenses are incurred in connection with our efforts to obtain approval of Combidex. Revenue recognition was based upon costs incurred to date compared to our current estimate of costs we expect to incur in connection with our efforts to obtain approval of Combidex. We expect future license fee revenue to fluctuate from quarter to quarter due to changes in our activities under our license and marketing agreement with Cytogen.

In February 1995, we entered into a license and marketing agreement and a supply agreement with Berlex, granting Berlex a product license and exclusive marketing rights to Feridex I.V. in the United States and Canada. In 1996, the parties agreed to remove Canada from the territories subject to the agreement. Berlex paid us non-refundable license fees and other fees in connection with the agreements. We determined to account for the revenue associated with this agreement on a straight-line basis over the term of the agreement due to the existence of an established contract period. Recognition of the remainder of the deferred revenue as license fee revenue is expected to occur proportionately over the remaining term of the agreement. In both fiscal quarters ended June 30, 2006 and 2005, we recorded to income $184,439 of previously deferred licensing revenue associated with our license and marketing agreement with Berlex. The agreement expires in 2010 but can be terminated earlier upon the occurrence of certain specified events.

Total license fee revenue for the three months ended June 30, 2006 and 2005 was recognized as follows:

	Three-Month Periods Ended June 30,
	2006	2005	$Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$53,412	$50,000	$3,412	7%
Deferred license fee revenue recognized in connection with the Berlex agreement	184,439	184,439	—	0%
Total	$237,851	$234,439	$3,412	1%

Royalty Revenue

Royalties increased $56,537 or 74%, to $132,504 for the quarter ended June 30, 2006, compared with royalties of $75,967 for the quarter ended June 30, 2005. Royalty payments can fluctuate from quarter to quarter based on uneven demand and/or payment variations by end users for our marketed products, Feridex I.V. and GastroMARK. However, we expect royalties to generally remain at current levels overall due to the current competitive landscape for our marketed products.

Product Sale Revenue

Product sale revenue for the three months ended June 30, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended June 30,
	2006	2005	$Change	% Change
Feridex I.V.	$574,080	$—	$574,080	—
GastroMARK	—	92,555	(92,555)	-100%
Total	$574,080	$92,555	$481,525	520%

The increase in product sale revenue in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005 was the result of an increase in sales of Feridex I.V. to our marketing partners. Product sales fluctuate from quarter to quarter. Fluctuations in our product sales are largely attributable to unpredictable annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners. We expect revenue from product sales will continue to fluctuate from quarter to quarter as a result of these factors.

Costs and Expenses

Cost of Product Sales

We incurred costs of $89,735 associated with product sales during the quarter ended June 30, 2006 compared to costs of $9,067 associated with product sales during the quarter ended June 30, 2005, an increase of $80,668. These costs constituted approximately 16% and 10% of product sales during the quarters ended June 30, 2006 and 2005, respectively. Our gross margins are dependent on the mix of customers, prices we charge for our products, product mix, changes in unit volume and production efficiencies. The percentage increase in cost of sales in the quarter ended June 30, 2006 is attributable to the sale of lower margin products as compared to the same quarter in the prior fiscal year.

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

Research and development expenses for the three months ended June 30, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended June 30,
	2006	2005	$Change	% Change
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy and MRI	$4,513,742	$1,705,203	$2,808,539	165%
Combidex	10,445	143,750	(133,305)	-93%
Other external costs	179,134	77,876	101,258	130%
Total	$4,703,321	$1,926,829	$2,776,492	144%

Internal Research and Development Expenses	1,549,052	1,273,272	275,780	22%

Total Research and Development Expenses	$6,252,373	$3,200,101	$3,052,272	95%

External costs associated with research and development expenditures were $4,703,321 in the three months ended June 30, 2006 as compared to external costs of $1,926,829 in the three months ended June 30, 2005, an increase of $2,776,492. In addition, internal costs associated with research and development activities were $1,549,052 in the three months ended June 30, 2006 compared to $1,273,272 in the three months ended June 30, 2005, an increase of $275,780. The increase in both external and internal costs was due largely to increased expenditures associated with the clinical development program for ferumoxytol as an IV iron replacement therapeutic offset by a decrease in Combidex-related costs incurred in the quarter. Internal costs at June 30, 2006 include a non-cash accounting charge associated with employee stock-based compensation of $181,259, which represents the research and development portion of the $801,236 non-cash charge resulting from the adoption of SFAS 123R. Research and development expenses associated with the same period last year do not include, and have not been restated to reflect, a non-cash accounting charge associated with employee stock-based compensation. We expect quarter-over-quarter research and development expenses to increase over at least the next four quarters as a result of increased patient enrollment costs and fees associated with our third party service providers in connection with our Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic. However, research and development expenses can vary from quarter to quarter based upon the rate of patient enrollment in our Phase III clinical studies.

Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies for ferumoxytol. Since the end of fiscal 2000 and through the quarter ended June 30, 2006, we incurred additional aggregate external research and development expenses of approximately $20,200,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol. We currently estimate the total future cost of external efforts necessary to complete development of ferumoxytol as an IV iron replacement therapeutic, including costs related to ongoing and future clinical trial activities, to range from approximately $15 to $17 million over approximately the next 15 months. These external costs and the expected timing could increase, however, if we experience further delays in our clinical development program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third party contract research and development service providers or deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA to the FDA for ferumoxytol as an IV iron replacement therapeutic. Any such delay would also delay the commercialization of ferumoxytol as an IV iron replacement therapeutic. Since we have not yet determined which clinical indications we may seek for the development of ferumoxytol in MRI, if any, we cannot make a specific dollar estimate of the projected external efforts necessary to complete development for ferumoxytol in MRI.

We incurred aggregate internal and external research and development expenses of approximately $13,500,000 through the end of fiscal 2000 in connection with the development of Combidex. Since fiscal 2000, we have incurred additional external research and development expenses of approximately $1,370,000, as well as additional internal research and development costs related to our efforts to obtain FDA approval for Combidex. Due to our limited resources and the priority we are placing on completion of the Phase III development program for ferumoxytol as an IV iron replacement therapeutic, we do not currently intend to sponsor additional clinical studies for Combidex in the near future. However, we are reviewing and evaluating existing studies, including studies sponsored by our European partner, Guerbet, to determine whether such studies will address the concerns raised by the FDA in the March 2005 approvable letter. Until we complete our evaluation of these studies and meet with the FDA to discuss next steps, we cannot predict with certainty the timing or cost of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all, however, we expect that both our internal and external research and development expenses may increase as we finalize our strategy for responding to the March 2005 approvable letter with respect to Combidex.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended June 30,
	2006	2005	$Change	% Change
Wages, payroll taxes and benefits	1,279,468	345,986	933,482	270%
Professional and consulting fees	219,564	77,809	141,755	182%
Facilities and other expenses	356,089	124,099	231,990	187%
Total	$1,855,121	$547,894	$1,307,227	239%

The increase in wages, payroll taxes and benefits for the quarter ended June 30, 2006 as compared to the same quarter in the prior fiscal year was primarily due to the adoption of SFAS 123R which resulted in a total non-cash expense of $801,236 associated with employee stock-based compensation, of which $619,977 was charged to selling, general and administrative expenses in the quarter. Selling, general and administrative expenses associated with the same period last year do not include, and have not been restated to reflect, a non-cash accounting charge associated with employee stock-based compensation. A portion of the increase was also due to increased wage and benefits expenses as compared with the quarter ended June 30, 2005 associated with an increase in the number of employees combined with wage increases and increased recruiting expenses. We expect wage and benefit costs (excluding the effects of the adoption of SFAS 123R) included in selling, general and administrative expenses to continue to increase as we continue our efforts to recruit additional staff to assist with the development and commercialization of ferumoxytol as an IV iron replacement therapeutic. At June 30, 2006, the amount of unrecorded expense associated with the adoption of SFAS 123R attributable to future periods for employee stock-based compensation was approximately $4,674,000, of which $4,100,000 was associated with stock options and $574,000 was associated with restricted stock units. Such amount will be amortized to expense on a straight line basis over the next eight quarters. These future estimates are subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options.

Professional and consulting fees for the third fiscal quarter of 2006 increased as compared to the same quarter in the prior fiscal year. The increase is largely attributable to our engagement of consultants hired to assist with our ongoing efforts to implement the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

The increase in facilities and other expenses for the third fiscal quarter of 2006 compared to the same quarter in the prior fiscal year is due to costs associated with our new facility lease which commenced in late February 2006 combined with higher utility and insurance costs. We expect that expenses in facilities expenses will increase as we continue to hire additional staff and lease additional space as part of our development and commercialization efforts for ferumoxytol.

Other Income

Other income for the three months ended June 30, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended June 30,
	2006	2005	$Change	% Change
Interest income	$583,909	$145,179	$438,730	302%
Amortization of premiums on purchased investments	—	(44,210)	44,210	100%
Total Other Income	$583,909	$100,969	$482,940	478%

The increase in other income in the quarter ended June 30, 2006, as compared to the same quarter in the prior fiscal year, was attributable to the investment of the net proceeds from both our June 2005 and March 2006 financings in interest-bearing investments, coupled with decreased amortization expense of purchase premiums associated with the January 31, 2005 and February 15, 2006 maturities of two U.S. Treasury Notes which were previously purchased at an amount in excess of face value.

Income Taxes

We had no income tax expense (benefit) for the three months ended June 30, 2006 and 2005, as we incurred a loss in each of those fiscal periods. Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of June 30, 2006 and 2005 against these assets. In addition, as a result of our deferred tax assets being fully reserved for as of June 30, 2006, there was no income tax effect recorded in the quarter ended June 30,, 2006 associated with our adoption of SFAS 123R.

Net Loss

For the reasons stated above, there was a net loss of ($6,668,885), or ($0.57) per basic and diluted share, for the quarter ended June 30, 2006 compared to a net loss of ($3,253,132), or ($0.38) per basic and diluted share, for the quarter ended June 30, 2005.

Results of Operations for the Nine-Month Period Ended June 30, 2006 as Compared to the Nine-Month Period Ended June 30, 2005

Revenues

Total revenues for the nine-month period ended June 30, 2006 were $2,322,552 compared to $2,037,716 for the nine-month period ended June 30, 2005. The increase in revenues was primarily the result of increased product sales and royalties on product sales from our licensees recorded in the nine-month period ended June 30, 2006, partially offset by the recognition of a lower amount of deferred license fee revenue from a license and marketing agreement with Cytogen. Three companies were responsible for approximately 89% of our revenue during the nine-month period ended June 30, 2006. Berlex represented approximately 39% of our revenue, Guerbet represented approximately 42% of our revenue, and Tyco/Mallinckrodt represented approximately 8% of our revenue in the nine-month period ended June 30, 2006. Our revenues for the nine months ended June 30, 2006 and 2005 consisted of the following:

	Nine-Month Periods Ended June 30,
	2006	2005	$Change	% Change
Revenues:
License fees	$690,472	$1,043,317	$(352,845)	-34%
Royalties	259,089	192,544	66,545	35%
Product sales	1,372,991	801,855	571,136	71%
Total revenues	$2,322,552	$2,037,716	$284,836	14%

License Fee Revenue

License fee revenue for each of the nine-month periods ended June 30, 2006 and June 30, 2005 consisted of deferred license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and deferred license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

Total license fee revenue for the nine months ended June 30, 2006 and 2005 was recognized as follows:

	Nine-Month Periods Ended June 30,
	2006	2005	$Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$137,155	$490,000	$(352,845)	-72%
Deferred license fee revenue recognized in connection with the Berlex agreement	553,317	553,317	—	0%
Total	$690,472	$1,043,317	$(352,845)	-34%

During the nine-month period ended June 30, 2006 our revenue associated with the Cytogen agreement decreased as compared with the nine-month period ended June 30, 2005. This decrease was the result of a lower level of both internal and external costs incurred in the nine-month period ended June 30, 2006 as compared to the nine-month period ended June 30, 2005, largely due to the higher level of both internal and external costs we incurred in connection with our preparation for, and participation in, the March 2005 ODAC meeting during the nine-months ended June 30, 2005 as compared to the nine-months ended June 30, 2006. Revenue recognition during the period was based upon costs incurred to date compared to our current estimate of costs we expect to incur in connection with our efforts to obtain approval of Combidex. We expect future license fee revenue to continue to fluctuate from quarter to quarter due to changes in our activities under our license and marketing agreement with Cytogen. The balance of deferred revenue remaining to be recognized into income in future periods associated with the Cytogen contract is $427,486 as of June 30, 2006.

Royalty Revenue

Royalties increased $66,545, or 35%, to $259,089 for the nine-month period ended June 30, 2006, compared with royalties of $192,544 for the nine-month period ended June 30, 2005. The increase in royalties in the nine-month period ended June 30, 2006 as compared to the nine-month period ended March 31, 2005 was primarily associated with an increase in sales of GastroMARK by one of our marketing partners and payment variations by end users for our marketed products.

Product Sale Revenue

Product sale revenue for the nine months ended June 30, 2006 and 2005 consisted of the following:

	Nine-Month Periods Ended June 30,
	2006	2005	$Change	% Change
Feridex I.V.	$622,368	$379,678	$242,690	64%
GastroMARK	649,799	379,914	269,885	71%
Combidex	100,824	42,263	58,561	139%
Total	$1,372,991	$801,855	$571,136	71%

The increase in product sale revenue in the nine-month period ended June 30, 2006 as compared to the nine-month period ended June 30, 2005 was primarily the result of an increase in sales of both Feridex I.V. and GastroMARK to our marketing partners. Product sales fluctuate from period to period. Fluctuations in our product sales are largely attributable to unpredictable annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners. We expect revenue from product sales will continue to fluctuate from period to period as a result of these factors. Product sales in the nine months ended June 30, 2006 and 2005 included the sale of bulk Combidex to one of our foreign marketing partners for research and development purposes.

Costs and Expenses

Cost of Product Sales

We incurred costs of $263,007 associated with product sales during the nine-month period ended June 30, 2006 compared to costs of $158,196 associated with product sales during the nine-month period ended June 30, 2005. This constituted approximately 19% and 20% of product sales during the nine-month period ended June 30, 2006 and 2005, respectively.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2006 and 2005 consisted of the following:

	Nine-Month Periods Ended June 30,
	2006	2005	$Change	% Change
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy	$8,551,312	$4,645,647	$3,905,665	84%
Ferumoxytol in MRI	117,201	79,215	37,986	48%
Combidex	185,532	519,914	(334,382)	-64%
Other external costs	338,777	153,091	185,686	121%
Total	$9,192,822	$5,397,867	$3,794,955	70%

Internal Research and Development Expenses	4,199,971	3,379,363	820,608	24%

Total Research and Development Expenses	$13,392,793	$8,777,230	$4,615,563	53%

The increase in total research and development expenditures incurred in the nine-month period ended June 30, 2006 as compared to the nine-month period ended June 30, 2005 was attributable to increased external costs of $3,794,961 and increased internal costs of $820,608. The increase in both external and internal costs is due largely to increased expenditures associated with the clinical development program for ferumoxytol as an IV iron replacement therapeutic. Internal costs for the nine months ended June 30, 2006 include a non-cash accounting charge associated with employee stock-based compensation of $492,354, which represents the research and development portion of the $2,988,982 non-cash charge resulting from the adoption of SFAS 123R.     Research and development expenses associated with the same period last year do not include, and have not been restated to reflect, a non-cash accounting charge associated with employee stock-based compensation. External research and development costs incurred in the nine months ended June 30, 2006 include an additional non-cash accounting charge associated with consultant stock-based compensation of $27,125. In addition, there was a decrease of approximately $334,000 for Combidex-related external costs in the nine-month period ended June 30, 2006 compared to the same period in fiscal 2005, a portion of which was attributable to our preparation for, and participation in, the March 2005 ODAC meeting.

Selling, General and Administrative Expenses

                Selling, general and administrative expenses for the nine months ended June 30, 2006 and 2005 consisted of the following:

	Nine-Month Periods Ended June 30,
	2006	2005	$Change	% Change
Wages, payroll taxes and benefits	$4,250,263	$1,005,864	$3,244,399	323%
Professional and consulting fees	625,327	799,276	(173,949)	-22%
Facilities and other	823,570	667,958	155,612	23%
Total	$5,699,160	$2,473,098	$3,226,062	130%

The increase in wages, payroll taxes and benefits for the nine months ended June 30, 2006 as compared to the same period in the prior fiscal year was primarily due to the adoption of SFAS 123R which resulted in a total non-cash expense of $2,988,893 associated with employee stock-based compensation of which a total of $2,496,629 was charged to selling, general and administrative expenses in the nine months ended June 30, 2006. An additional $204,121 of non-cash expense associated with consultant stock-based compensation was also charged to selling, general and administrative expenses in the nine months ended June 30, 2006. Selling, general and administrative expenses associated with the same period last year do not include, and have not been restated to reflect, a non-cash accounting charge associated with stock-based compensation. A portion of the increase was also due to increased wage and benefits expenses as compared with the nine months ended June 30, 2005 associated with an increase in the number of employees combined with wage increases and increased recruiting expenses. We expect wage and benefit costs (excluding the effects of the adoption of SFAS 123R) included in selling, general and administrative expenses to continue to increase during the remainder of fiscal 2006 as we continue our efforts to recruit additional staff to assist with the development and commercialization of ferumoxytol as an IV iron replacement therapeutic. At June 30, 2006, the amount of unrecorded expense associated with the adoption of SFAS 123R attributable to future periods for employee stock-based compensation was approximately $4,674,000, of which $4,100,000 was associated with stock options and $574,000 was associated with restricted stock units. Such amount will be amortized to expense on a straight line basis over a weighted average amortization period of approximately two years. These future estimates are subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options.

Professional and consulting fees for the first nine months of fiscal 2006 declined as compared to the same period in the prior fiscal year. We incurred substantial expenses for professional fees in the first nine months of fiscal 2005 for consultants hired to assist with our efforts to implement the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and business development activities, some of which we did not incur during the first nine months of fiscal 2006. This decrease was partially offset by increased expense in the first nine months of fiscal 2006, when we incurred a non-cash charge of $231,246 associated with stock option compensation granted in the third and fourth quarters of fiscal 2005 to consultants, of which $204,121was charged to selling, general and administrative costs.

Other Income

Other income for the nine months ended June 30, 2006 and 2005 consisted of the following:

	Nine-Month Periods Ended June 30,
	2006	2005	$Change	% Change
Interest income	$1,080,676	$373,277	$707,399	190%
Amortization of premiums on purchased investments	(66,316)	(140,548)	74,232	53%
Total Other Income	$1,014,360	$232,729	$781,631	336%

                The increase in other income in the nine-month period ended June 30, 2006, as compared to the same period in the prior fiscal year, was primarily attributable to funds being invested in higher interest-bearing investments, mainly U.S. Treasury Bills, combined with a higher average total dollar amount of invested funds in the nine- month period ended June 30, 2006 as compared to the nine-month period ended June 30, 2005 as a result of both our June 2005 and March 2006 financings.

Income Taxes

We had no annualized income tax provision for the nine-month periods ended June 30, 2006 and June 30, 2005, as we incurred a loss in each of those periods. Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of June 30, 2006 and June 30, 2005 against these assets.

Net Loss

                For the reasons stated above, there was a net loss of ($16,018,048), or ($1.51) per basic and diluted share, for the nine-month period ended June 30, 2006 compared to a net loss of ($9,138,079), or ($1.11) per basic and diluted share for the nine-month period ended June 30, 2005.

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

Since the beginning of fiscal 2005, we have invested in U.S. Treasury Notes and U.S. Treasury Bills. As of June 30, 2006, the maturities of these investments ranged from less than one month to less than six months. In addition, we maintain most of our surplus cash primarily in money market funds classified as cash equivalents. A significant decline in value of these money market funds would result in a substantial reduction in our total assets and cash available for daily operations. We have limited insurance protection for these money market accounts available through the Securities Investor Protection Corporation, or SIPC.

Cash and cash equivalents (which consist of cash on hand, money market funds and U.S. Treasury Bills having an original maturity of less than three months) and short-term investments consisted of the following:

	June 30,	September 30,
	2006	2005	$Change	% Change
Cash and cash equivalents	$19,570,557	$11,332,088	$8,238,469	73%
Investments	28,367,942	12,395,210	15,972,732	129%
Total cash, cash equivalents and investments	$47,938,499	$23,727,298	$24,211,201	102%

The significant increase in cash and cash equivalents as of June 30, 2006 compared to September 30, 2005 is primarily the result of the receipt of net proceeds of approximately $31.7 million from our March 2006 public offering. As of June 30, 2006, we believe that our cash, cash equivalents, and short-term investments, combined with cash we currently expect to receive from other sources, will be sufficient to satisfy our future cash flow needs for at least the next twelve months, including projected operating expenses and research and development costs related to Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic.

Net cash used in operating activities was $9,880,233 in the nine months ended June 30, 2006 compared to net cash used in operating activities of $8,959,286 in the nine-months ended June 30, 2005. Cash received during the nine months ended June 30, 2006 included $1,353,209 from customers, $259,089 of royalty payments from our distribution and marketing partners and $765,913 from interest income associated with our investments in various U.S. Treasury Notes, U.S. Treasury Bills and money market funds. Cash used in operating activities during the nine months ended June 30, 2006 included $12,258,444 paid to suppliers and employees primarily in connection with our operating and research and development activities. Cash received from sales to our marketing partners increased as a result of increased cash collections associated with a higher level of product sales in the nine months ended June 30, 2006 as compared to the same period in the prior fiscal year. The increase in cash paid to suppliers and employees in the nine months ended June 30, 2006, as compared to the same period last year, was principally due to cash outlays for increased regulatory fees, wage and benefits costs, and fees paid to third-party contract research and development service providers associated with our ongoing clinical trial activities. We anticipate cash used in operating activities will increase over current levels based on continued increases in research and development expenses related to the conduct of Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic, expenses associated with additional clinical trials we may have to conduct in connection with our NDA submission for ferumoxytol, and expected increases in selling, general and administrative expenses, including costs related to compliance with corporate governance requirements. In addition, both our internal and external research and development expenses may increase as we finalize our strategy for responding to the FDA’s March 2005 approvable letter with respect to Combidex. We also expect cash used in operating activities to increase based on our recent hiring, and our expected continued hiring, of additional staff and our leasing of additional office space in connection with our ongoing efforts to commercialize ferumoxytol as an IV iron replacement therapeutic, as well as our expected expenditures on external consultants in connection with our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

We expect to continue to incur substantial research and development cash expenditures, including costs related to ongoing and future clinical studies, in order to commercialize our product candidates based on our core superparamagnetic iron oxide nanoparticle technology, including ferumoxytol as an IV iron replacement therapeutic. We expect quarter-over-quarter research and development expenses to increase over at least the next four quarters as a result of increased patient enrollment costs and fees associated with our third party service providers in connection with our Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic, the costs associated with any additional studies we may need to conduct as part of our NDA submission for ferumoxytol and any external costs we incur as we finalize our plan for responding to the March 2005 approvable letter for Combidex.

In addition to our internal research and development costs, we currently estimate that the future cash expenditures of the external efforts necessary to complete development of ferumoxytol as an IV iron replacement therapeutic will be in the range of approximately $15 to $17 million over approximately the next 15 months. These external costs could increase, however, if we experience significant delays in our clinical program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third party contract research and development service providers, or deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we experience a delay in the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic. Any such delay would also delay the commercialization of ferumoxytol as an IV iron replacement therapeutic. We currently plan to submit the NDA for ferumoxytol as an IV iron replacement therapeutic to the FDA in mid calendar year 2007. This submission could also be delayed if we experience delays in any one of our Phase III clinical trials. Also, until we complete our evaluation of existing clinical studies and meet with the FDA to discuss next steps, we cannot predict with certainty the timing or cost of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all, however, we expect that both our internal and external research and development expenses may increase as we finalize our strategy for responding to the March 2005 approvable letter with respect to Combidex.

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

Cash used in investing activities was $16,790,852 in the nine months ended June 30, 2006 compared with cash provided by investing activities of $4,584,035 in the nine months ended June 30, 2005. Our capital expenditures for the first nine months of fiscal 2006 increased as compared to the same period last year due to expenditures for furniture, fixtures and telecommunications equipment associated with our February 2006 lease of additional office space for additional staff hired in connection with our ongoing efforts to commercialize ferumoxytol. Capital expenditures in the nine months ended June 30, 2005 included equipment associated with our manufacturing scale-up of ferumoxytol. In the first nine months of fiscal 2006, we purchased $31,535,263 of short-term investments utilizing proceeds from our March 2006 financing. In the nine-month period ended June 30, 2005, a portion of the $9,839,237 of proceeds from two maturing U.S. Treasury Notes were reinvested in a short-term U.S. Treasury Bill. Proceeds from maturing short term investments amounted to $15,553,481 and $9,839,237, in the nine months ended June 30, 2006 and June 30, 2005, respectively.

Cash provided by financing activities was $34,909,554 in the nine months ended June 30, 2006 compared with cash provided by financing activities of $17,212,757 in the nine months ended June 30 2005. We received $2,506,852 from the cash exercise of stock options, and $649,680 from the cash exercise of warrants, during the first nine months of fiscal 2006. On March 10, 2006, we sold 1,233,214 shares of our common stock in an underwritten public offering. Net proceeds to us from the financing were approximately $31.7 million after deducting external transaction costs directly associated with the common stock offering. The shares were issued pursuant to our then existing shelf registration statement on Form S-3 and a registration statement filed pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended. Cash provided by financing activities amounted to $17,212,757 in the first nine months of fiscal year 2005, primarily the result of our June 2005 issuance of an aggregate of 1,799,995 shares of our common stock and warrants to purchase an aggregate of 359,999 shares of our common stock in registered direct sales of common stock and warrant units to certain investors, which resulted in net proceeds of approximately $16.7 million to us after payment of all related expenses.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).    As of June 30, 2006 there were no outstanding warrants to purchase shares of our common stock.

Legal Proceedings

On January 25, 2006, Cytogen filed a lawsuit against us in Massachusetts Superior Court. The complaint includes claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment and relates to a license and marketing agreement entered into in August 2000 between us and Cytogen granting Cytogen certain rights to Combidex and to ferumoxytol for oncology imaging applications only. We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act. We believe Cytogen’s lawsuit has no merit, and we plan to conduct a vigorous defense of the claims set forth in the complaint. However, due to the fact that Cytogen is seeking unspecified damages and the case is still in its earliest stages, we cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims. If the final resolution of this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely impacted since our existing insurance policies do not cover this matter

Recently Issued Accounting Pronouncements and Proposals

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” or SFAS 151. This pronouncement, which became effective for interim or annual periods beginning after June 15, 2005, clarifies existing accounting guidance relating to accounting for certain abnormal costs of production. The adoption of SFAS 151 did not have a material impact on our results of operations or financial condition.

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

                In June 2006, the FASB issued proposed FASB Staff Position No. FAS 123(R)-e “Amendment of FASB Staff Position FAS 123(R)-1”. This proposed FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring or a business combination should be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). The adoption of the provisions of this pronouncement did not have a material impact on our financial position or results of operations.

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”), entitled, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”. Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No.  FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FIN 48 specifically clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with the provisions of FASB 109 “Accounting for Income Taxes”. The adoption of the provisions of these pronouncements is not expected to have a material impact on our financial position or results of operations.

The FASB Emerging Issues Task Force (“EITF”) issued in March 2006 draft abstract EITF Issue No. 05-1 “Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option”. This Issue applies to the issuance of equity securities to settle a debt instrument that is not otherwise currently convertible but becomes convertible upon the issuer’s exercise of a call option.

The EITF issued in March 2006 draft abstract EITF Issue No. 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43”. This Issue applies to whether an employee’s right to a compensated absence under a sabbatical or other similar arrangement requires the employee to perform certain services for or on behalf of the entity during the absence.

The EITF issued in March 2006 draft abstract EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. This Issue relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

In the nine months ended June 30, 2006, we continued to invest a significant amount of our surplus cash in U.S. Treasury Bills. As of June 30, 2006, all of our investments were classified as held-to-maturity and, as a result, were recorded at cost. A $4,525,000 U. S. Treasury Note which matured on February 15, 2006, was previously recorded as available-for-sale and was marked-to-market during the quarters ended March 31, June 30, September 30, and December 31, 2005, to reflect a temporary decline in value which was recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.” As of June 30, 2006, the maturities of these investments ranged from less than one month to less than six months.   These investments are subject to interest rate risk and will fall in value if market interest rates increase. However, even if market interest rates for comparable investments were to increase immediately and uniformly by 10% from levels at June 30, 2006, we estimate that the fair value of these investments would decline by an immaterial amount.

Item 4.   Controls and Procedures.

Our principal executive officer and principal financial officer and principal accounting officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) with the participation of the company’s management, have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and, principal financial officer and principal accounting officer have concluded that our disclosure controls and procedures are effective at a level that provides such reasonable assurances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchases of equity securities during the fiscal quarter ended June 30, 2006.

The following tables provide information about purchases by the company during the quarter ended June 30, 2006 of equity securities of the company that are registered pursuant to Section 12 of the Exchange Act. No purchases were made during the quarter by or on behalf of the company by any person or entity acting, directly or indirectly, in concert with the company for the purpose of acquiring the company’s securities or by an affiliate of the company who, directly or indirectly, controls the company’s purchases of such securities, whose purchases are controlled by the company, or whose purchases are under common control with those of the company.

ISSUER PURCHASES OF EQUITY SECURITIES VIA STOCK OPTION EXERCISES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2006	-0-	-0-	0	0

May 1 through May 31, 2006	2,010	$30.29	0	0

June 1 through June 30, 2006	4,895	$25.80	0	0

Total	6,905	$27.10	0	0

(1)

Consists solely of shares tendered by current and former employees as payment of the exercise price of stock options granted in accordance with provisions of both the company’s equity compensation plans and individual stock option agreements.

(2)	The company does not currently have any publicly announced repurchase programs or plans.

ISSUER PURCHASES OF EQUITY SECURITIES VIA EXERCISE OF WARRANTS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2006	28,208	$36.90	0	0

May 1 through May 31, 2006	13,396	$30.29	0	0

June 1 through June 30, 2006	47,096	$30.16	0	0

Total	88,700	$32.32	0	0

(1)	Consists solely of shares tendered by current warrant holders as payment of the exercise price of warrants granted in accordance with provisions of such warrants.
(2)	The company does not currently have any publicly announced repurchase programs or plans.

Item 6. Exhibits.

                (a) List of Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MAGNETICS, INC.

Date:	August 10, 2006	By	/s/ Jerome Goldstein
Jerome Goldstein, Chairman of the Board of Directors, Chief Executive Officer and Treasurer

Date:	August 10, 2006	By	/s/ Michael N. Avallone
Michael N. Avallone, Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.