Form 10-K
period 2006-09-30
ADVANCED MAGNETICS INC
filed 2006-12-01
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-14732

Advanced Magnetics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2742593
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
125 CambridgePark Drive—6th Floor
Cambridge, Massachusetts	02140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (617) 498-3300

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share, NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of March 31, 2006 was approximately $397,500,000 based on the closing price of $38.25 of the Common Stock of the registrant as reported on the American Stock Exchange on such date. As of November 15, 2006, there were 11,941,744 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, scheduled to be held on February 6, 2007, pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2006. Portions of such Proxy Statement are incorporated by reference in Part III hereof.

ADVANCED MAGNETICS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

PART I

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and federal securities laws. In this Annual Report on Form 10-K, words such as “may,” “will,” “expects,” “intends,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of factors discussed in Part I, Item 1A below under “RISK FACTORS” and elsewhere in this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the United States Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Ferumoxytol, the key product in our development pipeline, is in Phase III multi-center clinical trials for use as an intravenous, or IV, iron replacement therapeutic in chronic kidney disease patients, whether or not on dialysis. We have completed enrollment in three of our four pivotal Phase III clinical studies for ferumoxytol as an IV iron replacement therapeutic. Two of the studies in which enrollment is complete were identical efficacy and safety studies each of which enrolled 304 non-dialysis-dependent chronic kidney disease, or NDD-CKD, patients comparing two doses of 510 mg ferumoxytol to oral iron. The other completed study was a safety study in 750 NDD-CKD and dialysis-dependent chronic kidney disease, or DD-CKD, patients comparing a single dose of 510 mg ferumoxytol to placebo. Enrollment in the remaining study, a multi-center efficacy and safety study in hemodialysis-dependent chronic kidney disease, or HD-CKD, patients, is currently planned to be completed by the end of the first quarter of calendar year 2007. Based on our current estimates of the timing of completion of the HD-CKD study and our efforts to prepare and finalize the submission of the New Drug Application, or NDA, for ferumoxytol, we currently plan to submit the NDA for ferumoxytol as an IV iron replacement therapeutic to the U.S. Food and Drug Administration, or FDA, during the second half of calendar 2007.

In November 2006 we presented positive results from the first of our completed NDD-CKD studies at the American Society of Nephrology’s Renal Week 2006 Annual Meeting. The study demonstrated a statistically significant achievement of the primary and secondary efficacy endpoints of the study. For the primary endpoint, patients receiving ferumoxytol were tested on the 35th day after they received the drug and were found to have had a significantly greater mean increase in hemoglobin compared to patients in the oral iron group. For the secondary endpoints, a significantly higher proportion of patients receiving ferumoxytol achieved an increase in hemoglobin of greater than or equal to 1 gram/dl on the 35th day after they received the drug and a significantly greater increase in serum ferritin on the 21st day after receiving the drug compared to patients receiving oral iron in the study. Additionally, all primary and secondary efficacy endpoints were statistically significant in both patients on erythropoeisis stimulating proteins, or

ESPs, and those not on ESPs. In this study, adverse events occurred in 52.0% of oral iron patients compared to 35.5% of ferumoxytol patients. Similarly, drug-related adverse events occurred in 24.0% of oral iron patients compared to 10.6% of ferumoxytol patients. There were no drug-related serious adverse events in either group. We are working with our Clinical Studies Steering Committee, which has oversight of the publications from the Phase III studies, and our Scientific Advisory Board, to determine when data from the additional completed studies will become available and be presented to the scientific and investment communities.

Combidex, our other product under development, is an investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, or MRI, to aid in the differentiation of cancerous from normal lymph nodes. In March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions. We are working with our European partner, Guerbet SA, or Guerbet, on the potential presentation to the FDA of additional data from a Phase III study sponsored by Guerbet in patients with pelvic cancers, including prostate, bladder, cervical and uterus cancer, which we hope will address the concerns raised in the March 2005 approvable letter. We hope to be able to announce our strategy for responding to the March 2005 approvable letter during calendar 2007. However, until our evaluation of the additional data from Guerbet is complete and we meet with the FDA to discuss our intended response to the March 2005 approvable letter, we cannot predict with certainty the timing or likelihood of our ability to satisfy the conditions specified by the FDA for approval of Combidex. Due to our limited resources and the priority we are placing on completion of the Phase III development program for ferumoxytol as an iron replacement therapeutic, we do not currently intend to sponsor additional clinical studies for Combidex.

Feridex I.V., our liver contrast agent, is currently approved and marketed in Europe, the United States and other countries. GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is also approved and marketed in Europe, the United States and other countries.

From 1991 to June 26, 2006, our common stock was traded on the American Stock Exchange under the trading symbol “AVM.”  As of June 27, 2006, our common stock began trading on the NASDAQ Global Market under the trading symbol “AMAG.”

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

Our iron oxide nanoparticles are composed of bioavailable iron that is easily absorbed by the body and incorporated into the body’s iron stores. As a result, products using our core technology are well suited for use in IV iron replacement therapy. Additionally, the superparamagnetic characteristic of our products results in nanoparticles that become strongly magnetic when placed in a magnetic field, but lose their magnetism once the field is removed. Therefore, use of our nanoparticles results in magnetic resonance images that increase the information available to the reviewing physicians. Our rights to our technology are derived from and/or protected by license agreements, patents, patent applications and trade secret protections. See “Patents and Trade Secrets.”

Products

The following table summarizes applications and potential applications of our products and product candidates, the names of our principal marketing partners, the current U.S. and foreign status for each of our product candidates and the primary markets for our approved products.

Product	Applications	Marketing Partners	U.S. Status	Foreign Status
ferumoxytol	Intravenous iron replacement therapy	None	Enrollment in three Phase III clinical trials completed. One Phase III clinical trial ongoing.	None
	MRI contrast agent	Cytogen Corporation (United States) for oncology imaging applications only	Exploratory Phase II clinical trials completed	None
Combidex	Differentiation of cancerous from normal lymph nodes	Cytogen Corporation (United States), Guerbet (various countries in the European Union, South America, the Middle East, Southeast Asia, Africa, Mexico, and eastern Europe); and TaeJoon (South Korea)	Received approvable letter from FDA in March 2005	Dossier being prepared for submission to the EMEA by our European partner
Feridex I.V.	Diagnosis of liver lesions

Berlex Laboratories, Inc. (United States), Eiken Chemical Co., Ltd. (Japan)*, Guerbet (various countries in the European Union, South America, the Middle East, Southeast Asia, South Africa and eastern Europe)

			Approved and marketed	Approved and marketed in Japan* and most European Union countries
GastroMARK	Delineating the bowel in abdominal imaging	Mallinckrodt, Inc. (United States), Guerbet (various countries in the European Union, South America, the Middle East, Southeast Asia, Africa and eastern Europe)	Approved and marketed	Approved and marketed in several European Union countries

*                     Eiken Chemical Co., Ltd., or Eiken, informed us in 2005 of its desire to terminate its existing supply and marketing agreement with us with respect to Feridex I.V. due to increased competition and limited sales of the product in Japan. With our permission, Eiken has begun the process of withdrawing Feridex I.V. as an approved product in Japan with the appropriate regulatory authorities. We expect the withdrawal and the termination of our supply and marketing agreement with Eiken to take effect in early calendar year 2007.

For a discussion of the substantive regulatory requirements applicable to the development process, see “Government Regulation and Reimbursement.”

Ferumoxytol as an Iron Replacement Therapeutic

Overview

IV iron replacement therapy plays a major role, along with erythropoietin, a hormone produced in the kidneys that stimulates red blood cell production, in treating certain types of chronic anemia in patients suffering from chronic kidney disease, also referred to as CKD, or kidney failure, as well as in many patients receiving chemotherapy. According to the United States Renal Data System, or USRDS, there were 335,963 CKD patients on dialysis in the United States on December 31, 2004. Over 90% of these CKD dialysis patients receive intravenous iron as part of managing their anemia. Additionally, according to the National Kidney Foundation’s Kidney Disease Outcomes Quality Initiative, or KDOQI, there are approximately 8 million people in the United States suffering from moderate (Stage 3) or severe (Stage 4) CKD who are not yet on dialysis. Among these patients, more than 1.5 million have anemia according to extrapolation of data analyzed from a large health management organization. Data presented at the National Kidney Foundation Meeting in 2006 showed that 38% of anemic patients with Stage 3 or 4 CKD had evidence of absolute iron deficiency and would therefore benefit from receiving intravenous iron.

Chronic Kidney Disease and Anemia

Diseased kidneys do not produce enough erythropoietin to stimulate sufficient production of red blood cells to meet the body’s needs. Consequently, people with CKD often develop anemia. To increase red blood cell production, anemic CKD patients are given recombinant erythropoietin therapy, which in turn increases their need for iron. Long-term use of erythropoietin therapy causes the body to progressively deplete its iron stores to meet this increased need for iron. As a result, the majority of these CKD patients eventually develop iron deficiency anemia and require iron replacement therapy. In addition, when iron stores become too low, erythropoietin therapy becomes less effective in treating anemia. Iron deficiency is often worse in hemodialysis patients due to blood loss in the dialysis procedure, multiple hospitalizations and interventional procedures or gastrointestinal bleeding.

Ferumoxytol and the Treatment of Chronic Anemia

The National Kidney Foundation’s KDOQI guidelines recommend starting CKD patients who need iron on oral iron supplements as a first-line treatment for iron deficiency anemia. For most patients receiving erythropoietin, oral iron supplements do not adequately replenish the body’s iron stores. Oral iron supplements are not absorbed well by the gastrointestinal tract and can often have unpleasant side effects, such as constipation, diarrhea and cramping that cause people to stop taking the iron supplements. IV iron replacement therapeutics allow greater amounts of iron to be provided to patients whose iron stores have been severely depleted while avoiding the side effects associated with oral iron supplements. However, there are certain adverse reactions and side effects associated with IV iron replacement therapeutics that may make such products less safe than oral iron.

If approved by the FDA, we believe ferumoxytol would be an effective iron replacement therapy for CKD patients, whether or not on dialysis. Clinical studies to date show that ferumoxytol has greater flexibility in both the time required for administration and the amount of iron that can be given to a patient in a single administration as compared to IV iron replacement therapeutics currently on the market in the United States.

We have completed enrollment in three of our four pivotal Phase III clinical studies for ferumoxytol as an IV iron replacement therapeutic. Two of the studies in which enrollment is complete were identical efficacy and safety studies each of which enrolled 304 NDD-CKD patients comparing two doses of 510 mg ferumoxytol to oral iron. The other completed study was a safety study in 750 NDD-CKD and DD-CKD, patients comparing a single dose of 510 mg ferumoxytol to placebo. Enrollment in the remaining study, a multi-center efficacy and safety study in HD-CKD patients, is currently planned to be completed by the end of the first quarter of calendar year 2007. Based on our current estimates of the timing of completion of the HD-CKD study and our efforts to prepare and finalize the submission of the NDA for ferumoxytol, we currently plan to submit the NDA for ferumoxytol as an IV iron replacement therapeutic to the FDA during the second half of calendar 2007.

In November 2006 we presented positive results from the first of our completed NDD-CKD studies at the American Society of Nephrology’s Renal Week 2006 Annual Meeting. The study demonstrated a statistically significant achievement of the primary and secondary efficacy endpoints of the study. For the primary endpoint, patients receiving ferumoxytol were tested on the 35th day after they received the drug and were found to have had a significantly greater mean increase in hemoglobin compared to patients in the oral iron group. For the secondary endpoints, a significantly higher proportion of patients receiving ferumoxytol achieved an increase in hemoglobin of greater than or equal to 1 gram/dl on the 35th day after they received the drug and a significantly greater increase in serum ferritin on the 21st day after receiving the drug compared to patients receiving oral iron in the study. Additionally, all primary and secondary efficacy endpoints were statistically significant in both patients on erythropoeisis stimulating proteins, or ESPs, and those not on ESPs. In this study, adverse events occurred in 52.0% of oral iron patients compared to 35.5% of ferumoxytol patients. Similarly, drug-related adverse events occurred in 24.0% of oral iron patients compared to 10.6% of ferumoxytol patients. There were no drug-related serious adverse events in either group. We are working with our Clinical Studies Steering Committee, which has oversight of the publications from the Phase III studies, and our Scientific Advisory Board, to determine when data from the additional completed studies will become available and be presented to the scientific and investment communities.

We do not currently have a marketing partner for ferumoxytol as an IV iron replacement therapeutic. In order to achieve commercial success for ferumoxytol as an IV iron replacement therapeutic, we will have to either develop our own internal marketing and sales department, including a direct sales force, enter into a collaborative arrangement with a third party or parties to market and sell ferumoxytol, or otherwise contract for these services with a third party. If we market and sell ferumoxytol ourselves, we may not be able to successfully recruit and retain the qualified marketing and sales personnel that would be necessary to market and sell ferumoxytol.

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

Many different types of cancers can spread to the lymph nodes, particularly prostate and breast cancer. According to the American Cancer Society 2006 Cancer Facts and Figures, nearly 1 million new cases of cancer that could spread to the lymph nodes will have been diagnosed during 2006. Lymph node imaging plays an important role in staging patients and determining appropriate patient management. There are currently no available non-invasive methods for distinguishing between lymph nodes enlarged by the infiltration of cancerous cells as opposed to inflammation. The modalities currently used for imaging lymph nodes include computed tomography, or CT, MRI without contrast, ultrasound and positron emission tomography, or PET, alone or in combination with CT. Except for PET/CT, these imaging modalities cannot distinguish between nodes enlarged due to inflammation and enlarged cancerous nodes, nor can they identify cancerous nodes that are not enlarged. Therefore, the current practice is to assume that enlarged nodes (typically greater than ten millimeters in size) are cancerous and to perform a biopsy to establish their true status. PET relies on the increased metabolism often found in cancerous tissue, but generally cannot detect lesions less than 8-10 mm and often falsely suggests cancer in other conditions with increased metabolic activity, for example, infection. We have demonstrated in clinical studies that Combidex only accumulates in normal lymph node tissue and can therefore facilitate differentiation between cancerous nodes and normal nodes. We believe that Combidex will enable doctors using MRI to improve diagnostic confidence in differentiating between normal and cancerous lymph nodes, irrespective of node size.

We have granted exclusive rights to market and sell Combidex in the United States to Cytogen Corporation, or Cytogen, and to Guerbet in various countries in the European Union, or EU, South America, the Middle East, Southeast Asia, Africa, Mexico and eastern Europe under the tradename Sinerem™ and TaeJoon in South Korea. See “Licensing, Marketing and Supply Arrangements.”

The Role of Ferumoxytol in Contrast-Enhanced MRI

As a blood pool agent with a long blood half-life as compared to currently approved MRI contrast agents, ferumoxytol may be useful as a contrast agent in a wide range of applications in MRI. We have completed exploratory Phase II clinical studies for use of ferumoxytol in contrast-enhanced magnetic resonance angiography, or MRA, a type of MRI. However, given our limited resources and the priority we are placing on completion of the development program for ferumoxytol as an iron replacement therapeutic, it is unlikely that we will advance the ferumoxytol MRI program in the near future.

We have granted exclusive rights to market ferumoxytol, for oncology imaging applications only, in the United States to Cytogen, although no such clinical applications are currently planned or contemplated. We do not currently have a marketing partner for ferumoxytol in MRA or non-oncology MRI applications. See “Licensing, Marketing and Supply Arrangements.”

Feridex I.V.

Several types of cancer can spread to the liver. The ability to identify metastatic tumors in the liver plays a key role in staging patients and determining appropriate patient management. Diagnosis of metastases in the liver at an early stage can be difficult because small tumors are frequently not accompanied by detectable physical symptoms. We believe that contrast-enhanced MRI exams using Feridex I.V. enable the imaging of liver lesions that may not be visible with other modalities used for liver imaging.

Feridex I.V. was approved by the FDA in August 1996. Berlex Laboratories, Inc., or Berlex, our exclusive U.S. marketing partner for Feridex I.V., has been marketing Feridex I.V. in the United States since October 1996. Feridex I.V. was approved in August 1994 by the European Union’s Committee for Proprietary Medicinal Products and most of the member states of the EU have since issued local approvals to market the product. Guerbet has been marketing the product on an exclusive basis in Europe since late 1994, and subsequently acquired the rights to market the product in several other countries under the tradename Endorem™. Eiken received regulatory approval to market Feridex I.V. in Japan in July 1997 and marketed the product on an exclusive basis in Japan since September 1997 through its affiliate Tanabe Seiyaku, Ltd. In 2005, Eiken informed us of its desire to terminate its existing supply and marketing agreement with us with respect to Feridex I.V. due to increased competition and limited sales of the product in Japan. With our permission, Eiken began the process of withdrawing Feridex I.V. as an approved product in Japan. We expect the withdrawal and the termination of our supply and marketing agreement with Eiken to take effect in early calendar year 2007. See “Licensing, Marketing and Supply Arrangements.”

GastroMARK

Images of organs and tissues in the abdomen using MRI without contrast agents can be difficult to read because the abdominal organs and tissues cannot be easily distinguished from the loops of the bowel. GastroMARK, our oral contrast agent for delineating of the bowel, flows through and darkens the bowel when ingested. By more clearly identifying the intestinal loops, GastroMARK enhances the ability to distinguish the bowel from adjacent tissues and organs in the upper gastrointestinal tract.

GastroMARK was approved by the FDA in 1996. Our marketing partner, Mallinckrodt, Inc., or Mallinckrodt, has been marketing GastroMARK in the United States since April 1997. We initially licensed the marketing rights to GastroMARK on an exclusive basis to Guerbet in western Europe and Brazil. Guerbet has been marketing the product in several EU countries since 1993 under the tradename Lumirem™, and subsequently acquired the rights to market the product in several other countries in the Middle East, Southeast Asia, eastern Europe, South America and Africa. See “Licensing, Marketing and Supply Arrangements.”

Licensing, Marketing and Supply Arrangements

Our marketing strategy has included the formation of alliances with pharmaceutical companies to facilitate the sale and distribution of our products. At present we have the following principal collaborations:

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

CYTOGEN CORP. In August 2000, we entered into a license and marketing agreement and a supply agreement with Cytogen. Cytogen has exclusive United States marketing rights to Combidex, our investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with MRI to aid in the differentiation of cancerous from normal lymph nodes. In addition, Cytogen has the exclusive right to market and sell ferumoxytol, for oncology imaging applications only, in the United States. However, we have no plans to pursue the development of ferumoxytol for oncology imaging applications, at this time. Under the terms of our agreement, we also agreed to grant to Cytogen the exclusive right to market and sell Feridex I.V. in the United States if our existing marketing arrangement with Berlex for Feridex I.V. terminates for any reason. Upon signing the agreements with Cytogen, we received 1,500,000 shares of Cytogen common stock as a non-refundable license fee. An additional 500,000 shares of Cytogen common stock were placed in escrow to be released to us upon satisfaction of certain milestones under the agreements. As a result of a 10 for 1 reverse stock split of Cytogen’s common stock, which became effective in October 2002, these escrowed shares have been converted into 50,000 shares of Cytogen common stock. The release of 25,000 of these shares is dependent upon progress in the development of ferumoxytol for oncology imaging applications, and we do not anticipate achieving this milestone. The release of the other 25,000 shares is dependent upon issuance by the FDA of an approval letter relating to Combidex. Cytogen has agreed to pay us for manufacturing and supplying the products and royalties on sales, if any, relating to the products licensed to them. These agreements have an initial ten-year term with automatic five-year extensions, but can be terminated earlier upon the occurrence of certain specified events.

On January 25, 2006 Cytogen filed a lawsuit against us in Massachusetts Superior Court. The complaint includes claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment in connection with the license and marketing agreement between us and Cytogen. We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act. We believe Cytogen’s lawsuit has no merit, and we plan to conduct a vigorous defense of the claims set forth in the complaint. Due to the fact that Cytogen is seeking unspecified damages and that the case is still in its early stages, we cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims. If the final resolution of this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely impacted since our existing insurance policies do not cover this matter.

EIKEN CHEMICAL CO., LTD. In 1988, we entered into a supply and marketing agreement with Eiken granting Eiken the exclusive right to manufacture and distribute Feridex I.V. in Japan. Eiken was responsible for conducting clinical trials and securing the necessary regulatory approval in Japan, which was obtained in 1997. Under the terms of the agreement, as amended, Eiken paid us an up-front license fee and agreed to pay royalties based upon products shipped for resale. In 2005, Eiken informed us of its desire to terminate this agreement due to increased competition and limited sales of Feridex I.V. in Japan. With our permission, Eiken began the process of withdrawing Feridex I.V. as an approved product with the appropriate regulatory authorities in Japan. We expect the withdrawal and the termination of our agreement with Eiken to take effect in early calendar year 2007.

GUERBET. In 1987, we entered into a supply and distribution agreement with Guerbet. Under this agreement, Guerbet was appointed the exclusive distributor of Feridex I.V. in western Europe and Brazil (under the tradename Endorem). This agreement was amended in 2002 to expand Guerbet’s exclusive rights to distribute Feridex I.V. in various other areas, including South America, the Middle East, southeast Asia, and eastern Europe. The agreement was further amended in 2006 to expand Guerbet’s exclusive rights to distribute Feridex I.V. in certain additional Southeast Asian countries and South Africa. Guerbet is responsible for conducting clinical trials and securing the necessary regulatory approvals in the countries in its territory. Guerbet has not pursued marketing approval in all the countries in which it has rights. Under the terms of this agreement, Guerbet is obligated to pay royalties based on products shipped for resale. We are entitled to receive an additional percentage of Guerbet’s sales in return for selling to Guerbet its requirements for the active ingredient used in Feridex I.V. The agreement terminates on the later of (i) the expiration of the last to expire technology patent related to Feridex I.V. or (ii) ten years after the date all necessary approvals were obtained in France.

In 1989, we entered into a second supply and distribution agreement with Guerbet granting Guerbet an exclusive right to manufacture and sell GastroMARK in western Europe and Brazil (under the tradename Lumirem) and the option to acquire such rights to any future MRI contrast agents developed by us. Guerbet has exercised its rights to manufacture and sell Combidex (under the tradename Sinerem) in western Europe and Brazil. This agreement was amended in 2002 to expand Guerbet’s exclusive rights to manufacture and sell GastroMARK and Combidex in various other areas, including South America, the Middle East, Southeast Asia, and eastern Europe. The agreement was further amended in 2006 to expand Guerbet’s exclusive rights to distribute Combidex in certain additional countries. However, Guerbet has not pursued marketing approval in all the countries in which it has rights. In February 2004, it was determined through binding arbitration that Guerbet failed to meet its contractual obligations with respect to the exercise of its option to acquire certain rights to ferumoxytol, and accordingly, all such rights reverted back to us. Under the terms of this distribution agreement, Guerbet has agreed to pay us royalties and a percentage of net sales as the purchase price for the active ingredient of the licensed products. We are required to sell to Guerbet its requirements for the active ingredient used in Combidex and GastroMARK. The agreement is perpetual but terminable upon certain specified events.

MALLINCKRODT, INC. (a division of Tyco Healthcare Group LP). In 1990, we entered into a manufacturing and distribution agreement with Mallinckrodt granting Mallinckrodt a product license and co-marketing rights to GastroMARK in the United States, Canada and Mexico. Mallinckrodt currently has rights to GastroMARK in the United States only. Under the terms of the agreement, we receive royalties based on Mallinckrodt’s GastroMARK sales as well as a percentage of sales for supplying the active ingredient. The agreement is perpetual but terminable upon certain specified events.

SQUIBB DIAGNOSTICS (a division of Bristol-Myers Squibb Co.). In 1994, under an agreement with Squibb Diagnostics, we reacquired the development and marketing rights to Combidex, which had previously been licensed to Squibb Diagnostics. Pursuant to this agreement, we are obligated to pay up to a maximum of $2,750,000 in royalties to Squibb Diagnostics in connection with commercial product sales of Combidex.

OTHER. We are the licensee of certain technologies related to our products under cross-license agreements with Nycomed Imaging A.S. of Oslo, Norway (now known as Amersham Health, which is part of GE Healthcare), or Nycomed, and Schering AG of Berlin, Germany. The license agreement with Nycomed requires us to make payments upon the attainment of particular milestones relating to Feridex I.V. and GastroMARK. We are also required under the agreement with Nycomed to pay royalties on a percentage of product sales of Feridex I.V. and GastroMARK, if any. There were no milestone payments made in fiscal years 2006, 2005 or 2004. Future milestone payments under the Nycomed agreement will not exceed $400,000.

We are also a party to an agreement with one of our regulatory consultants for Combidex, which obligates us to make certain royalty payments to the consultant based on any future commercial product sales of Combidex in the United States. To date, we have not been required to make any royalty payments with respect to Combidex. We do not expect any such royalty payments to be material.

Manufacturing and Supply Arrangements

Our Cambridge, Massachusetts manufacturing facility is registered with the FDA and is subject to current Good Manufacturing Practices, or cGMP, as prescribed by the FDA. At this facility, we currently manufacture Feridex I.V. bulk product for sale to Guerbet, Feridex I.V. finished product for sale to Berlex, GastroMARK bulk product for sale to Guerbet and Mallinckrodt and ferumoxytol finished product for use in clinical trials. We also manufacture, at this facility, Combidex bulk product for use in U.S. non-Phase III clinical trials, Guerbet foreign trials and for research and development purposes. We also intend to manufacture ferumoxytol finished product and Combidex bulk product for commercial use, subject to FDA approval, at this facility. In the future, we intend to use a contract manufacturer for the final manufacturing of Combidex.

Raw Materials

We currently purchase the raw materials used to manufacture our products from third-party suppliers. Although certain of our raw materials are readily available, others may be obtained only from qualified suppliers. Certain raw materials used in our products are procured from a single source with no qualified alternative supplier. In addition, we sometimes obtain raw materials from one vendor only, even where multiple sources are available, in order to maintain quality control and enhance working relationships with suppliers. During 2005, one of our key suppliers notified us of its decision to discontinue manufacturing a key raw material in our manufacturing process for our products. At that time, we purchased all remaining inventory from the supplier and have since identified an alternative supplier and are continuing our efforts to find a second qualified supplier of this raw material.

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

Our policy is to aggressively protect our competitive technology position by a variety of means, including applying for patents in the United States and in appropriate foreign countries. We currently hold approximately 19 U.S. patents and approximately 29 foreign patents, which expire between the years 2007 and 2020, some of which are subject to extension under FDA regulations. Because certain patents that cover our products will begin to expire in the coming years, the protection provided by these patents will also begin to expire. Our inability to commercialize our products prior to the expiration of our patents could have a material adverse effect on our business, financial condition and prospects.

We also have patent applications pending in the United States, and have filed counterpart patent applications in several foreign countries. Although we believe that further patents will be issued on pending applications, we cannot be sure that these patents will be issued on a timely basis, if at all. In addition, any issued patents may not provide us with competitive advantages or may be challenged by others, and the existing or future patents of third parties may limit our ability to commercialize our products. Any limitation on the protection of our technology could hinder our ability to develop and market our products and product candidates.

We are a party to various license agreements, including nonexclusive cross-licensing arrangements covering MRI technology with Nycomed and Schering AG. Our proprietary position depends in part on these licenses, and termination of the licenses for any reason could have a material adverse effect on us by limiting or prohibiting the commercial sale of our contrast agents.

Competition

The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change. Certain companies, including some of our collaborators, which have greater human and financial resources dedicated to product development and clinical testing than we do, are developing IV iron replacement therapy products and MRI contrast agents. Our collaborators are not restricted from developing and marketing certain competing products and, as a result of certain cross-license agreements between us and certain of our competitors (including one of our collaborators), our competitors will be able to utilize elements of our technology in the development of certain competing contrast agents. We may not be able to compete successfully with these companies.

We believe that our ability to compete successfully will depend on a number of factors including the implementation of effective marketing campaigns by us and/or our marketing and distribution partners, development of safe and efficacious products, timely receipt of regulatory approvals, and our ability to manufacture our products at commercially acceptable costs. Although we believe ferumoxytol will offer advantages over existing products in the IV iron replacement therapy market, competing IV iron replacement therapy products may receive greater acceptance. The IV iron replacement market is highly sensitive to several factors including, but not limited to, the ability to obtain appropriate reimbursement, price competitiveness, and product characteristics such as dosing regimens and the means by which iron is administered. In particular, the IV iron replacement market is extremely sensitive to the perceived relative safety profiles of the various IV iron replacement therapeutics, and it will be critical for us to be able to demonstrate that ferumoxytol’s safety profile is as good as or better than that of other IV iron replacement products in order to be competitive in the marketplace. Factors critical to the success of Combidex, if approved, include market acceptance of MRI as an appropriate technique for imaging the lymphatic system and the use of Combidex as part of such imaging. Although we believe that our contrast agents offer advantages over competing MRI, CT or x-ray contrast agents, competing contrast agents might receive greater acceptance. Additionally, to the extent that other diagnostic techniques may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI could have an adverse effect on the demand for our contrast agent products. We may not be able to successfully develop safe and efficacious products, obtain timely regulatory approvals, manufacture products at commercially acceptable costs, market our products alone or with our partners, gain satisfactory market acceptance, or otherwise successfully compete in the future.

IV Iron Replacement Therapy Products

The 2006 IV iron replacement therapy market is estimated at approximately $450-500 million in gross sales per year in the United States according to IMS Health, Incorporated. Based on the projected growth of the dialysis-dependent patient population by the United States Renal Data System, and the potential increased use of IV iron in the non-dialysis-dependent CKD population, this market could grow to approximately $1 billion by 2010. There are several IV iron replacement therapy products already on the market and in various stages of clinical development in the United States and abroad. Currently, American Regent Laboratories, Inc., or American Regent, a division of Luitpold Pharmaceuticals, or Luitpold, markets Venofer® , an iron sucrose formulation. Venofer is currently approved for use in hemodialysis, peritoneal dialysis and non-dialysis-dependent CKD patients. American Regent has also licensed the rights to develop and commercialize VIT-45, also known as Ferinject®, from Vifor (International) Ltd. Ferinject is in clinical development worldwide for a variety of anemia-related indications, including CKD patients, whether or not on dialysis. We believe that Ferinject has been submitted to the EMEA for European approval, but we are not certain of the development status of Ferinject in the United States. Watson Pharmaceuticals, Inc., or Watson, markets Ferrlecit®, a sodium ferric gluconate in sucrose injection, and INFeD®, an iron dextran product. Ferrlecit is currently approved for use in hemodialysis patients. Watson has been pursuing additional clinical studies to expand the indication of Ferrlecit to include CKD patients not yet on dialysis, peritoneal dialysis patients and anemic chemotherapy patients. The current IV iron therapy market is essentially split between Venofer and Ferrlecit, with Venofer having a slightly larger portion of the market.

In addition, Abbott Laboratories, Inc. has entered into a license and development agreement in the United States with Pharmacosmos A/S of Denmark for the development of Feoligosaccharide (FeOS), an IV iron replacement product for use in hemodialysis patients receiving erythropoietin. We are unaware of the status of this product in the United States. Rockwell Medical Technologies, Inc. is developing a dialysate concentrate product containing Ferric pyrophosphate (FePPi), a water-soluble form of iron, to be used as a treatment for anemia in dialysis patients. This product is currently expected to enter Phase III clinical trials in the near future.

MRI Contrast Agents

There are several MRI contrast agents for imaging lesions of the liver on the market and in various phases of clinical testing in the United States and abroad. Schering AG, or Schering, has two products: Resovist®, a carboxydextran superparamagnetic iron oxide formulation, and Primovist™, gadolinium EOB-DTPA, a chelated gadolinium compound used to detect and characterize liver lesions by MRI. Resovist has received approval in the European Union, some non-EU countries and Japan. Resovist is in Phase III clinical studies in the United States. Primovist was given Europe-wide approval in September 2004. The status of Primovist in Japan is unknown. Schering is in clinical development in Europe with Supravist® (SHU 555 C) for use as an MRI contrast agent. GE Healthcare has its MnDPDP product, Teslascan®, for MRI of liver lesions which is approved and marketed in the United States and Europe. Bracco S.p.A. has MultiHance® (Gadolinium BOPTA), a chelated gadolinium compound which is approved and marketed in the United States and Europe. We are unaware of any approved products or drug candidates in human clinical development for use in contrast-enhanced MRI of lymph nodes other than Combidex. However, such products may exist and could negatively affect the marketing of our products.

Resources of Our Competitors

Many of our competitors have substantially greater capital, research and development, manufacturing and marketing resources and experience than we do and represent significant competition for us. Products developed by such companies may be safer and/or more effective than any products we develop or may render our technology obsolete. In addition, further technological and product developments may make other IV iron replacement therapy products more competitive than ferumoxytol or other imaging modalities more compelling than MRI, and adversely impact sales of our iron replacement and imaging products, respectively, if such products are approved by the FDA.

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

Clinical testing of pharmaceutical products is itself subject to approvals by various governmental regulatory authorities. Our clinical trials are conducted in accordance with specific protocols, which are filed with the FDA and other regulatory authorities. If such protocols are not approved or if the FDA determines that there are flaws in the design of the protocols or the conduct of the clinical trials during the course of the studies, we may not be permitted to continue our clinical trials or we may be required to revise our protocols during the course of the clinical trials. Any deficiency in the design or oversight of our clinical studies by us could further delay or prevent us from obtaining regulatory approval and could significantly increase the costs of such clinical trials, which could delay or prevent us from obtaining approval for our product candidates on a timely basis, if at all.

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

The steps required by the FDA before new human pharmaceutical products, including iron replacement therapy products and contrast agents, may be marketed in the United States include: (a) pre-clinical laboratory tests, pre-clinical studies and formulation studies; (b) the submission to the FDA of a request for authorization to conduct clinical trials subject to an Investigational New Drug, or IND, application to which the FDA must not object within 30 days of its initial filing prior to the commencement of human clinical trials; (c) adequate and well-controlled human clinical trials under Good Clinical Practices, or GCP, to establish the safety and efficacy of the drug for its intended use; (d) submission to the FDA of an NDA; (e) approval and validation of manufacturing facilities used in production of the pharmaceutical product; and (f) review and approval of the NDA by the FDA before the drug product may be shipped or sold commercially. Foreign regulatory authorities require similar investigations and processes to be conducted and may impose additional hurdles that would require separate tests and trials.

Pre-clinical tests include the laboratory evaluation of product chemistry. Pre-clinical laboratory studies include animal studies to assess the potential safety and efficacy of the product. Pre-clinical test and study results are submitted to the FDA as a part of an IND and are reviewed by the FDA prior to and during human clinical trials. The submission of an IND might not result in FDA authorization to commence clinical trials. If there are no objections from the FDA within 30 days of filing the IND, clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I involves the initial administration of the drug to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology and, if possible, early indications of effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the preliminary efficacy of the investigational drug for a specific clinical indication, to ascertain dose tolerance and the optimal dose range and to collect additional clinical information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable clinical safety profile in the targeted patient population, Phase III studies can be initiated to further establish safety and efficacy of the investigational drug in a broader sample of the target patient population. The results of the clinical trials together with the results of the pre-clinical tests and studies and complete manufacturing information are submitted in an NDA to the FDA for approval for the intended indication. In member countries of the EU, the equivalent of an NDA is referred to as a Dossier, and is filed with the EMEA. The governing regulatory agency may suspend clinical trials at any point in this process if it concludes that patients are being exposed to an unacceptable health risk. In addition, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate.

Both before and after approval is obtained, a product, its manufacturer, and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the, pre-clinical and clinical testing process, the approval process, the manufacturing and analytical testing process or thereafter, including after approval, may result in various adverse consequences, including the FDA’s delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or NDA holder. If an NDA is submitted to the FDA, the application may not be approved in a timely manner, if at all. Any delay in obtaining regulatory approvals could delay our product commercialization and associated revenue and consume extensive amounts of our resources, both financial and managerial. In addition, later discovery of previously unknown problems may result in restrictions on a product, manufacturer, or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

Once the FDA determines that a product is approvable, it will issue an action letter, known as an “approvable letter,” indicating if any additional information must be provided or if any additional conditions must be met prior to final approval. Securing such additional information and/or complying with such conditions may be costly and result in significant delays prior to final approval. Even if initial marketing approval is granted, such approval may entail limitations on the indicated uses for which a product may be used and impose labeling requirements which may adversely impact our ability to market our products. Furthermore, even after initial FDA approval has been obtained, further studies, including post-market studies, may be required to provide additional information. Results of such post-market programs may limit or expand the further marketing of the product. Additionally, product approvals may be withdrawn, and the product recalled, if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

We are subject to regulation under local, state and federal law regarding occupational safety, laboratory practices, handling of chemicals, environmental protection and hazardous substances control. We possess a Byproduct Materials License from the Commonwealth of Massachusetts for receipt, possession, manufacturing and distribution of radioactive materials. We hold Registration Certificates from the United States Drug Enforcement Agency and the Commonwealth of Massachusetts Department of Public Health for handling controlled substances. We are registered with the United States Environmental Protection Agency, or the EPA, as a generator of hazardous waste. All hazardous waste disposals must be made in accordance with EPA and Commonwealth of Massachusetts requirements. We are subject to the regulations of the Occupational Safety and Health Act and have in effect a safety program to assure compliance with all of these regulations.

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

Major Customers

Three companies, Berlex, Guerbet and Mallinckrodt, accounted for 41%, 37% and 11%, respectively, of our revenues in fiscal 2006. Three companies, Berlex, Cytogen, and Guerbet, accounted for 47%, 22% and 20%, respectively, of our revenues in fiscal 2005. Three companies, Cytogen, Guerbet, and Berlex, accounted for 55%, 20% and 20%, respectively, of our revenues in fiscal 2004. No other company accounted for more than 10% of our total revenues in fiscal 2006, 2005, or 2004. All of the revenue attributable to Cytogen and a large portion of the revenue attributable to Berlex in each of fiscal 2006, 2005 and 2004 was deferred revenue that was recognized in those fiscal years.

Backlog

Generally, we do not have a significant backlog. Product orders from our customers are typically fulfilled within a relatively short time of receipt of a customer order. We had no product sales backlog as of September 30, 2006 as compared to a product sales backlog of approximately $201,000 as of September 30, 2005.

Employees

As of November 15, 2006, we had 44 employees, 2 of whom were part-time and 31 of whom were engaged in research and development. Our success depends in part on our ability to recruit and retain talented and trained scientific, clinical, regulatory, and sales and marketing personnel, as well as senior management. Although we believe we have been relatively successful to date in obtaining and retaining such personnel, we may not be successful in the future. For example, in order to achieve commercial success for ferumoxytol as an IV iron replacement therapeutic, we will have to either develop our own internal marketing and sales department, including a direct sales force, enter into a collaborative arrangement with a third party or parties to market and sell ferumoxytol, or otherwise contract for these services with a third party. If we market and sell ferumoxytol ourselves, we may not be able to successfully recruit and retain the qualified marketing and sales personnel that would be necessary to market and sell ferumoxytol.

None of our employees is represented by a labor union, and we consider our relationship with our employees to be excellent.

Foreign Operations

We have no foreign operations. Revenues in fiscal 2006, 2005, and 2004 from customers outside of the United States, principally in Europe and Japan, amounted to 41%, 22% and 21%, respectively, of our total revenues.

Product Liability Insurance

The administration of our products to humans, whether in clinical trials or after approved commercial usage, may expose us to liability claims. These claims might be made by customers, including corporate partners, clinical trial subjects, patients, pharmaceutical companies, or others. We maintain product liability insurance coverage for claims arising from the use of our products whether in clinical trials or after approved commercial usage. However, coverage is becoming increasingly expensive and our insurance may not provide sufficient coverage to fully protect us against liability. If we are unable to maintain sufficient levels of insurance due to increased costs or if our insurance does not provide sufficient coverage against liability claims, a finding of liability could deplete our resources and reduce the assets available for our daily operations.

Research and Development

We have dedicated a significant portion of our resources to research and development as a method of producing new products, improving existing products and growing our revenues. We estimate that approximately 65% to 70% of our employees’ time was devoted to research and development during fiscal 2006 and approximately 60% to 65% during fiscal 2005 and 2004. We incurred research and development expenses of $21,294,448, $12,037,549, and $6,083,839, in fiscal 2006, 2005, and 2004, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to development in fiscal 2007.

Code of Ethics

In 2003, we adopted a code of ethics that applies to our officers, directors and employees. In November 2006, our Board of Directors approved certain amendments to our Code of Ethics to conform to NASDAQ requirements. We have posted the text of our Code of Ethics on our website at http://www.advancedmagnetics.com in the “Investors” section. In addition, subject to the regulations of the exchange in which our stock trades, we intend to promptly disclose (1) the nature of any amendment to our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver, and the date of the waiver on our website (or in any other medium required by law or our securities exchange) in the future.

Subsequent Events

On November 7, 2006, Brian J.G. Pereira, MD was appointed the Company’s Chief Executive Officer. Dr. Pereira will continue to serve as the Company’s President.

On November 7, 2006, Jerome Goldstein retired as Chief Executive Officer of the Company and assumed the role of Executive Chairman, effective immediately. Mr. Goldstein will continue to serve as Treasurer of the Company. In his new role as Executive Chairman, he will be responsible for the effective performance of the Board of Directors and will continue to work closely with Dr. Pereira, acting in an advisory capacity to him and other executives. In addition to leading Board activities, Mr. Goldstein will collaborate with Dr. Pereira on corporate strategy and direction and in advancing both the ferumoxytol and Combidex programs.

On November 7, 2006, Michael Narachi and Ron Zwanziger were appointed to serve as members of the Board of Directors.

On November 7, 2006, Sheldon L. Bloch, Edward B. Roberts, Ph.D. and Theodore I. Steinman, MD, three current members of the Board of Directors, announced that they will not stand for re-election at the annual meeting of stockholders of the Company currently scheduled to be held on February 6, 2007. Each of Drs. Roberts and Steinman and Mr. Bloch advised the Board that the reasons for their decisions were not the result of any disagreement with the Company.

On November 29, 2006, we entered into an amendment to our lease agreement with CambridgePark 125 Realty Corporation, for the purpose of securing the rental of additional real property located at 125 CambridgePark Drive, Cambridge, Massachusetts 02140. The term of the amendment commenced on November 20, 2006 and continues until February 28, 2009. Under the terms of the amendment, we will pay CambridgePark approximately $18,300 per calendar month for the first year of the term, approximately $19,000 per calendar month for the next year of the term and approximately $19,700 per calendar month for the remainder of the term of the original lease agreement for the additional real property.

On December 1, 2006, Davey S. Scoon was appointed to serve as a member of the Board of Directors. Mr. Scoon was also elected Chairman of the Audit Committee of the Board of Directors.

On December 1, 2006, Sheldon L. Bloch, Professor Edward B. Roberts, Ph.D. and Theodore I. Steinman, MD, who had previously announced that they would not stand for re-election at our annual meeting of stockholders, resigned from the Board of Directors effective immediately. Mr. Bloch was the Chairman of the Audit Committee and a member of the Compensation Committee and Nominating Committee. Dr. Roberts was a member of the Audit Committee and the Nominating Committee. Dr. Steinman was a member of the Nominating Committee. Drs. Roberts and Steinman and Mr. Bloch advised the Board of Directors that the reasons for their decisions were not the result of any disagreement with the Company.

Our Board of Directors is now fixed at seven members. The current members of the Board include Jerome Goldstein (Executive Chairman), Brian J.G. Pereira, MD (Chief Executive Officer and President), Michael D. Loberg, Michael Narachi, Davey S. Scoon, Mark Skaletsky, and Ron Zwanziger.

On December 1, 2006, the Board of Directors also reconstituted the membership of its Audit and Compensation Committees. Effective immediately, the Audit Committee will be comprised of Davey S. Scoon (Chair), Michael D. Loberg, and Mark Skaletsky, and the Compensation Committee will be comprised of Mark Skaletsky (Chair), Michael Narachi and Ron Zwanziger.

On December 1, 2006, we hired Timothy G. Healey as our Senior Vice President of Commercial Operations. Mr. Healey will be responsible for developing and executing the sales and marketing strategy for all of our products and product candidates.

Available Information

Our internet website address is http://www.advancedmagnetics.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy and registration statements, and all of our insider Section 16 reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These SEC reports can be accessed through the “Investors” section of our website. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

For additional information regarding our segments, please refer to Note J of Notes to Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS:

Certain Factors That May Affect Future Results

The following is a summary description of some of the material risks and uncertainties that may affect our business, including our future financial and operational results. In addition to the other information in this Annual Report on Form 10-K, the following statements should be carefully considered in evaluating us.

Our ability to successfully complete the development of, and obtain regulatory approval to market and sell, ferumoxytol as an IV iron replacement therapeutic is uncertain because the results of our clinical trials may not demonstrate that ferumoxytol is safe and efficacious.

Before obtaining regulatory approvals for the commercial sale of ferumoxytol, we must demonstrate through extensive pre-clinical testing and human clinical trials that ferumoxytol is safe and efficacious. Ferumoxytol as an IV iron replacement therapeutic is currently in Phase III multi-center clinical studies, with enrollment completed in three of our four pivotal Phase III studies. Ferumoxytol may be found to be unsafe, to have harmful side effects on humans, to be ineffective or may otherwise fail to meet regulatory standards or receive necessary regulatory approvals. If ferumoxytol fails in any of the Phase III clinical trials or our Phase III clinical trials do not demonstrate sufficient safety and efficacy of ferumoxytol as an IV iron replacement therapeutic, we will be unable to obtain regulatory approval for, and market, ferumoxytol as an IV iron replacement therapeutic, thereby dramatically reducing our potential future revenues and severely adversely impacting the future prospects for our business. For example, there are certain serious adverse reactions and side effects that are often associated with iron replacement therapeutics such as ferumoxytol. For IV iron replacement products that are currently being marketed, these serious adverse reactions have been seen more frequently when large doses of iron are delivered rapidly. In our clinical trials we are administering a relatively large dose of ferumoxytol more rapidly than the currently marketed products. If our studies show a sufficient number of cases of such reactions or side effects in patients which are deemed related to ferumoxytol, then ferumoxytol may be considered unsafe by the FDA and/or the physicians who select which iron replacement product patients will receive. In addition, clinical trials are often conducted in patients in the most advanced stages of disease. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may or may not be related to the investigational product being tested, but which can nevertheless adversely affect clinical trial results for ferumoxytol as an IV iron replacement therapeutic and approvals by the FDA. Any such adverse results from our Phase III clinical trials would likely have a severe adverse impact on our stock price.

Our results from pre-clinical testing, early clinical trials, and completed Phase III clinical trials of ferumoxytol as an IV iron replacement therapeutic may not be predictive of results obtained in subsequent human clinical trials with respect to the safety or efficacy of ferumoxytol. For example, although we had positive results and no drug-related serious adverse events in our completed Phase III clinical trial of ferumoxytol, there can be no assurance that the results of our three remaining Phase III trials will be positive or that we will not observe an unacceptable level of drug-related serious adverse events in these trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage, or even Phase III, development. We cannot be sure that the data obtained from our Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic will support the indication we are seeking or demonstrate sufficient safety and efficacy to obtain regulatory approvals.

We may not be able to obtain the necessary regulatory approvals in order to market and sell our products, and the approval process is lengthy and unpredictable.

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

Clinical testing of pharmaceutical products is itself subject to approvals by various governmental regulatory authorities. For example, we conduct our Phase III clinical trials in accordance with specific protocols, which are filed with the FDA. We may not be permitted by regulatory authorities to continue these clinical trials, or we may be required to revise our protocols during the course of these clinical trials, if the FDA determines that there are flaws in the design of the protocols or conduct of the trials during the course of the studies.

Even if we complete our Phase III clinical trials in accordance with our protocols, the FDA may not approve ferumoxytol because it may determine that there were flaws in the design of our studies. For example, in discussions with us, the FDA recommended that we also test ferumoxytol at lower doses than 510 mg. We have chosen to continue our studies of ferumoxytol using only a 510 mg dose. If the FDA determines that the data we submit with our NDA for ferumoxytol does not support the safety of a 510 mg dose, it could require us to conduct additional studies and/or studies at lower doses as a condition for approval, in which case we could incur significant additional costs and experience significant delays in our efforts to obtain regulatory approval for ferumoxytol. In addition, the FDA guidelines generally suggest that a sponsor like us conduct two adequate and well-controlled studies to demonstrate the safety and efficacy of a product candidate such as ferumoxytol in support of FDA approval. FDA interpretation of the statutory requirements also states that a single study may be sufficient to support approval if the FDA determines that based on relevant science and other confirmatory evidence from pertinent, adequate and well-controlled studies, there is strong evidence to establish the safety and efficacy of the drug candidate to support a single adequate and well-controlled study demonstrating safety and efficacy. We have chosen to conduct only a single study for ferumoxytol as an IV iron replacement therapeutic in the HD-CKD patient population. If the FDA determines that the results of our single study HD-CKD, together with other confirmatory evidence we provide, is not sufficiently strong to demonstrate ferumoxytol’s safety and efficacy in HD-CKD patients, then ferumoxytol may not be approved by the FDA for our proposed indication or may be approved for a more limited indication. Any such deficiency in the design or oversight of our Phase III clinical studies by us would delay or prevent us from obtaining regulatory approval for ferumoxytol and would significantly increase the costs of our clinical trials and negatively affect our future prospects and stock price.

We may also be required to demonstrate that ferumoxytol as an IV iron replacement therapeutic represents an improved form of treatment over existing therapies in order to receive regulatory approval, and we may be unable to do so without conducting further clinical studies, if at all. If, upon completion of our current Phase III clinical trial program, we need to perform additional studies, we could incur significant additional costs and experience significant delays in our efforts to obtain regulatory approval for ferumoxytol as an IV iron replacement therapeutic. In addition, regulatory approvals may entail limitations on the indicated uses of our ferumoxytol products and impose labeling requirements which may also adversely impact our ability to market such products. Any such requirements or limitations could also result in delays in, or the prevention of, our ability to make regulatory submissions and delays in, or the prevention of, the commercialization of our products. Any such delays would significantly impair or delay our ability to generate future revenues from product sales of ferumoxytol as an IV iron replacement therapeutic and adversely impact the future prospects for our business. Any such delays could also have a severe adverse impact on our stock price.

We may not complete our development program, file the NDA for ferumoxytol and obtain regulatory approval for ferumoxytol as an IV iron replacement therapeutic in a timely or cost-effective manner.

Our ability to complete our development program for ferumoxytol as an IV iron replacement therapeutic and file the NDA for ferumoxytol in a timely and cost-effective manner is subject to a number of uncertainties, many of which are out of our control. For example, the completion of our clinical trials depends, in large part, on patient enrollment. We rely on third-party clinical trial sites to find suitable patients for our clinical trial programs for ferumoxytol as an IV iron replacement therapeutic. If these clinical trial sites do not find suitable patients in the timeframe for which we have planned, we will not be able to complete our clinical trials according to our expected schedule. In addition, we rely on third-parties for a variety of activities in our IV iron replacement therapy development program, including monitoring of our clinical sites, collection and analysis of data, clinical laboratory testing, randomization of clinical trial subjects, drafting study reports and assisting in regulatory submissions. Going forward, we intend to rely on a number of third party consultants to help us write and prepare the NDA submission for ferumoxytol. If we cannot engage a sufficient number of such third-parties or if they should fail to perform or perform inadequately, we may not complete our development program for ferumoxytol, file the NDA or obtain regulatory approval for ferumoxytol as an iron replacement therapeutic on our intended schedule or within our estimated budget. Any such delays or inadequate performance would also significantly impair or delay our ability to generate future revenues from sales of ferumoxytol as an IV iron replacement therapeutic and adversely impact the future prospects for our business and our stock price.

In addition to our internal research and development costs, we currently estimate that the future cost of the external efforts necessary to complete development of ferumoxytol as an IV iron replacement therapeutic will be in the range of approximately $11 to $13 million over approximately the next 12 months. Our estimate of external costs to complete development of ferumoxytol as an IV iron replacement therapeutic increased by approximately $2 million from our estimate as of June 30, 2006 due primarily to an increase in our estimated costs of third party service providers which we will need to engage to provide data management and study report drafting services to assist with our NDA submission. Our total estimated external costs necessary to complete development of ferumoxytol as an IV iron replacement therapeutic could increase as a result of a number of factors. Examples of such factors include significant delays due to slow enrollment or unexpected results from our clinical sites, inadequate performance or errors by third-party service providers, deficiencies in our design or oversight of these studies, or the need to conduct additional clinical trials.

We lack marketing and sales experience.

We have very limited experience in marketing and selling products and rely on our corporate partners to market and sell Feridex I.V. and GastroMARK and have agreed to permit Cytogen to do so, pending FDA approval, for Combidex.

In order to achieve commercial success for ferumoxytol as an IV iron replacement therapeutic, we will have to either develop our own internal marketing and sales department, including a direct sales force, enter into a collaborative arrangement with a third party or parties to market and sell ferumoxytol, or otherwise contract for these services with a third party. If we market and sell ferumoxytol ourselves, we may not be able to successfully recruit and retain the qualified marketing and sales personnel that would be necessary to market and sell ferumoxytol. In addition, in order to establish our own marketing and sales force, we will have to raise substantial amounts of additional capital to support the costs associated with such an effort. We may not be able to secure such additional financing on terms or within a timeframe acceptable to us, if at all. If we fail to raise the necessary capital, or choose not to market and sell ferumoxytol ourselves, we may not be able to enter into marketing and sales agreements or otherwise contract with others for such services on acceptable terms, if at all.

If we are unsuccessful in developing our own sales and marketing function or if we are unsuccessful in entering into a collaborative relationship or otherwise contracting with a third party for such services, then our product marketing efforts and potential product launch of ferumoxytol as an IV iron replacement therapeutic would be delayed and the commercialization of ferumoxytol would be severely impaired. Furthermore, whether we market and sell ferumoxytol ourselves or through marketing and sales arrangements, we, or our corporate partners, may not be successful in marketing and selling our products. Any delay or failure in our commercial product launch of ferumoxytol as an IV iron replacement therapeutic would have a material adverse impact on our ability to generate additional revenues, our ability to achieve profitability, and on the future prospects for our business.

Our stock price has been and may continue to be volatile, and your investment in our stock could decline in value or fluctuate significantly.

The market price of our common stock has been, and may continue to be, volatile. This price has ranged between $8.95 and $44.43 in the fifty-two week period through November 15, 2006. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and life sciences sector, which have often been unrelated to the operating performance of particular companies. Various factors and events, including announcements by us or our competitors concerning results of regulatory actions, changes in reimbursement, technological innovations, new products, clinical trial results, agreements with collaborators, governmental regulations, developments in patent or other proprietary rights, or public concern regarding the safety of products developed by us or others, may have a significant impact on the market price of our common stock. For example, any announcement by us of any actual or perceived adverse results from our clinical trials for ferumoxytol as an IV iron replacement therapeutic, particularly any actual or perceived adverse results with respect to ferumoxytol’s safety profile, would likely have a dramatic adverse impact on our stock price. Thus, as a result of events both within and beyond our control, our stock price could fluctuate significantly or lose value rapidly. Our trading volume has historically been low and therefore bulk sales or substantial purchases of our stock in a short period of time could cause the market price for our shares to decline or fluctuate drastically.

We are dependent on a limited number of products and product candidates.

We have two products, Feridex I.V. and GastroMARK, currently approved for marketing and sale in the United States and in certain foreign jurisdictions. The only other products currently in our development pipeline, Combidex and ferumoxytol as an IV iron replacement therapeutic, are not yet approved for marketing or sale in the United States or in any other country. Sales of Feridex I.V. and GastroMARK by our marketing partners have been at relatively low levels in recent years, and we expect sales of Feridex I.V. and GastroMARK will remain at current low levels overall. We may not be able to obtain regulatory approval for Combidex or ferumoxytol as an IV iron replacement therapeutic in the United States or in any other country. Even if approved, Combidex and ferumoxytol as an IV iron replacement therapeutic may fail to achieve market acceptance. In this event, we do not currently have an alternative source of revenue or profits, other than Feridex I.V. and GastroMARK. Any failure by us to obtain approval of Combidex or ferumoxytol as an IV iron replacement therapeutic would have a material adverse impact on our ability to generate additional revenues, our ability to achieve profitability, and on the future prospects for our business.

In addition, although we have dedicated significant resources to our research and development efforts in the past, we may not develop new applications for our existing technology or expand the indications for our current products or product candidates for development into future product candidates. We are not currently conducting or sponsoring research to expand our development pipeline. Any failure by us to develop and commercialize additional products and product candidates will place greater pressure on the performance of our existing products and product candidates and will materially adversely affect our ability to increase revenues, our ability to achieve profitability, and the future prospects of our business.

Our inability to obtain raw materials and our reliance on sole source suppliers could adversely impact our business.

We currently purchase the raw materials used to manufacture our products from third-party suppliers. However, only in certain limited cases do we have any long-term supply contracts with these third parties. Certain raw materials used in our products are procured from a single source with no qualified alternative supplier. If any of these third-party suppliers should cease to produce the raw materials used in our products, we would be unable to manufacture our products until we were able to qualify an alternative source. For example, during fiscal 2005 one of our suppliers notified us of its decision to discontinue manufacturing a key raw material in our manufacturing process for our products. At that time, we purchased all remaining inventory from the supplier and have since identified an alternative supplier and are continuing our efforts to find a second supplier of this raw material. The qualification of an alternative source may require repeated testing of the new materials and generate greater expenses to us if materials that we test do not perform in an acceptable manner. In addition, we sometimes obtain raw materials from one vendor only, even where multiple sources are available, to maintain quality control and enhance working relationships with suppliers, which could make us susceptible to price inflation by the sole supplier, thereby increasing our production costs. As a result of the high quality standards imposed on our raw materials, we may not be able to obtain raw materials of the quality required to manufacture our products from an alternative source on commercially reasonable terms, or in a timely manner, if at all. Any delay in or failure to obtain sufficient quantities of raw materials would prevent us from manufacturing our products, both for commercial sale and for use by us in our ongoing clinical trials. In addition, even if we are able to obtain raw materials from an alternative source, if these raw materials are not available in a timely manner or on commercially reasonable terms, we would be unable to manufacture our products, both for commercial sale and for use in our clinical trials, on a timely and cost-effective basis. Any such difficulty in obtaining raw materials would severely hinder our ability to manufacture our products and would have a material adverse impact on our ability to generate additional revenues and our ability to achieve profitability, and on the future prospects for our business. Any such difficulty could also impede our development efforts with respect to our product candidates.

We may not be successful in competing with other companies or our technology may become obsolete.

The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change. We believe that our ability to compete successfully will depend on a number of factors including our ability to develop safe and efficacious products, our timely receipt of regulatory approvals, our ability to manufacture products at commercially acceptable costs, secure adequate reimbursement and the implementation of effective marketing campaigns by us or our marketing and distribution partners. We may not be able to successfully develop safe and efficacious products, obtain timely regulatory approvals, manufacture products at commercially acceptable costs, secure adequate reimbursement, market our products alone or with our partners, gain satisfactory market acceptance or otherwise successfully compete in the future.

We have many competitors currently developing and/or marketing IV iron replacement therapy products or MRI contrast agents, many of whom have substantially greater capital and other resources than we do and represent significant competition for us. These companies may succeed in developing technologies and products that are safer, more effective or less costly than any that we may develop, and may be more successful than we are in developing, manufacturing and marketing products. In addition, our collaborators are not restricted from developing and marketing certain competing products and, as a result of certain cross-license agreements with our competitors (including one of our collaborators), our competitors will be able to utilize elements of our technology in the development of certain competing contrast agents. We may not be able to compete successfully with these companies. Further technological and product developments may make other iron replacement therapy products more competitive than IV iron products or other imaging modalities more compelling than MRI, and adversely impact sales of our iron replacement therapy and imaging products.

Additionally, although we believe ferumoxytol will offer advantages over existing products in the IV iron replacement therapy market, competing IV iron replacement therapy products may receive greater acceptance. The IV iron replacement market is highly sensitive to several factors including, but not limited to, the ability to obtain appropriate reimbursement, price competitiveness, and product characteristics such as dosing regimens. In particular, the IV iron replacement market is extremely sensitive to the perceived relative safety profiles of the various IV iron replacement therapeutics, and it will be critical for us to be able to demonstrate that ferumoxytol’s safety profile is as good or better than that of other IV iron replacement products in order to be competitive in the marketplace. In addition, market acceptance of MRI as an appropriate technique for imaging the lymphatic system and the use of our products as part of such imaging is critical to the success of Combidex, if approved. Although we believe that our contrast agents offer advantages over competing MRI, CT or x-ray contrast agents, competing contrast agents might receive greater acceptance. Additionally, to the extent that other diagnostic techniques may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI could have an adverse effect on the demand for our contrast agent products.

We are currently subject to litigation with one of our marketing partners, the unfavorable outcome of which might have a material adverse effect on our business.

A lawsuit has been filed against us by one of our current marketing partners, Cytogen, alleging breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing relating to a licensing agreement entered into between Cytogen and us in 2000, as amended. We believe the lawsuit has no merit and we plan to conduct a vigorous defense of the claims set forth in the complaint. Due to the fact that Cytogen is seeking unspecified damages and that the case is still in its early stages, we cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims. If the final resolution of this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely impacted since our existing insurance policies do not cover this matter.

We may need additional capital to achieve our business objectives.

We have expended and will continue to expend substantial funds to complete the research, development, clinical trials, applications for regulatory approvals, market conditioning and other activities necessary to achieve final commercialization of our product candidates, ferumoxytol as an IV iron replacement therapeutic and Combidex. In particular, we anticipate that the high levels of expenditures related to our development activities will continue due to the conduct of our development program for ferumoxytol as an IV iron replacement therapeutic, our preparation of the NDA for ferumoxytol, and our development of a sales and marketing function, and that our cash-burn rate will continue to increase in the near- and long-term. Our near- and long-term capital requirements will also depend on additional factors, including, but not limited to,

•       the progress of, and our ability to successfully complete, development of ferumoxytol as an IV iron replacement therapeutic in a timely manner and within our projected budget;

•       our need to hire additional staff and lease additional office space as part of our commercialization efforts for ferumoxytol as an IV iron replacement therapeutic, including our efforts to build an internal sales and marketing function;

•       the costs associated with preparing for commercial-scale manufacturing of ferumoxytol as an IV iron replacement therapeutic and Combidex;

•       our ability to successfully obtain regulatory approvals for our product candidates, including our ability to satisfy the conditions specified by the FDA for approval of Combidex;

•       the magnitude of product sales and royalties;

•       our ability to establish additional development and marketing arrangements or to enter into alternative strategic relationships, if needed;

•       reimbursement from governmental and other third party payors;

•       the costs involved in filing, prosecuting and enforcing patent claims; and

•       our ability to raise additional capital on terms and within a timeframe acceptable to us.

We estimate that our existing cash resources, combined with cash we currently expect to receive from other sources, excluding new financings, will be sufficient to finance our operations, including projected operating expenses and research and development costs related to the development program for ferumoxytol as an IV iron replacement therapeutic, for at least the next twelve months. Thereafter, we may require additional funds or need to establish alternative strategic arrangements to continue our research and development activities, including our ferumoxytol and Combidex development programs, to conduct future clinical trials for ferumoxytol in new indications, and to market and sell our products. We may seek needed funding through arrangements with collaborative partners or through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all. Any additional equity financings or alternative strategic arrangements would likely be dilutive to our stockholders. In addition, the terms of any debt financing could greatly restrict our ability to raise additional capital and may provide rights and preferences to the investors in any such financing which are not available to current stockholders. Our inability to raise additional capital on terms and within a timeframe acceptable to us when needed could force us to dramatically reduce our expenses and delay, scale back or eliminate certain of our activities and operations, including our research and development activities, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our operating results will likely fluctuate so you should not rely on a good or bad quarter to predict how we will perform over time.

Our future operating results will likely vary from quarter to quarter depending on a number of factors including:

•       the timing and magnitude of external research and development expenses, in particular, those related to our development program for ferumoxytol as an IV iron replacement therapeutic;

•       the timing and likelihood of FDA approval of Combidex, including the magnitude of potential costs we may incur, to satisfy the conditions specified by the FDA for approval of Combidex;

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

•       the timing of our recognition of deferred revenue, which is affected by fluctuations in our activities under our license and marketing agreement with Cytogen; and

•       the extent of and changes in reimbursement for our approved products from government health administration authorities, private health insurers and other third-party payors.

As a result of these and other factors, our quarterly operating results could fluctuate, and this fluctuation could cause the market price of our common stock to decline. Results from one quarter should not be used as an indication of future performance.

We need to maintain, and possibly increase, our manufacturing capabilities in order to commercialize our products.

We manufacture bulk Feridex I.V. and GastroMARK, as well as Feridex I.V. finished product, for sale by our marketing partners, Combidex bulk product for use in non-Phase III clinical trials and ferumoxytol for use in human clinical trials, in our Cambridge, MA manufacturing facility. Pending FDA approval, we intend to manufacture ferumoxytol finished product and Combidex formulated drug product in bulk at our manufacturing facility as well. This facility is subject to current Good Manufacturing Practices regulations prescribed by the FDA, or cGMP. We may not be able to continue to operate at commercial scale in compliance with cGMP regulations. Failure to operate in compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could delay our development efforts and impede product sales due to the unavailability of our products and product candidates. In addition, we are dependent on contract manufacturers for the final production of Combidex and do not currently have any long-term contracts in place with any third-party manufacturers to conduct this work. In the event that we are unable to arrange final manufacturing for Combidex, if approved, we will not be able to develop and commercialize this product as planned. Additionally, we may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP regulations and other regulatory requirements. Furthermore, such manufacturers may not be able to deliver required quantities of product that conform to specifications in a timely manner.

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

Our strategy for the development, commercialization and marketing of our product candidates in the past has been to enter into strategic relationships with various corporate partners, licensees and other collaborators. We rely on a limited number of marketing and distribution partners to market and sell our approved products, Feridex I.V. and GastroMARK, both in the United States and in foreign countries, and we depend on these strategic partners for a significant portion of our revenue. Three companies, Berlex, Guerbet and Mallinckrodt, Inc. (a division of Tyco-Healthcare), accounted for 41%, 37% and 11%, respectively, of our revenues in fiscal 2006. A decrease in revenue from any of our significant marketing or distribution partners would impair our overall revenues. In some cases, we have granted exclusive rights to these partners. If these partners are not successful in marketing our products, or if these partners fail to meet minimum sales requirements or projections, our ability to generate revenue would be substantially harmed. For example, to date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners. In addition, we might incur further costs in an attempt to enforce our contractual rights, renegotiate agreements, find new partners or market our own products. In some cases, we are dependent upon some of our collaborators to manufacture and market our products. We may not be able to derive any revenues from these arrangements. If any of our collaborators breaches its agreement with us or otherwise fails to perform, such event could impair our revenue and impose additional costs on us. In addition, many of our corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with competitors. Given these and other risks, our current and future collaborative efforts may not be successful. Failure of these efforts would materially adversely impact our ability to generate revenue from product sales, thereby decreasing the amount of cash from operations available to support our development efforts for our existing product candidates in development.

Due to the high cost of our research and development activities, in particular the cost of clinical trials and preparation of an NDA for filing with the FDA for ferumoxytol as an IV iron replacement therapeutic, our inability to secure strategic partners or alternative strategic arrangements could limit our ability to continue developing ferumoxytol or force us to raise additional capital through alternative means which may not be available to us on acceptable terms or within an acceptable timeframe, if at all. Any delay in, or termination of, any of our research and development projects due to insufficient funds resulting from lack of revenue from strategic partners or alternative capital raising or strategic arrangements would reduce our potential revenues and negatively impact our stock price.

We may be unable to address the issues raised by the FDA in the March 2005 approvable letter with respect to Combidex, and we may not be able to obtain FDA approval for Combidex.

Although we have received an approvable letter from the FDA with respect to Combidex, approval of Combidex remains very uncertain and subject to the satisfaction of certain conditions imposed by the FDA and final resolution of labeling. We may be unable to address the conditions specified in the March 2005 approvable letter to the satisfaction of the FDA, or we may be unable to satisfy these conditions in a timely manner and/or without the expenditure of significant additional resources, both financial and managerial. Due to our limited resources and the priority we are placing on completion of the Phase III development program for ferumoxytol as an IV iron replacement therapeutic, we do not currently intend to sponsor additional clinical studies for Combidex. If we are unable to successfully address the concerns of the FDA in a timely manner, the NDA for Combidex may not be approved, or, if approved, may be approved for a limited or much narrower indication. If we are unable to obtain approval or are unable to obtain approval for our requested indication or if the FDA recommends labeling that imposes limitations on the use of Combidex, our partners’ ability to market the product to the medical community may be prevented or hindered. Any failure to successfully market and sell Combidex or any delay in these efforts would significantly impair or delay our ability to generate future revenues from product sales of Combidex, reduce the amount of cash generated from operations available to fund research and development or other activities and adversely impact the future prospects for our business.

Our success depends on our ability to attract and retain key employees.

Because of the specialized nature of our business, we are highly reliant on our executive officers, senior scientists, regulatory and clinical professionals, and manufacturing and quality control personnel, including our Chief Executive Officer and President, Brian J.G. Pereira, MD, our Executive Chairman, Jerome Goldstein, and our VP of Scientific Operations, Jerome Lewis. If we are unable to attract and retain qualified scientific, technical, clinical, regulatory and sales and marketing personnel for the development activities conducted or sponsored by us, including our development program for ferumoxytol as an IV iron replacement therapeutic, or we fail to hire qualified people or lose the services of our key personnel, our product development efforts could be delayed or curtailed. For example, in order to achieve commercial success for ferumoxytol as an IV iron replacement therapeutic, we will have to either develop our own internal marketing and sales department, including a direct sales force, enter into a collaborative arrangement with a third party or parties to market and sell ferumoxytol, or otherwise contract for these services with a third party. If we market and sell ferumoxytol ourselves, we may not be able to successfully recruit and retain the qualified marketing and sales personnel that would be necessary to market and sell ferumoxytol. In addition, if we fail to attract and retain key members of our manufacturing or quality control departments, our ability to manufacture our products, or to manufacture our products in a timely and cost-effective manner, could be hindered and our product sales and development efforts delayed.

Furthermore, our expected expansion into areas and activities requiring additional expertise, such as late-stage development and marketing and sales, will require the addition of new management personnel and the development of additional expertise by existing management personnel, which would increase our projected research and development costs and accelerate our need for additional financing. There is intense competition for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise could impose significant limits on our business operations and hinder our ability to successfully and efficiently complete our development projects.

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

To date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners, and these products have not achieved broad market acceptance. Feridex I.V. and GastroMARK, approved in 1996 and 1997, respectively, represented an alternative technology platform for physicians to adopt in MRI. Feridex I.V. sales have decreased from their peak based on changes in MRI technology and competition in the market, and we expect product sales of Feridex I.V. to remain at current low levels overall. Combidex, if approved, will represent a shift in the diagnostic process that physicians could use to stage and monitor cancer patients that may not be adopted by physicians. In addition, ferumoxytol, if approved as an IV iron replacement therapeutic, will represent an alternative to existing products or procedures that might not be adopted by the medical community, especially if it is perceived to not be as safe as other available products which are equally effective. If our approved products or future products are not adopted by physicians, revenues will be delayed or fail to materialize, and our ability to achieve profitability will be significantly adversely effected.

Our success is dependent on third-party reimbursement.

In both the United States and foreign markets, our ability to commercialize our products will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. We expect that our products will be purchased by hospitals, clinics, dialysis centers, doctors and other users that bill various third-party payors, such as Medicare, Medicaid and other government insurance programs, and private payors including indemnity insurers and managed care organizations such as health maintenance organizations. Most of these third-party payors provide coverage for IV iron replacement therapeutics and for MRI for some indications but may not include a separate payment for the use of an MRI contrast agent. Third-party private payors often mirror Medicare coverage policy and payment limitations in setting their own reimbursement payment and coverage policies. Reimbursement rates vary depending on the procedure performed, the third-party payor, the type of insurance plan and other factors.

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

We currently hold approximately 19 U.S. patents and approximately 29 foreign patents, which expire between the years 2007 and 2020, some of which are subject to extension under FDA regulations. Because certain patents that cover our products will begin to expire in the coming years, the protection provided by these patents will also begin to expire. Our inability to commercialize our products prior to the expiration of our patents could have a material adverse effect on our business, financial condition and prospects. In the future, we may be required to obtain additional licenses to patents or other proprietary rights of others in order to commercialize our products or continue with our development efforts. Such licenses may not be available on acceptable terms, if at all. The failure to obtain such licenses could result in delays in marketing our products or our inability to proceed with the development, manufacture or sale of our products or product candidates requiring such licenses. In addition, the termination of any of our existing licensing arrangements could impair our revenues and impose additional costs which could limit our ability to sell our products commercially.

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

We maintain product liability insurance coverage for claims arising from the use of our products and product candidates in clinical trials and commercial use. However, coverage is becoming increasingly expensive and costs may continue to increase significantly particularly as our development program for ferumoxytol continues, and we may not be able to maintain insurance at a reasonable cost. Furthermore, our insurance may not provide sufficient coverage amounts to protect us against liability that could deplete our capital resources. We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future. Our insurance coverage and our resources may not be sufficient to satisfy any liability or cover costs resulting from product liability claims. A product liability claim or series of claims brought against us could reduce or eliminate our resources, whether or not the plaintiffs in such claims ultimately prevail. In addition, pursuant to our certificate of incorporation, by-laws and contractual agreements with our directors, and in order to attract competent candidates, we are obligated to indemnify our officers and directors against certain claims arising from their service to us. We maintain directors and officers’ liability insurance to cover such potential claims against our officers and directors. However, this insurance may not be adequate for certain claims and deductibles apply. As a result of our indemnification obligations and in instances where insurance coverage is not available or insufficient, any liability claim or series of claims brought against our officers or directors could deplete or exhaust our resources, regardless of the ultimate disposition of such claims.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None.

ITEM 2. PROPERTIES:

Our principal executive offices are located in a 16,400 square-foot leased facility located at 125 CambridgePark Drive, Cambridge Massachusetts. Our manufacturing and quality control operations are located in a building we own comprised of approximately 25,000 square feet located at 61 Mooney Street, Cambridge, Massachusetts. Although we believe our existing facilities are adequate for our current needs, these facilities will likely not be adequate for our longer-term needs if we continue our efforts to commercialize ferumoxytol as an IV iron replacement therapeutic without the assistance of a strategic partner or otherwise do not choose to contract with a third party to provide the necessary sales and marketing services for commercial launch of ferumoxytol. In the event we continue our efforts to build our own sales and marketing function, we will need to hire substantial additional staff and lease additional space. We believe that we will be able to lease additional space, if necessary, to house such additional personnel. Although we have no present intention of doing so, if we decide to expand our manufacturing capacity, we might not be able to do so on a timely basis, if at all, because the acquisition of, and required regulatory approvals for, additional pharmaceutical manufacturing space can be time-consuming and expensive.

ITEM 3. LEGAL PROCEEDINGS:

On January 25, 2006, Cytogen filed a lawsuit against us in Massachusetts Superior Court. The complaint includes claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment and relates to a license and marketing agreement entered into in August 2000 between us and Cytogen granting Cytogen certain rights to Combidex and to ferumoxytol for oncology imaging applications only. We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the

Lanham Act. We believe Cytogen’s lawsuit has no merit, and we plan to conduct a vigorous defense of the claims set forth in the complaint. Due to the fact that Cytogen is seeking unspecified damages and that the case is still in the early stages, we cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims. If the final resolution of this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely impacted since our existing insurance policies do not cover this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of our security holders during the quarter ended September 30, 2006.

Executive Officers of the Registrant:

Jerome Goldstein, 67, is a founder of Advanced Magnetics and served as our Chief Executive Officer, Chairman of the Board of Directors and Treasurer from our organization in November 1981 until November 2006, when he was appointed Executive Chairman. Mr. Goldstein also served as our President from 1981 to 1997 and from February 2001 to November 2005. Mr. Goldstein was a co-founder of Clinical Assays, Inc., serving from 1972 to 1980 as Vice President and then as President.

Brian J.G. Pereira, MD, 48, was elected Chief Executive Officer of Advanced Magnetics in November 2006 and President in November 2005. He has served as a member of our Board of Directors since July 2004. Dr. Pereira served as President and Chief Executive Officer of the New England Health Care Foundation, a physician’s group at Tufts-New England Medical Center from October 2001 to November 2005, and held various other positions at Tufts-New England Medical Center from 1993 to 2001. He is a Professor of Medicine at Tufts University School of Medicine and at the Sackler School of Biomedical Sciences of Tufts University. Dr. Pereira served as President of the National Kidney Foundation from 2002 to 2004, and has served on the editorial board of twelve scientific journals. He also serves as a director of the National Kidney Foundation, Wellbound Inc., and Satellite Health Care Inc. In addition, Dr. Pereira is a member of the advisory boards of Amgen, Inc. and Sigma-Tau Pharmaceuticals, Inc. along with several other organizations.

Michael N. Avallone, 55, joined us in July 2004 as Chief Financial Officer and has also been Vice President of Finance since August 2004. From 2000 to 2004, Mr. Avallone was employed at Boston Biomedica, Inc., first as Corporate Controller and later as Vice President, Finance and Chief Financial Officer. Prior to 2000, he served in a number of executive positions in accounting and finance at affiliates of NSTAR (formerly BEC Energy).

Joseph L. Farmer, 34, joined us as General Counsel and Vice President of Legal Affairs and Assistant Secretary in February 2005. Prior to joining us, Mr. Farmer was an associate in the business practice group of the law firm Testa, Hurwitz and Thibeault, LLP in Boston, MA from September 1997 to February 2005.

Timothy G. Healey, 41, joined us in December 2006 as Senior Vice President of Commercial Operations. Prior to joining us, Mr. Healey was Executive Director, CNS Marketing at Sepracor Inc. from October 2004 to December 2006. Mr. Healey held various other positions of increasing responsibility at Sepracor from March 2001 to October 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

From 1991 to June 2006, our common stock was traded on the American Stock Exchange under the trading symbol “AVM.” As of June 27, 2006, our common stock began trading on the NASDAQ Global Market under the trading symbol “AMAG.” The table below sets forth the high and low sale prices of our common stock as reported to us by the American Stock Exchange and the NASDAQ Global Market for each of the quarters of fiscal 2006 and 2005.

		First	Second	Third	Fourth
2006	High	$11.60	$39.35	$38.68	$37.57
	Low	8.30	11.01	23.01	29.10
2005	High	15.77	24.25	11.74	12.70
	Low	11.70	6.00	7.60	8.52

On November 15, 2006, there were approximately 174 stockholders of record, and we believe that the number of beneficial holders of common stock was approximately 2,800 based on responses from brokers to a search conducted by Georgeson Shareholder on our behalf. The last reported sale price of our common stock on November 15, 2006 was $43.14 per share. We have never declared or paid a cash dividend on our common stock. We currently anticipate that we will retain all of our earnings for use in the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

The following table provides information about purchases by us during the quarter ended September 30, 2006 of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. No purchases were made during the quarter by or on behalf of us by any person or entity acting, directly or indirectly, in concert with us for the purpose of acquiring our securities or by an affiliate of ours who, directly or indirectly, controls our purchases of such securities, whose purchases are controlled by us, or whose purchases are under common control with ours.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased(1)	per Share	or Programs(2)	Plans or Programs(2)
July 1 through July 31, 2006	11,898	$33.19	—	—
August 1 through August 31, 2006	—	—	—	—
September 1 through September 30, 2006	—	—	—	—
Total	11,898	$33.19	—	—

(1)          Consists solely of shares tendered by current and former employees and directors as payment of the exercise price of stock options granted in accordance with provisions of both our equity compensation plans and individual stock option agreements.

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

	For the years ended September 30,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues:
License fees	$907,418	$1,280,867	$2,747,695	$3,642,052	$4,020,617
Royalties	317,081	273,903	240,000	535,000	725,000
Product sales	1,448,888	890,398	768,189	600,444	965,820
Total revenues	2,673,387	2,445,168	3,755,884	4,777,496	5,711,437
Costs and Expenses:
Cost of product sales	272,542	204,080	117,015	199,561	214,357
Research and development expenses*	21,294,448	12,037,549	6,083,839	4,458,980	4,029,115
Selling, general and administrative expenses*	8,011,125	3,337,589	2,219,777	1,770,402	1,712,234
Total costs and expenses	29,578,115	15,579,218	8,420,631	6,428,943	5,955,706
Other Income (Expense):
Interest and dividend income, net	1,574,971	419,435	169,547	112,730	255,928
Gains on sales of securities and derivative instruments, net	—	—	—	2,777,003	610,378
Write-down of marketable securities	—	—	—	(644,310)	(2,331,956)
Other income (expense), net	(35,231)	—	—	148,129	3,647
Total other income (expense)	1,539,740	419,435	169,547	2,393,552	(1,462,003)
Income (loss) before provision for (benefit from) income taxes	(25,364,988)	(12,714,615)	(4,495,200)	742,105	(1,706,272)
Benefit from income taxes	—	—	—	(124,752)	—
Net income (loss)	$(25,364,988)	$(12,714,615)	$(4,495,200)	$866,857	$(1,706,272)
Earnings (loss) per share—basic:	$(2.31)	$(1.47)	$(0.57)	$0.13	$(0.26)
Earnings (loss) per share—diluted:	$(2.31)	$(1.47)	$(0.57)	$0.12	$(0.26)
Weighted average shares outstanding used to compute earnings (loss) per share:
Basic	10,964,412	8,633,827	7,817,918	6,914,323	6,636,798
Diluted	10,964,412	8,633,827	7,817,918	7,143,455	6,636,798

*                     These costs include a combined non-cash charge of $4,003,249, of which $3,772,003 is associated with employee stock-based compensation resulting from the company’s adoption in fiscal year 2006 of SFAS 123R. Costs and expenses associated with fiscal years 2005, 2004, 2003 and 2002 do not include, and have not been revised to reflect, non-cash accounting charges of approximately $1,263,000, $629,000, $330,000, and $297,000, respectively, associated with employee stock-based compensation.

	September 30,
	2006	2005	2004	2003	2002
Balance sheet data:
Working capital (current assets less current liabilities)	$33,622,792	$21,211,412	$12,313,754	$22,579,478	$14,233,904
Total assets	$47,370,564	$28,291,982	$23,810,611	$29,365,613	$22,484,002
Long-term liabilities—deferred revenue	$1,795,407	$2,584,894	$3,134,435	$5,265,669	$7,774,131
Stockholders’ equity	$36,074,522	$22,379,159	$17,546,455	$20,918,075	$10,650,267
Cash dividends declared per common share, for the year ended:	$—	$—	$—	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and federal securities laws. In this Annual Report on Form 10-K, words such as “may,” “will,” “expects,” “intends,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of factors discussed in this Part I, Item 1A above under “RISK FACTORS” and elsewhere in this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the United States Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Ferumoxytol, the key product in our development pipeline, is in Phase III multi-center clinical trials for use as an intravenous, or IV, iron replacement therapeutic in chronic kidney disease patients, whether or not on dialysis. We have completed enrollment in three of our four pivotal Phase III clinical studies for ferumoxytol as an IV iron replacement therapeutic. Two of the studies in which enrollment is complete were identical efficacy and safety studies each of which enrolled 304 non-dialysis-dependent chronic kidney disease, or NDD-CKD, patients comparing two doses of 510 mg ferumoxytol to oral iron. The other completed study was a safety study in 750 NDD-CKD and dialysis-dependent chronic kidney disease, or DD-CKD, patients comparing a single dose of 510 mg ferumoxytol to placebo. Enrollment in a multi-center efficacy and safety study in hemodialysis-dependent chronic kidney disease, or HD-CKD, patients is currently planned to complete enrollment by the end of the first quarter of calendar year 2007. Based on our current estimates of the timing of completion of the HD-CKD study and our efforts to prepare and finalize the submission of the New Drug Application, or NDA, for ferumoxytol, we currently plan to submit the NDA for ferumoxytol as an IV iron replacement therapeutic to the U.S. Food and Drug Administration, or FDA, during the second half of calendar 2007.

Combidex, our other product under development, is an investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, or MRI, to aid in the differentiation of cancerous from normal lymph nodes. In March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions. We are working with our European partner, Guerbet SA, or Guerbet, on the potential presentation to the FDA of additional data from a Phase III study sponsored by Guerbet in patients with pelvic cancers, including prostate, bladder, cervical and uterus cancer, which we hope will address the concerns raised in the March 2005 approvable letter. We hope to be able to announce our strategy for responding to the March 2005 approvable letter during calendar 2007. However, until our evaluation of the additional data from Guerbet is complete and we meet with the FDA to discuss our intended response to the March 2005 approvable letter, we cannot predict with certainty the timing or likelihood of our ability to satisfy the conditions specified by the FDA for approval of Combidex. Due to our limited resources and the priority we are placing on completion of the Phase III development program for ferumoxytol as an iron replacement therapeutic, we do not currently intend to sponsor additional clinical studies for Combidex.

Feridex I.V., our liver contrast agent, is currently approved and marketed in Europe, the United States and other countries. GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is also approved and marketed in Europe, the United States and other countries.

From 1991 to June 26, 2006, our common stock was traded on the American Stock Exchange under the trading symbol “AVM.”  As of June 27, 2006, our common stock began trading on the NASDAQ Global Market under the trading symbol “AMAG.”

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

Revenues

Total revenues were $2,673,387 and $2,445,168 for the fiscal years ended September 30, 2006 and 2005, respectively, representing an increase of approximately 9%. The increase in revenues was primarily the result of increased sales of Feridex I.V. and GastroMARK, partially offset by the recognition of a lower amount of deferred license fee revenue from a license and marketing agreement with Cytogen. Three companies were responsible for approximately 89% of our revenue during the fiscal year ended September 30, 2006. Berlex represented approximately 41% of our revenue, Guerbet represented approximately 37% of our revenue, and Mallinckrodt represented approximately 11% of our revenue in the fiscal year ended September 30, 2006. Our revenues for each of the fiscal years ended September 30, 2006 and 2005 consisted of the following:

	Years Ended September 30,
	2006	2005	$ Change	% Change
Revenues:
License fees	$907,418	$1,280,867	$(373,449)	(29)%
Royalties	317,081	273,903	43,178	16%
Product sales	1,448,888	890,398	558,490	63%
Total revenues	$2,673,387	$2,445,168	$228,219	9%

License Fee Revenue

All of our license fee revenue for the fiscal years ended September 30, 2006 and 2005 consisted of deferred license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and deferred license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

In August 2000, we entered into a license and marketing agreement with Cytogen in which, among other things, we granted Cytogen exclusive United States marketing rights to Combidex. At the time of signing that agreement, we received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee. We determined to account for the revenue associated with this fee over the development period of the products subject to the agreement as costs were incurred. The entire amount of the license fee was booked as deferred revenue upon signing the agreement. Recognition of the remainder of the deferred revenue associated with this agreement, which was $394,979 as of September 30, 2006, is expected to occur when currently projected expenses are incurred in connection with our efforts to obtain the approval of Combidex. We increased our projected future research and development expenses associated with the Cytogen agreement as of September 30, 2006, based upon our then estimate of the cost of future efforts that might be required to obtain approval of Combidex, as compared to the estimate of such costs as of September 30, 2005. As a result, our revenue associated with the Cytogen agreement in the fiscal year ended September 30, 2006 decreased as compared with the year ended September 30, 2005. In the fiscal years ended September 30, 2006 and 2005, respectively, we recorded to income $169,663 and $543,112 of previously deferred licensing revenue associated with our license and marketing agreement with Cytogen. Revenue recognition during each fiscal year was based upon costs incurred to date compared to our then current estimate of costs we may incur in connection with our efforts to obtain approval of Combidex. We expect future license fee revenue to continue to fluctuate from year to year due to changes in our activities under our license and marketing agreement with Cytogen.

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

Total license fee revenue for each of the fiscal years ended September 30, 2006 and 2005 was recognized as follows:

	Years Ended September 30,
	2006	2005	$ Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$169,663	$543,112	$(373,449)	(69)%
Deferred license fee revenue recognized in connection with the Berlex agreement	737,755	737,755	—	—
Total	$907,418	$1,280,867	$(373,449)	(29)%

Royalty Revenue

Royalties increased $43,178, or 16%, to $317,081 for the fiscal year ended September 30, 2006, compared with royalties of $273,903 for the fiscal year ended September 30, 2005. The increase in royalties was primarily associated with an increase in sales of GastroMARK by two of our marketing partners and payment variations by end users for our marketed products. Royalty payments can fluctuate based on uneven demand and/or payment variations by end users for our marketed products, Feridex I.V. and GastroMARK. We expect royalties to generally remain at current levels due to the competitive landscape for our marketed products. With our permission, one of our foreign distributors, Eiken, began the process of withdrawing Feridex I.V. as an approved product with the appropriate regulatory authorities in Japan. We expect the withdrawal and the termination of our agreement with Eiken to take effect in early calendar year 2007. Revenues from Eiken amounted to approximately $47,000 and $19,000 in the fiscal years ended September 30, 2006 and 2005, respectively. Accordingly, the termination of this agreement is not expected to have a material impact on our future results of operations.

Product Sale Revenue

Product sale revenue for each of the fiscal years ended September 30, 2006 and 2005 consisted of the following:

	Years Ended September 30,
	2006	2005	$ Change	% Change
Feridex I.V.	$619,048	$378,007	$241,041	64%
GastroMARK	729,017	427,864	301,153	70%
Combidex	100,823	84,527	16,296	19%
Total	$1,448,888	$890,398	$558,490	63%

The increase in product sale revenue in the fiscal year ended September 30, 2006 as compared to the fiscal year ended September 30, 2005 was primarily the result of an increase in sales of both Feridex I.V. and GastroMARK to our marketing partners. Product sales fluctuate from period to period largely as a result of unpredictable annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners. Due to the historically low volume of our product sales, the impact of inflation is immaterial. We expect revenue from product sales will continue to fluctuate from period to period as a result of these factors. Product sales in the fiscal years ended September 30, 2006 and 2005 included the sale of bulk Combidex to one of our foreign marketing partners for research and development purposes.

Costs and Expenses

Cost of Product Sales

We incurred costs of $272,542 associated with product sales during the fiscal year ended September 30, 2006 compared to costs of $204,080 associated with product sales during the fiscal year ended September 30, 2005. This constituted approximately 19% and 23% of product sales during the fiscal year ended September 30, 2006 and 2005, respectively. The cost of product sales and therefore our gross margins are dependent on the mix of customers, prices we charge for our products, product mix, changes in unit volume and production efficiencies.

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

Research and development expenses for each of the fiscal years ended September 30, 2006 and 2005 consisted of the following:

	Years Ended September 30,
	2006	2005	$ Change	% Change
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy	$14,694,020	$6,522,648	$8,171,372	125%
Ferumoxytol in MRA	117,201	159,752	(42,551)	(27)%
Combidex	203,511	584,657	(381,146)	(65)%
Other external costs	521,588	299,564	222,024	74%
Total	$15,536,320	$7,566,621	$7,969,699	105%
Internal Research and Development Costs	5,758,128	4,470,928	1,287,200	29%
Total Research and Development Costs	$21,294,448	$12,037,549	$9,256,899	77%

The increase in total research and development expenditures incurred in the fiscal year ended September 30, 2006 as compared to the fiscal year ended September 30, 2005 was attributable to increased external costs of $7,969,699 and increased internal costs of $1,287,200. The increase in both external and internal costs is due largely to increased expenditures associated with the development program for ferumoxytol as an IV iron replacement therapeutic as we ramped up enrollment and moved our Phase III clinical trials toward completion. Internal costs for the fiscal year ended September 30, 2006 include a non-cash charge of $722,124, which represents the research and development portion of the $3,772,003 non-cash charge associated with employee stock-based compensation resulting from the adoption of SFAS 123R combined with higher wages associated with an increased level of staffing. Research and development expenses associated with the prior fiscal year do not include, and have not been revised to reflect, a non-cash accounting charge associated with employee stock-based compensation. External research and development costs incurred in the fiscal year ended September 30, 2006 include $27,125, which represents the research and development portion of the $231,246 non-cash charge associated with consultant stock-based compensation compared to a non-cash charge of $341,127 in fiscal 2005. We expect research and development fees to continue to increase in fiscal 2007 as a result of our planned engagement of consultants and other third parties to assist with the preparation of the ferumoxytol NDA submission. In addition, we expect research and development related compensation costs to increase in fiscal 2007 based on an annual incentive compensation program for our employees recently approved by our Board of Directors which will provide retroactive bonuses for fiscal 2006 and certain bonus opportunities for fiscal 2007.

There was a decrease of $381,146 for Combidex-related external costs in fiscal 2006 compared to fiscal 2005, a portion of which was attributable to our preparation for, and participation in, the March 2005 Oncologic Drugs Advisory Committee, or ODAC, meeting. The Company expects Combidex-related research and development expenses to increase in fiscal 2007 as compared to 2006 as we move to finalize our plan for responding to the March 2005 approvable letter we received with respect to Combidex.

Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of ferumoxytol. Since the end of fiscal 2000 and through the fiscal year ended September 30, 2006, we incurred aggregate external research and development expenses of approximately $26,300,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol. We currently estimate that the future cost of the external efforts necessary to complete development of ferumoxytol as an IV iron replacement therapeutic will be in the range of approximately $11 to $13 million over approximately the next 12 months. Our estimate of external costs to complete development of ferumoxytol as an IV iron replacement therapeutic increased by approximately $2 million from our estimate as of June 30, 2006 due primarily to an increase in our estimated costs of third party service providers which we will need to engage to provide data management and study report drafting services to assist with our NDA submission. These external costs could increase, however, if we experience significant delays in our clinical development program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third-party service providers, or any deficiencies in the design or oversight of these studies by us, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic.

We incurred aggregate internal and external research and development expenses of approximately $13,500,000 through the end of fiscal 2000 in connection with the development of Combidex. Since fiscal 2000 and through the fiscal year ended September 30, 2006, we incurred additional external research and development expenses of approximately $1,388,000, as well as additional internal research and development costs related to our efforts to obtain FDA approval for Combidex.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for each of the fiscal years ended September 30, 2006 and 2005 consisted of the following:

	Years Ended September 30,
	2006	2005	$ Change	% Change
Compensation, payroll taxes and benefits	$5,300,018	$1,315,186	$3,984,832	303%
Professional and consultant fees	1,507,684	1,201,149	306,535	26%
Facilities, insurance and other	1,203,423	821,254	382,169	47%
Total	$8,011,125	$3,337,589	$4,673,536	140%

The increase in compensation, payroll taxes and benefits for the fiscal year ended September 30, 2006 as compared to the fiscal year ended September 30, 2005 was largely due to the adoption of SFAS 123R which resulted in a total non-cash expense of $3,772,003 associated with employee stock-based compensation, of which a total of $3,049,879 was charged to selling, general and administrative expenses in the fiscal year ended September 30, 2006. An additional $204,121 of non-cash expense associated with consultant stock-based compensation was also charged to selling, general and administrative expenses in the fiscal year ended September 30, 2006. Selling, general and administrative expenses associated with the fiscal year ended September 30, 2005 do not include, and have not been revised to reflect, a non-cash accounting charge associated with stock-based compensation. A portion of the increase in selling, general and administrative expense was also due to an increase in the overall average salary level of our employees, an increase in the number of employees and increased recruiting expenses. At September 30, 2006, the amount of unrecorded expense associated with the adoption of SFAS 123R attributable to future periods for employee stock-based compensation was approximately $7,613,000, of which $7,078,000 was associated with stock options and $535,000 was associated with restricted stock units. Such amounts will be amortized, in varying amounts, to research and development or general and administrative expense, on a straight line basis over a weighted average amortization period of approximately three years. These future estimates are subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options.

We expect compensation and benefit costs included in selling, general and administrative expenses to continue to increase in fiscal 2007 as we continue our efforts to recruit additional staff, including sales and marketing professionals and consultants to assist with the commercialization of ferumoxytol as an IV iron replacement therapeutic. In addition, we expect compensation costs to increase in fiscal 2007 based on an annual incentive compensation program for our employees recently approved by our Board of Directors which will provide retroactive bonuses for fiscal 2006 and certain bonus opportunities for fiscal 2007.

Professional and consulting fees for fiscal 2006 increased as compared to the prior fiscal year. We incurred increased expenses for professional fees in fiscal 2006 for consultants hired to assist with our efforts to implement the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and increased external audit fees associated with implementing these requirements in fiscal 2006. We expect legal fees to increase in fiscal 2007 due to the expected cost of defending the Cytogen lawsuit.

The increase in facilities and other costs in fiscal 2006 is primarily associated with our March 2006 lease of additional office space.

Other Income

Other income (net of expenses) for each of the fiscal years ended September 30, 2006 and 2005 consisted of the following:

	Years Ended September 30,
	2006	2005	$ Change	% Change
Interest income	$1,641,287	$604,193	$1,037,094	172%
Amortization of premiums on purchased investments	(66,316)	(184,758)	118,442	64%
Loss on disposal of fixed assets	(35,231)	—	(35,231)	—
Total	$1,539,740	$419,435	$1,120,305	267%

The increase in other income in the fiscal year ended September 30, 2006, as compared to the prior fiscal year, was primarily attributable to funds being invested in higher interest-bearing investments, combined with a higher average total dollar amount of invested funds in the fiscal year ended September 30, 2006 as compared to the fiscal year ended September 30, 2005 as a result of our March 2006 financing (as described below in “Liquidity and Capital Resources”).

Income Taxes

We had no annualized income tax provision for the fiscal years ended September 30, 2006 and 2005, as we incurred a loss in each of those fiscal years. Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of September 30, 2006 and September 30, 2005 against these assets.

Net Loss

For the reasons stated above, there was a net loss of ($25,364,988), or ($2.31) per basic and diluted share, for the fiscal year ended September 30, 2006 compared to a net loss of ($12,714,615), or ($1.47) per basic and diluted share for the fiscal year ended September 30, 2005.

Fiscal 2005 Compared to Fiscal 2004

Revenues

Total revenues for the fiscal year ended September 30, 2005 were $2,445,168 compared to $3,755,884 for the fiscal year ended September 30, 2004. The decrease in revenues was primarily the result of a decrease in the recognition of deferred license fee revenue from a licensing and marketing agreement covering Combidex, partially offset by an increase in product sales and royalties from our distribution and marketing partners. The majority of our revenue for the fiscal years ended September 30, 2005 and 2004 constituted recognition of deferred revenue. Our revenues for each of the fiscal years ended September 30, 2005 and 2004 consisted of the following:

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

We had increased our projected future research and development expenses associated with the Cytogen agreement, as of September 30, 2005, based upon our then estimate of the cost of future efforts that might be required to obtain approval of Combidex, as compared to the estimate of such costs as of September 30, 2004. As a result, our revenue associated with the Cytogen agreement in the fiscal year ended September 30, 2005 decreased as compared with the year ended September 30, 2004. In the fiscal years ended September 30, 2005 and 2004, respectively, we recorded to income $543,112 and $2,009,940 of previously deferred licensing revenue associated with our license and marketing agreement with Cytogen.

In both fiscal years ended September 30, 2005 and 2004, we recorded to income $737,755 of previously deferred licensing revenue associated with our license and marketing agreement with Berlex.

Total license fee revenue for each of the fiscal years ended September 30, 2005 and 2004 was recognized as follows:

	Years Ended September 30,
	2005	2004	$ Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$543,112	$2,009,940	$(1,466,828)	(73)%
Deferred license fee revenue recognized in connection with the Berlex agreement	737,755	737,755	—	—
Total	$1,280,867	$2,747,695	$(1,466,828)	(53)%

Royalty Revenue

Royalties increased $33,903, or 14%, to $273,903 for the fiscal year ended September 30, 2005, compared with royalties of $240,000 for the fiscal year ended September 30, 2004. Royalty payments can fluctuate based on uneven demand and/or payment variations by end users for our marketed products, Feridex I.V. and GastroMARK.

Product Sale Revenue

Product sale revenue for each of the fiscal years ended September 30, 2005 and 2004 consisted of the following:

	Years Ended September 30,
	2005	2004	$ Change	% Change
Feridex I.V	$378,007	$431,823	$(53,816)	(12)%
GastroMARK	427,864	336,366	91,498	27%
Combidex	84,527	—	84,527	100%
Total	$890,398	$768,189	$122,209	16%

The increase in product sale revenue in the fiscal year ended September 30, 2005 as compared to the fiscal year ended September 30, 2004 was primarily the result of the sale of bulk Combidex to one of our foreign marketing partners for research and development purposes. The increase was also partially due to the fluctuation of our product sales to our marketing partners based on annual product demand by end users and the batch size in which our products are manufactured and shipped, which create uneven purchasing patterns by our marketing partners.

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

Research and Development Expenses

Research and development expenses for each of the fiscal years ended September 30, 2005 and 2004 consisted of the following:

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

External costs associated with research and development expenditures were $7,566,621 in the fiscal year ended September 30, 2005 as compared to external costs of $2,390,489 in the fiscal year ended September 30, 2004, an increase of $5,176,132. In addition, internal costs associated with research and development activities were $4,470,928 in the fiscal year ended September 30, 2005 compared to $3,693,350 in the fiscal year ended September 30, 2004, an increase of $777,578. The increase in both external and internal costs was due largely to increased expenditures associated with the clinical development program for ferumoxytol in iron replacement therapy as well as increased Combidex-related expenses, a portion of which was attributable to our preparation for and participation in the March 2005 ODAC, meeting.

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

We incurred aggregate internal and external research and development expenses of approximately $13,500,000 through the end of fiscal 2000 in connection with the development of Combidex. Since fiscal 2000 and through the fiscal year ended September 30, 2005, we incurred additional external research and development expenses of approximately $1,185,400, as well as additional internal research and development costs related to our efforts to obtain FDA approval for Combidex.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for each of the fiscal years ended September 30, 2005 and 2004 consisted of the following:

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

Other Income

Other income for each of the fiscal years ended September 30, 2005 and 2004 consisted of the following:

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

Income Taxes

We had no annualized income tax provision for the fiscal years ended September 30, 2005 or 2004, as we incurred a loss in each of those fiscal years. Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance was recorded as of September 30, 2005 and 2004 against these assets.

Net Loss

For the reasons stated above, there was a net loss of ($12,714,615), or ($1.47) per basic and diluted share, for the fiscal year ended September 30, 2005 compared to a net loss of ($4,495,200), or ($0.57) per basic and diluted share, for the fiscal year ended September 30, 2004.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds received from our marketing and distribution partners, cash generated from our investing activities, and the sale of our equity securities. Both our near- and long-term capital requirements will depend on many factors, including, but not limited to, the following:

•       the progress of, and our ability to successfully complete, development of ferumoxytol as an IV iron replacement therapeutic in a timely manner and within our projected budget;

•       our need to hire additional staff and lease additional office space as part of our commercialization efforts for ferumoxytol as an IV iron replacement therapeutic, including our efforts to build an internal sales and marketing function;

•       the costs associated with preparing for commercial-scale manufacturing of ferumoxytol as an IV iron replacement therapeutic;

•       our ability to successfully obtain regulatory approvals for our products, including our ability to satisfy the conditions specified by the FDA for approval of Combidex;

•       reimbursement from governmental and other third party payors;

•       the magnitude of product sales and royalties;

•       our ability to establish additional development and marketing arrangements or to enter into alternative strategic relationships;

•       the costs involved in filing, prosecuting and enforcing patent claims; and

•       our ability to raise additional capital on terms and within a timeframe acceptable to us.

As of September 30, 2006, our short-term investment consisted of one U.S. Treasury Bill which matured on November 16, 2006. In addition, we maintain most of our surplus cash primarily in money market funds classified as cash equivalents. A significant decline in value of these money market funds would result in a substantial reduction in our total assets and cash available for daily operations. We have limited insurance protection for these money market accounts available through the Securities Investor Protection Corporation.

Cash and cash equivalents (which consist of cash on hand, money market funds and U.S. Treasury Bills having an original maturity of less than three months) and short- and long-term investments consisted of the following:

	Years Ended September 30,
	2006	2005	2004
Cash and cash equivalents	$32,312,679	$11,332,088	$9,391,363
Short-term investments	9,760,367	12,395,210	4,942,915
Subtotal	42,073,046	23,727,298	14,334,278
Long-term investment	—	—	4,768,159
Total cash, cash equivalents and short- and long-term investments	$42,073,046	$23,727,298	$19,102,437

The significant increase in cash and cash equivalents as of September 30, 2006 compared to September 30, 2005 is primarily the result of the receipt of net proceeds of approximately $31.7 million from our March 2006 public offering of common stock. The increase in cash and cash equivalents as of September 30, 2005 compared to September 30, 2004 is primarily the result of our investment of $16.7 million in net proceeds from our June 2005 financing. Proceeds from the issuance of our common stock, as a result of both the cash exercise of stock options and/or warrants and shares issued pursuant to our Employee Stock Purchase Plan during the fiscal years ended September 30, 2006, 2005 and 2004 were $3,331,921, $578,400 and $1,080,148, respectively. As of September 30, 2006, we believe that our cash, cash equivalents, and short-term investments, combined with cash we currently expect to receive from other sources, will be sufficient to satisfy our future cash flow needs for at least the next twelve months, including projected operating expenses and research and development costs related to our development program for ferumoxytol as an IV iron replacement therapeutic.

Net cash used in operating activities was $15,716,855 in fiscal 2006 compared to net cash used in operating activities of $11,995,284 in fiscal 2005. Cash received during fiscal 2006 included $1,610,313 from customers, $317,081 of royalty payments from our distribution and marketing partners and $1,503,255 from interest income associated with our investments in various U.S. Treasury Notes, U.S. Treasury Bills and money market funds. Cash used in operating activities during the fiscal year ended September 30, 2006 included $19,147,504 paid to suppliers and employees primarily in connection with our overhead and research and development activities. Cash received from sales to our marketing partners increased as a result of increased cash collections associated with a higher level of product sales in fiscal 2006 as compared to the prior fiscal year. The increase in cash paid to suppliers and employees in fiscal 2006, as compared to the prior fiscal year, was principally due to cash outlays for increased wage and benefits costs associated with an increase in our workforce combined with an increased level of payments made to third-party contract research and development service providers associated with our ongoing clinical trial activities.

We anticipate cash used in operating activities will increase over current levels in the next fiscal year based primarily on expenses related to the ongoing development and commercialization programs for ferumoxytol as an IV iron replacement therapeutic including expenses associated with preparation of our NDA submission for ferumoxytol and costs associated with developing new indications for ferumoxytol in the United States and/or planning and initiation of clinical trials outside the United States. Such expenses include fees associated with third party service providers, wage and benefit costs associated with our recent hiring and expected continued hiring of additional staff, increased wage and bonus levels for employees, and our leasing of additional office space. A large cash outlay is expected in the first quarter of fiscal 2007 due to a change in billing practices by one of our clinical service providers as well as an increased level of work performed by several other of our clinical service providers. Such amounts are included in accounts payable and accrued expenses at September 30, 2006. We also expect a substantial increase in research and development expenditures in fiscal 2007 in connection with intended efforts to qualify second source suppliers and manufacturers. In addition, we expect cash used in operating activities to increase as we finalize our strategy for responding to the FDA’s March 2005 approvable letter with respect to Combidex and as we continue to defend the Cytogen lawsuit.

In addition to our internal research and development costs, we currently estimate that the future cash expenditures of the external efforts necessary to complete development of ferumoxytol as an IV iron replacement therapeutic will be in the range of approximately $11 to $13 million over approximately the next 12 months. These external costs could increase, however, if we experience significant delays in our development program due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely and effective manner, inadequate performance or errors by third party service providers, or deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic. Any such delay would also delay the commercialization of ferumoxytol as an IV iron replacement therapeutic. We currently plan to submit the

NDA for ferumoxytol as an IV iron replacement therapeutic to the FDA in the second half of calendar year 2007. Also, we expect that both our internal and external research and development expenses may increase as we finalize our plan for responding to the March 2005 approvable letter with respect to Combidex.

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

Cash provided by investing activities was $1,706,659 in fiscal 2006 compared with cash used by investing activities of $3,327,449 in fiscal 2005. Our capital expenditures in fiscal 2006 increased as compared to fiscal 2005 due to expenditures for furniture, fixtures and telecommunications equipment associated with our February 2006 lease of additional office space. Capital expenditures in fiscal 2005 included equipment associated with our manufacturing scale-up for ferumoxytol. In fiscal 2006, we purchased $31,535,263 of short-term investments utilizing proceeds from our March 2006 financing. In fiscal 2005, a portion of the $9,839,237 of proceeds from two maturing U.S. Treasury Notes were subsequently reinvested in short-term U.S. Treasury Bills. Proceeds from maturing short term investments amounted to $34,170,105 and $9,839,237, in the fiscal years ended September 30, 2006 and 2005, respectively.

Cash provided by financing activities was $34,990,787 in fiscal 2006 compared with cash provided by financing activities of $17,263,458 in fiscal 2005. We received $2,588,319 from the cash exercise of stock options, and $649,446 from the cash exercise of warrants, during fiscal 2006. On March 10, 2006, we sold 1,233,214 shares of our common stock in an underwritten public offering. Net proceeds to us from the financing were approximately $31.7 million after deducting external transaction costs directly associated with the common stock offering. The shares were issued pursuant to our then existing shelf registration statement on Form S-3 and a registration statement filed pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended. Cash provided by financing activities amounted to $17,263,458 in fiscal 2005, primarily the result of our June 2005 issuance of an aggregate of 1,799,995 shares of our common stock and warrants to purchase an aggregate of 359,999 shares of our common stock in registered direct sales of common stock and warrant units to certain investors, which resulted in net proceeds of approximately $16.7 million to us after payment of all related expenses.

We filed a shelf registration statement on Form S-3 with the SEC in August 2006, which was declared effective on August 23, 2006. Under this registration statement, we may offer and sell, from time to time, up to $125 million of common stock, preferred stock and warrants. Unless otherwise described in a prospectus supplement, we expect to use the net proceeds from any sale of the offered securities for general corporate purposes, which may include, but are not limited to, working capital, ongoing research and development activities, and capital expenditures. Pending any specific utilization, the proceeds from any sale of offered securities may be invested in a manner designed to ensure levels of liquidity which correspond to our current and foreseeable cash needs. Such investments may include, but not be limited to, short-term investments, including government notes, or other interest-bearing investments. There is no assurance that we will be able to sell additional securities pursuant to the registration statement on acceptable terms and within a timeframe acceptable to us, if at all. This Annual Report on Form 10-K for the fiscal year ended September 30, 2006 shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. The offering of the securities will be made only by means of a prospectus.

We estimate that our existing cash resources, combined with cash we currently expect to receive from other sources, excluding new financings, will be sufficient to finance our operations, including projected operating expenses and research and development costs related to the development program for ferumoxytol as an IV iron replacement therapeutic, for at least the next twelve months.

Contractual Obligations

We currently have no long-term debt obligations, capital lease obligations, long-term purchase obligations or other long-term liabilities. Future lease obligations, as of September 30, 2006, are summarized in the chart below.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations excluding facility lease	84,715	$49,620	$35,095	$—	$—
Facility Lease Obligations	502,030	202,321	299,709	—	—
Total	$586,745	$251,941	$334,804	$—	$—

Operating and Facility Lease Obligations

We have entered into several agreements to service and/or lease certain office equipment, laboratory equipment, and one vehicle. Such agreements expire in late 2006 through 2009.

On February 28, 2006, we entered into a lease agreement with CambridgePark 125 Realty Corporation, for certain real property comprised of approximately 8,230 square feet of executive office space located at 125 CambridgePark Drive, Cambridge, Massachusetts. The lease has a three year term, with an additional partial month at the beginning of the term and provides for one option to extend the lease for a two year period. Under the terms of the lease, we are required to pay the landlord approximately $15,600 per calendar month for the first year of the term (plus the partial month at the beginning of the term), approximately $16,300 per calendar month for the next year of the term and approximately $17,000 per calendar month for the last year of the term. On November 29, 2006, we entered into an amendment to the foregoing lease for an additional 8,154 square feet of executive office space at 125 CambridgePark Drive on a coterminous basis with the existing lease. Under the terms of the lease amendment, we are required to pay the landlord approximately $18,300 per calendar month for the first year of the amended lease for the additional space, approximately $19,000 per calendar month for the second year of the amended lease for the additional space, and approximately $19,700 per calendar month for the remaining term of the amended lease for the additional space. All of the other terms and conditions of the original lease apply to the additional rented space. In addition to rent, we are also required to pay a proportionate share of the landlord’s annual operating costs and electricity. The rent for any extension term will be determined at the time of the exercise of the option under terms set out in the lease.

We have issued a $33,949 irrevocable letter of credit to the landlord, which expires in April 2009, in fulfillment of a security deposit requirement, of which $15,603 had been issued as of September 30, 2006. This amount is classified on our balance sheet as of September 30, 2006 as a long-term asset and is restricted in its use.

Purchase Commitments

In September 2006, we entered into two purchase commitments in the amount of approximately $213,000 for certain research and development materials and equipment, none of which had been received by us as of September 30, 2006. We have no payment obligations pursuant to these purchase commitments until we receive supplies in satisfactory condition.

Royalty Commitments

We have certain future royalty commitments, which are dependent upon future sales and/or the attainment of certain milestones. In 1994, under an agreement with Squibb Diagnostics, a division of Bristol-Myers Squibb Co., we reacquired the development and marketing rights to Combidex, which had previously been licensed to Squibb Diagnostics. Pursuant to this agreement, we are obligated to pay up to a maximum of $2,750,000 in royalties to Squibb Diagnostics in connection with future commercial product sales of Combidex. In addition, we are a party to an agreement with one of our regulatory consultants for Combidex, which obligates us to make certain royalty payments to the consultant based on any future commercial product sales of Combidex in the United States. To date, we have not paid any royalties with respect to Combidex. We do not expect any such royalty payments to be material.

We are also the licensee of certain technologies related to our products under cross license agreements with Nycomed Imaging A.S. of Oslo, Norway (now known as Amersham Health, which is part of GE Healthcare), or Nycomed, and Schering AG. The license agreement with Nycomed requires us to make payments upon the attainment of particular milestones relating to Feridex I.V. and GastroMARK. We are also required under the agreement with Nycomed to pay royalties on a percentage of product sales of Feridex I.V. and GastroMARK, if any. There were no milestone payments in fiscal years 2006, 2005 or 2004. Future milestone payments under the Nycomed agreement are not expected to exceed $400,000. Royalty payments under the Nycomed agreement were less than $105,000 for each of the prior three fiscal years.

Other

In the course of operating our business, we have entered into a number of indemnification arrangements under which we may be required to make payments to or on behalf of certain third parties including our directors and officers. For further discussion of how this may affect our business, please refer to Note K of Notes to Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii). As of September 30, 2006 there were no outstanding warrants to purchase shares of our common stock. Warrants to purchase 261,780 shares of common stock issued in July 2003 at an exercise price of $15.50 per share and warrants to purchase 359,999 shares of common stock issued in June 2005 at an exercise price of $13.00 were outstanding as of September 30, 2005.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In making these estimates and assumptions, management employs critical accounting policies. For us, these critical accounting policies are principally the policies of revenue recognition associated with license fees, policies regarding impairment of investments and/or marketable securities, policies regarding long-lived assets and policies regarding equity based compensation.

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

Impairment of investments and/or marketable securities.   Investments and marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. Although we held only one U.S. Treasury Bill at September 30, 2006 (which matured on November 16, 2006), we have employed a methodology in evaluating whether a decline in fair value below cost basis is other than temporary that considers available evidence regarding these investments. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; overall market conditions and trends, and; our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of marketable securities in our portfolio, if, among other things, relevant information related to our marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment. We classify our holdings in U. S. Treasury Bills having an original maturity of three months or less as cash and cash equivalents, in accordance with the provisions of Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows”.

Long-lived assets.   Currently, our long-lived assets consist primarily of property and equipment. Long-lived assets to be held and used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset carrying value to the undiscounted future operating cash flow over the asset’s remaining useful life. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes successful development and regulatory approvals of our future products and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods.

Equity-Based Compensation.   On October 1, 2005, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R “Share-Based Payment,” or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board, or the FASB, and the SEC Staff Accounting Bulletin 107, or SAB 107, associated with the accounting for the share-based compensation arrangements of our employees and certain directors, including our Employee Stock Purchase Plan. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. We adopted SFAS 123R using the modified prospective method in the first quarter of fiscal 2006. Accordingly, results for interim periods and fiscal years prior to October 1, 2005 do not include, and have not been revised to reflect, amounts associated with the requirements of SFAS 123R.

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

Impact of Recently Issued and Proposed Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” or SFAS 151. This pronouncement, which became effective for interim or annual periods beginning after June 15, 2005, clarifies existing accounting guidance relating to accounting for certain abnormal costs of production. The adoption of SFAS 151 did not have a material impact on our results of operations or financial condition.

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1 “The Meaning of Other- Than-Temporary Impairment and Its Application to Certain Investments,” effective for reporting periods beginning after December 15, 2005. This pronouncement addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The adoption of the provisions of this pronouncement did not have a material impact on our financial position or results of operations.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” effective upon the initial adoption of SFAS 123(R). This pronouncement clarifies existing accounting guidance to require that options or similar instruments be classified as liabilities if an entity can be required under any circumstance to settle the option or instrument by transferring cash or other assets. The adoption of the provisions of this pronouncement did not have a material impact on our financial position or results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, entitled, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. Concurrently, FASB issued a FASB staff position, or FSP, relating to income taxes, FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FIN 48 specifically clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with the provisions of FASB 109 “Accounting for Income Taxes”. The adoption of the provisions of these pronouncements, which become effective for fiscal years ending after December 15, 2006, are not expected to have a material impact on our financial position or results of operations.

The FASB Emerging Issues Task Force, or EITF, issued in March 2006 draft abstract EITF Issue No. 05-1 “Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option”. This Issue applies to the issuance of equity securities to settle a debt instrument that is not otherwise currently convertible but becomes convertible upon the issuer’s exercise of a call option.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108, which outlines its views regarding the process of quantifying financial statement misstatements, effective for fiscal years ending after November 15, 2006. The adoption of the provisions of this pronouncement is not expected to have a material impact on our financial position or results of operations.

On September 29, 2006, the FASB issued FASB No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of the provisions of this pronouncement is not expected to have a material impact on our financial position or results of operations.

On October 10, 2006 the FASB issued FSP FAS 123R-5, “Amendment of FSP FAS 123R-1,” effective in the first reporting period beginning after October 10, 2006. The FSP addresses circumstances whereby a modification of an instrument in connection with an equity restructuring could be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” The adoption of the provisions of this pronouncement is not expected to have a material impact on our financial position or results of operations.

On October 20, 2006 the FASB issued FSP FAS 123R-6, “Technical Corrections of FASB Statement No. 123(R),” effective in the first reporting period beginning after October 20, 2006. The FSP issues clarification of certain disclosure and computation requirements associated with the implementation of SFAS 123(R). The adoption of the provisions of this pronouncement is not expected to have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

As of September 30, 2006, we invested a portion of our surplus cash in one U.S. Treasury Bill classified as held-to-maturity which is, as a result, recorded at amortized cost. This investment is subject to interest rate risk and will fall in value if market interest rates increase. However, even if market interest rates for comparable investments were to increase immediately and uniformly by 10% from levels at September 30, 2006, we estimate that the fair value of this investment would decline by an immaterial amount. Therefore, we believe our exposure to interest rate risk is not substantial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Our Financial Statements, Reports of Management, and related Report of Independent Registered Public Accounting Firm are presented in the following pages. The reports and financial statements included in this Part II, Item 8 are as follows:

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheets—September 30, 2006 and 2005

Statements of Operations—for the years ended September 30, 2006, 2005 and 2004

Statements of Comprehensive Loss—for the years ended September 30, 2006, 2005 and 2004

Statements of Stockholders’ Equity—for the years ended September 30, 2006, 2005 and 2004

Statements of Cash Flows—for the years ended September 30, 2006, 2005 and 2004

Reconciliation of Net Loss to Net Cash Used in Operating Activities—for the years ended September 30, 2006, 2005 and 2004

Notes to Financial Statements

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, and our principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, together with related pronouncements issued by both the Public Company Accounting Oversight Board and the U. S. Securities and Exchange Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded our internal control over financial reporting was effective as of September 30, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Advanced Magnetics, Inc.:

We have completed an integrated audit of Advanced Magnetics, Inc.’s 2006 financial statements and of its internal control over financial reporting as of September 30, 2006 and audits of its September 30, 2005 and September 30, 2004 financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial Statements

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanced Magnetics, Inc. at September 30, 2006 and September 30, 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note F to the financial statements, the Company changed its method of accounting for share-based payments on October 1, 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing under Item 8, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Boston, Massachusetts
December 1, 2006

Advanced Magnetics, Inc.
Balance Sheets

	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$32,312,679	$11,332,088
Short-term investments	9,760,367	12,395,210
Accounts receivable—trade	85,218	—
Inventories	370,060	367,788
Prepaid expenses and interest receivable	595,103	444,255
Total current assets	43,123,427	24,539,341
Property, plant and equipment:
Land	360,000	360,000
Buildings and improvements	4,812,331	4,723,496
Laboratory equipment	5,520,392	7,290,967
Furniture and fixtures	1,107,968	910,847
Total property, plant and equipment	11,800,691	13,285,310
Less—accumulated depreciation	(7,569,157)	(9,532,669)
Net property, plant and equipment	4,231,534	3,752,641
Restricted cash	15,603	—
Total assets	$47,370,564	$28,291,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,759,038	$886,190
Accrued expenses	3,734,523	1,327,556
Deferred revenue	1,007,074	1,114,183
Total current liabilities	9,500,635	3,327,929
Long-term liabilities:
Deferred revenue and rent expense	1,795,407	2,584,894
Total liabilities	11,296,042	5,912,823
Commitments and contingencies (Note K)
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, 25,000,000 shares authorized at September 30, 2006 and 15,000,000 shares authorized at September 30, 2005; 11,940,532 shares issued and outstanding at September 30, 2006 and 9,878,354 shares issued and outstanding at September 30, 2005	119,405	98,784
Additional paid-in capital	111,309,066	72,326,602
Accumulated deficit	(75,353,949)	(49,988,961)
Accumulated other comprehensive loss	—	(57,266)
Total stockholders’ equity	36,074,522	22,379,159
Total liabilities and stockholders’ equity	$47,370,564	$28,291,982

The accompanying notes are an integral part of the financial statements.

Advanced Magnetics, Inc.
Statements of Operations

	For the years ended September 30,
	2006	2005	2004
Revenues:
License fees	$907,418	$1,280,867	$2,747,695
Royalties	317,081	273,903	240,000
Product sales	1,448,888	890,398	768,189
Total revenues	2,673,387	2,445,168	3,755,884
Costs and expenses:
Cost of product sales	272,542	204,080	117,015
Research and development expenses	21,294,448	12,037,549	6,083,839
Selling, general and administrative expenses	8,011,125	3,337,589	2,219,777
Total costs and expenses	29,578,115	15,579,218	8,420,631
Other income:
Interest and dividend income, net	1,574,971	419,435	169,547
Loss on disposal of fixed assets	(35,231)	—	—
Total other income	1,539,740	419,435	169,547
Loss before provision for (benefit from) income taxes	(25,364,988)	(12,714,615)	(4,495,200)
Provision for (benefit from) income taxes	—	—	—
Net loss	$(25,364,988)	$(12,714,615)	$(4,495,200)
Net loss per share:
Basic and diluted	$(2.31)	$(1.47)	$(0.57)
Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	10,964,412	8,633,827	7,817,918

The accompanying notes are an integral part of the financial statements.

Advanced Magnetics, Inc.
Statements of Comprehensive Loss

	For the years ended September 30,
	2006	2005	2004
Net loss	$(25,364,988)	$(12,714,615)	$(4,495,200)
Other comprehensive income (loss):
Unrealized gains (losses) on securities	57,266	(57,266)	—
Total other comprehensive income (loss)	57,266	(57,266)	—
Comprehensive loss	$(25,307,722)	$(12,771,881)	$(4,495,200)

The accompanying notes are an integral part of the financial statements.

Advanced Magnetics, Inc.
Statements of Stockholders’ Equity

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at September 30, 2003	7,758,107	$77,581	$53,619,640	$(32,779,146)	$—	$20,918,075
Net shares issued in connection with the exercise of stock options	174,600	1,746	1,010,195			1,011,941
Shares issued in connection with employee stock purchase plan	17,224	172	68,035			68,207
Non-cash expense associated with stock options			43,432			43,432
Net loss				(4,495,200)		(4,495,200)
Balance at September 30, 2004	7,949,931	79,499	54,741,302	(37,274,346)	—	17,546,455
Net shares issued in connection with the exercise of stock options	118,738	1,188	503,471			504,659
Shares and warrants issued in connection with the financing, net of financing costs of $414,899	1,799,995	18,000	16,667,058			16,685,058
Shares issued in connection with employee stock purchase plan	9,690	97	73,644			73,741
Non-cash expense associated with stock options			341,127			341,127
Other comprehensive loss					(57,266)	(57,266)
Net loss				(12,714,615)		(12,714,615)
Balance at September 30, 2005	9,878,354	98,784	72,326,602	(49,988,961)	(57,266)	22,379,159
Net shares issued in connection with the exercise of stock options	457,062	4,570	2,592,798			2,597,368
Shares issued in connection with the financing, net of financing costs of $2,207,657	1,233,214	12,332	31,646,534			31,658,866
Shares issued in connection with employee stock purchase plan	12,308	123	94,033			94,156
Net shares issued in connection with the exercise of warrants	359,594	3,596	645,850			649,446
Non-cash expense associated with employee stock options and restricted stock units			3,772,003			3,772,003
Non-cash expense associated with non-employee stock options			231,246			231,246
Other comprehensive income					57,266	57,266
Net loss				(25,364,988)		(25,364,988)
Balance at September 30, 2006	11,940,532	$119,405	$111,309,066	$(75,353,949)	$—	$36,074,522

The accompanying notes are an integral part of the financial statements.

Advanced Magnetics, Inc.
Statements of Cash Flows

	For the years ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Cash received from customers (excluding royalties)	$1,610,313	$1,081,109	$1,099,481
Cash paid to suppliers and employees	(19,147,504)	(13,939,376)	(7,893,251)
Interest received	1,503,255	539,505	337,556
Royalties received	317,081	323,478	230,304
Net cash used in operating activities	(15,716,855)	(11,995,284)	(6,225,910)
Cash flows from investing activities:
Life insurance policy surrender value received	—	—	761,747
Proceeds from maturities of short-term investments	34,170,105	9,839,237	38,842,143
Purchase of short-term investments	(31,535,263)	(12,765,397)	(48,766,408)
Capital expenditures	(912,580)	(401,289)	(201,484)
Restricted cash	(15,603)	—	—
Net cash provided by (used in) investing activities	1,706,659	(3,327,449)	(9,364,002)
Cash flows from financing activities:
Net proceeds from the exercise of stock options	2,588,319	504,659	1,011,941
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	94,156	73,741	68,207
Proceeds from the exercise of warrants	649,446	—	—
Net proceeds from the issuance of common stock and warrants to purchase common stock	31,658,866	16,685,058	—
Net cash provided by financing activities	34,990,787	17,263,458	1,080,148
Net increase (decrease) in cash and cash equivalents	20,980,591	1,940,725	(14,509,764)
Cash and cash equivalents at beginning of year	$11,332,088	9,391,363	23,901,126
Cash and cash equivalents at end of year	$32,312,679	$11,332,088	$9,391,363
Supplemental data:
Non-cash financing activities:
Non-cash stock option exercises	$840,796	$131,156	$250,697
Non-cash warrant exercises	$8,088,141	$—	$—

The accompanying notes are an integral part of the financial statements.

Advanced Magnetics, Inc.
Reconciliation of Net Loss
to Net Cash Used in Operating Activities

	For the years ended September 30,
	2006	2005	2004
Net loss	$(25,364,988)	$(12,714,615)	$(4,495,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	398,456	247,625	206,772
Non-cash expense associated with non-employee stock options	231,246	341,127	43,432
Non-cash expense associated with employee stock options and restricted stock units	3,772,003	—	—
Loss on disposal of fixed assets	35,231	—	—
Amortization of premium on purchased securities	66,316	184,758	213,191
Changes in operating assets and liabilities:
Accounts receivable—trade	(85,218)	49,575	316,686
Inventories	(2,272)	105,250	(205,277)
Prepaid expenses and interest receivable	(150,848)	142,329	(122,132)
Accounts payable and accrued expenses	6,279,815	929,534	564,313
Deferred revenue and rent expense, net	(896,596)	(1,280,867)	(2,747,695)
Total adjustments	9,648,133	719,331	(1,730,710)
Net cash used in operating activities	$(15,716,855)	$(11,995,284)	$(6,225,910)

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

A.                Summary of Accounting Policies:

Business

Founded in November 1981, Advanced Magnetics, Inc., a Delaware corporation, is a developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products. We (“the Company”) are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds to treat anemia as well as novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease. We have two approved products, Feridex I.V.®  and GastroMARK®, and we have two product candidates, ferumoxytol and Combidex®. Ferumoxytol, the key product in our development pipeline, is currently in Phase III multi-center clinical trials for use as an intravenous, or IV, iron replacement therapeutic in chronic kidney disease patients, whether or not on dialysis. Combidex is our investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, or MRI, to aid in the differentiation of cancerous from normal lymph nodes. Feridex I.V., our liver contrast agent, is approved and marketed in Europe, the United States and other countries. GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in Europe, the United States and other countries.

We are subject to risks common to companies in the industry including, but not limited to, uncertainty of the results of clinical trials, uncertainty regarding the regulatory approval process for our product candidates, uncertainty of product development and commercialization, the volatility of our stock price, our potential inability to obtain raw materials, our reliance on a limited number of customers, our dependence on our collaborative relationships, our lack of sales and marketing experience, our need for additional capital, our dependence on key personnel, uncertainty regarding market acceptance of products, development by us or our competitors of new technological innovations, uncertainties related to third-party reimbursement, product liability, protection of proprietary technology, and compliance with the regulations of the U.S. Food and Drug Administration, also known as the FDA, and other government agencies.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and U.S. Treasury Bills having an original maturity of less than three months. Substantially all of the cash and cash equivalents at September 30, 2006 and 2005 were held in a either a commercial bank, money market accounts or U.S. Treasury Bills, the latter of which were classified as cash equivalents in accordance with the provisions of Statement of Financial Accounting Standards, also known as SFAS, No. 95 “Statement of Cash Flows”. We have limited insurance protection for amounts held in our commercial bank accounts through the Federal Deposit Insurance Corporation. We have limited insurance protection for amounts held in our money market account available through the Securities Investor Protection Corporation.

Investments

As of September 30, 2006, our short-term investment consisted of a U.S. Treasury Bill with a maturity date of November 16, 2006. The U.S. Treasury Bill was classified as held-to-maturity and, as a result, was recorded at cost. The U.S. Treasury Note we held as of September 30, 2005 was classified as available-for-sale and was marked-to-market during the year ended September 30, 2005, to reflect a temporary decline in value, which was recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.” The fair value of our investments is determined from quoted market prices. Net unrealized gains and losses on marketable securities (excluding other-than-temporary losses) are recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive income (loss).” Interest income is accrued as earned.

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

Depreciation

Depreciation is recorded by the straight-line method based on rates sufficient to provide for retirement over estimated useful lives as follows: buildings - 40 years; laboratory equipment and furniture and fixtures - 5 years; and building improvements - over the shorter of the remaining useful life of the building or the life of the improvement. Furniture, fixtures and leasehold improvements associated with our new facility lease are being depreciated over the shorter of their useful life or the remaining life of the original lease (excluding optional lease renewal terms).

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

Equity-Based Compensation

On October 1, 2005, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R “Share-Based Payment,” or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board, or the FASB, and the SEC Staff Accounting Bulletin 107, or SAB 107, associated with the accounting for the share-based compensation arrangements of our employees and certain directors, including our Employee Stock Purchase Plan. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. We adopted SFAS 123R using the modified prospective method in the first quarter of fiscal 2006. Accordingly, results for interim periods and fiscal years prior to October 1, 2005 do not include, and have not been revised to reflect, amounts associated with the requirements of SFAS 123R.

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

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, investments and accounts receivable. As of September 30, 2006, our cash, cash equivalents, and short-term investments amounted to $42,073,046 of which $9,760,367 was invested in one U.S. Treasury Bill. We currently invest our excess cash primarily in deposits in one commercial bank and money market funds.

Our operations are located solely within the United States. We are focused principally on developing and manufacturing IV iron replacement therapeutics and contrast agents for use in MRI. We perform ongoing credit evaluations of our customers and generally do not require collateral. Three companies, Berlex, Guerbet and Mallinckrodt, Inc. (a division of Tyco-Healthcare), accounted for 41%, 37% and 11%, respectively, of our revenues in fiscal 2006. Three companies, Berlex, Cytogen Corporation, or Cytogen, and Guerbet, accounted for 47%, 22% and 20%, respectively, of our revenues in fiscal 2005. Three companies, Cytogen, Guerbet and Berlex, accounted for 55%, 20% and 20%, respectively, of our revenues in fiscal 2004. No other company accounted for more than 10% of our total revenues in fiscal 2006, 2005, and 2004. All of the revenue attributable to Cytogen and a large portion of the revenue attributable to Berlex in fiscal 2006, 2005, and 2004 was previously deferred revenue related to up-front license fees.

In fiscal 2006, 2005 and 2004, revenues from customers outside of the United States, principally in Europe and Japan, amounted to 41%, 22%, and 21%, respectively, of our total revenues.

Certain raw materials used in our products are procured from a single source. We sometimes obtain raw materials from one vendor only, even where multiple sources are available, to maintain quality control and enhance working relationships with suppliers.

Loss per Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period. Options to purchase a total of 1,041,725, 917,272, and 854,366 shares of common stock that were outstanding as of the fiscal years ended September 30, 2006, 2005 and 2004, respectively, were excluded from the computation of diluted net loss per share because such options were anti-dilutive as we incurred a loss in those periods. In addition, 30,000 shares of common stock issuable upon the vesting of restricted stock units granted in fiscal year 2006 were excluded from the computation of diluted net loss per share because such units were anti-dilutive as we incurred a loss in the fiscal year ended September 30, 2006. There were no restricted stock units issued by us prior to February 7, 2006.

Warrants to purchase 261,780 shares of common stock, issued in July 2003 at an exercise price of $15.50 per share (all of which were exercised in the fiscal year ended September 30, 2006) were excluded until exercised from the computation of diluted net loss per share for the fiscal years ended September 30, 2006, 2005 and 2004, respectively, because such warrants were anti-dilutive as we incurred a loss in those fiscal years. In addition, warrants to purchase 359,999 shares of common stock, issued in June 2005 at an exercise price of $13.00 per share (all of which were exercised in the fiscal year ended September 30, 2006), were also excluded until exercised from the computation of diluted net loss per share for the fiscal years ended September 30, 2006 and 2005, respectively, because such warrants were anti-dilutive as we incurred a loss in those fiscal years.

The components of basic and diluted loss per share were as follows:

	For the Years ended September 30,
	2006	2005	2004
Net loss (A)	$(25,364,988)	$(12,714,615)	$(4,495,200)
Weighted average common shares outstanding (B)	10,964,412	8,633,827	7,817,918
Loss per share:
Basic and diluted (A/B)	$(2.31)	$(1.47)	$(0.57)

B.               Investments:

As of September 30, 2006, our short-term investment consisted of a U.S. Treasury Bill with a maturity date of November 16, 2006. As of September 30, 2005, our short-term investments consisted of a U.S. Treasury Bill with a maturity date of January 26, 2006 and a U.S. Treasury Note with a maturity date of February 15, 2006. At September 30, 2005, the U.S. Treasury Note, which matured on February 15, 2006, had a market value of $4,534,050. It was recorded as available-for-sale and was marked-to-market during the fiscal year ended September 30, 2005, to reflect a temporary decline in value, which was recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.” Our remaining short-term and long-term investments for the fiscal year ended September 30, 2005 were classified as held-to-maturity and, as a result, were recorded at amortized cost. As of September 30, 2006, there were no investments classified as available-for-sale.

Interest income consisted of the following:

	For the years ended September 30,
	2006	2005	2004
Interest income	$1,641,287	$604,193	$382,738
Amortization of premiums on purchased investments	(66,316)	(184,758)	(213,191)
Total	$1,574,971	$419,435	$169,547

C.               Inventories:

The major classes of inventories were as follows at September 30:

	2006	2005
Raw materials	$302,937	$297,188
Work in process	52,556	33,391
Finished goods	14,567	37,209
Total inventories	$370,060	$367,788

The aggregate amount of overhead remaining in ending inventory as of September 30, 2006 and September 30, 2005 was $31,610 and $26,383, respectively.

D.              Current and Long-Term Liabilities:

Accrued expenses consist of the following at September 30:

	2006	2005
Clinical trials	$2,777,593	$802,616
Professional fees	285,776	192,800
Salaries and other compensation	326,528	209,340
License and royalty fees	159,464	83,000
Other	185,162	39,800
Totals	$3,734,523	$1,327,556

Deferred revenue consisted of the following at September 30, 2006 and 2005:

	Cytogen	Berlex	Other	Total
At September 30, 2006:
Short term	$263,319	$737,755	$6,000	$1,007,074
Long term	131,660	1,658,925	4,822	$1,795,407
Total	$394,979	$2,396,680	$10,822	$2,802,481
At September 30, 2005
Short term	$376,428	$737,755	$—	$1,114,183
Long term	188,214	2,396,680	—	$2,584,894
Total	$564,642	$3,134,435	$—	$3,699,077

E.               Income Taxes:

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

There were no income tax provisions or benefits for fiscal years 2006, 2005 or 2004. A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	For the years ended September 30,
	2006	2005	2004
Statutory U.S. federal tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	6.27%	6.30%	6.30%
Permanent items, net	0.18%	0.44%	3.39%
Other	1.03%	—	—
Valuation allowance	(41.48)%	(40.74)%	(43.69)%
Total	—	—	—

—

The components of the deferred tax assets and liabilities were as follows at September 30:

	2006	2005	2004
Assets
Net operating loss carry-forwards	$26,478,108	$17,804,261	$12,623,394
Tax credit carry-forwards	4,423,433	4,109,568	3,832,541
Deductible intangibles	28,907	39,108	49,310
Deferred revenue	1,124,202	1,489,619	2,005,424
Capital loss carry-forward	1,034,055	1,034,055	1,034,055
Stock option expense	1,236,506	137,372	—
Other	1,369,762	550,636	414,644
Liabilities
Property, plant and equipment depreciation	(172,836)	(161,325)	(135,354)
Other	10,297	7,249	(53,733)
Subtotal	35,532,434	25,010,543	19,770,281
Valuation allowance	(35,532,434)	(25,010,543)	(19,770,281)
Net deferred taxes	$—	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets. The $17,726,000 increase in the valuation allowance in the three year period from September 30, 2003 to September 30, 2006 is primarily due to a $16,587,000 increase in net operating loss carryforwards and $1,237,000 of stock option expense.

At September 30, 2006, we had unused net operating loss, or NOL, carryforwards for federal income tax purposes of approximately $68,500,000 which begin to expire in fiscal 2010. We have unused state NOL carryforwards of approximately $51,000,000 which began to expire in fiscal 2006. We have federal research and experimentation credits of approximately $3,600,000 which began to expire in fiscal 2006. We also have $3,041,338 of capital loss carryforwards which begin to expire in fiscal 2007.

Included in the net operating loss and tax credit carryforwards discussed above is approximately $1,365,000 reflecting the benefit of deductions from the exercise of stock options. This benefit will be credited to additional paid-in capital when realized.

F.                Equity-Based Compensation:

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

As of September 30, 2006, we have granted options and restricted stock units covering 1,444,750 shares of common stock under the Amended and Restated 2000 Stock Plan, of which 125,650 stock options and no restricted stock units have expired or terminated, and 288,625 of which have been exercised. The remaining number of shares available for future grants as of September 30, 2006 was 680,900. Previously, each non-employee member of the Board of Directors received an immediately exercisable option to purchase 8,000 shares of common stock on the first Tuesday in each of November 2003, 2004 and 2005. On February 7, 2006, each of the non-employee directors was granted an immediately exercisable option to purchase 2,000 additional shares of common stock; see also note P of Notes to Financial Statements. All outstanding options granted have an exercise price equal to the closing price of our common stock on the grant date and substantially all have a ten year term.

Our standard stock option agreement allows for payment of the exercise price for vested stock options either through cash remittance to us in exchange for newly issued shares, or through a non-cash exchange of previously issued shares held by the recipient in exchange for our newly issued shares. The latter method results in no cash being received by us, but also results in a lower number of total shares subsequently being outstanding (as compared to a cash exercise), as a direct result of previously issued shares being exchanged in return for the issuance of new shares. Shares returned to us in this manner are retired.

Our 1993 Stock Plan, approved by our stockholders, provided for the grant of options to our directors, officers, employees and consultants to purchase up to an aggregate of 700,000 shares of common stock at a price equal to at least the fair market value, or the minimum legal consideration, of the stock at the date of the grant for incentive stock options and non-statutory stock options, respectively. No further grants may be made under our 1993 Stock Plan. The maximum term of the options under the 1993 Stock Plan is ten years, with limited exceptions. The remaining number of shares subject to outstanding options pursuant to this plan as of September 30, 2006 was 41,250.

On November 5, 1991, our Board of Directors adopted the 1992 Non-Employee Director Stock Option Plan which our stockholders subsequently approved. No further grants may be made under the 1992 Plan. The 1992 Plan provided for the grant to each non-employee director holding such position on November 5, 1991 and 1996, of an option to purchase 5,000 shares of common stock at a price equal to the fair market value of the stock at the date of the grant, vesting in equal installments over a five year period. The 1992 Plan also provided for the grant to new members of the Board of Directors, on the date of each such director’s election, and on each fifth anniversary thereof, of an option to purchase 5,000 shares of common stock. There are no remaining shares subject to outstanding options pursuant to this plan as of September 30, 2006.

On November 10, 1992, our Board of Directors adopted the 1993 Non-Employee Director Stock Option Plan which our stockholders subsequently approved. No further grants may be made under the 1993 Plan. The 1993 Plan provided for the grant to each non-employee director holding such position on November 10, 1992, and 1998, of an option to purchase 5,000 shares of common stock at a price equal to the fair market value of the stock at the date of the grant, vesting in equal installments over a five year period. The 1993 Plan also provided for the grant to new members of the Board of Directors, on the date of each such director’s election, and on each sixth anniversary thereof, of an option to purchase 5,000 shares of common stock. There are no remaining shares subject to outstanding options pursuant to this plan as of September 30, 2006.

On October 1, 2005, we adopted SFAS 123R and its related implementation guidance and pronouncements as promulgated by both the FASB and the SEC in SAB 107, associated with the accounting for the share-based compensation arrangements of our employees and certain of our directors, including our Employee Stock Purchase Plan program. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted), or in certain circumstances, the service inception date, and recorded to expense or capitalized over the requisite service period, which generally is the vesting period. We adopted SFAS 123R, using the modified prospective method, in the first quarter of fiscal 2006. Accordingly, results for interim and fiscal year periods prior to October 1, 2005 do not include, and have not been revised to reflect, amounts associated with the requirements of SFAS 123R.

In fiscal 2006, we recorded a $3,772,003, or $0.34 per share, non-cash charge associated with the implementation of SFAS 123R for employee stock-based compensation, with a corresponding credit to additional paid-in capital. Of this amount, $3,049,879 was charged to selling, general and administrative expenses and $722,124 was charged to research and development expenses. A significant portion of the expense recorded in fiscal 2006 is attributable to options granted to Dr. Brian J.G. Pereira (as discussed in Note L) and to our non-employee directors under our 2000 Stock Plan. There were no equity-based compensation costs capitalized in fiscal 2006, as such amounts were not material. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns associated with operating losses we incurred in the past several years, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of September 30, 2006 and 2005. Accordingly, no income tax benefits were recognized by us in fiscal 2006 associated with the adoption of SFAS 123R, and there was no impact recorded in cash flows from financing activities nor cash flows from operating activities as reported in the accompanying Statements of Cash Flows.

We record stock-based compensation granted to consultants in accordance with existing pronouncements. In fiscal 2006, we recorded a $231,246, or $0.02 per share, non-cash charge with a corresponding credit to additional paid-in capital in connection with stock options granted to consultants. Of this amount, $27,125 was charged to research and development expense and $204,121 was charged to selling, general and administrative expense. In fiscal 2005 and 2004, we recorded a non-cash charge of $341,127 and $43,432, respectively, all of which was charged to research and development expense, with a corresponding credit to additional paid-in capital in connection with stock options granted to consultants.

We estimate the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield over the expected option term, and an expected forfeiture rate, which are subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options we grant to employees and directors which are subject to SFAS 123R requirements. These amounts are estimates and thus may not be reflective of actual future results or amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, the issuance of new options. The following table summarizes the weighted average assumptions we utilized for grants of options to differing groups of optionees in the fiscal year ended September 30, 2006:

	Options Granted	Options Granted	Options Granted
Assumptions	to President	to Directors	to Employees
Risk Free Interest Rate %	4.4	4.5	4.5
Expected Volatility	76	76	76
Expected Option Term	5.6	5	6.25
Dividend Yield	none	none	none

Substantially all options granted have a contractual ten year term. Certain options granted to Dr. Brian J.G. Pereira and to directors generally vested either immediately or over a three year period. Option grants to employees generally vest over a four year period of continuous employee service. Risk free interest rates utilized are based upon published U.S. Treasury yield curves at the date of the grant for the expected option term. Expected stock price volatility is based upon the historical volatility of our common stock price over 1 to 6.25 years. For options granted prior to September 30, 2005, we used historical exercise and forfeiture information associated with groups of employees and directors to determine expected term and forfeiture rates. For options granted after September 30, 2005, we continue to use historical forfeiture information to determine forfeiture rates. However, the simplified approach, as outlined in SAB 107, was utilized to determine expected term.

Stock option activity is as follows for the years ended September 30:

	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year*	917,272	$9.11	854,366	$7.24	879,347	$6.06
Granted	701,750	17.93	243,500	13.29	193,500	12.00
Exercised*	(487,272)	7.06	(127,719)	4.98	(197,981)	6.38
Expired and/or Forfeited	(90,025)	13.81	(52,875)	7.99	(20,500)	9.90
Outstanding at year end	1,041,725	$15.61	917,272	$9.11	854,366	$7.24
Options exercisable at end of year	395,000	$10.44	574,022	$7.80	470,991	$6.78
Weighted average fair value of options granted during the fiscal year ended September 30, 2006	$12.34		$9.47		$7.78

*                    These figures do not include warrants outstanding and/or exercisable.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of exercise prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Remaining Contractual Life	Exercise Price
$1.00-$3.38	10,250	4.4	$3.06	10,250	4.4	$3.06
$3.39-$5.06	19,250	5.0	4.22	18,625	5.0	4.22
$5.07-$7.59	31,125	5.1	5.24	13,375	6.1	5.14
$7.60-$11.39	489,875	8.5	9.44	247,625	8.0	9.65
$11.40-$17.09	175,375	8.1	14.23	87,125	7.9	13.36
$17.10-$25.63	128,000	9.4	19.98	16,000	9.4	19.98
$25.64-$36.77	187,850	9.8	33.57	2,000	9.5	36.77
Total	1,041,725	8.6	$15.61	395,000	7.8	$10.44

The following table summarizes information about unvested stock options for the year ended September 30, 2006:

		Weighted Average
		Fair Market Value
Unvested stock options	Unvested Options	at Option Grant Date
Unvested options at beginning of year*	343,250	$7.66
Granted	701,750	17.93
Vested	(332,750)	6.77
Expired and/or forfeited	(65,525)	10.68
Unvested options at end of year*	646,725	$12.89

*                    These figures do not include warrants outstanding and/or exercisable.

The aggregate intrinsic value of options outstanding and options exercisable, measured at September 30, 2006, was approximately $19,261,000 and $9,346,000, respectively. This data excludes restricted stock units. The aggregate intrinsic value of options exercised in the fiscal year ended September 30, 2006 (excluding warrants exercised and purchases made pursuant to the Employee Stock Purchase Plan), measured as of the exercise date, was approximately $9,373,000.

At September 30, 2006, the amount of unrecorded stock-based compensation expense for stock options associated with the adoption of SFAS 123R attributable to future periods was approximately $7,078,000, which is expected to be amortized to expense on a straight line basis over the next twelve quarters. This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options.

In the fiscal year ended September 30, 2006, we also issued an aggregate of 30,000 restricted stock units to employees pursuant to our Amended and Restated 2000 Stock Plan, all of which were outstanding and unvested as of September 30, 2006. These grants vest ratably, on an annual basis, over a four year period. The estimated fair value of restricted stock granted was determined at the grant date based upon the quoted market price per share on the date of the grant. The estimated fair value of these restricted stock unit awards was approximately $630,000. At September 30, 2006, the amount of unrecorded expense for these restricted stock units attributable to future periods was approximately $535,000, which is expected to be amortized primarily to expense on a straight line basis over a weighted average amortization period of approximately four years. This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options or awards.

The following table presents summarized data relative to restricted stock units granted pursuant to our Amended and Restated 2000 Stock Plan for the fiscal year ended September 30, 2006:

Weighted Average
	Unvested	Fair Value
Restricted Stock Units	Restricted Stock Units	at Restricted Stock Unit Grant Date
Outstanding at beginning of year*	—	$—
Granted	30,000	20.98
Exercised	—	—
Forfeited	—	—
Outstanding at end of year*	30,000	$20.98
Restricted Stock Units exercisable at end of year*	—	$—

*                    These figures do not include warrants outstanding and/or exercisable.

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

If stock-based compensation for employees had been determined based on SFAS 123, as amended by SFAS 148, our pro forma net loss and pro forma loss per share for the fiscal years ending September 30, 2005, and September 30, 2004 would have been as follows:

	For the years ended September 30,
	2005	2004
Reported net loss	$(12,714,615)	$(4,495,200)
Pro forma stock compensation expense	(1,262,701)	(629,424)
Pro forma net loss	$(13,977,316)	$(5,124,624)
Reported loss per share:
Basic and diluted	$(1.47)	$(0.57)
Pro forma loss per share:
Basic and diluted	$(1.62)	$(0.66)

The fair value of substantially all options granted during fiscal years 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of 6.25 years in 2005, and 6.0 years in 2004; respectively; (2) expected volatility of 76.7% in 2005, and 69.9% in 2004; and (3) weighted average risk-free interest rates of 3.90% in 2005 and 3.64% in 2004; and (4) no dividend yield.

Employee Stock Purchase Plan

Our 2003 Employee Stock Purchase Plan provides for the issuance of up to 100,000 shares of our common stock to eligible employees. Under the terms of the 2003 Employee Stock Purchase Plan, which expires on May 31, 2007, eligible employees may purchase shares (subject to certain plan and/or income tax limitations) in five annual offerings through payroll deductions of up to a maximum of 10% of the employee’s earnings, at a price equal to the lower of 85% of the fair market value of the stock on the applicable annual offering commencement date of June 1 or termination date of May 31. As of September 30, 2006, 49,567 shares have been issued under the 2003 Employee Stock Purchase Plan.

In fiscal 2006, the assumptions used for awards under our 2003 Employee Stock Purchase Plan were as follows: (1) expected term of 1.0 years; (2) an expected volatility of 65.4%; (3) a weighted average risk-free interest rate of 5.05% and (4) no dividend yield. In the fiscal year ended September 30, 2005, the assumptions used for awards under our 2003 Employee Stock Purchase Plan were as follows: (1) expected life of 1.0 years; (2) expected volatility of 106.0%; (3) weighted average risk-free interest rate of 3.25% and (4) no dividend yield. In the fiscal year ended September 30, 2004, the assumptions used for awards under our 2003 Employee Stock Purchase Plan were as follows: (1) expected life of 1.0 years; (2) an expected volatility of 77.3%; (3) a weighted average risk-free interest rate of 1.41% and (4) no dividend yield.

The weighted average fair value for each purchase right granted during fiscal years 2006, 2005 and 2004 under our 2003 Employee Stock Purchase Plan and the predecessor plan in effect since 1997 was $11.54, $5.24, and $1.72, respectively, and was estimated using the Black-Scholes option-pricing model.

Stock Options Granted to Consultants

In fiscal 2005, we granted options to one of our directors pursuant to a consulting agreement. See Note L “Related Party Transactions” of Notes to Financial Statements hereunder.

In August 2005, we entered into three-year consulting agreements with seven nonaffiliated members of our Scientific Advisory Board. Under the terms of these consulting agreements, the members provide advice and consultation to us as we progress through our ongoing development program for ferumoxytol in IV iron replacement therapy. The term of the consulting agreements may be extended for additional periods with the written consent of each party. As compensation for these consulting services, we granted these members, in the aggregate, options to purchase 11,000 shares of our common stock under the 2000

Stock Plan, at an exercise price of $11.82 per share, in addition to cash compensation also associated with some of the agreements. The options were exercisable with respect to 2,750 shares immediately, and at the beginning of each quarter following the date of grant, beginning with November 1, 2005, 2,750 additional shares vested, such that all such options are now fully vested and exercisable. This resulted in a non-cash accounting charge being recorded as an expense each quarter over a one year period, of which $44,550 was charged to expense in the fourth quarter of fiscal year 2005 and $93,714 was charged to expense in fiscal year 2006 (with a corresponding credit to additional paid-in capital), in amounts approximating the fair value of the foregoing options.

In fiscal 2003, we granted an option to purchase 10,000 shares of our common stock to a scientific consultant under the 2000 Stock Plan. This option vested over a two-year period commencing in March 2003. We recorded an expense of $3,116, $43,432 and $30,881 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively, associated with this option and have recorded an offsetting credit to additional paid-in capital. This option was remeasured at every balance sheet date until completion of services. Vesting concluded in the second quarter of fiscal 2005. In fiscal 2005, we granted a new option to purchase 8,000 shares of our common stock to this scientific consultant under the 2000 Stock Plan. This option vested over a two-year period commencing in July 2005. We recorded a non-cash accounting charge of $40,103 in the fiscal year ended September 30, 2005, and $27,125 in the fiscal year ended September 30, 2006, associated with these options and have recorded an offsetting credit to additional paid-in capital. This agreement was terminated in fiscal 2006.

G.     Employee Savings Plan:

We provide a 401(k) Plan to our employees by which they may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Each employee may elect to defer a percentage of his or her salary on a pre-tax basis up to a specified maximum percentage. We match every dollar each employee contributes to the 401(k) Plan up to six percent of each employee’s salary to a maximum of $2,000 annually per employee. Salary deferred by employees and contributions by us to the 401(k) Plan is not taxable to employees until withdrawn from the 401(k) Plan and contributions are deductible by us when made. The amount of our matching contribution for the 401(k) Plan was $72,752, $53,999, and $40,433, for the fiscal years 2006, 2005 and 2004, respectively.

H.     Common Stock Transactions:

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

In June 2005, we sold an aggregate of 1,799,995 shares of our common stock and warrants to purchase an aggregate of 359,999 shares of our common stock in registered direct sales of common stock and warrant units to affiliates of Great Point Partners, LLC and Vivo Ventures, LLC and Brian J. G. Pereira., MD, who was a director but not an officer at the time. Each unit was comprised of five shares of common stock and a warrant to purchase one share of common stock. The issue price for each unit was $47.50, and the exercise price for each warrant was $13.00 per share. The warrants had a term of three years. As of September 30, 2006, all of these warrants were exercised, of which 136,582 shares were tendered via a non-cash exchange in payment of the exercise price per the terms of the warrants, resulting in the net issuance of 220,260 shares of our common stock, and of which 3,157 shares were issued to Dr. Pereira in exchange for cash payment of the exercise price.

On July 2, 2003, we sold an aggregate of 1,047,120 shares of our common stock and warrants to purchase 261,780 shares of our common stock at an exercise price of $15.50 and with a term of three years in a private placement to several institutional investors. The securities were issued to accredited investors in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering. As of September 30, 2006, warrants were exercised for a total of 261,780 shares of common stock. A portion of these warrants were exercised for a total of 222,513 shares of common stock, of which approximately 125,603 shares were tendered via non-cash exchanges in payment of the exercise price per the terms of the warrants, which resulted in the net issuance of 96,910 shares of our common stock. In addition, 39,267 shares were issued in exchange for cash payment of the exercise price.

I.      Preferred Stock:

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock from time to time in one or more series. The rights, preferences, restrictions, qualifications and limitations of such stock are determined by the Board of Directors. There were no preferred shares issued or outstanding as of September 30, 2006, 2005 or 2004.

J.      Segment Information:

We have determined that we conduct our operations in one business segment. In fiscal 2006, 2005 and 2004, revenues from customers and licensees outside of the United States, principally in Europe and Japan, amounted to 41%, 22%, and 21%, respectively, of our total revenues. Long-lived assets consist entirely of property and equipment and are located in the United States for all periods presented.

K.     Commitments and Contingencies:

Legal Proceedings

On January 25, 2006, Cytogen filed a lawsuit against us in Massachusetts Superior Court. The complaint included claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment and relates to a license and marketing agreement entered into in August 2000 between us and Cytogen granting Cytogen certain rights to Combidex and to ferumoxytol for oncology imaging applications only. We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act. We believe Cytogen’s lawsuit has no merit, and we plan to conduct a vigorous defense of the claims set forth in the complaint. Due to the fact that Cytogen is seeking unspecified damages and that the case is still in its early stages, we cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims. If the final resolution of this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely impacted since our existing insurance policies do not cover this matter.

Commitments

Operating and Facility Lease Obligations

We have entered into several agreements to service and/or lease certain office equipment, laboratory equipment, and one vehicle. Such agreements expire in late 2006 through 2009. Office and laboratory equipment rental expenses for the years ended September 30, 2006, 2005 and 2004 amounted to $78,619, $34,532, and $25,423, respectively. Future minimum lease and service payments associated with all noncancellable equipment service and lease agreements (which excludes facility related leases) for fiscal years 2007, 2008 and 2009 are estimated to be $49,620, $24,716 and $10,379, respectively.

On February 28, 2006, we entered into a lease agreement with CambridgePark 125 Realty Corporation, for certain real property comprised of approximately 8,230 square feet of executive office space located at 125 CambridgePark Drive, Cambridge, Massachusetts. The lease has a three year term, with an additional partial month at the beginning of the term and provides for one option to extend the lease for a two year period. Under the terms of the lease, we are required to pay the landlord approximately $15,600 per calendar month for the first year of the term (plus the partial month at the beginning of the term), approximately $16,300 per calendar month for the next year of the term and approximately $17,000 per calendar month for the last year of the term. Facility related rent expense recorded in the fiscal year ended September 30, 2006 was $115,155. There was no facility related rent expense incurred in the fiscal years ended September 30, 2005 and 2004. As of September 30, 2006, future minimum facility related lease payments for fiscal years 2007, 2008 and 2009 are $202,321, $210,551, and $89,158, respectively.

On November 29, 2006, we entered into an amendment to the foregoing lease to provide for the rental of an additional 8,154 square feet of executive office space at 125 CambridgePark Drive on a coterminous basis with the existing lease. Under the terms of the lease amendment, we are required to pay the landlord approximately $18,300 per calendar month for the first year of the amended lease for the additional space, approximately $19,000 per calendar month for the second year of the amended lease for the additional space, and approximately $19,700 per calendar month for the remaining term of the amended lease for the additional space. All of the other terms and conditions of the original lease apply to the additional rented space. In addition to rent, we are also required to pay a proportionate share of the landlord’s annual operating costs and electricity. The rent for any extension term will be determined at the time of the exercise of the option under terms set out in the lease.

In accordance with FASB Technical Bulletin No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”, rent expense is being recognized in the financial statements on a straight-line basis over the lease term, excluding extension periods. In addition, we issued a $33,949 irrevocable letter of credit to the landlord, which expires in April 2009, in fulfillment of a security deposit requirement, of which $15,603 had been issued as of September 30, 2006. This amount is classified on the accompanying balance sheet as a long-term asset and is restricted in its use.

Purchase Commitments

In September 2006, we entered into two purchase commitments in the amount of approximately $213,000 for certain research and development materials and equipment, none of which had been received by us as of September 30, 2006. We have no payment obligations pursuant to these purchase commitments until we receive supplies in satisfactory condition.

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

The following is a summary of our agreements in effect as of September 30, 2006 that we have determined are within the scope of FIN 45.

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

Agreements

Our marketing strategy has included forming alliances with pharmaceutical companies to facilitate the sale and distribution of our products. At present we have the following principal collaborations:

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

On January 25, 2006 Cytogen filed a lawsuit against us in Massachusetts Superior Court. The complaint includes claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment in connection with the license and marketing agreement between us and Cytogen. We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act. We believe Cytogen’s lawsuit has no merit, and we plan to conduct a vigorous defense of the claims set forth in the complaint. Due to the fact that Cytogen is seeking unspecified damages and that the case is still in its early stages, we cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims. If the final resolution of this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely impacted since our existing insurance policies do not cover this matter.

EIKEN CHEMICAL CO., LTD. In 1988, we entered into a supply and marketing agreement with Eiken Chemical Co., Ltd, or Eiken, granting Eiken the exclusive right to manufacture and distribute Feridex I.V. in Japan. Eiken was responsible for conducting clinical trials and securing the necessary regulatory approval in Japan, which was obtained in 1997. Under the terms of the agreement, as amended, Eiken paid us an up-front license fee and agreed to pay royalties based upon products shipped for resale. In 2005, Eiken informed us of its desire to terminate this agreement due to increased competition and limited sales of Feridex I.V. in Japan. With our permission, Eiken began the process of withdrawing Feridex I.V. as an approved product with the appropriate regulatory authorities in Japan. We expect the withdrawal and the termination of our agreement with Eiken to take effect in early calendar year 2007.

GUERBET. In 1987, we entered into a supply and distribution agreement with Guerbet. Under this agreement, Guerbet was appointed the exclusive distributor of Feridex I.V. in western Europe and Brazil (under the tradename Endorem™). This agreement was amended in 2002 to expand Guerbet’s exclusive rights to distribute Feridex I.V. in various other areas, including South America, the Middle East, southeast Asia, and eastern Europe. The agreement was further amended in 2006 to expand Guerbet’s exclusive rights to distribute Feridex I.V. in certain additional Southeast Asian countries and South Africa. Guerbet is responsible for conducting clinical trials and securing the necessary regulatory approvals in the countries in its territory. Guerbet has not pursued marketing approval in all the countries in which it has rights. Under the terms of this agreement, Guerbet is obligated to pay royalties based on products shipped for resale. We are entitled to receive an additional percentage of Guerbet’s sales in return for selling to Guerbet its requirements for the active ingredient used in Feridex I.V. The agreement terminates on the later of (i) the expiration of the last to expire technology patent related to Feridex I.V. or (ii) ten years after the date all necessary approvals were obtained in France.

In 1989, we entered into a second supply and distribution agreement with Guerbet granting Guerbet an exclusive right to manufacture and sell GastroMARK in western Europe and Brazil (under the tradename Lumirem) and the option to acquire such rights to any future MRI contrast agents developed by us. Guerbet has exercised its rights to manufacture and sell Combidex (under the tradename Sinerem) in western Europe and Brazil. This agreement was amended in 2002 to expand Guerbet’s exclusive rights to manufacture and sell GastroMARK and Combidex in various other areas, including South America, the Middle East, Southeast Asia, and eastern Europe. The agreement was further amended in 2006 to expand Guerbet’s exclusive rights to distribute Combidex in certain additional countries. However, Guerbet has not pursued marketing approval in all the countries in which it has rights. In February 2004, it was determined through binding arbitration that Guerbet failed to meet its contractual obligations with respect to the exercise of its option to acquire certain rights to ferumoxytol, and accordingly, all such rights reverted back to us. Under the terms of this distribution agreement, Guerbet has agreed to pay us royalties and a percentage of net sales as the purchase price for the active ingredient of the licensed products. We are required to sell to Guerbet its requirements for the active ingredient used in Combidex and GastroMARK. The agreement is perpetual but terminable upon certain specified events.

MALLINCKRODT, INC. (a division of Tyco Healthcare Group LP). In 1990, we entered into a manufacturing and distribution agreement with Mallinckrodt granting Mallinckrodt a product license and co-marketing rights to GastroMARK in the United States, Canada and Mexico. Mallinckrodt currently has rights to GastroMARK in the United States only. Under the terms of the agreement, we receive royalties based on Mallinckrodt’s GastroMARK sales as well as a percentage of sales for supplying the active ingredient. The agreement is perpetual but terminable upon certain specified events.

SQUIBB DIAGNOSTICS (a division of Bristol-Myers Squibb Co.). In 1994, under an agreement with Squibb Diagnostics, we reacquired the development and marketing rights to Combidex, which had previously been licensed to Squibb Diagnostics. Pursuant to this agreement, we are obligated to pay up to a maximum of $2,750,000 in royalties to Squibb Diagnostics in connection with commercial product sales of Combidex.

OTHER. We are the licensee of certain technologies related to our products under cross-license agreements with Nycomed Imaging A.S. of Oslo, Norway (now known as Amersham Health, which is part of GE Healthcare), or Nycomed, and Schering AG of Berlin, Germany. The license agreement with Nycomed requires us to make payments upon the attainment of particular milestones relating to Feridex I.V. and GastroMARK. We are also required under the Nycomed agreement to pay royalties on a percentage of product sales of Feridex I.V. and GastroMARK, if any. There were no milestone payments in fiscal years 2006, 2005 or 2004. Future milestone payments under the Nycomed agreement will not to exceed $400,000.

We are also a party to an agreement with one of our regulatory consultants for Combidex, which obligates us to make certain royalty payments to this consultant based on any future commercial product sales of Combidex in the United States. To date, we have not made any royalty payments with respect to sales of Combidex. We do not expect any such royalty payments to be material.

L.   Related Party Transactions:

Lisa Gordon, the daughter of Jerome Goldstein, our Executive Chairman and Treasurer, joined us as Director of Business Development and Investor Relations in May 2001 and served as Vice President of

Business Development and Strategy, and Director of Investor Relations in the fiscal year ended September 30, 2006. We made salary payments to Ms. Gordon of $171,578, $155,430, and $151,666, for services rendered during the fiscal years ended September 30, 2006, 2005 and 2004, respectively. Rachel Konforty, who is also the daughter of Jerome Goldstein, was employed by us as General Counsel and Assistant Secretary from October 2002 through February 2005. Ms. Konforty accrued salary and bonus of $98,745 in the fiscal year ended September 30, 2005; we made salary payments to Ms. Konforty of $110,451 for services rendered during the fiscal year ended September 30, 2004. On May 9, 2006, we hired Amir Konforty, the son-in-law of Jerome Goldstein, as our Facilities Manager at an annual salary of $60,000. The hiring of Mr. Konforty was reviewed in advance by the Audit Committee of our Board of Directors in accordance with our Code of Ethics. Mr. Konforty, Ms. Konforty and Ms. Gordon were also eligible during the fiscal years ended September 30, 2006, 2005 and 2004, during their respective periods of employment with us, for employee benefits plans and programs available generally to all salaried employees, including option grants.

In July 2005 we entered into a one-year consulting agreement with Dr. Brian J.G. Pereira, who was then one of our directors but not an officer or employee. Under the terms of the consulting agreement, Dr. Pereira provided advice and consultation to us in the areas of business development, product marketing, medical affairs, Data Safety Monitoring Board and Scientific Advisory Board recruitment, and such other areas as we may have requested from time to time. The term of the consulting agreement was not extended. As compensation for his consulting services, Dr. Pereira received a grant of options to purchase 60,000 shares of our common stock at an exercise price of $10.80 per share. The options were exercisable with respect to 5,000 shares immediately and 5,000 additional shares vested at the beginning of each calendar month following the date of grant, beginning with August 1, 2005, such that all shares are now fully vested and exercisable. This resulted in a non-cash accounting charge being recorded as an expense of which $253,358 was charged to expense in the fourth quarter of fiscal year 2005 with an offsetting credit to additional paid-in capital, in an amount approximating the fair value of the foregoing options. As discussed in further detail hereunder, in fiscal 2006 these options were remeasured to reflect a change in Dr. Pereira’s status within the Company.

On November 15, 2005, the Board of Directors elected Brian J.G. Pereira MD, a director of our company since July 2004, to serve as our President, and on November 22, 2005 we entered into a three-year employment agreement with Dr. Pereira. Under the terms of the employment agreement, we agreed to pay Dr. Pereira an annual salary of $400,000. In addition, Dr. Pereira is eligible to earn an annual bonus of up to $100,000 per calendar year, beginning January 1, 2006, upon the achievement of certain performance goals determined by our then Chief Executive Officer. A pro-rata portion of this bonus has been charged to expense in the accompanying financial statements for fiscal 2006. The employment agreement also provides Dr. Pereira with a monthly automobile allowance of $1,200. Under the terms of the employment agreement, Dr. Pereira will receive one month of severance pay for each month of his employment with the company up to a maximum of twelve months in the event we terminate his employment without “cause,” as defined in the employment agreement, or he resigns for “good reason,” as defined in the agreement. The severance period will begin to decrease on the second anniversary of his employment so that for every full month of employment during the final year of the agreement, the severance period will be reduced by one month. Therefore, as of the third anniversary of employment, all severance payment obligations to Dr. Pereira shall have terminated. We also agreed to provide Dr. Pereira with a ten-year term life insurance policy in the face amount of $2 million for the benefit of persons designated by Dr. Pereira. The annual premium for such policy is $5,600.

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

On February 7, 2006, the Board of Directors voted to increase the cash and equity compensation paid to its non-employee directors. Effective February 7, 2006, each non-employee director will receive a quarterly retainer of $4,000. A non-employee Director must attend at least 3 of 4 regularly scheduled meetings during the prior fiscal year to earn the full $4,000 quarterly fee. If a non-employee Director attends less than 3 of the 4 regularly scheduled meetings in the prior fiscal year, this fee will be reduced for the current fiscal year by $1,000 for each missed meeting after the first missed meeting. In addition, members of the Compensation Committee and the Audit Committee of the Board will be paid an additional fee of $1,000 per meeting of such committees. The Chairperson of each of the Compensation Committee and the Audit Committee, currently Mark Skaletsky and Sheldon L. Bloch, respectively, will receive an additional annual retainer fee of $2,000. The Compensation Committee also granted options to purchase 2,000 shares of common stock to each non-employee director under our Amended and Restated 2000 Stock Plan. These options were fully vested upon grant and had an exercise price of $19.98, the fair market value of a share of common stock on the date of grant. In addition, the option grant to be made to non-employee directors in November 2006 was increased from an immediately exercisable option to purchase 8,000 shares to an immediately exercisable option to purchase 10,000 shares. See Note O, “Subsequent Events” below.

M.            Consolidated Quarterly Financial Data—Unaudited:

The following table provides quarterly financial data for the fiscal years ended September 30, 2006, and 2005.

	Fiscal 2006 Quarters Ended
	September 30	June 30	March 31	Dec. 31, 2005
License fees	$216,945	$237,851	$229,026	$223,596
Royalties	57,991	132,504	78,767	47,819
Product sales	75,898	574,080	405,970	392,940
Total revenues	350,834	944,435	713,763	664,355
Cost of product sales	9,535	89,735	51,156	122,116
Operating expenses	10,213,620	8,107,494	6,052,553	4,931,906
Interest income	560,612	583,909	255,515	174,935
Loss on disposal of assets	35,231	—	—	—
Net loss	$(9,346,940)	$(6,668,885)	$(5,134,431)	$(4,214,732)
Loss per share—basic and diluted	$(0.78)	$(0.57)	$(0.50)	$(0.43)

Quarterly loss per share totals differ from annual loss per share total due to dilution and rounding.

Quarterly Financial Data
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

Quarterly loss per share totals differ from annual loss per share total due to dilution and rounding.

In the first quarter of fiscal 2006, we adopted SFAS 123R using the modified prospective method. Accordingly, results for interim periods prior to October 1, 2005 do not include, and have not been revised to reflect, amounts associated with the requirements of SFAS 123R.

N.              Recently Issued and Proposed Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” or SFAS 151. This pronouncement, which became effective for interim or annual periods beginning after June 15, 2005, clarifies existing accounting guidance relating to accounting for certain abnormal costs of production. The adoption of SFAS 151 did not have a material impact on our results of operations or financial condition.

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1 “The Meaning of Other- Than-Temporary Impairment and Its Application to Certain Investments,” effective for reporting periods beginning December 15, 2005. This pronouncement addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The adoption of the provisions of this pronouncement did not have a material impact on our financial position or results of operations.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” effective upon the initial adoption of SFAS 123(R). This pronouncement clarifies existing accounting guidance to require that options or similar instruments be classified as liabilities if an entity can be required under any circumstance to settle the option or instrument by transferring cash or other assets. The adoption of the provisions of this pronouncement did not have a material impact on our financial position or results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, entitled, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”. Concurrently, FASB issued a FASB staff position, or FSP, relating to income taxes, FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.”  FIN 48 specifically clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with the provisions of FASB 109 “Accounting for Income Taxes”. The adoption of the provisions of these pronouncements, which become effective for fiscal years ending after

December 15, 2006, are not expected to have a material impact on our financial position or results of operations.

The FASB Emerging Issues Task Force, or EITF, issued in March 2006 draft abstract EITF Issue No. 05-1 “Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option”. This Issue applies to the issuance of equity securities to settle a debt instrument that is not otherwise currently convertible but becomes convertible upon the issuer’s exercise of a call option.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108, which outlines its views regarding the process of quantifying financial statement misstatements, effective for fiscal years ending after November 15, 2006. The adoption of the provisions of this pronouncement is not expected to have a material impact on our financial position or results of operations.

On September 29, 2006, the FASB issued FASB No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of the provisions of this pronouncement is not expected to have a material impact on our financial position or results of operations.

On October 10, 2006 the FASB issued FSP FAS 123R-5, “Amendment of FSP FAS 123R-1,” effective in the first reporting period beginning after October 10, 2006. The FSP addresses circumstances whereby a modification of an instrument in connection with an equity restructuring could be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” The adoption of the provisions of this pronouncement is not expected to have a material impact on our financial position or results of operations.

On October 20, 2006 the FASB issued FSP FAS 123R-6, “Technical Corrections of FASB Statement No. 123(R),” effective in the first reporting period beginning after October 20, 2006. The FSP issues clarification of certain disclosure and computation requirements associated with the implementation of SFAS 123(R). The adoption of the provisions of this pronouncement is not expected to have a material impact on our financial position or results of operations.

O.              Subsequent Events

On November 7, 2006, Brian J.G. Pereira, MD was appointed the Company’s Chief Executive Officer. Dr. Pereira will continue to serve as the Company’s President.

On November 7, 2006, Jerome Goldstein retired as Chief Executive Officer of the Company and assumed the role of Executive Chairman, effective immediately. Mr. Goldstein will continue to serve as Treasurer of the Company. In his new role as Executive Chairman, he will be responsible for the effective performance of the Board of Directors and will continue to work closely with Dr. Pereira, acting in an advisory capacity to him and other executives. In addition to leading Board activities, Mr. Goldstein will collaborate with Dr. Pereira on corporate strategy and direction and in advancing both the ferumoxytol and Combidex programs.

The respective employment agreements between Mr. Goldstein and Dr. Pereira and the Company will be amended to reflect their respective revised titles, responsibilities and compensation.

On November 7, 2006, Michael Narachi and Ron Zwanziger were appointed to serve as members of the Board of Directors.

For their services as non-employee directors, Messrs. Narachi, Zwanziger, and Scoon received the standard compensation for a newly elected non-employee director of the Company, as described more fully below. Accordingly, on November 7, 2006, each of Messrs. Narachi and Zwanziger received an option to purchase $250,000 in value, or 8,801 shares, of the Company’s common stock at an exercise price of $41.16, the fair market value of a share of the Company’s common stock on the date of grant. On December 1, 2006, Mr. Scoon also received an option to purchase $250,000 in value of the Company’s common stock at an exercise price equal to the fair market value of a share of the Company’s common stock as of the date of grant. The foregoing options will vest in four equal annual installments beginning on the date of grant and have a ten-year term. The actual number of shares granted was determined using a Black-Scholes option pricing model identical to that used by the Company for purposes of preparing its financial statements.

On November 7, 2006, Sheldon L. Bloch, Edward B. Roberts, Ph.D. and Theodore I. Steinman, MD, three current members of the Board of Directors, announced that they will not stand for re-election at the annual meeting of stockholders of the Company currently scheduled to be held on February 6, 2007. Each of Drs. Roberts and Steinman and Mr. Bloch advised the Board that the reasons for their decisions were not the result of any disagreement with the Company.

On November 7, 2006, the Board of Directors approved, based on the recommendation of the Company’s Compensation Committee, a revised plan of non-employee director compensation Each non-employee director will receive an aggregate annual retainer fee of $30,000, payable in four equal quarterly installments. The members of the Company’s Compensation Committee, other than the Chairperson, will be paid an aggregate annual retainer fee of $5,000, payable in four equal quarterly installments. The Chairperson of the Compensation Committee will receive an aggregate annual retainer fee of $10,000, payable in four equal quarterly installments. The members of the Company’s Audit Committee, other than the Chairperson, will be paid an aggregate annual retainer fee of $5,000, payable in four equal quarterly installments. The Chairperson of the Audit Committee will receive an aggregate annual retainer fee of $10,000, payable in four equal quarterly installments.

In addition, on the first Tuesday of each November, each non-employee director will be granted an option to purchase $100,000 in value of shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2000 Stock Plan. These options will vest in full on the date of grant, have an exercise price equal to the fair market value of a share of the Company’s common stock as of the date of grant, and have a ten year term. The actual number of shares granted will be determined using a Black-Scholes option pricing model identical to that used by the Company for purposes of preparing its financial statements. In lieu of the foregoing annual grant for the first year of service on the Board, each newly-elected non-employee director will be granted an option to purchase $250,000 in value of shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2000 Stock Plan on the date such director is elected to the Board. These options will vest in four equal annual installments beginning on the date of grant, have an exercise price equal to the fair market value of a share of the Company’s common stock as of the date of grant, and have a ten-year term. The actual number of shares granted will be determined using a Black-Scholes option pricing model identical to that used by the Company for purposes of preparing its financial statements.

On November 7, 2006, the Company entered into separate indemnification agreements with Joseph L. Farmer, the Company’s General Counsel and Vice President of Legal Affairs, and Michael N. Avallone, the Company’s Chief Financial Officer and Vice President of Finance. On the same date, the Company also entered into separate indemnification agreements with Michael Narachi and Ron Zwanziger, each of whom joined the Board of Directors of the Company as described above. On December 1, 2006, the Company entered into an indemnification agreement with Davey Scoon. The indemnification agreements are identical in all material respects to the Company’s previously-filed Representative Form of Indemnification Agreement, dated as of August 4, 2004.

On November 7, 2006, the Board of Directors of the Company approved, based on the recommendation of the Company’s Compensation Committee, the following:

1.     A four percent (4%) cost-of-living increase to Mr. Goldstein’s annual base salary for fiscal 2007, however, effective February 6, 2007 Mr. Goldstein’s base salary will be reduced by 25%. Mr. Goldstein was also granted options to purchase 50,000 shares of common stock at an exercise price of $41.16, the fair market value of a share of the Company’s common stock on the date of grant. Such options have a ten year term and vest in four equal annual installments beginning on the first anniversary of the date of grant.

2.     A four percent (4%) cost-of-living increase to Dr. Pereira’s annual base salary for fiscal 2007. Dr. Pereira was also granted options to purchase 50,000 shares of common stock at an exercise price of $41.16, the fair market value of a share of the Company’s common stock on the date of grant. Such options have a ten year term and vest in four equal annual installments beginning on the first anniversary of the date of grant.

3.     Dr. Pereira will be eligible to receive a bonus of up to seventy-five percent (75%) of his annual base salary at the discretion of the Company’s Compensation Committee, based on the achievement of set performance goals for the fiscal year ended September 30, 2007. The specific terms of Dr. Pereira’s performance goals are not being disclosed because they involve confidential commercial and business information, the disclosure of which would cause competitive harm to the Company.

4.     Mr. Farmer’s annual base salary for fiscal year 2007 will increase to $225,000.

5.     Mr. Avallone’s annual base salary for fiscal year 2007 will increase to $160,000.

6.     A performance bonus for the fiscal year ending September 30, 2006 to the following executive officers:

Jerome Goldstein	Chief Executive Officer, Treasurer and Chairman	$100,000
Brian J.G. Pereira, MD	President	$100,000
Joseph Farmer	General Counsel and Vice President of Legal Affairs	$20,559
Michael Avallone	Chief Financial Officer and Vice President of Finance	$15,362

All bonuses except the bonus paid to Dr. Pereira were discretionary. Dr. Pereira’s bonus award was calculated based on specific performance goals established by the Company’s Chief Executive Officer during the course of the calendar year 2006, pursuant to Dr. Pereira’s employment agreement. Dr. Pereira’s potential bonus was recorded as an expense ratably over each of the last three quarters of fiscal 2006, or $25,000 per quarter. However, it was recently determined by the Board of Directors that Dr. Pereira’s bonus, along with the 2006 bonuses of all other employees, should be awarded based on performance during the fiscal year ended September 30, 2006 rather than the calendar year. Consequently, the remaining $25,000 of Dr. Pereira’s fiscal 2006 bonus amount and all of the fiscal 2006 employee bonuses will be recorded as an expense in the first quarter of fiscal 2007.

On November 29, 2006, we entered into an amendment to our lease agreement with CambridgePark 125 Realty Corporation, for the purpose of securing the rental of additional real property located at 125 CambridgePark Drive, Cambridge, Massachusetts 02140. The term of the amendment commenced on November 20, 2006 and continues until February 28, 2009. Under the terms of the amendment, we will pay CambridgePark approximately $18,300 per calendar month for the first year of the term, approximately $19,000 per calendar month for the next year of the term and approximately $19,700 per calendar month for the remainder of the term of the original lease agreement for the additional real property.

On December 1, 2006, Davey S. Scoon was appointed to serve as a member of the Board of Directors. Mr. Scoon was also elected Chairman of the Audit Committee of the Board of Directors. For his services as a non-employee director and in accordance with the compensation plan applicable to non-employee directors, Mr. Scoon will be entitled to receive the standard compensation for a newly elected non-employee director of the Company. Accordingly, on December 1, 2006, Mr. Scoon received an option to purchase $250,000 in value of our common stock at an exercise price equal to the fair market value of a share of our common stock on the date of grant. These options will vest in four equal annual installments beginning on the first anniversary of the date of grant and have a ten-year term. The actual number of shares granted will be determined using a Black-Scholes option pricing model identical to that used by the Company for purposes of preparing its financial statements. Mr. Scoon will also receive additional compensation as described above in connection with his service as Chair of the Audit Committee. Mr. Scoon also entered into an indemnification agreement with the Company. The indemnification agreement is identical in all material respects to our previously-filed Representative Form of Indemnification Agreement, dated as of August 4, 2004.

On December 1, 2006, Sheldon L. Bloch, Professor Edward B. Roberts, Ph.D. and Theodore I. Steinman, MD, who had previously announced that they would not stand for re-election at our annual meeting of stockholders, resigned from the Board of Directors effective immediately. Mr. Bloch was the Chairman of the Audit Committee and a member of the Compensation Committee and Nominating Committee. Dr. Roberts was a member of the Audit Committee and the Nominating Committee. Dr. Steinman was a member of the Nominating Committee. Drs. Roberts and Steinman and Mr. Bloch advised the Board of Directors that the reasons for their decisions were not the result of any disagreement with the Company.

Our Board of Directors is now fixed at seven members. The current members of the Board include Jerome Goldstein (Executive Chairman), Brian J.G. Pereira, MD (Chief Executive Officer and President), Michael D. Loberg, Michael Narachi, Davey S. Scoon, Mark Skaletsky, and Ron Zwanziger.

On December 1, 2006, the Board of Directors also reconstituted the membership of its Audit and Compensation Committees. Effective immediately, the Audit Committee will be comprised of Davey S. Scoon (Chair), Michael D. Loberg, and Mark Skaletsky, and the Compensation Committee will be comprised of Mark Skaletsky (Chair), Michael Narachi and Ron Zwanziger.

On December 1, 2006, we hired Timothy G. Healey as our Senior Vice President of Commercial Operations. Mr. Healey will be responsible for developing and executing the sales and marketing strategy for all of our products and product candidates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

ITEM 9A. CONTROLS AND PROCEDURES:

Managements’ Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, and principal accounting officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e), or Rule 15d-15(e), with the participation of our management, has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial officer, and principal accounting officer, have concluded that our disclosure controls and procedures are effective at a level that provides such reasonable assurances.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of our management, on both management’s responsibility for financial statements and management’s annual report on internal control over financial reporting, is contained in Part II, Item 8 “Financial Statements and Supplementary Data” which begins on page 51 of this Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended September 30, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

Entry into Lease Amendment

On November 29, 2006, we entered into an amendment to our lease agreement with CambridgePark 125 Realty Corporation, for the purpose of securing the rental of additional real property located at 125 CambridgePark Drive, Cambridge, Massachusetts 02140. The term of the amendment commenced on November 20, 2006 and continues until February 28, 2009. Under the terms of the amendment, we will pay CambridgePark approximately $18,300 per calendar month for the first year of the term, approximately $19,000 per calendar month for the next year of the term and approximately $19,700 per calendar month for the remainder of the term of the original lease agreement for the additional real property.

The amendment is filed as Exhibit 10.40 to this report and is incorporated by reference herein.

Appointment of Director

On December 1, 2006, Davey S. Scoon was appointed to serve as a member of the Board of Directors. Mr. Scoon was also elected Chairman of the Audit Committee of the Board of Directors.

Mr. Scoon serves as non-executive Chairman of the Board of Directors of Tufts Health Plan, where he has been a director since 1981, and serves as a member of the Board of Directors of Nitromed, Inc. and as Chairman of the Board of Trustees of Allianz Mutual Funds. He also serves as an Adjunct Assistant Professor at Tufts University School of Medicine. From 2003 to 2005, Mr. Scoon was Chief Administrative and Financial Officer of Tom’s of Maine, a company that manufactures natural care products. From 2001 to 2003, Mr. Scoon served as Chief Financial and Administrative Officer for Sun Life Financial U.S. and from 1999 to 2001, Mr. Scoon served as Vice President and Chief Financial Officer for Sun Life Financial U.S. From 1985 to 1999, Mr. Scoon was employed by Liberty Funds Group of Boston (formerly Colonial Management) as Executive Vice President and Chief Operating Officer. Mr. Scoon holds a B.A. from the University of Wisconsin and an M.B.A. from the Harvard Business School.

For his services as a non-employee director and in accordance with the compensation plan applicable to non-employee directors, Mr. Scoon will be entitled to receive the standard compensation for a newly elected non-employee director of the Company. Accordingly, on December 1, 2006, Mr. Scoon received an option to purchase $250,000 in value of our common stock at an exercise price equal to the fair market value of a share of our common stock on the date of grant. These options will vest in four equal annual installments beginning on the first anniversary of the date of grant and have a ten-year term. The actual number of shares granted will be determined using a Black-Scholes option pricing model identical to that used by us for purposes of preparing our financial statements. Mr. Scoon will also receive additional compensation in connection with his service as Chair of the Audit Committee.

Mr. Scoon also entered into an indemnification agreement with the Company. The indemnification agreement is identical in all material respects to our previously-filed Representative Form of Indemnification Agreement, dated as of August 4, 2004.

Departure of Directors

On December 1, 2006, Sheldon L. Bloch, Professor Edward B. Roberts, Ph.D. and Theodore I. Steinman, MD, three current members of the Board of Directors, who had previously announced that they will not stand for re-election at our annual meeting of stockholders, resigned from the Board of Directors effective immediately. Mr. Bloch was the Chairman of the Audit Committee and a member of the Compensation Committee and Nominating Committee. Dr. Roberts was a member of the Audit Committee and the Nominating Committee. Dr. Steinman was a member of the Nominating Committee. Drs. Roberts and Steinman and Mr. Bloch advised the Board of Directors that the reasons for their decisions were not the result of any disagreement with the Company.

Our Board of Directors is now fixed at seven members. The current members of the Board include Jerome Goldstein (Executive Chairman), Brian J.G. Pereira, MD (Chief Executive Officer and President), Michael D. Loberg, Michael Narachi, Davey S. Scoon, Mark Skaletsky, and Ron Zwanziger.

Our Board of Directors is now fixed at seven members. The current members of the Board include Jerome Goldstein (Executive Chairman), Brian J.G. Pereira, MD (Chief Executive Officer and President), Michael D. Loberg, Michael Narachi, Davey S. Scoon, Mark Skaletsky, and Ron Zwanziger.

On December 1, 2006, the Board of Directors also reconstituted the membership of its Audit and Compensation Committees. Effective immediately, the Audit Committee will be comprised of Davey S. Scoon (Chair), Michael D. Loberg, and Mark Skaletsky, and the Compensation Committee will be comprised of Mark Skaletsky (Chair), Michael Narachi and Ron Zwanziger.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Except as stated below, the information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2006. The information required by this item with respect to our executive officers can be found in Part I hereof, except with respect to Section 16(a) beneficial ownership reporting compliance of our executive officers, which is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2006.

ITEM 11. EXECUTIVE COMPENSATION:

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	1.	Financial Statements.
Balance Sheets—September 30, 2006 and 2005
Statements of Operations—for the years ended September 30, 2006, 2005 and 2004
Statements of Comprehensive Loss—for the years ended September 30, 2006, 2005 and 2004
Statements of Stockholders’ Equity—for the years ended September 30, 2006, 2005 and 2004
Statements of Cash Flows—for the years ended September 30, 2006, 2005 and 2004
Reconciliation of Net Loss to Net Cash Used in Operating Activities—for the years ended September 30, 2006, 2005 and 2004
Notes to Financial Statements
2.

Financial Statement Schedules. No financial statement schedules have been submitted because they are not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

	3.	Exhibit Index.

Exhibit Number	Description
3.1, 4.1

Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, File No. 0-14732).

3.2, 4.2	By-Laws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, File No. 0-14732).
4.3	Specimen certificate representing the Company’s Common Stock (incorporated herein by reference to Exhibit 6 to the Company’s Registration Statement on Form 8-A, Reg. No. 1-10865).
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
10.5*

Advanced Magnetics, Inc. Amended and Restated 2000 Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement for the fiscal year ended September 30, 2005, File No. 0-14732).

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

10.32*

Stock Option Agreement, dated as of February 7, 2006, between Advanced Magnetics, Inc. and Brian J.G. Pereira (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 13, 2006, file No. 0-14732).

10.33*

Restricted Stock Unit Agreement, dated as of February 7, 2006, by and between Advanced Magnetics, Inc. and Brian J.G. Pereira (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 13, 2006, file No. 0-14732).

10.34*

Form of Restricted Stock Unit Agreement in connection with the Company’s Amended and Restated 2000 Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 13, 2006, file No. 0-14732).

10.35*

Summary of the Advanced Magnetics, Inc. Change of Control Policy applicable to executive officers (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 13, 2006, file No. 0-14732).

10.36*

Employment Agreement, dated as of February 7, 2006, between Advanced Magnetics, Inc. and Jerome Goldstein (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 13, 2006, file No. 0-14732).

10.37*

Employment Agreement, dated as of February 7, 2006, between Advanced Magnetics, Inc. and Joseph L. Farmer (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 13, 2006, file No. 0-14732).

10.38*	Summary of the Advanced Magnetics, Inc. Director Compensation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2006, file No. 0-14732).
10.39

Lease Agreement, dated as of February 28, 2006, by and between Advanced Magnetics, Inc. and CambridgePark 125 Realty Corporation, (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2006, file No. 0-14732).

10.40++	First Amendment to Lease, dated as of November 29, 2006, by and between Advanced Magnetics, Inc. and CambridgePark 125 Realty Corporation.
10.41

Purchase Agreement, dated as of March 6, 2006, by and between Advanced Magnetics, Inc. and ThinkEquity Partners LLC as Representative of the several Underwriters named in Schedule I thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2006, file No. 0-14732).

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

ADVANCED MAGNETICS, INC.
By:	/s/ BRIAN J.G. PEREIRA
Brian J.G. Pereira,
Chief Executive Officer, President and Director
Date: December 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ BRIAN J. G. PEREIRA	Chief Executive Officer, President	December 1, 2006
Brian J. G. Pereira, MD	and Director (principal executive officer)
/s/ JEROME GOLDSTEIN	Executive Chairman	December 1, 2006
Jerome Goldstein	and Treasurer
/s/ MICHAEL N. AVALLONE	Vice President—Finance and	December 1, 2006
Michael N. Avallone	Chief Financial Officer
(principal financial and accounting officer)
/s/ SHELDON L. BLOCH	Director	December 1, 2006
Sheldon L. Bloch
/s/ MICHAEL D. LOBERG	Director	December 1, 2006
Dr. Michael D. Loberg
/s/ EDWARD B. ROBERTS	Director	December 1, 2006
Dr. Edward B. Roberts
/s/ MARK SKALETSKY	Director	December 1, 2006
Mark Skaletsky
/s/ THEODORE I. STEINMAN	Director	December 1, 2006
Theodore I. Steinman, MD
/s/ MICHAEL NARACHI	Director	December 1, 2006
Michael Narachi
/s/ RON ZWANZIGER	Director	December 1, 2006
Ron Zwanziger
/s/ DAVEY S. SCOON	Director	December 1, 2006
Davey S. Scoon

EXHIBIT INDEX

Exhibit Number	Description
3.1, 4.1

Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, File No. 0-14732).

3.2, 4.2	By-Laws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, File No. 0-14732).
4.3	Specimen certificate representing the Company’s Common Stock (incorporated herein by reference to Exhibit 6 to the Company’s Registration Statement on Form 8-A, Reg. No. 1-10865).
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
10.5*

Advanced Magnetics, Inc. Amended and Restated 2000 Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement for the fiscal year ended September 30, 2005, File No. 0-14732).

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

10.32*

Stock Option Agreement, dated as of February 7, 2006, between Advanced Magnetics, Inc. and Brian J.G. Pereira (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 13, 2006, file No. 0-14732).

10.33*

Restricted Stock Unit Agreement, dated as of February 7, 2006, by and between Advanced Magnetics, Inc. and Brian J.G. Pereira (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 13, 2006, file No. 0-14732).

10.34*

Form of Restricted Stock Unit Agreement in connection with the Company’s Amended and Restated 2000 Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 13, 2006, file No. 0-14732).

10.35*

Summary of the Advanced Magnetics, Inc. Change of Control Policy applicable to executive officers (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 13, 2006, file No. 0-14732).

10.36*

Employment Agreement, dated as of February 7, 2006, between Advanced Magnetics, Inc. and Jerome Goldstein (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 13, 2006, file No. 0-14732).

10.37*

Employment Agreement, dated as of February 7, 2006, between Advanced Magnetics, Inc. and Joseph L. Farmer (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 13, 2006, file No. 0-14732).

10.38*	Summary of the Advanced Magnetics, Inc. Director Compensation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2006, file No. 0-14732).
10.39

Lease Agreement, dated as of February 28, 2006, by and between Advanced Magnetics, Inc. and CambridgePark 125 Realty Corporation, (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2006, file No. 0-14732).

10.40++	First Amendment to Lease, dated as of November 29, 2006, by and between Advanced Magnetics, Inc. and CambridgePark 125 Realty Corporation.
10.41

Purchase Agreement, dated as of March 6, 2006, by and between Advanced Magnetics, Inc. and ThinkEquity Partners LLC as Representative of the several Underwriters named in Schedule I thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2006, file No. 0-14732).

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