Form 10-Q
period 2006-12-31
ADVANCED MAGNETICS INC
filed 2007-02-09
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File #0-14732

ADVANCED MAGNETICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2742593
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

125 CambridgePark Drive - 6th Floor
Cambridge, Massachusetts	02140
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (617) 498-3300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

As of February 1, 2007 there were 14,150,005 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2006

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

ADVANCED MAGNETICS, INC.
CONDENSED BALANCE SHEETS
DECEMBER 31, 2006 AND SEPTEMBER 30, 2006
(Unaudited)

	December 31, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$114,459,701	$32,312,679
Short-term investments	41,599,019	9,760,367
Accounts receivable - trade	349,347	85,218
Inventories	343,831	370,060
Prepaid expenses and interest receivable	1,098,213	595,103
Total current assets	157,850,111	43,123,427
Property, plant and equipment:
Land	360,000	360,000
Building and improvements	4,947,803	4,812,331
Laboratory equipment	5,559,894	5,520,392
Furniture and fixtures	1,310,938	1,107,968
Total property, plant and equipment	12,178,635	11,800,691
Less - accumulated depreciation	(7,721,215)	(7,569,157)
Net property, plant and equipment	4,457,420	4,231,534
Restricted Cash	33,949	15,603
Total assets	$162,341,480	$47,370,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,850,905	$4,759,038
Accrued expenses	3,550,316	3,734,523
Deferred revenue	976,301	1,007,074
Total current liabilities	8,377,522	9,500,635
Long-term liabilities:
Deferred revenue and rent expense	1,687,933	1,795,407
Total liabilities	10,065,455	11,296,042

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share, 25,000,000 shares authorized; 14,065,663 shares issued and outstanding at December 31, 2006 and 11,940,532 shares issued and outstanding at September 30, 2006	140,657	119,405
Additional paid-in capital	234,929,697	111,309,066
Accumulated deficit	(82,794,329)	(75,353,949)
Total stockholders’ equity	152,276,025	36,074,522
Total liabilities and stockholders’ equity	$162,341,480	$47,370,564

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED
DECEMBER 31, 2006 AND 2005
(Unaudited)

	Three-Month Periods Ended December 31,
	2006	2005
Revenues:
License fees	$221,599	$223,596
Royalties	44,427	47,819
Product sales	352,605	392,940
Total revenues	618,631	664,355

Costs and expenses:
Cost of product sales	286,528	122,116
Research and development expenses	6,393,162	3,070,968
Selling, general and administrative expenses	2,197,347	1,860,938
Total costs and expenses	8,877,037	5,054,022

Operating loss	(8,258,406)	(4,389,667)

Other Income:
Interest and dividend income, net	818,026	174,935
Net loss	$(7,440,380)	$(4,214,732)

Net Loss per share - basic and diluted:	$(0.60)	$(0.43)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	12,383,149	9,886,262

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE-MONTH PERIODS ENDED

DECEMBER 31, 2006 AND 2005

(Unaudited)

	Three-Month Periods Ended December 31,
	2006	2005

Net loss	$(7,440,380)	$(4,214,732)
Other comprehensive income:
Unrealized gains on securities	—	37,876
Comprehensive loss	$(7,440,380)	$(4,176,856)

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED

DECEMBER 31, 2006 AND 2005

(Unaudited)

	Three-Month Periods Ended December 31,
	2006	2005

Net loss	$(7,440,380)	$(4,214,732)

Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	152,058	68,619
Non-cash expense associated with non-employee stock options	—	148,800
Non-cash expense associated with employee stock options and restricted stock units	548,276	1,108,891
Amortization of premium on purchased securities	—	44,211
Changes in operating assets and liabilities:
Accounts receivable - trade	(264,129)	(220,572)
Inventories	26,229	(13,372)
Prepaid expenses and interest receivable	(503,109)	(232,543)
Accounts payable and accrued expenses	(1,092,340)	(177,539)
Deferred revenue and rent expense, net	(138,248)	(223,596)
Total adjustments	(1,271,263)	502,899
Net cash used in operating activities	(8,711,643)	(3,711,833)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	9,760,367	—
Purchase of short-term investments	(41,599,019)	—
Restricted cash	(18,346)	—
Capital expenditures	(377,944)	(27,069)
Net cash used in investing activities	(32,234,942)	(27,069)

Cash flows from financing activities:
Proceeds from the exercise of stock options	173,253	125,828
Proceeds from the issuance of common stock, net of underwriting discount of $7,171,230 and other expenses of $294,416	122,920,354	—
Net cash provided by financing activities	123,093,607	125,828
Net increase (decrease) in cash and cash equivalents	82,147,022	(3,613,074)
Cash and cash equivalents at beginning of the period	32,312,679	11,332,088
Cash and cash equivalents at end of the period	$114,459,701	$7,719,014

Supplemental data:
Non-cash financing activities:
Non-cash stock option exercises	$183,975	$—

Prior period presentation has been reclassified to the present period format.

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited)

A.                                   Summary of Accounting Policies

Business

Founded in November 1981, Advanced Magnetics, Inc., a Delaware corporation (“the Company”), is a developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products.  We are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds to treat anemia as well as novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease.  We have two approved products, Feridex I.V.® and GastroMARK®, and we have two product candidates, ferumoxytol and Combidex®.  Ferumoxytol, the key product in our development pipeline, is currently in Phase III multi-center clinical trials for use as an intravenous iron replacement therapeutic in chronic kidney disease patients, whether or not on dialysis.  Combidex is our investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, or MRI, to aid in the differentiation of cancerous from normal lymph nodes.  Feridex I.V., our liver contrast agent, is approved and marketed in Europe, the United States and other countries.  GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in Europe, the United States and other countries.

Basis of Presentation

These condensed financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair statement of such interim financial statements.  Such adjustments consisted only of normal recurring items.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, or SEC, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  Interim results are not necessarily indicative of the results of operations for the full year.  These interim financial statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Equity-Based Compensation

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, investments, accounts receivable and accounts payable.  Any net unrealized gain (loss) on investments is recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss”.

Reclassifications

Certain amounts from the prior fiscal quarter have been reclassified to conform to the current quarter’s presentation. The Company has changed from the direct method presentation of cash flows to the indirect method presentation of cash flows in order to conform with comparable industry presentations.

B.                                   Investments

We account for and classify our short-term investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the guidance outlined in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115.  The determination of the appropriate classification by us is based on a variety of factors including management’s intent.

As of December 31, 2006, our short-term investments amounted to $41,599,019, and consisted of four debt securities, all of which were classified as “held-to maturity.”  The maturity dates of securities held as of December 31, 2006 ranged from one to four months.  The security held as of September 30, 2006 matured on November 16, 2006.

The following table summarizes information relative to our short-term investments:

	December 31, 2006	September 30, 2006
U. S. Treasury Bill	$—	$9,760,367
U. S. Government Agencies	$21,599,539	$—
U. S. State and Political Subdivisions	$19,999,480	$—
Total	$41,599,019	$9,760,367

Aggregate fair value	$41,600,000	$9,945,531
Gross unrecognized holding (losses)	$—	$—
Gross unrecognized holding gains	$981	$185,164
Net carrying amount (amortized cost)	$41,599,019	$9,760,367

C.                                   Inventories

The major classes of inventories were as follows:

	December 31, 2006	September 30, 2006
Raw materials	$288,991	$302,937
Work in process	40,428	52,556
Finished goods	14,412	14,567
Total inventories	$343,831	$370,060

D.                                   Income Taxes

There were no income tax provisions or benefits for the three months ended December 31, 2006 and 2005, as we incurred a loss in both of those periods.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2006 and September 30, 2006.

E.                                     Loss per Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period.  Options to purchase a total of 1,206,486 and 1,199,772 shares of common stock that were outstanding as of the three months ended December 31, 2006 and 2005, respectively, were excluded from the computation of diluted net loss per share because such options were anti-dilutive as we incurred a loss in those periods.  In addition, 34,000 shares of common stock issuable upon the vesting of restricted stock units were outstanding as of December 31, 2006 and were excluded from the computation of diluted net loss per share because such units were anti-dilutive as we incurred a loss in that period.  There were no restricted stock units outstanding as of December 31, 2005.

Warrants to purchase 261,780 shares of common stock, issued in July 2003 at an exercise price of $15.50 per share, and warrants to purchase 359,999 shares of common stock, issued in June 2005 at an exercise price of $13.00 per share, were excluded from the computation of diluted net loss per share for the three months ended December 31, 2005 because such warrants were anti-dilutive as we incurred a loss in that period. There were no warrants outstanding as of December 31, 2006.

The components of basic and diluted loss per share were as follows:

	Three-Month Periods Ended December 31,
	2006	2005

Net loss (A)	$(7,440,380)	$(4,214,732)

Weighted average common shares outstanding (B)	12,383,149	9,886,262
Loss per share:
Basic and diluted (A/B)	$(0.60)	$(0.43)

F.                                     Common Stock Transactions

In December 2006, we sold an aggregate of 2,103,000 shares of our common stock, $.01 par value per share, in an underwritten public offering at a price to the public of $62 per common share, resulting in gross proceeds of approximately $130 million.  Net proceeds to us after deducting fees, commissions and other expenses related to the offering were approximately $123 million.  The shares were issued pursuant to a shelf registration statement on Form S-3 and a registration statement filed pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

G.                                 Equity-Based Compensation

We have several stock-based compensation plans.  Our Amended and Restated 2000 Stock Plan, which was approved by our stockholders, provides for the grant of options and other stock awards to our directors, officers, employees and consultants.  The terms and conditions of each such grant, including, but not limited to, the number of shares, the exercise price, term of the option/award and vesting requirements, are determined by our Board of Directors or the Compensation Committee of our Board of Directors.

As of December 31, 2006, we have granted options and restricted stock units covering 1,659,650 shares of common stock under the Amended and Restated 2000 Stock Plan, of which 145,900 stock options and no restricted stock units have expired or terminated, and 314,514 of which have been exercised.  The remaining number of outstanding options and restricted stock units pursuant to this plan as of December 31, 2006 was 1,165,236 and 34,000, respectively.  The remaining number of shares available for future grants as of December 31, 2006 was 486,250.  All outstanding options granted have an exercise price equal to the closing price of our common stock on the grant date and substantially all have a ten year term.

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

The following table summarizes the weighted average assumptions we utilized for grants of options to differing groups of optionees in the quarter ended December 31, 2006.

	Options granted to Chairman and CEO	Options granted to Non-Employee Directors	Employee Options
Assumptions	November 2006	November 2006	Granted

Risk free interest rate %	4.6	4.6	4.4
Expected volatility %	73	73	73
Expected option life	6.25	5	6.25
Dividend yield	none	none	none

Our 1993 Stock Plan, approved by our stockholders, provided for the grant of options to our directors, officers, employees and consultants to purchase up to an aggregate of 700,000 shares of common stock at a price equal to at least the fair market value, or the minimum legal consideration, of the stock at the date of the grant for incentive stock options and non-statutory stock options, respectively.  No further grants may be made under our 1993 Stock Plan.  The maximum term of the options under the 1993 Stock Plan is ten years, with limited exceptions.  The remaining number of shares subject to outstanding options pursuant to this plan as of December 31, 2006 was 41,250.

Our 2003 Employee Stock Purchase Plan, approved by our stockholders, provides for the issuance of up to 100,000 shares of our common stock to eligible employees.  Under the terms of the 2003 Employee Stock

Purchase Plan, which expires on May 31, 2007, eligible employees may purchase shares (subject to certain plan and/or income tax limitations) in five annual offerings through payroll deductions of up to a maximum of 10% of the employee’s earnings, at a price equal to the lower of 85% of the fair market value of the stock on the applicable annual offering commencement date of June 1 or termination date of May 31.  As of December 31, 2006, 49,567 shares have been issued under the 2003 Employee Stock Purchase Plan.

At our Annual Meeting of Stockholders held on February 6, 2007, a proposal to approve our 2006 Employee Stock Purchase Plan was approved by a vote of our stockholders.  The plan authorizes the issuance of up to 100,000 shares of our common stock to eligible employees.  Under the terms of the 2006 Employee Stock Purchase Plan, which begins on June 1, 2007 and expires May 31, 2012, eligible employees are granted the option to purchase shares (subject to certain plan and/or income tax limitations) in ten semi-annual offerings through payroll deductions of up to an annual maximum of 10% of the employee’s total compensation, including base pay or salary and any overtime, bonuses or commissions.  The first period of the plan commences on June 1, 2007 and ends November 30, 2007.  For the remainder of the plan, periods will consist of six-month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31.  The option price per share is the lesser of 85% of the fair market value of the stock on the first or last day of the plan period.  As of December 31, 2006, no shares have been issued under the 2006 Employee Stock Purchase Plan.

On November 7, 2006, the Board of Directors approved, based on the recommendation of the Company’s Compensation Committee, a revised plan of non-employee director compensation.  As part of this plan it is intended that on the first Tuesday of each November, each non-employee director will be granted an option to purchase $100,000 in value of shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2000 Stock Plan.  These options will vest in full on the date of grant, have an exercise price equal to the fair market value of a share of the Company’s common stock as of the date of grant, and have a ten year term.  The actual number of shares granted will be determined using a Black-Scholes option pricing model identical to that used by the Company for purposes of preparing its financial statements.  In lieu of the foregoing annual grant for the first year of service on the Board, each newly-elected non-employee director will be granted an option to purchase $250,000 in value of shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2000 Stock Plan on the date such director is elected to the Board.  These options will vest in four equal annual installments beginning one year from the date of grant, have an exercise price equal to the fair market value of a share of the Company’s common stock as of the date of grant, and have a ten-year term. The actual number of shares granted will be determined using a Black-Scholes option pricing model.

H.                                    Concentration of Credit Risk

Our operations are located solely within the United States.  We perform ongoing credit evaluations of our customers and generally do not require collateral.  Three companies were responsible for approximately 91% of our revenue during the three months ended December 31, 2006.  Berlex Laboratories, Inc., or Berlex, represented approximately 31% of our revenue, Guerbet, S.A, or Guerbet, represented approximately 45% of our revenue, and Tyco Healthcare, Ltd, or Tyco Healthcare, represented approximately 15% of our revenue.  Two companies were responsible for approximately 78% of our revenue during the quarter ended December 31, 2005.  Berlex represented approximately 28% of our revenue and Guerbet represented approximately 50% of our revenue.  No other company accounted for more than 10% of our total revenues for the three months ended December 31, 2006 or 2005.

Two companies were responsible for our trade receivables at December 31, 2006.  Guerbet represented approximately 77%, and Tyco Healthcare represented approximately 23% of our trade receivables at December 31, 2006.  Revenues from customers and licensees outside of the United States, principally in Europe, South Korea and Japan, amounted to 47% and 62% of our total revenues for the three months ended December 31, 2006 and 2005, respectively.

I.                                        Recently Issued and Proposed Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, entitled, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”. Concurrently, FASB issued a FASB staff position, or FSP, relating to income taxes, FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.”  FIN 48 specifically clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with the provisions of FASB 109 “Accounting for Income Taxes”.  The adoption of the provisions of these pronouncements, which become effective for fiscal years that begin on or after December 15, 2006, are not expected to have a material impact on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108, which outlines its views regarding the process of quantifying financial statement misstatements, effective for fiscal years ended after November 15, 2006.  The adoption of the provisions of this pronouncement did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Accordingly we are in the process of evaluating the impact of this statement.

J.                                     Commitments and Contingencies

Legal Proceedings

On January 25, 2006, Cytogen Corporation, or Cytogen, filed a lawsuit against us in Massachusetts Superior Court.  The complaint includes claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment and relates to a license and marketing agreement entered into in August 2000 between us and Cytogen granting Cytogen certain rights to Combidex and to ferumoxytol for oncology imaging applications only.  We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act. We believe Cytogen’s lawsuit has no merit, and we plan to conduct a vigorous defense of the claims set forth in the complaint. Although we cannot at this time predict the outcome of the case, we believe that the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation would not have a material adverse impact on our business prospects. However, if the final resolution of this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely impacted since our existing insurance policies do not cover this matter. In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims.

Facility Lease and Related Letter of Credit

On November 29, 2006, we entered into an amendment to our lease with CambridgePark 125 Realty Corporation, for the purpose of securing the rental of an additional 8,154 square feet of executive office space at 125 CambridgePark Drive on a coterminous basis with our existing lease.  Under the terms of the lease amendment, we are required to pay the landlord approximately $18,300 per calendar month for the first year of the amended lease for the additional space, approximately $19,000 per calendar month for the second year of the amended lease for the additional space, and approximately $19,700 per calendar month for the remaining term of the amended lease for the additional space.  All of the other terms and conditions of the original lease apply to the additional rented space.  In addition to rent, we are also required to pay a proportionate share of the landlord’s annual operating costs and electricity.  The rent for any extension term will be determined at the time of the exercise of the option under terms set out in the lease.

In accordance with FASB Technical Bulletin No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense is being recognized in the financial statements on a straight-line basis over the lease term, excluding extension periods. In accordance with FASB Technical Bulletin No. 88-13 “Issues Relating to Accounting for Leases” and other related interpretations, lease incentives granted to us by the lessor pursuant to the lease amendment are being accounted for on a straight-line basis over the remaining term of the amended lease for the additional space.  In addition, in fulfillment of a security deposit requirement for both the original space and the additional space, we issued a $33,949 irrevocable letter of credit to the landlord. This amount is classified on the accompanying balance sheet as a long-term asset and is restricted in its use.

K.                                   Subsequent Events

At the Annual Meeting of Stockholders held on February 6, 2007, a proposal to approve our 2006 Employee Stock Purchase Plan was approved by a vote of our stockholders.  See Note G for a description of the material provisions of the plan.

On February 6, 2007, the Board of Directors approved, based on the recommendation of the Compensation Committee, the following:

1. A $100,000 bonus opportunity for Brian J.G. Pereira, MD, our Chief Executive Officer and President, if he achieves certain performance goals established by the Board on or prior to December 31, 2007.  This bonus opportunity is in addition to the annual bonus opportunity of up to 75% of Dr. Pereira’s base salary if he achieves certain other performance goals established by the Board during the fiscal year ending September 30, 2007.  The specific terms of Dr. Pereira’s performance goals are not disclosed because they involve confidential commercial and business information, the disclosure of which would cause competitive harm to us.

2. The grant to Dr. Pereira of an option to purchase 100,000 shares of the our Common stock pursuant to the Amended and Restated 2000 Stock Plan at an exercise price of $62.78, which was the fair market value of a share of our common stock on the date of grant.  The foregoing option will vest if, and only if, Dr. Pereira achieves certain performance goals established by the Board on or prior to December 31, 2008.  The specific terms of Dr. Pereira’s performance goals are not disclosed because they involve confidential commercial and business information, the disclosure of which would cause competitive harm to us.

3. The elimination of Dr. Pereira’s $1,200 monthly automobile allowance and the increase in Dr. Pereira’s annual base salary from $416,000 to $431,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expects,” “intends,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.  Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.  Any forward-looking statement should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and those risks identified in our other SEC filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Advanced Magnetics, Inc. was incorporated in Delaware in November 1981 and is a developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products.  We are dedicated to the development and commercialization of our proprietary nanoparticle technology for use in therapeutic iron compounds to treat anemia as well as novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease.  We have two approved products, Feridex I.V. ® and GastroMARK®, and two product candidates, ferumoxytol and Combidex®.

Ferumoxytol, the key product in our development pipeline, is in Phase III multi-center clinical trials for use as an intravenous, or IV, iron replacement therapeutic in chronic kidney disease patients, whether or not on dialysis.  We have completed enrollment in three of our four pivotal Phase III clinical studies for ferumoxytol as an IV iron replacement therapeutic.  Two of the studies in which enrollment is complete were identical efficacy and safety studies each of which enrolled 304 non-dialysis-dependent chronic kidney disease, or NDD-CKD, patients comparing two doses of 510 mg ferumoxytol to oral iron.  The other completed study was a safety study in 750 NDD-CKD and dialysis-dependent chronic kidney disease, or DD-CKD, patients comparing a single dose of 510 mg ferumoxytol to placebo.  Enrollment in a multi-center efficacy and safety study in hemodialysis-dependent chronic kidney disease, or HD-CKD, patients is currently planned to complete enrollment around the end of the first quarter of calendar year 2007.  Based on our current estimates of the timing of completion of the HD-CKD study and our efforts to prepare and finalize the submission of the New Drug Application, or NDA, for ferumoxytol, we currently plan to submit the NDA for ferumoxytol as an IV iron replacement therapeutic to the U.S. Food and Drug Administration, or FDA, during the second half of calendar 2007.

Combidex, our other product under development, is an investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with MRI to aid in the differentiation of cancerous from normal lymph nodes.  In March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions.  We are working with our European partner, Guerbet on the potential presentation to the FDA of additional data from a Phase III study sponsored by Guerbet in patients with pelvic cancers, including prostate, bladder, cervical and uterus cancer, which, together with other additional information we intend to provide to the FDA, we hope will address the concerns raised in the March 2005 approvable letter.  In December 2006, Guerbet announced that it submitted to the European Medicines Agency a marketing authorization application, the European equivalent of an NDA, seeking approval for Combidex under the tradename SineremTM as an aid in the differentiation of lymph nodes in patients with pelvic cancers, including prostate, bladder and uterus cancer.  We plan to announce our strategy for responding to the March 2005 approvable letter during calendar year 2007.  However, until our evaluation of the additional data from Guerbet is complete and we meet with the FDA to discuss our intended response to the March 2005 approvable letter, we cannot predict with certainty the timing or likelihood of our ability to satisfy the conditions specified by the FDA for approval of Combidex.  Due to our limited resources and the priority we are placing on completion of the Phase III development program for ferumoxytol as an iron replacement therapeutic, we do not currently intend to sponsor additional clinical studies for Combidex.

Feridex I.V., our liver contrast agent, is currently approved and marketed in Europe, the United States and other countries.  GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is also approved and marketed in Europe, the United States and other countries.

Critical Accounting Policies and Estimates

We account for and classify our short-term investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the guidance outlined in SFAS 115.  The determination of the appropriate classification by us is based on a variety of factors including management’s intent.

There have been no other changes in accounting policies or estimates in the fiscal quarter ended December 31, 2006.  See also Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Results of Operations for the Quarter Ended December 31, 2006 as Compared to the Quarter Ended December 31, 2005

Revenues

Total revenues were $618,631 and $664,355for the quarters ended December 31, 2006 and 2005, respectively, representing a decrease of approximately 7%.  The decrease in revenues was primarily the result of decreased sales of Feridex I.V. and GastroMARK by our marketing partners, partially offset by an increase in the sale of bulk Combidex.  Three companies were responsible for approximately 91% of our revenue during the quarter ended December 31, 2006.  Berlex represented approximately 31% of our revenue, Guerbet represented approximately 45% of our revenue, and Tyco Healthcare represented approximately 15% of our revenue during the quarter.  Two companies were responsible for approximately 78% of our revenue during the quarter ended December 31, 2005.  Berlex represented approximately 28% of our revenue and Guerbet represented approximately 50% of our revenue for that quarter.

Our revenues for each of the quarters ended December 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended December,
	2006	2005	$ Change	% Change
Revenues:
License fees	$221,599	$223,596	$(1,997)	(1%)
Royalties	44,427	47,819	(3,392)	(7%)
Product sales	352,605	392,940	(40,335)	(10%)
Total revenues	$618,631	$664,355	$(45,724)	(7%)

License Fee Revenue

All of our license fee revenue for the quarters ended December 31, 2006 and 2005 consisted of deferred license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and deferred license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

In August 2000, we entered into a license and marketing agreement with Cytogen in which, among other things, we granted Cytogen exclusive United States marketing rights to Combidex.  At the time of signing that agreement, we received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee.  We determined to account for the revenue associated with this fee over the development period of the products subject to the agreement as costs were incurred.  The entire amount of the license fee was booked as deferred revenue upon signing the agreement.  Recognition of the remainder of the deferred revenue associated with this agreement, which was $357,819 as of December 31, 2006, is expected to occur when currently projected expenses are incurred in connection with our efforts to obtain the approval of Combidex.  We slightly decreased our projected future research and development expenses associated with the Cytogen agreement as of December 31, 2006, based upon our then estimate of the cost of future efforts that might be required to obtain approval of Combidex, as compared to the estimate of such costs as of December 31, 2005.  As a result, our revenue associated with the Cytogen agreement in the quarter ended December 31, 2006 decreased as compared with the quarter ended December 31, 2005.  In the quarters ended December 31, 2006 and 2005, respectively, we recognized license fee revenue of $37,160 and $39,157 of previously deferred revenue associated with our license and marketing agreement with Cytogen.  We expect future license fee revenue to continue to fluctuate from quarter to quarter due to changes in our activities under our license and marketing agreement with Cytogen.

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

Total license fee revenue for each of the quarters ended December 31, 2006 and 2005 was recognized as follows:

	Three-Month Periods Ended December 31,
	2006	2005	$ Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$37,160	$39,157	$(1,997)	(5%)
Deferred license fee revenue recognized in connection with the Berlex agreement	184,439	184,439	—	0%
Total	$221,599	$223,596	$(1,997)	(1%)

Royalty Revenue

Royalties decreased $3,392, or 7%, to $44,427 for the quarter ended December 31, 2006, compared with royalties of $47,819 for the quarter ended December 31, 2005.  The decrease in royalties was primarily associated with slight decreases in sales of both Feridex I.V. and GastroMARK by our marketing partners and payment variations by end users for our marketed products.  Royalty payments can fluctuate based on uneven demand and/or payment variations by end users for our marketed products, Feridex I.V. and GastroMARK.  We expect royalties to generally remain at current levels due to the competitive landscape for our marketed products.  With our permission, one of our foreign distributors, Eiken Chemical Co., Ltd, or Eiken, began the process of withdrawing Feridex I.V. as an approved product with the appropriate regulatory authorities in Japan.  We expect the withdrawal and the termination of our agreement with Eiken to take effect in early calendar year 2007.  Revenues from Eiken amounted to approximately $16,778 and $31,260 in the quarters ended December 31, 2006 and 2005, respectively. Accordingly, the termination of this agreement is not expected to have a material impact on our future results of operations.

Product Sale Revenue

Product sale revenue for each of the quarters ended December 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended December 31,
	2006	2005	$ Change	% Change
Feridex I.V.	$(2,741)	$24,146	$(26,887)	(111%)
GastroMARK	79,221	267,971	(188,750)	(70%)
Combidex	276,125	100,823	175,302	174%
Total	$352,605	$392,940	$(40,335)	(10%)

The decrease in product sale revenue in the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005 was primarily the result of a decrease in sales of both Feridex I.V. and GastroMARK to our marketing partners offset by an increase in the sale of bulk Combidex to one of our foreign marketing partners for research and development purposes.  Product sales fluctuate from period to period largely as a result of unpredictable annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners.  Due to the historically low volume of our product sales, the impact of inflation is immaterial.  We expect revenue from product sales will continue to fluctuate from period to period as a result of these factors.

Costs and Expenses

Cost of Product Sales

We incurred costs of $286,528 associated with product sales during the quarter ended December 31, 2006 compared to costs of $122,116 associated with product sales during the quarter ended December 31, 2005.  This constituted approximately 81% and 31% of product sales during the quarter ended December 31, 2006 and 2005, respectively.  The increase in cost of product sales is due primarily to the sale of bulk Combidex at cost to one of our foreign marketing partners for research and development purposes.  The cost of product sales and therefore our gross margins are dependent on the mix of customers, prices we charge for our products, product mix, changes in unit volume and production efficiencies.

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

Research and development expenses for each of the quarters ended December 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended December 31,
	2006	2005	$ Change	% Change
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy	$3,785,118	$1,760,217	$2,024,901	115%
Ferumoxytol in MRA	—	44,933	(44,933)	(100%)
Combidex	75,156	94,597	(19,441)	(21%)
Other external costs	84,171	36,366	47,805	131%
Total	$3,944,445	$1,936,113	$2,008,332	104%

Internal Research and Development Costs	2,448,717	1,134,855	1,313,862	116%
Total Research and Development Costs	$6,393,162	$3,070,968	$3,322,194	108%

Total research and development expenditures incurred in the quarter ended December 31, 2006 amounted to $6,393,162, an increase of $3,322,194 from the same quarter in the prior fiscal year.  Of the $3,322,194 increase, $2,008,332 was attributable to an increase in external costs and $1,313,862 was attributable to an increase in internal costs.  We expect research and development fees to continue to increase for the remainder of fiscal 2007 as we complete our Phase III clinical trials and engage consultants and other third parties to assist with the preparation of our ferumoxytol NDA submission.  In addition we expect Combidex-related research and development expenses to increase over the remainder of fiscal 2007 as we finalize our plan for responding to the March 2005 approvable letter we received with respect to Combidex.

The $2,008,332 increase in external costs was due primarily to an increase in expenditures associated with the development program for ferumoxytol as an iron replacement therapeutic as we moved our Phase III clinical trials toward completion as well as costs associated with a Phase I study for ferumoxytol as an iron replacement therapeutic.  External research and development costs incurred in the quarter ended December 31, 2006 do not include any non-cash charge associated with consultant stock-based compensation compared to a non-cash charge of $148,800 in the quarter ended December 31, 2005.

The $1,313,862 increase in internal costs was due primarily to higher compensation related costs resulting from an increase in both the overall salary level and number of employees engaged in research and development activities during the quarter ended December 31, 2006 compared to the same quarter in the prior fiscal year.  In addition, during the quarter ended December 31, 2006 our Board of Directors approved a new compensation plan for our employees.  The increase in internal costs reflects bonus payments for fiscal 2006 which were approved in fiscal 2007 and a pro rata share of the fiscal 2007 bonuses for employees engaged in research and development activities.  There was also an increase of approximately $337,000 in our non-cash employee stock based compensation charge related to SFAS 123R in the quarter ended December 31, 2006 compared to the same quarter in the prior fiscal year for employees engaged in research and development activities.

Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of ferumoxytol.  Since the end of fiscal 2000 and through the quarter ended December 31, 2006, we incurred aggregate external research and development expenses of approximately $30,100,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol.  We currently estimate that the future cost of the external efforts necessary to complete development of ferumoxytol as an IV iron replacement therapeutic will be in the range of approximately $10 to $12 million over approximately the next 9 to 12 months.  Our estimate of external costs to complete development of ferumoxytol as an IV iron replacement therapeutic increased by approximately $2 million from our estimate as of September 30, 2006 due primarily to an increase in the scope of services we requested from one of our third party service providers.  These external costs could further increase if we experience slow enrollment in our trials, unexpected results from our clinical sites, or inadequate performance or errors by third party service providers.  External costs could also increase if we need to increase the scope and/or budget of the services provided by third parties, if there are deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic.

We incurred total research and development expenses of approximately $13,500,000 through the end of fiscal 2000 in connection with the development of Combidex.  Since fiscal 2000 and through the quarter ended December 31, 2006, we incurred additional external research and development expenses of approximately $1,464,000, as well as additional internal research and development costs related to our efforts to obtain FDA approval for Combidex.  We cannot predict with certainty the timing or cost of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all.  However, we expect that both our internal and external research and development expenses may increase as we finalize our strategy for responding to the March 2005 approvable letter with respect to Combidex.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for each of the quarters ended December 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended December 31,
	2006	2005	$ Change	% Change
Compensation, payroll taxes and benefits	1,261,067	1,390,692	(129,625)	(9%)
Professional and consulting fees	549,520	317,298	232,222	73%
Facilities, insurance and other	386,760	152,948	233,812	153%
Total	$2,197,347	$1,860,938	$336,409	18%

Compensation, payroll taxes and benefits

The decrease in compensation, payroll taxes and benefits for the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005 was due to a decrease in non-cash SFAS 123R expense associated with employee stock-based compensation offset by an increase of wage, bonus and benefit expense for our employees.  The decrease of approximately $898,000 in SFAS 123R expense was due primarily to a new Director compensation package approved by the Board of Directors in November 2006.  The increase in compensation, payroll taxes and benefits to employees was due primarily to a new annual compensation program for our employees approved by our Board of Directors which provided retroactive bonuses for fiscal 2006 and certain bonus opportunities for fiscal 2007.  Amounts for the full bonus for fiscal 2006 and an accrual of the pro rata fiscal 2007 bonuses were included in compensation, payroll taxes and benefits for the quarter ended December 31, 2006.  There were no company-wide bonus plans in place during the quarter ended December 31, 2005.  In addition, compensation, payroll taxes and benefits to employees increased due to an increase in the overall average salary level and the higher number of employees during the first fiscal quarter of 2007 compared to the same quarter in fiscal 2006.

We expect compensation, including bonuses, payroll taxes and benefit costs included in selling, general and administrative expenses to continue to increase over the remainder of fiscal 2007 as we continue our efforts to recruit additional staff, including sales and marketing professionals and consultants to assist with the commercialization of ferumoxytol as an IV iron replacement therapeutic.

At December 31, 2006, the amount of unrecorded expense associated with the adoption of SFAS 123R attributable to future periods for employee stock-based compensation was approximately $12,477,000, of which $11,770,000 was associated with stock options and $707,000 was associated with restricted stock units.  Such amounts will be amortized, in varying amounts, to research and development or general and administrative expense, on a straight line basis over a weighted average amortization period of approximately three years.  These future estimates are subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options.

Professional and consulting fees

Professional and consulting fees for the quarter ended December 31, 2006 increased as compared to the same period in the prior fiscal year.  We incurred increased expenses for professional fees in the quarter ended December 31, 2006 for consultants assisting with our ongoing efforts to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and increased external audit fees associated with these requirements.  In addition, in the quarter ended December 31, 2006, we incurred consultant fees associated with our search for new members of our Board of Directors as well as increased legal fees associated with defending the Cytogen lawsuit.

Facilities, insurance and other

The increase in facilities and other costs in the quarter ended December 31, 2006 is associated with our November 2006 lease of additional office space, increased insurance costs, and increased recruiting costs related to various new employees.

Other Income

Other income for each of the quarters ended December 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended December 31,
	2006	2005	$ Change	% Change
Interest income	$818,026	$219,146	$598,880	273%
Amortization of premiums on purchased investments	—	(44,211)	44,211	100%
Total Other Income	$818,026	$174,935	$643,091	368%

The increase in other income in the quarter ended December 31, 2006, as compared to the quarter ended December 31, 2005, was primarily attributable to funds being invested in higher interest-bearing investments, combined with a higher average total dollar amount of invested funds in the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005 as a result of our March and December 2006 financings (as described below in “Liquidity and Capital Resources”).

Income Taxes

We had no income tax provision for the quarters ended December 31, 2006 and 2005, as we incurred a loss in each of those fiscal quarters.  Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of December 31, 2006 and 2005 against these assets.

Net Loss

For the reasons stated above, there was a net loss of ($7,440,380), or ($0.60) per basic and diluted share, for the quarter ended December 31, 2006 compared to a net loss of ($4,214,732), or ($0.43) per basic and diluted share for the quarter ended December 31, 2005.

Liquidity and Capital Resources

We have financed our operations primarily from the sale of our equity securities, proceeds from our marketing and distribution partners and cash generated from our investing activities.  Our long-term capital requirements will depend on many factors, including, but not limited to, the following:

•       the progress of, and our ability to successfully complete development of ferumoxytol as an IV iron replacement therapeutic in a timely manner and within our projected budget;

•       our need to hire additional staff and lease additional office space as part of our commercialization efforts for ferumoxytol as an IV iron replacement therapeutic, including our efforts to build an internal sales and marketing function;

•       the costs associated with preparing for commercial-scale manufacturing of ferumoxytol as an IV iron replacement therapeutic, including the costs associated with qualifying a second manufacturing facility;

•       costs associated with our potential development of additional indications for ferumoxytol;

•       costs associated with our pursuit of approval for ferumoxytol as an iron replacement therapeutic in Europe and other countries;

•       our ability to successfully obtain regulatory approvals for our products, including our ability to satisfy the conditions specified by the FDA for approval of Combidex;

•       defense costs, damages or other amounts we may pay or incur in connection with our lawsuit with Cytogen;

•       our ability to obtain appropriate reimbursement from governmental and other third party payors for our products;

•       the magnitude of product sales and royalties;

•       our ability to establish additional development and marketing arrangements or to enter into alternative strategic relationships;

•       the costs involved in filing, prosecuting and enforcing patent claims; and

•       our ability to raise additional capital on terms and within a timeframe acceptable to us, if necessary.

As of December 31, 2006, our short-term investments consisted of four debt securities.  In addition, we maintain most of our surplus cash primarily in money market funds classified as cash equivalents.  A significant decline in value of these money market funds would result in a substantial reduction in our total assets and cash available for daily operations.  We have limited insurance protection for these money market accounts available through the Securities Investor Protection Corporation.

Cash and cash equivalents (which consist of cash on hand, money market funds and U.S. Treasury Bills having an original maturity of less than three months) and short term investments consisted of the following:

	December 31,	September 30,
	2006	2006	$ Change	% Change
Cash and cash equivalents	$114,459,701	$32,312,679	$82,147,022	254%
Short-term investments	41,599,019	9,760,367	31,838,652	326%
Total cash, cash equivalents and investments	$156,058,720	$42,073,046	$113,985,674	271%

The significant increase in cash, cash equivalents and short-term investments as of December 31, 2006 compared to September 30, 2006 is primarily the result of the receipt of net proceeds of approximately $123 million from our December 2006 public offering of common stock.  As of December 31, 2006, we believe that our cash, cash equivalents, and short-term investments, combined with cash we currently expect to receive from other sources, will be sufficient to satisfy our future cash flow needs for at least the next twelve months, including projected operating expenses and research and development costs related to our development program for ferumoxytol as an IV iron replacement therapeutic.

Net cash used in operating activities was $8,711,643 in the quarter ended December 31, 2006 compared to $3,711,833 in the quarter ended December 31, 2005, an increase of $4,999,810.  This increase was due to higher payments made to research and development service providers associated with our ongoing clinical trials, costs associated with a Phase I study for ferumoxytol as an IV iron replacement therapeutic, an increase in the overall salary level and number of employees during the quarter compared to the same quarter last year, and bonus payments made to our employees during the quarter ended December 31, 2006.  The payments to research and development service providers were higher during the quarter ended December 31, 2006 compared to the same quarter in the prior fiscal year due to a change in billing practices by one of our clinical service providers, some of which was accrued for as of September 30, 2006.  Our professional fees were also higher during the quarter ended December 31, 2006 due to work performed in connection with our December 2006 financing.

We anticipate cash used in operating activities will generally remain at current or slightly higher levels over the next 9 to 12 months based primarily on expenses related to the ongoing development and commercialization programs for ferumoxytol as an IV iron replacement therapeutic including expenses associated with preparation of our NDA submission for ferumoxytol, costs associated with developing new indications for ferumoxytol in the United States, and/or planning and initiation of clinical trials outside the United States, and our intended efforts to qualify second source suppliers and manufacturers.  In addition, we expect cash used in operating activities to increase as we finalize our strategy for responding to the FDA’s March 2005 approvable letter with respect to Combidex and as we continue to defend the Cytogen lawsuit.

In addition to our internal research and development costs, we currently estimate that the future cash expenditures related to our external efforts to complete development of ferumoxytol as an IV iron replacement therapeutic will be in the range of approximately $10 to $12 million over approximately the next 9 to 12 months. Our estimate of external costs to complete development of ferumoxytol as an IV iron replacement therapeutic increased by approximately $2 million from our estimate as of September 30, 2006 due primarily to an increase in the scope of services we requested from one of our third party service providers. These external costs could further increase if we experience slow enrollment in our trials, unexpected results from our clinical sites, or inadequate performance or errors by third party service providers.  External costs could also increase if we need to increase the scope and/or budget of the services provided by third parties, if there are deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic.  Also, we expect that both our internal and external research and development expenses may increase as we finalize our plan for responding to the March 2005 approvable letter with respect to Combidex.

Cash used in investing activities was $32,234,942 in the quarter ended December 31, 2006 compared to $27,069 in the quarter ended December 31, 2005, an increase of $32,207,873.  The increase was due primarily to the net purchase of $31,838,652 of short term investments in the quarter ended December 31, 2006 utilizing proceeds received from our December 2006 financing.  Our capital expenditures in the quarter ended December 31, 2006 increased by $279,985 compared to the quarter ended December 31, 2005 due to expenditures for furniture, fixtures and telecommunications equipment associated with our November 2006 lease of additional office space.

Cash provided by financing activities was $123,093,607 in the quarter ended December 31, 2006 compared to $125,828 in the quarter ended December 31, 2005, an increase of $122,967,779.  On December 13, 2006, we sold 2,103,000 shares of our common stock in an underwritten public offering.  Net proceeds to us from the financing were approximately $123 million after deducting external transaction costs directly associated with the common stock offering.  The shares were issued pursuant to a shelf registration statement on Form S-3 and a registration statement filed pursuant to Rule 462(b) promulgated under the Securities Act.

Facility Lease and Related Letter of Credit

On November 29, 2006, we entered into an amendment to our lease with CambridgePark 125 Realty Corporation, for the purpose of securing the rental of an additional 8,154 square feet of executive office space at 125 CambridgePark Drive on a coterminous basis with our existing lease. Under the terms of the lease amendment, we are required to pay the landlord approximately $18,300 per calendar month for the first year of the amended lease for the additional space, approximately $19,000 per calendar month for the second year of the amended lease for the additional space, and approximately $19,700 per calendar month for the remaining term of the amended lease for the additional space. All of the other terms and conditions of the original lease apply to the additional rented space. In addition to rent, we are also required to pay a proportionate share of the landlord’s annual operating costs and electricity. The rent for any extension term will be determined at the time of the exercise of the option under terms set out in the lease. In addition, in fulfillment of a security deposit requirement for both the original space and the additional space, we issued a $33,949 irrevocable letter of credit to the landlord. This amount is classified on the balance sheet as a long-term asset and is restricted in its use.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements as defined by SEC rules and regulations.  Warrants to purchase 359,999 shares of common stock issued in June 2005 at an exercise price of $13.00 were outstanding as of December 31, 2005.  There were no warrants outstanding as of December 31, 2006.

Legal Proceedings

On January 25, 2006, Cytogen Corporation, or Cfiled a lawsuit against us in Massachusetts Superior Court.  The complaint includes claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment and relates to a license and marketing agreement entered into in August 2000 between us and Cytogen granting Cytogen certain rights to Combidex and to ferumoxytol for oncology imaging applications only.  We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act.  We believe Cytogen’s lawsuit has no merit, and we plan to conduct a vigorous defense of the claims set forth in the complaint.  Due to the fact that Cytogen is seeking unspecified damages and that the case is still in the early stages, we cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation.  In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims.  If the final resolution of this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely impacted since our existing insurance policies do not cover this matter.

Recent Developments

At our Annual Meeting of Stockholders held on February 6, 2007, a proposal to approve our 2006 Employee Stock Purchase Plan was approved by a vote of our stockholders.

Impact of Recently Issued and Proposed Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108, which outlines its views regarding the process of quantifying financial statement misstatements, effective for fiscal years ended after November 15, 2006.  The adoption of the provisions of this pronouncement did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Accordingly we are in the process of evaluating the impact of this statement.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, entitled, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.  Concurrently, FASB issued a FASB staff position, or FSP, relating to income taxes, FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FIN 48 specifically clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with the provisions of FASB 109 “Accounting for Income Taxes”.  The adoption of the provisions of these pronouncements, which become effective for fiscal years that begin on or after December 15, 2006, are not expected to have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2006, we invested a portion of our surplus cash in four debt securities.  These investments are subject to interest rate risk and will fall in value if market interest rates increase.  However, even if market interest rates for comparable investments were to increase immediately and uniformly by 10% from levels at December 31, 2006, we estimate that the fair value of this investment would decline by an immaterial amount.  Therefore, we believe our exposure to interest rate risk is not substantial.

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and our principal financial and accounting officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e), or Rule 15d-15(e), with the participation of our management, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On January 25, 2006, Cytogen Corporation, or Cytogen, filed a lawsuit against us in Massachusetts Superior Court.  The complaint includes claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment and relates to a license and marketing agreement entered into in August 2000 between us and Cytogen granting Cytogen certain rights to Combidex and to ferumoxytol for oncology imaging applications only.  We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act. We believe Cytogen’s lawsuit has no merit, and we plan to conduct a vigorous defense of the claims set forth in the complaint. Although we cannot at this time predict the outcome of the case, we believe that the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation would not have a material adverse impact on our business prospects. However, if the final resolution of this lawsuit is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely impacted since our existing insurance policies do not cover this matter. In addition to the expense and burden incurred in defending this lawsuit and any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchases of equity securities during the fiscal quarter ended December 31, 2006.

The following table provides information about purchases by us during the quarter ended December 31, 2006 of our equity securities that are registered pursuant to Section 12 of the Exchange Act.  No purchases were made during the quarter by or on behalf of us by any person or entity acting, directly or indirectly, in concert with us for the purpose of acquiring our securities or by an affiliate of ours who, directly or indirectly, controls our purchases of such securities, whose purchases are controlled by us, or whose purchases are under common control with ours.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2006 through October 31, 2006	1,163	$34.37	—	—

November 1, 2006 through November 30, 2006	2,595	$55.49	—	—

December 1, 2006 through December 31, 2006	—	—	—	—

Total	3,758	$48.96	—	—

(1)             Consists solely of shares tendered by current and former employees and directors as payment of the exercise price of stock options granted in accordance with provisions of both our equity compensation plans and individual stock option agreements.

(2)             The Company does not currently have any publicly announced repurchase programs or plans.

Item 5.                          Other Information

On February 6, 2007, the Board of Directors approved, based on the recommendation of the Compensation Committee, the following:

1. A $100,000 bonus opportunity for Brian J.G. Pereira, MD, our Chief Executive Officer and President, if he achieves certain performance goals established by the Board on or prior to December 31, 2007.  This bonus opportunity is in addition to the annual bonus opportunity of up to 75% of Dr. Pereira’s base salary if he achieves certain other performance goals established by the Board during the fiscal year ending September 30, 2007.  The specific terms of Dr. Pereira’s performance goals are not disclosed because they involve confidential commercial and business information, the disclosure of which would cause competitive harm to us.

2. The grant to Dr. Pereira of an option to purchase 100,000 shares of the our Common stock pursuant to the Amended and Restated 2000 Stock Plan at an exercise price of $62.78, which was the fair market value of a share of our common stock on the date of grant.  The foregoing option will vest if, and only if, Dr. Pereira achieves certain performance goals established by the Board on or prior to December 31, 2008.  The specific terms of Dr. Pereira’s performance goals are not disclosed because they involve confidential commercial and business information, the disclosure of which would cause competitive harm to us.

3. The elimination of Dr. Pereira’s $1,200 monthly automobile allowance and the increase in Dr. Pereira’s annual base salary from $416,000 to $431,000.

Item 6. Exhibits.

(a) List of Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Magnetics, Inc.

By:	/s/ Brian J.G. Pereira
Brian J.G. Pereira,
Chief Executive Officer, President and Director

Date: February 9, 2007

Advanced Magnetics, Inc.

By:	/s/ MICHAEL N. AVALLONE
MICHAEL N. AVALLONE,
Chief Financial Officer, Vice President - Finance

Date: February 9, 2007

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.