Form 10-Q
period 2007-03-31
ADVANCED MAGNETICS INC
filed 2007-05-08
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(617) 498-3300

(Registrant’s Telephone Number, Including Area Code)

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

Yes ☐ No ☒

As of May 2, 2007 there were 14,244,317 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

ADVANCED MAGNETICS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2007

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVANCED MAGNETICS, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2007 AND SEPTEMBER 30, 2006
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	March 31, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,404	$32,313
Short-term investments	132,486	9,760
Accounts receivable - trade	81	85
Inventories	319	370
Prepaid expenses and interest receivable	1,677	595
Total current assets	138,967	43,123
Property, plant and equipment:
Land	360	360
Building and improvements	4,967	4,812
Laboratory equipment	5,729	5,520
Furniture and fixtures	1,406	1,109
Total property, plant and equipment	12,462	11,801
Less - accumulated depreciation	(7,894)	(7,569)
Net property, plant and equipment	4,568	4,232
Long-term investments	8,763	—
Restricted cash	34	16
Total assets	$152,332	$47,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,766	$4,759
Accrued expenses	3,467	3,735
Deferred revenue	738	1,007
Total current liabilities	5,971	9,501
Long-term liabilities:
Deferred revenue and rent expense	1,422	1,795
Total liabilities	7,393	11,296

Commitments and contingencies (Note J)

Stockholders’ equity:
Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share, 25,000,000 shares authorized; 14,208,692 shares issued and outstanding at March 31, 2007 and 11,940,532 shares issued and outstanding at September 30, 2006	142	119
Additional paid-in capital	237,795	111,310
Accumulated deficit	(92,998)	(75,354)
Total stockholders’ equity	144,939	36,075
Total liabilities and stockholders’ equity	$152,332	$47,371

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.
CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED

MARCH 31, 2007 AND 2006

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2007	2006	2007	2006
Revenues:
License fees	$542	$229	$764	$453
Royalties	77	79	121	126
Product sales	294	406	646	799
Total revenues	913	714	1,531	1,378

Costs and expenses:
Cost of product sales	157	51	444	173
Research and development expenses	6,141	4,070	12,534	7,141
Selling, general and administrative expenses	2,791	1,983	4,988	3,844
Total costs and expenses	9,089	6,104	17,966	11,158
Operating loss	(8,176)	(5,390)	(16,435)	(9,780)

Other Income (Loss):
Interest income	1,973	278	2,791	497
Amortization of premiums on purchased investments	—	(22)	—	(66)
Litigation settlement (Note J)	(4,000)	—	(4,000)	—
Net loss	$(10,203)	$(5,134)	$(17,644)	$(9,349)

Net loss per share - basic and diluted:	$(0.72)	$(0.50)	$(1.33)	$(0.92)

Weighted average shares outstanding used to compute loss per share:
Basic and diluted	14,160	10,334	13,262	10,108

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED

MARCH 31, 2007 AND 2006

(IN THOUSANDS)

(Unaudited)

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2007	2006	2007	2006

Net loss	$(10,203)	$(5,134)	$(17,644)	$(9,349)
Other comprehensive loss:
Unrealized gain (loss) on securities	—	19	—	57
Comprehensive net loss	$(10,203)	$(5,115)	$(17,644)	$(9,292)

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED

MARCH 31, 2007 AND 2006

(IN THOUSANDS)

(Unaudited)

	Six-Month Periods Ended March 31,
	2007	2006
Net loss	$(17,644)	$(9,349)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	325	152
Non-cash expense associated with non-employee stock options	—	323
Non-cash expense associated with employee stock options and restricted stock units	2,082	2,188
Amortization of premium on purchased securities	—	66
Changes in operating assets and liabilities:
Accounts receivable - trade	4	(252)
Inventories	51	(9)
Prepaid expenses and interest receivable	(1,082)	(231)
Accounts payable and accrued expenses	(3,261)	1,111
Deferred revenue and rent expense	(642)	(452)
Total adjustments	(2,523)	2,896
Net cash used in operating activities	(20,167)	(6,453)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale short-term investments	40,452	—
Proceeds from maturities of held-to-maturity short-term investments	87,675	12,386
Purchase of available-for-sale short-term investments	(127,203)	—
Purchase of held-to-maturity short-term investments	(123,649)	(17,822)
Purchase of held-to-maturity long-term investments	(8,763)	—
Restricted cash	(18)	(16)
Capital expenditures	(662)	(457)
Net cash used in investing activities	(132,168)	(5,909)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,506	1,497
Proceeds from the exercise of warrants	—	609
Proceeds from the issuance of common stock, net of underwriting discount of $7,171 and other expenses of issue of $294 in December 2006 and net of underwriting discount of $2,035 and other expenses of issue of $173 in March 2006	122,920	31,659
Net cash provided by financing activities	124,426	33,765

Net increase (decrease) in cash and cash equivalents	(27,909)	21,403
Cash and cash equivalents at beginning of the period	32,313	11,332
Cash and cash equivalents at end of the period	$4,404	$32,735
Supplemental data:
Non-cash financing activities:
Non-cash stock option exercises	$700	$259
Non-cash warrant exercises	$—	$5,221

The accompanying notes are an integral part of the condensed financial statements.

ADVANCED MAGNETICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

A.                                   Summary of Accounting Policies

Business

Founded in November 1981, Advanced Magnetics, Inc., or the Company, a Delaware corporation, is a biopharmaceutical company engaged in the development and commercialization of therapeutic iron compounds to treat anemia, as well as novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease.  We have two approved products, Feridex I.V.® and GastroMARK®, and we have two product candidates, ferumoxytol and Combidex®.  Ferumoxytol, the Company’s key product candidate, is being developed for use as an intravenous, or IV, iron replacement therapeutic for the treatment of iron deficiency anemia in chronic kidney disease.  Combidex is our investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, or MRI, to aid in the differentiation of cancerous from normal lymph nodes.  Feridex I.V., the Company’s liver contrast agent, is approved and marketed in Europe, the United States and other countries.  GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in Europe, the United States and other countries.

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

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, or the SEC, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  Interim results are not necessarily indicative of the results of operations for the full year.  These interim financial statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Equity-Based Compensation

On October 1, 2005, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R “Share-Based Payment,” or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board, or the FASB, and the SEC Staff Accounting Bulletin 107, or SAB 107, in connection with accounting for the share-based compensation arrangements of our employees and certain directors.  These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.

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

Reclassifications

Certain amounts from the prior fiscal quarter have been reclassified to conform to the current quarter’s presentation.  The Company has changed from the direct method presentation of cash flows to the indirect method presentation of cash flows in order to conform to comparable industry presentations.

B.                                   Investments

We account for and classify our investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the guidance outlined in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115.  The determination of the appropriate classification by us is based on a variety of factors including management’s intent.

As of March 31, 2007, our investments amounted to $141.2 million, and consisted of various securities with effective maturity dates ranging up to 22 months, all of which were classified as either “held-to maturity” or “available-for-sale.”

The following table summarizes information relative to our investments (in thousands):

	March 31, 2007	September 30, 2006
Investments held-to-maturity
U.S. Treasury	$—	$9,760
U.S. Government Agencies	$20,764	$—
Auction Rate Securities	$—	$—
Commerical Paper	$33,734	$—
Total	$54,498	$9,760

Aggregate fair value	$54,473	$9,945

Gross unrecognized holding (losses)	$(25)	$—

Gross unrecognized holding gains	$—	$185

Net carrying amount (amortized cost)	$54,498	$9,760

Investments available-for-sale
Auction Rate Securities	$86,751	$—
Total	$86,751	$—

Aggregate fair value	$86,751	$—

Gross unrecognized holding (losses)	$—	$—

Gross unrecognized holding gains	$—	$—

Net carrying amount	$86,751	$—

Total Investments
U.S. Treasury	$—	$9,760
U.S. Government Agencies	$20,764	$—
Auction Rate Securities	$86,751	$—
Commerical Paper	$33,734	$—
Total	$141,249	$9,760

Aggregate fair value	$141,224	$9,945

Gross unrecognized holding (losses)	$(25)	$—

Gross unrecognized holding gains	$—	$185

Net carrying amount (amortized cost)	$141,249	$9,760

C.                                   Inventories

The major classes of inventories as of the end of the quarter and the fiscal year were as follows (in thousands):

	March 31, 2007	September 30, 2006
Raw materials	$271	$303
Work in process	24	52
Finished goods	24	15
Total inventories	$319	$370

D.                                   Income Taxes

There were no income tax provisions or benefits for the three- and six-month periods ended March 31, 2007 and 2006, as we incurred a net loss in all of those periods.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of March 31, 2007 and September 30, 2006.

E.                                     Net Loss per Share

We compute basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period.  Options to purchase a total of 1,157,873 and 1,113,603 shares of common stock that were outstanding as of March 31, 2007 and 2006, respectively, were excluded from the computation of diluted net loss per share because such options were anti-dilutive as we incurred a net loss in those periods.  In addition, 33,000 and 24,000 shares of common stock issuable upon the vesting of restricted stock units were outstanding as of March 31, 2007 and 2006, respectively, and were excluded from the computation of diluted net loss per share because such units were anti-dilutive as we incurred a net loss in those periods.

Warrants to purchase 261,780 shares of common stock, issued in July 2003 at an exercise price of $15.50 per share (of which 135,097 were exercised in the three months ended March 31, 2006), were excluded from the computation of diluted net loss per share for the three- and six-month periods ended March 31, 2006 because such warrants were anti-dilutive as we incurred a net loss in those periods.  In addition, warrants to purchase 359,999 shares of common stock, issued in June 2005 at an exercise price of $13.00 per share (of which 287,368 were exercised in the three months ended March 31, 2006), were also excluded from the computation of diluted net loss per share for the three- and six-month periods ended March 31, 2006 because such warrants were anti-dilutive as we incurred a net loss in those periods.  There were no warrants outstanding during the three- and six-month periods ended March 31, 2007.

The components of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2007	2006	2007	2006

Net loss (A)	$(10,203)	$(5,134)	$(17,644)	$(9,349)

Weighted average common shares outstanding (B)	14,160	10,334	13,262	10,108
Net loss per share:
Basic and diluted (A/B)	$(0.72)	$(0.50)	$(1.33)	$(0.92)

F.                                     Common Stock Transactions

In December 2006, we sold an aggregate of 2,103,000 shares of our common stock, $.01 par value per share, in an underwritten public offering at a price to the public of $62.00 per common share, resulting in gross proceeds of $130.4 million.  Net proceeds to us after deducting fees, commissions and other expenses related to the offering were $122.9 million.  The shares were issued pursuant to a shelf registration statement on Form S-3 and a registration statement filed pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended, or the Securities Act.

In March 2006, we sold an aggregate of 1,233,214 shares of our common stock, $.01 par value per share, in an underwritten public offering at a price to the public of $27.46 per common share, resulting in gross proceeds of $33.8 million.  Net proceeds to us after deducting fees, commissions and other expenses related to the offering were $31.7 million.  The shares were issued pursuant to our then existing shelf registration statement on Form S-3 and a registration statement filed pursuant to Rule 462(b) promulgated under the Securities Act.

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

As of March 31, 2007, we have granted options and restricted stock units covering 1,779,650 shares of common stock under the Amended and Restated 2000 Stock Plan, of which 164,050 stock options and no restricted stock units have expired or terminated, and 447,877 of which have been exercised.  The remaining number of outstanding options and restricted stock units pursuant to this plan as of March 31, 2007 was 1,134,723 and 33,000, respectively.  The remaining number of shares available for future grants as of March 31, 2007 was 384,400.  All outstanding options granted have an exercise price equal to the closing price of our common stock on the grant date and substantially all outstanding options have a ten year term.

Our standard stock option agreement allows for payment of the exercise price for vested stock options either through a cash remittance to us in exchange for newly issued shares, or through a non-cash exchange of previously issued shares held by the recipient in exchange for our newly issued shares.  The latter method results in no cash being received by us, but also results in a lower number of total shares subsequently being outstanding (as compared to a cash exercise), as a direct result of previously issued shares being exchanged in return for the issuance of new shares.  Shares returned to us in this manner are retired.

At our Annual Meeting of Stockholders held on February 6, 2007, our stockholders approved our 2006 Employee Stock Purchase Plan.  The plan authorizes the issuance of up to 100,000 shares of our common stock to eligible employees.  Under the terms of the 2006 Employee Stock Purchase Plan, which begins on June 1, 2007 and expires May 31, 2012, eligible employees may purchase shares (subject to certain plan and/or income tax limitations) in ten semi-annual offerings through payroll deductions of up to an annual maximum of 10% of the employee’s total compensation, including base pay or salary and any overtime, bonuses or commissions.  The first period of the plan commences on June 1, 2007 and ends November 30, 2007.  For the remainder of the plan, periods will consist of six-month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31.  The purchase price per share is the lesser of 85% of the fair market value of the stock on the first or last day of the plan period.  As of March 31, 2007, no shares have been issued under the 2006 Employee Stock Purchase Plan.

On November 7, 2006, the Board of Directors approved a revised plan of non-employee director compensation.  As part of this plan it is intended that on the first Tuesday of each November, each non-employee director will be granted an option to purchase $100,000 in value of shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2000 Stock Plan.  These options will vest in full on the date of grant, have an exercise price equal to the fair market value of a share of the Company’s common stock as of the date of grant, and have a ten year term.  The actual number of shares granted will be determined using a Black-Scholes option pricing model identical to that used by the Company for purposes of preparing its financial statements.  In lieu of the foregoing annual grant for the first year of service on the Board, each newly-elected non-employee director will be granted an option to purchase $250,000 in value of shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2000 Stock Plan on the date such director is elected to the Board.  These options will vest in four equal annual installments beginning one year from the date of grant, have an exercise price equal to the fair market value of a share of the Company’s common stock as of the date of grant, and have a ten-year term.  The actual number of shares granted will be determined using a Black-Scholes option pricing model.

At March 31, 2007, the amount of unrecorded expense associated with the adoption of SFAS 123R attributable to future periods for employee stock-based compensation was $16.3 million, of which $15.6 million was associated with stock options and $0.7 million was associated with restricted stock units.  Such amounts will be amortized, in varying amounts, to research and development or selling, general and administrative expense, on a straight line basis over a weighted average amortization period of approximately three years.  These future estimates are subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options.

H.            Concentration of Credit Risk

Our operations are located solely within the United States.  We perform ongoing credit evaluations of our customers and generally do not require collateral.  Four companies were responsible for approximately 99% of our revenue during the six months ended March 31, 2007.  Guerbet S.A., or Guerbet, represented approximately 34%, Cytogen Corporation, or Cytogen, represented approximately 26%, Berlex Laboratories, Inc., or Berlex, represented approximately 25%, and Tyco Healthcare, or Tyco, represented approximately 14% of our revenue during the six months ended March 31, 2007.  Three companies were responsible for approximately 87% of our revenue during the six months ended March 31, 2006.  Guerbet represented approximately 48%, Berlex represented approximately 27%, and Tyco represented approximately 12% of our revenue during the six months ended March 31, 2006.  No other company accounted for more than 10% of our total revenues for the six months ended March 31, 2007.

Tyco represented approximately 99% and 93% of our trade receivables at March 31, 2007 and September 30, 2006, respectively.  Revenues from customers and licensees outside of the United States, principally in Europe, South Korea and Japan, amounted to 35% and 55% of our total revenues for the six months ended March 31, 2007 and 2006, respectively.

I.                                        Recently Issued and Proposed Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, entitled, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.”  FIN 48, and related pronouncements, specifically clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with the provisions of FASB 109, “Accounting for Income Taxes.”  The adoption of the provisions of these pronouncements, which become effective for fiscal years that begin on or after December 15, 2006, is not expected to have a material impact on our financial position or results of operations.  In February 2007, the FASB issued proposed FASB Staff Position No. FIN 48-a, “Definition of Settlement in FASB Interpretation No. 48.”  This proposal would amend FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Accordingly we are in the process of evaluating the impact of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” or SFAS 159.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, thereby providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The amendment to SFAS 115 applies to all entities with available-for-sale and trading securities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Accordingly we are in the process of evaluating the impact of SFAS 159.

J.                                     Commitments and Contingencies

Legal Proceedings

On January 25, 2006, Cytogen filed a lawsuit against us in Massachusetts Superior Court.  The complaint included claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment relating to a license and marketing agreement entered into in August 2000 between us and Cytogen.  We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act.  On February 15, 2007, we settled the lawsuit with Cytogen.  As a result, on February 15, 2007, each party dropped all claims against the other, and all agreements between the parties were terminated.  Under the terms of the settlement, we paid Cytogen $4.0 million in cash and released to Cytogen 50,000 shares of Cytogen common stock held in escrow under the terms of the original license and marketing agreement.

Facility Lease and Related Letter of Credit

On February 28, 2006, we entered into a lease agreement with CambridgePark 125 Realty Corporation, for certain real property located on the 6th Floor at 125 CambridgePark Drive, Cambridge, Massachusetts. The lease has a three year term, with an additional partial month at the beginning of the term and provides for one option to extend the lease for a two year period. Under the terms of the lease, we are required to pay the landlord approximately $15,600 per calendar month for the first year of the term (plus the partial month at the beginning of the term), approximately $16,300 per calendar month for the next year of the term and approximately $17,000 per calendar month for the last year of the term. In addition to rent, we are also required to pay a proportionate share of the landlord’s annual operating costs and electricity. The rent for any extension term will be determined at the time of the exercise of the option under terms set out in the lease.

On November 29, 2006, we entered into an amendment to our lease with CambridgePark 125 Realty Corporation, for the purpose of securing the rental of an additional 8,154 square feet of executive office space on the 2nd Floor at 125 CambridgePark Drive on a coterminous basis with our existing lease.  Under the terms of the lease amendment, we are required to pay the landlord approximately $18,300 per calendar month for the first year of the amended lease for the additional space, approximately $19,000 per calendar month for the second year of the amended lease for the additional space, and approximately $19,700 per calendar month for the remaining term of the amended lease for the additional space.  All of the other terms and conditions of the original lease apply to the additional rented space.  In addition to rent, we are also required to pay a proportionate share of the landlord’s annual operating costs and electricity.  The rent for any extension term will be determined at the time of the exercise of the option under terms set out in the lease.

In accordance with FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense is being recognized in the financial statements on a straight-line basis over the lease term, excluding extension periods. In accordance with FASB Technical Bulletin No. 88-13, “Issues Relating to Accounting for Leases,” and other related interpretations, lease incentives granted to us by the lessor pursuant to the lease amendment are being accounted for on a straight-line basis over the remaining term of the amended lease for the additional space.  In addition, in fulfillment of a security deposit requirement for both the original space and the additional space, we issued a $33,949 irrevocable letter of credit to the landlord. This amount is classified on the accompanying balance sheet as a long-term asset and is restricted in its use.

Other

We are a party to an agreement with FoxKiser Development Partners LLC, or FoxKiser, one of our regulatory consultants for Combidex, which provides for certain royalty payments to FoxKiser based on future commercial product sales of Combidex, if any.

K.            Subsequent Events

On May 1, 2007, Jerome Goldstein, the Executive Chairman of the Board of Directors and founder of our company, retired as an officer and director of our company.  In connection with his retirement, Mr. Goldstein entered into a separation agreement with us whereby he received $85,000 plus accrued salary and vacation through May 1, 2007.  In addition, effective May 1, 2007, Mr. Goldstein’s November 7, 2006 option to purchase 50,000 shares was accelerated to become vested and immediately exercisable with respect to 25,000 shares.  The option agreement with respect to the November 7, 2006 grant was amended to make the vested portion of that option grant exercisable until December 31, 2007.

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

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expects,” “intends,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.  Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.  Any forward-looking statement should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and those risks identified in our other Securities and Exchange Commission, or SEC, filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in Company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Advanced Magnetics, Inc., or the Company, was incorporated in Delaware in November 1981 and is a biopharmaceutical company engaged in the development and commercialization of therapeutic iron compounds to treat anemia, as well as novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease.  We have two approved products, Feridex I.V.® and GastroMARK®, and two product candidates, ferumoxytol and Combidex®.

Ferumoxytol, the Company’s key product candidate, is being developed for use as an intravenous, or IV, iron replacement therapeutic for the treatment of iron deficiency anemia in chronic kidney disease, or CKD.  We have completed enrollment in all four of our planned pivotal Phase III clinical studies for ferumoxytol as an IV iron replacement therapeutic.  Two of the completed studies were identical efficacy and safety studies each of which enrolled 304 non-dialysis CKD patients comparing two doses of 510 mg ferumoxytol to daily oral iron.  The third completed study was a safety study in 750 non-dialysis dependent CKD and dialysis-dependent CKD patients comparing a single dose of 510 mg ferumoxytol to placebo.

We presented Phase III data from the second of the two identical efficacy and safety studies in non-dialysis dependent CKD patients as well as data from the 750 patient safety study in both dialysis-dependent and non-dialysis dependent CKD patients at the National Kidney Foundation’s Spring Clinical Meeting in April 2007.  The efficacy and safety study results demonstrated a statistically significant achievement of all primary and secondary endpoints.  Additionally, the findings from the 750 patient safety study supported that ferumoxytol was well tolerated in subjects with CKD.

The final study, in which enrollment was completed in March 2007, is a 230 patient multi-center efficacy and safety study in hemodialysis-dependent CKD patients comparing two doses of 510 mg ferumoxytol to daily oral iron.  Based on our current estimates of the timing of our efforts to prepare and finalize the submission of the New Drug Application, or NDA, for ferumoxytol, we currently plan to submit the NDA for ferumoxytol as an IV iron replacement therapeutic in patients with CKD to the U.S. Food and Drug Administration, or the FDA, during the fourth calendar quarter of  2007.

Combidex, our other product under development, is an investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, or MRI, to aid in the differentiation of cancerous from normal lymph nodes.  In March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions.  We are working with our European partner, Guerbet, S.A, or Guerbet, on the potential presentation to the FDA of additional data from a Phase III study sponsored by Guerbet in Europe in patients with pelvic cancers, including prostate, bladder, cervical and uterus cancer, which, together with other additional information we intend to provide to the FDA, we hope will address the concerns raised in the March 2005 approvable letter.  In December 2006, Guerbet announced that it submitted to the European Agency for the Evaluation of Medicinal Products, a marketing authorization application, the European equivalent of an NDA, seeking approval for Combidex under the tradename SineremTM as an aid in the differentiation of lymph nodes in patients with pelvic cancers, including prostate, bladder and uterus cancer.  We plan to announce our strategy for responding to the March 2005 approvable letter during second half of calendar year 2007.  However, until our evaluation of the additional data from Guerbet is complete and we meet with the FDA to discuss our intended response to the March 2005 approvable letter, we cannot predict with certainty the timing or likelihood of our ability to satisfy the conditions specified by the FDA for approval of Combidex.

Feridex I.V., our liver contrast agent, is currently approved and marketed in Europe, the United States and other countries.  GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is also approved and marketed in Europe, the United States and other countries.

Results of Operations for the Three-Month Period Ended March 31, 2007 as Compared to the Three-Month Period Ended March 31, 2006

Revenues

Total revenues were $0.9 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively, representing an increase of approximately 28%.  The increase in revenues was primarily the result of an increase in the recognition of deferred license fee revenue from a license and marketing agreement covering Combidex, partially offset by decreased sales of Feridex I.V. and GastroMARK by our marketing partners.  Four companies were responsible for 100% of our revenue during the three months ended March 31, 2007.  Cytogen Corporation, or Cytogen, represented approximately 39%, Guerbet represented approximately 26%, Berlex Laboratories, Inc., or Berlex, represented approximately 22%, and Tyco Healthcare, or Tyco, represented approximately 13% of our revenue during the three months ended March 31, 2007.  Three companies were responsible for approximately 88% of our revenue during the three months ended March 31, 2006.  Guerbet represented approximately 46%, Berlex represented approximately 26% and Tyco represented approximately 16% of our revenue for the three months ended March 31, 2006.

Our revenues for the three months ended March 31, 2007 and 2006 consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2007	2006	$ Change	% Change
Revenues:
License fees	$542	$229	$313	>100%
Royalties	77	79	(2)	-2%
Product sales	294	406	(112)	-28%
Total revenues	$913	$714	$199	28%

License Fee Revenue

All of our license fee revenue for the three months ended March 31, 2007 and 2006 consisted of license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

In August 2000, we entered into a license and marketing agreement with Cytogen in which, among other things, we granted Cytogen exclusive United States marketing rights to Combidex.  At the time of signing that agreement, we received shares of common stock of Cytogen with a market value of $13.5 million as a non-refundable licensing fee.  Revenue associated with this fee was recognized over the development period of the products subject to the agreement as costs were incurred.  The entire amount of the license fee was booked as deferred revenue upon signing the agreement.  On February 15, 2007, as part of the settlement of a lawsuit with Cytogen, the license and marketing agreement with Cytogen was terminated.  Therefore, the remainder of the deferred revenue associated with this agreement, $0.4 million, was recognized during the three months ended March 31, 2007 compared to $45,000 recognized in the three months ended March 31, 2006.

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

Total license fee revenue for the three months ended March 31, 2007 and 2006 was recognized as follows (in thousands):

	Three-Month Periods Ended March 31,
	2007	2006	$ Change	% Change
License fee revenue recognized in connection with the Cytogen agreement	$358	$45	$313	>100%
License fee revenue recognized in connection with the Berlex agreement	184	184	—	—
Total	$542	$229	$313	>100%

Product Sale Revenue

Product sale revenue for the three months ended March 31, 2007 and 2006 consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2007	2006	$ Change	% Change
Feridex I.V.	$—	$24	$(24)	-100%
GastroMARK	159	382	(223)	-58%
Combidex	135	—	135	N/A
Total	$294	$406	$(112)	-28%

The decrease in product sale revenue for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily the result of a decrease in sales of both Feridex I.V. and GastroMARK to our marketing partners partially offset by an increase in the sale of bulk Combidex to one of our foreign marketing partners for research and development purposes.  Product sales fluctuate from period to period largely as a result of unpredictable annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners.  Due to the historically low volume of our product sales, the impact of inflation is immaterial.  We expect revenue from product sales will continue to fluctuate from period to period as a result of these factors.

Costs and Expenses

Cost of Product Sales

We incurred costs of $0.2 million associated with product sales during the three months ended March 31, 2007 compared to costs of $51,000 associated with product sales during the three months ended March 31, 2006.  This constituted approximately 53% and 13% of product sales during the three months ended March 31, 2007 and 2006, respectively.  The increase in cost of product sales is due primarily to the sale of bulk Combidex at cost to one of our foreign marketing partners for research and development purposes in the three months ended March 31, 2007.  The cost of product sales and therefore our gross margins are dependent on the mix of customers, prices we charge for our products, product mix, changes in unit volume and production efficiencies.

Research and Development Expenses

Research and development expenses include external expenses, such as costs of clinical trials, contract research and development expenses, consulting and professional fees and expenses, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of limited quantities of product needed to support research and development efforts, related costs of facilities, and other general costs related to research and development.

Research and development expenses for the three months ended March 31, 2007 and 2006 consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2007	2006	$ Change	% Change
External Research and Development Expenses
Ferumoxytol as an Iron Replacement Therapeutic	$2,998	$2,186	$812	37%
Ferumoxytol in MRA	—	164	(164)	-100%
Combidex	161	80	81	100%
Other external costs	168	123	45	37%
Total	$3,327	$2,553	$774	30%

Internal Research and Development Expenses	2,814	1,517	1,297	85%

Total Research and Development Expenses	$6,141	$4,070	$2,071	51%

Total research and development expenses incurred in the three months ended March 31, 2007 amounted to $6.1 million, an increase of $2.1 million from the same period in the prior fiscal year.  Of the $2.1 million increase, $0.8 million was attributable to an increase in external costs and $1.3 million was attributable to an increase in internal costs.  We expect research and development expenses to continue to increase for the remainder of fiscal 2007 as we complete our Phase III clinical trials, prepare for our ferumoxytol NDA submission and finalize our plan for responding to the March 2005 approvable letter we received from the FDA with respect to Combidex.

The $0.8 million increase in external costs for the three months ended March 31, 2007 as compared to the same period in the prior fiscal year was due primarily to an increase in expenditures associated with the development program for ferumoxytol as an IV iron replacement therapeutic as we moved our Phase III clinical trials toward completion.

The $1.3 million increase in internal costs for the three months ended March 31, 2007 as compared to the same period in the prior fiscal year was due primarily to higher compensation related costs as a result of hiring additional research and development personnel and the implementation of a company-wide bonus plan in fiscal 2007. There were no company-wide bonus plans in place during the three months ended March 31, 2006.  There was also an increase of $0.2 million in our non-cash stock based compensation charge in the three months ended March 31, 2007, compared to the same period in the prior fiscal year.

Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of $6.5 million related to pre-clinical and toxicology studies of ferumoxytol.  Since the end of fiscal 2000 and through the three months ended March 31, 2007, we incurred aggregate external research and development expenses of $33.2 million related to pre-clinical activities and clinical trials in connection with ferumoxytol.  We currently estimate that the future cost of the external efforts necessary to complete development prior to the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic for the treatment of anemia in CKD patients in the U.S. will be in the range of approximately $7.0 to $9.0 million over approximately the next 6 to 9 months.  Our external costs could increase if we experience unexpected results from our clinical sites or inadequate performance or errors by third party service providers.  External costs could also increase if we need to increase the scope and/or budget of the services provided by third parties, if there are deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic.

We incurred total research and development expenses of $13.5 million through the end of fiscal 2000 in connection with the development of Combidex.  Since fiscal 2000 and through the three months ended March 31, 2007, we incurred additional external research and development expenses of $1.6 million, as well as additional internal research and development costs related to our efforts to obtain FDA approval for Combidex.  We cannot predict with certainty the timing or cost of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all.  However, we expect that both our internal and external research and development expenses will increase as we finalize our strategy for responding to the March 2005 approvable letter with respect to Combidex.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2007	2006	$ Change	% Change
Compensation, payroll taxes and benefits	$1,759	$1,379	$380	28%
Professional and consulting fees and other expenses	1,032	604	428	71%
Total	$2,791	$1,983	$808	41%

The increase in selling, general and administrative expenses for the three months ended March 31, 2007 as compared to the same period in the prior fiscal year was due primarily to costs associated with the establishment of our commercial operations function, including the professional staff and consultants hired to assist in preparation for the potential commercialization of ferumoxytol as an IV iron replacement therapeutic.  There was also an increase of $0.3 million in our non-cash stock based compensation charge in the three months ended March 31, 2007, compared to the same period in the prior fiscal year.

We expect selling, general and administrative expenses to continue to increase over the remainder of fiscal 2007 as we continue our efforts to recruit additional staff, including sales and marketing professionals and consultants to assist in preparation for the potential commercialization of ferumoxytol as an IV iron replacement therapeutic.

Other Income (Loss)

Other income (loss) for the three months ended March 31, 2007 and 2006 consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2007	2006	$ Change	% Change
Interest income	$1,973	$278	$1,695	>100%
Amortization of premiums on purchased investments	—	(22)	22	-100%
Litigation settlement	(4,000)	—	(4,000)	N/A
Total Other Income (Loss)	$(2,027)	$256	$(2,283)	<-10	0%

The decrease in other income (loss) in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was primarily attributable to amounts paid in the settlement of a lawsuit with Cytogen partially offset by an increase in interest income related to funds being invested in higher interest-bearing investments, combined with a higher average total dollar amount of invested funds in the three months ended March 31, 2007 as compared to the same period in the prior fiscal year as a result of our March 2006 and December 2006 financings.

Income Taxes

We had no income tax provision for the three months ended March 31, 2007 and 2006, as we incurred a net loss in each of those fiscal quarters.  Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of March 31, 2007 and 2006 against these assets.

Net Loss

For the reasons stated above, there was a net loss of ($10.2) million, or ($0.72) per basic and diluted share, for the three months ended March 31, 2007 compared to a net loss of ($5.1) million, or ($0.50) per basic and diluted share for the three months ended March 31, 2006.

Results of Operations for the Six-Month Period Ended March 31, 2007 as Compared to the Six-Month Period Ended March 31, 2006

Revenues

Total revenues for the six months ended March 31, 2007 were $1.5 million compared to $1.4 million for the six months ended March 31, 2006.  The increase in revenues was primarily the result of an increase in the recognition of deferred license fee revenue from a license and marketing agreement covering Combidex, partially offset by decreased sales of Feridex I.V. and GastroMARK by our marketing partners.  Four companies were responsible for approximately 99% of our revenue during the six months ended March 31, 2007.  Guerbet represented approximately 34%, Cytogen represented approximately 26%, Berlex represented approximately 25% and Tyco represented approximately 14% of our revenue during the six months ended March 31, 2007.

Our revenues for the six months ended March 31, 2007 and 2006 consisted of the following (in thousands):

	Six-Month Periods Ended March 31,
	2007	2006	$ Change	% Change
Revenues:
License fees	$764	$453	$311	69%
Royalties	121	126	(5)	-4%
Product sales	646	799	(153)	-19%
Total revenues	$1,531	$1,378	$153	11%

License Fee Revenue

License fee revenue for the six months ended March 31, 2007 and 2006 consisted of license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

During the six months ended March 31, 2007 our revenue associated with the Cytogen agreement increased as compared with the six months ended March 31, 2006.  On February 15, 2007, as part of the settlement of a lawsuit with Cytogen, the license and marketing agreement with Cytogen was terminated.  Therefore, the remainder of the deferred revenue associated with this agreement, $0.4 million, was recognized during the six months ended March 31, 2007 compared to $84,000 recognized in the six months ended March 31, 2006.

Total license fee revenue for the six months ended March 31, 2007 and 2006 was recognized as follows (in thousands):

	Six-Month Periods Ended March 31,
	2007	2006	$ Change	% Change
License fee revenue recognized in connection with the Cytogen agreement	$395	$84	$311	>100%
License fee revenue recognized in connection with the Berlex agreement	369	369	—	—
Total	$764	$453	$311	69%

Product Sale Revenue

Product sale revenue for the six months ended March 31, 2007 and 2006 consisted of the following (in thousands):

	Six-Month Periods Ended March 31,
	2007	2006	$ Change	% Change
Feridex I.V.	$(2)	$48	$(50)	<-100%
GastroMARK	237	650	(413)	-63%
Combidex	411	101	310	>100%
Total	$646	$799	$(153)	-19%

The decrease in product sale revenue in the six months ended March 31, 2007 as compared to the six months ended March 31, 2006 was primarily the result of a decrease in sales of GastroMARK and Feridex I.V. to our marketing partners, partially offset by an increase in sales of bulk Combidex to one of our foreign marketing partners for research and development purposes.  Product sales may fluctuate from period to period.  Fluctuations in our product sales are largely attributable to unpredictable annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners.  We expect revenue from product sales will continue to fluctuate from period to period as a result of these factors.

Costs and Expenses

Cost of Product Sales

We incurred costs of $0.4 million associated with product sales during the six months ended March 31, 2007 compared to costs of $0.2 million associated with product sales during the same period in the prior fiscal year.  This constituted approximately 69% and 22% of product sales during the six months ended March 31, 2007 and 2006, respectively.  The increase in cost of product sales is due primarily to the sale of bulk Combidex at cost to one of our foreign marketing partners for research and development purposes.

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2007 and 2006 consisted of the following (in thousands):

	Six-Month Periods Ended March 31,
	2007	2006	$ Change	% Change
External Research and Development Expenses
Ferumoxytol as an Iron Replacement Therapeutic	$6,816	$3,946	$2,870	73%
Ferumoxytol in MRA	—	209	(209)	-100%
Combidex	236	175	61	35%
Other external costs	296	160	136	85%
Total	$7,348	$4,490	$2,858	64%

Internal Research and Development Expenses	5,186	2,651	2,535	96%

Total Research and Development Expenses	$12,534	$7,141	$5,393	76%

Total research and development expenses incurred in the six months ended March 31, 2007 amounted to $12.5 million, an increase of $5.4 million from the same period in the prior fiscal year.  Of the $5.4 million increase, $2.9 million was attributable to an increase in external costs and $2.5 million was attributable to an increase in internal costs.  We expect research and development expenses to continue to increase for the remainder of fiscal 2007 as we complete our Phase III clinical trials, prepare for our ferumoxytol NDA submission and finalize our plan for responding to the March 2005 approvable letter we received from the FDA with respect to Combidex.

The $2.9 million increase in external costs for the six months ended March 31, 2007 as compared to the same period in the prior fiscal year was due primarily to an increase in expenditures associated with the development program for ferumoxytol as an IV iron replacement therapeutic as we moved our Phase III clinical trials toward completion.

The $2.5 million increase in internal costs for the six months ended March 31, 2007 as compared to the same period in the prior fiscal year was due primarily to higher compensation related costs as a result of hiring additional research and development personnel and the implementation of an annual compensation program for our employees, which provided retroactive bonuses for fiscal 2006 and a company-wide bonus program for fiscal 2007.  The increase includes amounts for the full bonus for fiscal 2006 and an accrual of the pro rata fiscal 2007 bonuses.  There were no company-wide bonus plans in place during the six months ended March 31, 2006.  There was also an increase of $0.5 million in our non-cash stock based compensation charge in the six months ended March 31, 2007 compared to the same period in the prior fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2007 and 2006 consisted of the following (in thousands):

	Six-Month Periods Ended March 31,
	2007	2006	$ Change	% Change
Compensation, payroll taxes and benefits	$3,020	$2,754	$266	10%
Professional and consulting fees and other expenses	1,968	1,090	878	81%
Total	$4,988	$3,844	$1,144	30%

The increase in selling, general and administrative expenses for the six months ended March 31, 2007 as compared to the same period in the prior fiscal year was primarily due to costs associated with the establishment of our commercial operations function, including the professional staff and consultants hired to assist in preparation for the potential commercialization of ferumoxytol as an IV iron replacement therapeutic, and the implementation of an annual compensation program for our employees which provided retroactive bonuses for fiscal 2006 and a company-wide bonus program for fiscal 2007.  The increase includes amounts for the full bonus for fiscal 2006 and an accrual of the pro rata fiscal 2007 bonuses.  There were no company-wide bonus plans in place during the six months ended March 31, 2006. These increases were partially offset by a $0.8 million decrease in the non-cash stock based compensation in the six months ended March 31, 2007 compared to the same period in the prior fiscal year.

We expect selling, general and administrative expenses to continue to increase over the remainder of fiscal 2007 as we continue our efforts to recruit additional staff, including sales and marketing professionals and consultants to assist in preparation for the potential commercialization of ferumoxytol as an IV iron replacement therapeutic.

Other Income (Loss)

Other income (loss) for the six months ended March 31, 2007 and 2006 consisted of the following (in thousands):

	Six-Month Periods Ended March 31,
	2007	2006	$ Change	% Change
Interest income	$2,791	$497	$2,294	>100%
Amortization of premiums on purchased investments	—	(66)	66	-100%
Litigation settlement	(4,000)	—	(4,000)	N/A
Total Other Income (Loss)	$(1,209)	$431	$(1,640)	<-10	0%

The decrease in other income (loss) in the six months ended March 31, 2007, as compared to the six months ended March 31, 2006, was primarily attributable to amounts paid in the settlement of a lawsuit involving Cytogen, partially offset by an increase in interest income related to funds being invested in higher interest-bearing investments, combined with a higher average total dollar amount of invested funds in the six months ended March 31, 2007 as compared to the same period in the prior fiscal year as a result of our March 2006 and December 2006 financings.

Income Taxes

We had no annualized income tax provision for the six months ended March 31, 2007 and March 31, 2006, as we incurred a net loss in each of those periods.  Due to the uncertainty of the realizability of our deferred tax assets, including loss carryforwards, a full valuation allowance has been recorded as of March 31, 2007 and 2006 against these assets.

Net Loss

For the reasons stated above, there was a net loss of ($17.6) million, or ($1.33) per basic and diluted share, for the six months ended March 31, 2007 compared to a net loss of ($9.3) million, or ($0.92) per basic and diluted share for the six months ended March 31, 2006.

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

•       costs associated with our pursuit of approval for ferumoxytol as an IV iron replacement therapeutic in Europe and other countries;

•       our ability to successfully obtain regulatory approvals for our products;

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

As of March 31, 2007, our investments consisted of fixed income investments in U.S. treasury, U.S. government agencies, auction rate securities, and commercial paper from U.S. corporations.  Cash and cash equivalents (which consist of cash on hand, money market funds and U.S. Treasury Bills having an original maturity of less than three months) and investments consisted of the following (in thousands):

	March 31,	September 30,
	2007	2006	$ Change	% Change
Cash and cash equivalents	$4,404	$32,313	$(27,909)	-86%
Short-term investments	132,486	9,760	122,726	>100%
Long-term investments	8,763	—	8,763	N/A
Total cash, cash equivalents and investments	$145,653	$42,073	$103,580	>100%

The significant increase in cash, cash equivalents and investments as of March 31, 2007 compared to September 30, 2006 is primarily the result of the receipt of net proceeds of $122.9 million from our December 2006 public offering of common stock.  As of March 31, 2007, we believe that our cash, cash equivalents, and investments, combined with cash we currently expect to receive from other sources, will be sufficient to satisfy our future cash flow needs for at least the next twelve months, including projected operating expenses and research and development costs related to our development program for ferumoxytol as an IV iron replacement therapeutic.

Net cash used in operating activities was $20.2 million in the six months ended March 31, 2007 compared to $6.5 million in the six months ended March 31, 2006, an increase of $13.7 million.  This increase was due to higher payments made to research and development service providers associated with our ongoing clinical trials, a $4.0 million settlement payment to Cytogen, an increase in compensation related expenses associated with the hiring of additional employees for research and development and commercial operations, and bonus payments made to our employees for the fiscal year 2006.

We anticipate cash used in operating activities will increase in future periods as we continue to advance our ongoing development program for ferumoxytol as an IV iron replacement therapeutic, including our preparation of our NDA submission for ferumoxytol, our development of new indications for ferumoxytol in the United States, and/or our planning and initiation of clinical trials outside the United States, our continued expansion of our commercial organization in support of ferumoxytol, our efforts to qualify second source suppliers and manufacturers of ferumoxytol, and finalization of our strategy for responding to the FDA’s March 2005 approvable letter with respect to Combidex.

In addition to our internal research and development costs, we currently estimate that the future cost of the external efforts necessary to complete development prior to the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic for the treatment of anemia in CKD patients in the U.S. will be in the range of approximately $7.0 to $9.0 million over approximately the next 6 to 9 months.  Our external costs could increase if we experience unexpected results from our clinical sites or inadequate performance or errors by third party service providers.  External costs could also increase if we need to increase the scope and/or budget of the services provided by third parties, if there are deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic.  We also expect that both our internal and external research and development expenses will increase as we finalize our plan for responding to the March 2005 approvable letter with respect to Combidex.

Cash used in investing activities was $132.2 million in the six months ended March 31, 2007 compared to $5.9 million in the six months ended March 31, 2006, an increase of $126.3 million.  The increase was due primarily to the purchase of investments in connection with proceeds received from our December 2006 financing.  Our capital expenditures in the six months ended March 31, 2007 increased by $0.2 million compared to the six months ended March 31, 2006 due to expenditures for furniture, fixtures and telecommunications equipment associated with our November 2006 lease of additional office space.

Cash provided by financing activities was $124.4 million in the six months ended March 31, 2007 compared to $33.8 million in the six months ended March 31, 2006, an increase of $90.6 million.  On December 13, 2006, we sold 2,103,000 shares of our common stock in an underwritten public offering.  Net proceeds to us from the financing were $122.9 million after deducting external transaction costs directly associated with the common stock offering.  The shares were issued pursuant to a shelf registration statement on Form S-3 and a registration statement filed pursuant to Rule 462(b) promulgated under the Securities Act.

Facility Lease and Related Letter of Credit

On February 28, 2006, we entered into a lease agreement with CambridgePark 125 Realty Corporation, for certain real property located on the 6th Floor at 125 CambridgePark Drive, Cambridge, Massachusetts. The lease has a three year term, with an additional partial month at the beginning of the term and provides for one option to extend the lease for a two year period. Under the terms of the lease, we are required to pay the landlord approximately $15,600 per calendar month for the first year of the term (plus the partial month at the beginning of the term), approximately $16,300 per calendar month for the next year of the term and approximately $17,000 per calendar month for the last year of the term. In addition to rent, we are also required to pay a proportionate share of the landlord’s annual operating costs and electricity. The rent for any extension term will be determined at the time of the exercise of the option under terms set out in the lease.

On November 29, 2006, we entered into an amendment to our lease with CambridgePark 125 Realty Corporation, for the purpose of securing the rental of an additional 8,154 square feet of executive office space on the 2nd Floor at 125 CambridgePark Drive on a coterminous basis with our existing lease.  Under the terms of the lease amendment, we are required to pay the landlord approximately $18,300 per calendar month for the first year of the amended lease for the additional space, approximately $19,000 per calendar month for the second year of the amended lease for the additional space, and approximately $19,700 per calendar month for the remaining term of the amended lease for the additional space.  All of the other terms and conditions of the original lease apply to the additional rented space.  In addition to rent, we are also required to pay a proportionate share of the landlord’s annual operating costs and electricity.  The rent for any extension term will be determined at the time of the exercise of the option under terms set out in the lease.  In addition, in fulfillment of a security deposit requirement for both the original space and the additional space, we issued a $33,949 irrevocable letter of credit to the landlord. This amount is classified on the balance sheet as a long-term asset and is restricted in its use.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements as defined by SEC rules and regulations.  Warrants to purchase 126,683 shares of common stock, issued in July 2003 at an exercise price of $15.50 per share, and warrants to purchase 72,631 shares of common stock, issued in June 2005 at an exercise price of $13.00 per share were outstanding as of March 31, 2006.  There were no warrants outstanding as of March 31, 2007.

Impact of Recently Issued and Proposed Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, entitled, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.”  FIN 48, and related pronouncements, specifically clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with the provisions of FASB 109, “Accounting for Income Taxes.”  The adoption of the provisions of these pronouncements, which become effective for fiscal years that begin on or after December 15, 2006, is not expected to have a material impact on our financial position or results of operations.  In February 2007, the FASB issued proposed FASB Staff Position No. FIN 48-a, “Definition of Settlement in FASB Interpretation No. 48.”  This proposal would amend FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Accordingly we are in the process of evaluating the impact of SFAS 157.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” or SFAS 159.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, thereby providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Accordingly we are in the process of evaluating the impact of SFAS 159.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2007, we invested a portion of our surplus cash in fixed income investments in U.S. treasury, U.S. government agencies, auction rate securities and commercial paper from U.S. corporations.  These investments are subject to interest rate risk and will fall in value if market interest rates increase.  However, even if market interest rates for comparable investments were to hypothetically increase immediately and uniformly by 10% from levels at March 31, 2007, then this would have resulted in a hypothetical decline in the fair value of our investments of approximately $0.7 million.

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and our principal financial and accounting officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934, as amended, or the Exchange Act,  Rule 13a-15(e), or Rule 15d-15(e), with the participation of our management, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.

Our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On January 25, 2006, Cytogen Corporation, or Cytogen, filed a lawsuit against us in Massachusetts Superior Court.  The complaint included claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment relating to a license and marketing agreement entered into in August 2000 between us and Cytogen.  We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act.  On February 15, 2007, we settled the lawsuit with Cytogen.  As a result, on February 15, 2007, each party dropped all claims against the other, and all agreements between the parties were terminated.  Under the terms of the settlement, we paid Cytogen $4.0 million in cash and released to Cytogen 50,000 shares of Cytogen common stock held in escrow under the terms of the original license and marketing agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchases of equity securities during the three months ended March 31, 2007.

The following table provides information about purchases by us during the three months ended March 31, 2007 of our equity securities that are registered pursuant to Section 12 of the Exchange Act.  Other than as set forth below, no purchases were made during the quarter by or on behalf of us by any person or entity acting, directly or indirectly, in concert with us for the purpose of acquiring our securities or by an affiliate of ours who, directly or indirectly, controls our purchases of such securities, whose purchases are controlled by us, or whose purchases are under common control with ours.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

January 1, 2007 through January 31, 2007	7,542	$61.00	—	—

February 1, 2007 through February 28, 2007	792	$62.51	—	—

March 1, 2007 through March 31, 2007	100	$60.98	—	—

Total	8,434	$61.14	—	—

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

Item 4.            Submission of Matters to a Vote of Security Holders

On February 6, 2007, we held our Annual Meeting of Stockholders.

Votes “FOR” represented affirmative votes and do not include abstentions or broker non-votes.  In cases where a signed proxy was submitted without designation, the shares represented by the proxy were voted “FOR” the proposal in the manner described in the Proxy Statement delivered to the holders of shares of our common stock on the record date (December 11, 2006).  On the record date established for the meeting, 11,961,288 shares of our common stock were issued and outstanding.

At the meeting, the stockholders acted upon the election of directors.  Voting results were as follows:

Matter	For	Against	Withheld	Abstain

1. Election of Directors
Jerome Goldstein	11,306,893	—	154,115	—
Michael D. Loberg	8,917,879	—	2,543,129	—
Michael Narachi	11,182,502	—	278,506	—
Brian J.G. Pereira, MD	11,371,522	—	89,486	—
Davey S. Scoon	11,014,096	—	446,912	—
Mark Skaletsky	10,875,572	—	585,436	—
Ron Zwanziger	11,182,452	—	278,556	—

At the meeting, stockholders also acted upon a proposal to approve our 2006 Employee Stock Purchase Plan.  Voting results were as follows:

For	Against	Abstain	Broker Non- Votes

7,145,371	419,650	7,160	3,888,827

Item 5. Other Information

On May 1, 2007, Jerome Goldstein, the Executive Chairman of the Board of Directors and founder of our company, retired as an officer and director of our company.  In connection with his retirement, Mr. Goldstein entered into a separation agreement with us whereby he received $85,000 plus accrued salary and vacation through May 1, 2007.  In addition, effective May 1, 2007, Mr. Goldstein’s November 7, 2006 option to purchase 50,000 shares was accelerated to become vested and immediately exercisable with respect to 25,000 shares.  The option agreement with respect to the November 7, 2006 grant was amended to make the vested portion of that option grant exercisable until December 31, 2007.

As of May 1, 2007, Mark Skaletsky, a member of our Board of Directors, assumed the role of Chairman of the Board.

On April 5, 2007, we announced the appointment of David Arkowitz as our new Chief Financial Officer, Chief Business Officer and Treasurer.  Prior to joining the Company, Mr. Arkowitz served as Chief Financial Officer and Treasurer at Idenix Pharmaceuticals, Inc. for three years.  Prior to his tenure at Idenix, Mr. Arkowitz was with Merck & Co., a pharmaceutical company, where he served as Vice President and Controller of the U.S. sales and marketing division from September 2002 to December 2003, Controller of the global research and development division from April 2000 to September 2002, and as Vice President of Finance and Business Development of the Canadian subsidiary of Merck & Co. from July 1997 to April 2000.  Mr. Arkowitz holds an M.B.A. from Columbia University and a B.A. from Brandeis University.

Item 6. Exhibits.

(a) List of Exhibits

Exhibit Number		Description

10.1	+	Advanced Magnetics, Inc. 2006 Employee Stock Purchase Plan.
10.2	+	Agreement between the Company and FoxKiser Development Partners LLC dated as of April 19, 2002.
10.3	+	Amendment to Agreement between the Company and FoxKiser Development Partners LLC dated as of January 25, 2005.
10.4

Settlement Agreement between the Company and Cytogen Corporation dated as of February 15, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2007, file No. 0-14732.)

31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+       Exhibits marked with a plus sign (“+”) are filed herewith.

++    Exhibits marked with a double plus sign (“++”) are furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MAGNETICS, INC.

By:	/s/ BRIAN J.G. PEREIRA
Brian J.G. Pereira,
Chief Executive Officer, President and Director

Date: May 8, 2007

ADVANCED MAGNETICS, INC.

By:	/s/ David A. Arkowitz
David A. Arkowitz,
Chief Financial Officer and Chief Business Officer

Date: May 8, 2007

EXHIBIT INDEX

Exhibit Number		Description

10.1	+	Advanced Magnetics, Inc. 2006 Employee Stock Purchase Plan.
10.2	+	Agreement between the Company and FoxKiser Development Partners LLC dated as of April 19, 2002.
10.3	+	Amendment to Agreement between the Company and FoxKiser Development Partners LLC dated as of January 25, 2005.
10.4

Settlement Agreement between the Company and Cytogen Corporation dated as of February 15, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2007, file No. 0-14732.)

31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+       Exhibits marked with a plus sign (“+”) are filed herewith.

++    Exhibits marked with a double plus sign (“++”) are furnished herewith.