Form 10-QT
period 2006-12-31
ADVANCED MAGNETICS INC
filed 2007-06-14
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2006 to December 31, 2006

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

As of May 30, 2007 there were 16,746,442 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Advanced Magnetics, Inc. is filing this Transition Report on Form 10-Q, or this Transition Report, in connection with its change in fiscal year end from September 30 to December 31.  We previously reported the change in fiscal year end on a Current Report on Form 8-K, dated May 14, 2007.  This Transition Report is identical, in all material respects, to the Form 10-Q filed by us on February 9, 2007 with regard to the three months ended December 31, 2006, except that this Transition Report has been updated to reflect previously disclosed significant events that have occurred since February 9, 2007.

ADVANCED MAGNETICS, INC.
TRANSITION REPORT ON FORM 10-Q
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

ADVANCED MAGNETICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Unaudited)

A.            Summary of Accounting Policies

Business

Founded in November 1981, Advanced Magnetics, Inc., a Delaware corporation, is a biopharmaceutical company engaged in the development and commercialization of therapeutic iron compounds to treat anemia, as well as novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease.  We have two approved products, Feridex I.V.® and GastroMARK®, and we have two product candidates, ferumoxytol and Combidex®.  Ferumoxytol, our key product candidate, is being developed for use as an intravenous, or IV, iron replacement therapeutic for the treatment of iron deficiency anemia in chronic kidney disease.  Combidex is our investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, or MRI, to aid in the differentiation of cancerous from normal lymph nodes.  Feridex I.V., our liver contrast agent, is approved and marketed in Europe, the United States and other countries.  GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in Europe, the United States and other countries.

Change of Year End

Effective May 14, 2007, our Board of Directors, or the Board, approved a change in our fiscal year end from September 30 to December 31.  As set forth on the cover page of this report, our Transition Report modifies our Quarterly Report on Form 10-Q for the three months ended December 31, 2006 that was previously filed with the Securities and Exchange Commission.

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

Equity-Based Compensation

On October 1, 2005, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R “Share-Based Payment,” or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board, or the FASB, and the SEC Staff Accounting Bulletin 107, or SAB 107, in connection  with the accounting for the share-based compensation arrangements of our employees and certain directors.  These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.

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

Reclassifications

Certain amounts from the prior fiscal quarter have been reclassified to conform to the current quarter’s presentation. We have changed from the direct method presentation of cash flows to the indirect method presentation of cash flows in order to conform to comparable industry presentations.

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

	Options granted	Options granted
	to Chairman and CEO	to Non-Employee Directors	Employee Options
Assumptions	November 2006	November 2006	Granted

Risk free interest rate %	4.6	4.6	4.4
Expected volatility %	73	73	73
Expected option life (years)	6.25	5	6.25
Dividend yield	none	none	none

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

On November 7, 2006, the Board of Directors approved, based on the recommendation of our Compensation Committee, a revised plan of non-employee director compensation.  As part of this plan it is intended that on the first Tuesday of each November, each non-employee director will be granted an option to purchase $100,000 in value of shares of our common stock pursuant to our Amended and Restated 2000 Stock Plan.  These options will vest in full on the date of grant, have an exercise price equal to the fair market value of a share of our common stock as of the date of grant, and have a ten year term.  The actual number of shares granted will be determined using a Black-Scholes option pricing model identical to that used by us for purposes of preparing our financial statements.  In lieu of the foregoing annual grant for the first year of service on the Board, each newly-elected non-employee director will be granted an option to purchase $250,000 in value of shares of our common stock pursuant to our Amended and Restated 2000 Stock Plan on the date such director is elected to the Board.  These options will vest in four equal annual installments beginning one year from the date of grant, have an exercise price equal to the fair market value of a share of our common stock as of the date of grant, and have a ten-year term.  The actual number of shares granted will be determined using a Black-Scholes option pricing model.

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

I.                                        Recently Issued and Proposed Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, entitled “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.”  FIN 48, and related pronouncements, specifically clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with the provisions of FASB 109, “Accounting for Income Taxes.”  The adoption of the provisions of these pronouncements, which become effective for fiscal years that begin on or after December 15, 2006, is not expected to have a material impact on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108, which outlines its views regarding the process of quantifying financial statement misstatements, effective for fiscal years ended after November 15, 2006.  The adoption of the provisions of this pronouncement did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Accordingly, we are in the process of evaluating the impact of SFAS 157.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” or SFAS 159.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, thereby providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Accordingly, we are in the process of evaluating the impact of SFAS 159.

J.                                     Commitments and Contingencies

Legal Proceedings

On January 25, 2006, Cytogen Corporation, or Cytogen, filed a lawsuit against us in Massachusetts Superior Court.  The complaint included claims of breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation and unjust enrichment relating to a license and marketing agreement entered into in August 2000 between us and Cytogen. We filed an answer to the complaint asserting numerous counterclaims, including breach of contract, defamation, tortious interference with advantageous business relations, tortious interference with contract, abuse of process, and violation of the Lanham Act.  On February 15, 2007, we settled the lawsuit with Cytogen, as described more fully in Note K below.

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

K.                                   Subsequent Events

At our Annual Meeting of Stockholders held on February 6, 2007, a proposal to approve our 2006 Employee Stock Purchase Plan was approved by a vote of our stockholders.  See Note G above for a description of the material provisions of the plan.

On February 6, 2007, the Board approved, based on the recommendation of the Compensation Committee, the following:

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

2.  The grant to Dr. Pereira of an option to purchase 100,000 shares of  our Common stock pursuant to the Amended and Restated 2000 Stock Plan at an exercise price of $62.78, which was the fair market value of a share of our common stock on the date of grant.  The foregoing option will vest if, and only if, Dr. Pereira achieves certain performance goals established by the Board on or prior to December 31, 2008.  The specific terms of Dr. Pereira’s performance goals are not disclosed because they involve confidential commercial and business information, the disclosure of which would cause competitive harm to us.

3.  The elimination of Dr. Pereira’s $1,200 monthly automobile allowance and the increase in Dr. Pereira’s annual base salary from $416,000 to $431,000.

On February 15, 2007, we entered into a Settlement Agreement with Cytogen pursuant to which both parties agreed to dismiss the existing lawsuit between the parties and drop all claims against each other, and all agreements between the parties were terminated.  Under the terms of the settlement we paid Cytogen a lump sum payment of $4 million in cash and released to Cytogen the 50,000 shares of Cytogen common stock being held in escrow under the terms of the original license and marketing agreement between the parties.

On May 1, 2007, Jerome Goldstein, the Executive Chairman of the Board and founder of our company, retired as an officer and director of our company.  In connection with his retirement, Mr. Goldstein entered into a separation agreement with us whereby he received $85,000 plus accrued salary and vacation through May 1, 2007.  In addition, effective May 1, 2007, Mr. Goldstein’s November 7, 2006 option to purchase 50,000 shares was accelerated to become vested and immediately exercisable with respect to 25,000 shares.  The option agreement with respect to the November 7, 2006 grant was amended to make the vested portion of that option grant exercisable until December 31, 2007.

On May 14, 2007, the Board voted to increase the compensation payable to Mark Skaletsky as a result of his appointment as the Chairman of the Board.  Mr. Skaletsky will be paid an annual retainer of $60,000, payable in four equal quarterly installments, and it is intended that he will be granted an annual option to purchase $200,000 in value of shares of our common stock pursuant to our current equity incentive plan.  The actual number of shares underlying the option to be granted will be determined using a Black-Scholes option pricing model identical to that used by us for purposes of preparing our financial statements.  Such option will be granted at the same time as the other members of the Board receive their annual grant of stock options.  The option will be granted with an exercise price equal to the fair market value of our common stock on the date the option is granted.

On May 14, 2007, the Board voted to adopt new severance and change of control arrangements for the following executive officers:  Brian J.G. Pereira, President and Chief Executive Officer, David Arkowitz, Chief Financial Officer and Chief Business Officer, Joseph L. Farmer, General Counsel and Vice President of Legal Affairs, Louis Brenner, Senior Vice President, and Timothy G. Healey, Senior Vice President of Commercial Operations.  The employment agreements entered into with each of those officers will be amended to reflect the changes resulting from the new severance and change of control arrangements.

On May 14, 2007, the Board voted to change our fiscal year end from September 30 to December 31.

On May 14, 2007, the Board voted to amend and restate our Amended and Restated By-laws in order to effect the change to our fiscal year end as described above and to change the date of our Annual Meeting from the first Tuesday in February of each year to a date to be fixed by the Board.

In May 2007, we sold an aggregate of 2,500,000 shares of our common stock, $.01 par value per share, in an underwritten public offering at a price to the public of $65.14 per common share, resulting in gross proceeds of approximately $162,850,000.  Net proceeds to us after deducting fees, commissions and other expenses related to the offering were approximately $154,507,500.  The shares were issued pursuant to a shelf registration statement on Form S-3 which became effective upon filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Transition Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Except for the historical information contained herein, the matters discussed in this Transition Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  In this Transition Report on Form 10-Q, words such as “may,” “will,” “expects,” “intends,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.  Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.  Any forward-looking statement should be considered in light of factors discussed elsewhere in this Transition Report on Form 10-Q and those risks identified in our other SEC filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Advanced Magnetics, Inc. was incorporated in Delaware in November 1981 and is a biopharmaceutical company that utilizes its proprietary nanoparticle technology for the development and commercialization of therapeutic iron compounds to treat anemia and novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease. We have two approved products, Feridex I.V.® and GastroMARK®, and two product candidates, ferumoxytol and Combidex®.

Ferumoxytol, our key product candidate, is being developed for use as an intravenous, or IV, iron replacement therapeutic for the treatment of iron deficiency anemia in chronic kidney disease, or CKD. We have completed enrollment in all four of our planned pivotal Phase III clinical studies for ferumoxytol as an IV iron replacement therapeutic. Two of the completed studies were identical efficacy and safety studies each of which enrolled 304 non-dialysis dependent chronic kidney disease, or CKD, patients comparing two doses of 510 mg ferumoxytol to daily oral iron. The third completed study was a safety study in 750 non-dialysis dependent CKD and dialysis-dependent CKD patients comparing a single dose of 510 mg ferumoxytol to placebo. The final study, in which enrollment was completed in March 2007, is a 230 patient multi-center efficacy and safety study in hemodialysis-dependent CKD patients comparing two doses of 510 mg ferumoxytol to daily oral iron. Based on our current estimates of the timing of our efforts to prepare and finalize the submission of the New Drug Application, or NDA, for ferumoxytol, we currently plan to submit the NDA for ferumoxytol as an IV iron replacement therapeutic to the U.S. Food and Drug Administration, or the FDA, during the fourth calendar quarter of 2007.

Combidex, our other product under development, is an investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, or MRI, to aid in the differentiation of cancerous from normal lymph nodes. In March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions. We are working with our European partner, Guerbet, S.A, or Guerbet, on the potential presentation to the FDA of additional data from a Phase III study sponsored by Guerbet in Europe in patients with pelvic cancers, including prostate, bladder, cervical and uterine cancer, which, together with other additional information we intend to provide to the FDA, we hope will address the concerns raised in the March 2005 approvable letter. In December 2006, Guerbet announced that it submitted a marketing authorization application to the European Agency for the Evaluation of Medicinal Products, the European equivalent of an NDA, seeking approval for Combidex under the tradename Sinerem™ as an aid in the differentiation of lymph nodes in patients with pelvic cancers, including prostate, bladder and uterine cancer. We plan to announce our strategy for responding to the March 2005 approvable letter during the second half of calendar year 2007. However, until our evaluation of the additional data from Guerbet is complete and we meet with the FDA to discuss our intended response to the March 2005 approvable letter, we cannot predict with certainty the timing or likelihood of our ability to satisfy the conditions specified by the FDA for approval of Combidex. In February 2007, we announced that we had re-acquired all U.S. marketing rights to Combidex in connection with the settlement of a lawsuit with Cytogen Corporation.

Feridex I.V., our liver contrast agent, is currently approved and marketed in Europe, the United States and other countries. GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is also approved and marketed in Europe, the United States and other countries.

Effective May 14, 2007, our Board of Directors, or the Board, approved a change in our fiscal year end from September 30 to December 31.  As set forth on the cover page of this report, our Transition Report modifies our Quarterly Report on Form 10-Q for the three months ended December 31, 2006 that was previously filed with the Securities and Exchange Commission.

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

Results of Operations for the Quarter Ended December 31, 2006 as Compared to the Quarter Ended December 31, 2005

Revenues

Total revenues were $618,631 and $664,355 for the quarters ended December 31, 2006 and 2005, respectively, representing a decrease of approximately 7%.  The decrease in revenues was primarily the result of decreased sales of Feridex I.V. and GastroMARK by our marketing partners, partially offset by an increase in the sale of bulk Combidex.  Three companies were responsible for approximately 91% of our revenue during the quarter ended December 31, 2006.  Berlex represented approximately 31% of our revenue, Guerbet represented approximately 45% of our revenue, and Tyco Healthcare represented approximately 15% of our revenue during the quarter.  Two companies were responsible for approximately 78% of our revenue during the quarter ended December 31, 2005.  Berlex represented approximately 28% of our revenue and Guerbet represented approximately 50% of our revenue for that quarter.

Our revenues for each of the quarters ended December 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended December,
	2006	2005	$ Change	% Change
Revenues:
License fees	$221,599	$223,596	$(1,997)	-1%
Royalties	44,427	47,819	(3,392)	-7%
Product sales	352,605	392,940	(40,335)	-10%
Total revenues	$618,631	$664,355	$(45,724)	-7%

License Fee Revenue

All of our license fee revenue for the quarters ended December 31, 2006 and 2005 consisted of license fee revenue related to a license and marketing agreement signed with Cytogen in fiscal 2000 and license fee revenue associated with a license and marketing agreement with Berlex signed in fiscal 1995.

In August 2000, we entered into a license and marketing agreement with Cytogen in which, among other things, we granted Cytogen exclusive United States marketing rights to Combidex.  At the time of signing that agreement, we received shares of common stock of Cytogen with a market value of $13,546,875 as a non-refundable licensing fee.  We determined to account for the revenue associated with this fee over the development period of the products subject to the agreement as costs were incurred.  The entire amount of the license fee was booked as deferred revenue upon signing the agreement.  We slightly decreased our projected future research and development expenses associated with the Cytogen agreement as of December 31, 2006, based upon our then estimate of the cost of future efforts that might be required to obtain approval of Combidex, as compared to the estimate of such costs as of December 31, 2005.  As a result, our revenue associated with the Cytogen agreement in the quarter ended December 31, 2006 decreased as compared with the quarter ended December 31, 2005.  In the quarters ended December 31, 2006 and 2005, respectively, we recognized license fee revenue of $37,160 and $39,157 of previously deferred revenue associated with our license and marketing agreement with Cytogen.  On February 15, 2007, as part of the settlement of a lawsuit with Cytogen, the license and marketing agreement with Cytogen was terminated.  Therefore, the remainder of the deferred revenue associated with this agreement, $357,819, was recognized during the three months ended March 31, 2007.

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

Total license fee revenue for each of the quarters ended December 31, 2006 and 2005 was recognized as follows:

	Three-Month Periods Ended December 31,
	2006	2005	$ Change	% Change
Deferred license fee revenue recognized in connection with the Cytogen agreement	$37,160	$39,157	$(1,997)	-5%
Deferred license fee revenue recognized in connection with the Berlex agreement	184,439	184,439	—	0%
Total	$221,599	$223,596	$(1,997)	-1%

Royalty Revenue

Royalties decreased $3,392, or 7%, to $44,427 for the quarter ended December 31, 2006, compared with royalties of $47,819 for the quarter ended December 31, 2005.  The decrease in royalties was primarily associated with slight decreases in sales of both Feridex I.V. and GastroMARK by our marketing partners and payment variations by end users for our marketed products.  Royalty payments can fluctuate based on uneven demand and/or payment variations by end users for our marketed products, Feridex I.V. and GastroMARK.  We expect royalties to generally remain at current levels due to the competitive landscape for our marketed products.  With our permission, one of our foreign distributors, Eiken Chemical Co., Ltd, or Eiken, withdrew Feridex I.V. as an approved product with the appropriate regulatory authorities in Japan.  The withdrawal and the termination of our agreement with Eiken took effect in April 2007.  Revenues from Eiken amounted to approximately $16,778 and $31,260 in the quarters ended December 31, 2006 and 2005, respectively. Accordingly, the termination of this agreement is not expected to have a material impact on our future results of operations.

Product Sale Revenue

Product sale revenue for each of the quarters ended December 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended December 31,
	2006	2005	$ Change	% Change
Feridex I.V.	$(2,741)	$24,146	$(26,887)	-111%
GastroMARK	79,221	267,971	(188,750)	-70%
Combidex	276,125	100,823	175,302	174%
Total	$352,605	$392,940	$(40,335)	-10%

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

Research and development expenses for each of the quarters ended December 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended December 31,
	2006	2005	$ Change	% Change
External Research and Development Expenses
Ferumoxytol in Iron Replacement Therapy	$3,785,118	$1,760,217	$2,024,901	115%
Ferumoxytol in MRA	—	44,933	(44,933)	-100%
Combidex	75,156	94,597	(19,441)	-21%
Other external costs	84,171	36,366	47,805	131%
Total	$3,944,445	$1,936,113	$2,008,332	104%

Internal Research and Development Costs	2,448,717	1,134,855	1,313,862	116%
Total Research and Development Costs	$6,393,162	$3,070,968	$3,322,194	108%

Total research and development expenditures incurred in the quarter ended December 31, 2006 amounted to $6,393,162, an increase of $3,322,194 from the quarter ended December 31, 2005.  Of the $3,322,194 increase, $2,008,332 was attributable to an increase in external costs and $1,313,862 was attributable to an increase in internal costs.  We expect research and development fees to continue to increase for the remainder of fiscal 2007 as we complete our Phase III clinical trials, prepare for our ferumoxytol NDA submission and finalize our plan for responding to the March 2005 approvable letter we received from the FDA with respect to Combidex.

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

The $1,313,862 increase in internal costs was due primarily to higher compensation related costs resulting from an increase in both the overall salary level and number of employees engaged in research and development activities during the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005.  In addition, during the quarter ended December 31, 2006 our Board of Directors approved a new compensation plan for our employees.  The increase in internal costs reflects bonus payments for fiscal 2006 which were approved in fiscal 2007 and a pro rata share of the fiscal 2007 bonuses for employees engaged in research and development activities.  There was also an increase of approximately $337,000 in our non-cash employee stock based compensation charge related to SFAS 123R in the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 for employees engaged in research and development activities.

Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of approximately $6,550,000 related to pre-clinical and toxicology studies of ferumoxytol.  Since the end of fiscal 2000 and through the quarter ended December 31, 2006, we incurred aggregate external research and development expenses of approximately $30,100,000 related to pre-clinical activities and clinical trials in connection with ferumoxytol.  As of March 31, 2007,  we estimated that the future cost of the external efforts necessary to complete development prior to the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic for the treatment of anemia in CKD patients in the U.S. would be in the range of approximately $7 to $9 million over approximately the following 6 to 9 months.  These external costs could increase if we experience unexpected results from our clinical sites or inadequate performance or errors by third party service providers.  External costs could also increase if we need to increase the scope and/or budget of the services provided by third parties, if there are deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for each of the quarters ended December 31, 2006 and 2005 consisted of the following:

	Three-Month Periods Ended December 31,
	2006	2005	$ Change	% Change
Compensation, payroll taxes and benefits	1,261,067	1,390,692	(129,625)	-9%
Professional and consulting fees	549,520	317,298	232,222	73%
Facilities, insurance and other	386,760	152,948	233,812	153%
Total	$2,197,347	$1,860,938	$336,409	18%

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

Professional and consulting fees

Professional and consulting fees for the quarter ended December 31, 2006 increased as compared to the quarter ended December 31, 2005.  We incurred increased expenses for professional fees in the quarter ended December 31, 2006 for consultants assisting with our ongoing efforts to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and increased external audit fees associated with these requirements.  In addition, in the quarter ended December 31, 2006, we incurred consultant fees associated with our search for new members of our Board of Directors as well as increased legal fees associated with defending the Cytogen lawsuit.

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

Net Loss

For the reasons stated above, there was a net loss of $7,440,380, or $0.60 per basic and diluted share, for the quarter ended December 31, 2006 compared to a net loss of $4,214,732, or $0.43 per basic and diluted share for the quarter ended December 31, 2005.

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

•                  the costs associated with preparing for commercial-scale manufacturing of ferumoxytol as an IV iron replacement therapeutic and Combidex, including the costs associated with qualifying second source suppliers and a second manufacturing facility;

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

•                  our ability to obtain appropriate reimbursement from governmental and other third party payors for our products and product candidates;

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

Net cash used in operating activities was $8,711,643 in the quarter ended December 31, 2006 compared to $3,711,833 in the quarter ended December 31, 2005, an increase of $4,999,810.  This increase was due to higher payments made to research and development service providers associated with our ongoing clinical trials, costs associated with a Phase I study for ferumoxytol as an IV iron replacement therapeutic, an increase in the overall salary level and number of employees during the quarter compared to the same quarter last year, and bonus payments made to our employees during the quarter ended December 31, 2006.  The payments to research and development service providers were higher during the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 due to a change in billing practices by one of our clinical service providers, some of which was accrued for as of September 30, 2006.  Our professional fees were also higher during the quarter ended December 31, 2006 due to work performed in connection with our December 2006 financing.

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

In addition to our internal research and development costs, we estimated that as of March 31, 2007, the future cost of the external efforts necessary to complete development prior to the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic for the treatment of anemia in CKD patients in the U.S. would be in the range of approximately $7 to $9 million over approximately the following 6 to 9 months.  These external costs could increase if we experience unexpected results from our clinical sites or inadequate performance or errors by third party service providers.  External costs could also increase if we need to increase the scope and/or budget of the services provided by third parties, if there are deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic.  We also expect that both our internal and external research and development expenses will increase as we finalize our plan for responding to the March 2005 approvable letter with respect to Combidex.

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

In May 2007, we sold an aggregate of 2,500,000 shares of our common stock, $.01 par value per share, in an underwritten public offering at a price to the public of $65.14 per common share, resulting in gross proceeds of approximately $162,850,000.  Net proceeds to us after deducting fees, commissions and other expenses related to the offering were approximately $154,507,500.  The shares were issued pursuant to a shelf registration statement on Form S-3 which became effective upon filing.

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

Impact of Recently Issued and Proposed Accounting Pronouncements

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

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and our principal financial and accounting officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e), or Rule 15d-15(e), with the participation of our management, has concluded that, as of the end of the period covered by this Transition Report, our disclosure controls and procedures are effective and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures are effective at a level that provides such reasonable assurances.

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

Item 1a. Certain Factors That May Affect Future Results.

The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  If any of the following risks actually occur, our business, financial conditions and results of operations could be materially and adversely affected.

Our ability to successfully complete the development of, and obtain regulatory approval to market and sell, ferumoxytol as an IV iron replacement therapeutic is uncertain because the results of our clinical trials may not demonstrate that ferumoxytol is safe and efficacious.

Before obtaining regulatory approvals for the commercial sale of ferumoxytol, we must demonstrate through extensive pre-clinical testing and human clinical trials that ferumoxytol is safe and efficacious.  We have completed enrollment in all four of our planned pivotal Phase III studies of ferumoxytol as an IV iron replacement therapeutic, and we have publicly announced the results of three of these four studies.  However, ferumoxytol may be found to be unsafe, to have harmful side effects on humans, to be ineffective or may otherwise fail to meet regulatory standards or receive necessary regulatory approvals.  If ferumoxytol fails in any of the Phase III clinical trials or our Phase III clinical trials do not demonstrate sufficient safety and efficacy of ferumoxytol as an IV iron replacement therapeutic, we will be unable to obtain regulatory approval for, and market, ferumoxytol as an IV iron replacement therapeutic, thereby dramatically reducing our potential future revenues and severely adversely impacting the future prospects for our business.  For example, there are certain serious adverse reactions and side effects that are often associated with iron replacement therapeutics such as ferumoxytol.  For IV iron replacement products that are currently being marketed, these serious adverse reactions have been seen more frequently when large doses of iron are delivered rapidly.  In our clinical trials we administered a relatively large dose of ferumoxytol more rapidly than the currently marketed products.  If our studies show a sufficient number of cases of such reactions or side effects in patients which are deemed related to ferumoxytol, then ferumoxytol may be considered unsafe by the FDA and/or the physicians who select which iron replacement product patients will receive.  In addition, our clinical trials are conducted in patients in the most advanced stages of disease.  During the course of the trials, these patients can and do die or suffer adverse medical effects for reasons that may or may not be related to ferumoxytol, but which could nevertheless adversely affect clinical trial results for ferumoxytol as an IV iron replacement therapeutic and could adversely affect our ability to obtain approval by the FDA.  Any such adverse results from our Phase III clinical trials would likely have a severe adverse impact on our stock price.

Our results from pre-clinical testing, early clinical trials, and completed Phase III clinical trials of ferumoxytol as an IV iron replacement therapeutic may not be predictive of results obtained in subsequent human clinical trials with respect to the safety or efficacy of ferumoxytol.  For example, although we had positive results and only one patient that was deemed to experience a drug-related SAE after receiving ferumoxytol in our three completed Phase III clinical trials of ferumoxytol, there can be no assurance that the results of our remaining Phase

III trial will be positive or that we will not observe an unacceptable level of drug-related SAEs in this trial.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage, or even Phase III, development.  In addition, new information may arise from our continuing analysis of the disclosed data that may be less favorable than currently anticipated.  Clinical data is often susceptible to varying interpretations and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products.  We cannot be sure that the data obtained from our Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic will support the indication we are seeking or demonstrate sufficient safety and efficacy to obtain regulatory approvals.

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

Clinical testing of pharmaceutical products is itself subject to approvals by various governmental regulatory authorities.  For example, we conduct our Phase III clinical trials in accordance with specific protocols, which are filed with the FDA.  The FDA could determine that there are flaws in the design of the protocols or conduct of the trials during the course of the studies which could require us to conduct additional Phase III trials or invalidate the data from completed trials.

Even if we complete our Phase III clinical trials in accordance with our protocols, the FDA may not approve ferumoxytol because it may determine that there were flaws in the design of our studies.  For example, in discussions with us, the FDA recommended that we also test ferumoxytol at lower doses than 510 mg.  We have chosen to continue our studies of ferumoxytol using only a 510 mg dose.  If the FDA determines that the data we submit with our NDA for ferumoxytol does not support the safety of a 510 mg dose, it could require us to conduct additional studies and/or studies at lower doses as a condition for approval, in which case we could incur significant additional costs and experience significant delays in our efforts to obtain regulatory approval for ferumoxytol.  In addition, the FDA guidelines generally suggest that a sponsor like us conduct two adequate and well-controlled studies to demonstrate the safety and efficacy of a product candidate such as ferumoxytol in support of FDA approval.  FDA interpretation of the statutory requirements also states that a single study may be sufficient to support approval if the FDA determines that based on relevant science and other confirmatory evidence from pertinent, adequate and well-controlled studies, there is strong evidence to establish the safety and efficacy of the drug candidate to support a single adequate and well-controlled study demonstrating safety and efficacy.  We have chosen to conduct only a single study for ferumoxytol as an IV iron replacement therapeutic in the hemodialysis dependent CKD patient population.  If the FDA determines that the results of our single study in hemodialysis dependent CKD patients, together with other confirmatory evidence we provide, is not sufficiently strong to demonstrate ferumoxytol’s safety and efficacy in hemodialysis dependent CKD patients, then ferumoxytol may not be approved by the FDA for our proposed indication or may be approved for a more limited indication.  Any such deficiency in the design or oversight of our Phase III clinical studies by us would delay or prevent us from obtaining regulatory approval for ferumoxytol and would significantly increase the costs of our clinical trials and negatively affect our future prospects and stock price.

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

Our ability to complete our development program for ferumoxytol as an IV iron replacement therapeutic and file the NDA for ferumoxytol in a timely and cost-effective manner is subject to a number of uncertainties, many of which are out of our control.  For example, we rely on third-parties for a variety of activities in our IV iron replacement therapy development program, including monitoring of our clinical sites, collection and analysis of data, clinical laboratory testing, drafting study reports and assisting in regulatory submissions.  We are relying on a number of third party consultants to help us write and prepare the NDA submission for ferumoxytol.  If we cannot engage a sufficient number of such third-parties or if they should fail to perform or perform inadequately, we may not complete our development program for ferumoxytol, file the NDA or obtain regulatory approval for ferumoxytol as an iron replacement therapeutic on our intended schedule or within our estimated budget.  Any such delays or inadequate performance would also significantly impair or delay our ability to generate future revenues from sales of ferumoxytol as an IV iron replacement therapeutic and adversely impact the future prospects for our business and our stock price.

In addition to our internal research and development costs, we estimated that as of March 31, 2007, the future cost of the external efforts necessary to complete development prior to the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic for the treatment of anemia in CKD patients in the U.S. would be in the range of approximately $7 to $9 million over approximately the following 6 to 9 months.  Our total estimated external costs necessary to complete development of ferumoxytol as an IV iron replacement therapeutic could increase as a result of a number of factors.  Examples of such factors include significant delays due to unexpected results from our clinical sites, inadequate performance or errors by third-party service providers, deficiencies in our design or oversight of these studies, or the need to conduct additional clinical trials.

We have limited marketing and sales experience.

We have very limited experience in marketing and selling products and rely on our corporate partners to market and sell Feridex I.V. and GastroMARK.

In order to achieve commercial success for ferumoxytol as an IV iron replacement therapeutic, we will have to either develop our own internal marketing and sales function, including a direct sales force, enter into a collaborative arrangement with a third party or parties to market and sell ferumoxytol, or otherwise contract for these services with a third party.  If we market and sell ferumoxytol ourselves, we may not be able to successfully recruit and retain the qualified marketing and sales personnel that would be necessary to market and sell ferumoxytol.  In addition, in order to establish our own marketing and sales force, we will have to expend substantial amounts of additional capital to support the costs associated with such an effort.  We may not be able to secure additional financing, if necessary, on terms or within a timeframe acceptable to us, if at all.  If we fail to raise any necessary capital, or choose not to market and sell ferumoxytol ourselves, we may not be able to enter into marketing and sales agreements or otherwise contract with others for such services on acceptable terms, if at all.

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

We currently purchase the raw materials used to manufacture our products from third-party suppliers. However, only in certain limited cases do we have any long-term supply contracts with these third parties.  Certain raw materials used in our products are procured from a single source with no qualified alternative supplier.  If any of these third-party suppliers should cease to produce the raw materials used in our products, we would be unable to manufacture our products until we were able to qualify an alternative source.  For example, during fiscal 2005 one of our suppliers notified us of its decision to discontinue manufacturing a key raw material in our manufacturing process for our products.  At that time, we purchased all remaining inventory from the supplier and have since identified an alternative supplier and are continuing our efforts to find a second supplier of this raw material.  The qualification of an alternative source may require repeated testing of the new materials and generate greater expenses to us if materials that we test do not perform in an acceptable manner.  In addition, we sometimes obtain raw materials from one vendor only, even where multiple sources are available, to maintain quality control and enhance working relationships with suppliers, which could make us susceptible to price inflation by the sole supplier, thereby increasing our production costs.  As a result of the high quality standards imposed on our raw materials, we may not be able to obtain raw materials of the quality required to manufacture our products from an alternative source on commercially reasonable terms, or in a timely manner, if at all.  Any delay in or failure to obtain sufficient quantities of raw materials would prevent us from manufacturing our products, both for commercial sale and for use by us in clinical trials.  In addition, even if we are able to obtain raw materials from an alternative source, if these raw materials are not available in a timely manner or on commercially reasonable terms, we would be unable to manufacture our products, both for commercial sale and for use in our clinical trials, on a timely and cost-effective basis.  Any such difficulty in obtaining raw materials would severely hinder our ability to manufacture our products and would have a material adverse impact on our ability to generate additional revenues and our ability to achieve profitability, and on the future prospects for our business.  Any such difficulty could also impede our development efforts with respect to our product candidates.

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

Health care reform is an area of continuing national and international attention and a priority of many government officials.  Future changes could impose limitations on the prices that can be charged in the United States and elsewhere for our products or the amount of reimbursement available for our products from government agencies or third-party private payors.  The increasing use of managed care organizations, health maintenance organizations and the growing trend in capitated coverage as well as continued legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our products which could harm our ability to profit from product sales.  In addition, recent and possible future legislation and regulations affecting the pricing of pharmaceuticals may change reimbursement in ways adverse to us that may affect the marketing of our current or future products.  While we cannot predict the likelihood or timing of adoption of any of these legislative or regulatory proposals, if the government or a private third-party payor adopts these proposals, our ability to price our products at desired levels would be adversely affected.

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

We have many competitors currently developing and/or marketing IV iron replacement therapy products or MRI contrast agents, many of whom have substantially greater capital and other resources than we do and represent significant competition for us.  For example, in May 2007, The Galenica Group, a Swiss company, or Galenica, announced that Luitpold Pharmaceuticals, Inc., a subsidiary of Daiichi Sankyo, Inc. of Japan, and the U.S. licensing partner of Vifor (International), a Galenica subsidiary, submitted an NDA to the FDA for Ferinject® (under the name Injectafer®).  According to Galenica, Injectafer® is an IV iron replacement product for which approval is being sought in the treatment of iron deficiency anemia in heavy uterine bleeding, post partum, inflammatory bowel disease and hemodialysis patients.  If the FDA approves Injectafer® during the current review period, commercial launch of the product may occur later this year.  These companies may succeed in developing technologies and products that are safer, more effective or less costly than any that we may develop, and may be more successful than we are in developing, manufacturing and marketing products.  In addition, our collaborators are not restricted from developing and marketing certain competing products and, as a result of certain cross-license agreements with our competitors (including one of our collaborators), our competitors will be able to utilize elements of our technology in the development of certain competing contrast agents.  We may not be able to compete successfully with these companies.  Further technological and product developments may make other iron replacement therapy products more competitive than IV iron products or other imaging modalities more compelling than MRI, and adversely impact sales of our iron replacement therapy and imaging products.

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

•                  the timing and likelihood of FDA approval of ferumoxytol, including the magnitude of potential revenues associated with sales of ferumoxytol, if approved;

•                  the timing and magnitude of costs associated with the potential commercial launch of ferumoxytol, including manufacturing costs and costs associated with hiring additional sales and marketing personnel;

•                  the timing and likelihood of FDA approval of Combidex, including the magnitude of potential costs we may incur, to satisfy the conditions specified by the FDA for approval of Combidex and the magnitude of potential revenues associated with sales of Combidex, if approved;

•                  the variable nature of our product sales to our marketing partners and the batch size in which our products are manufactured;

•                  uneven demand for our products by end users which affects the royalties we receive from our marketing partners;

•                  the magnitude of future non-cash accounting charges we expect to record to expense in a given period as a result of our adoption of Statement of Financial Accounting Standards No. 123R; and

•                  the extent of and changes in reimbursement for our approved products from government health administration authorities, private health insurers and other third-party payors.

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

Our strategy for the development, commercialization and marketing of our product candidates in the past has been to enter into strategic relationships with various corporate partners, licensees and other collaborators.  We rely on a limited number of marketing and distribution partners to market and sell our approved products, Feridex I.V. and GastroMARK, both in the United States and in foreign countries, and we depend on these strategic partners for a significant portion of our revenue.  Three companies, Berlex, Guerbet and Mallinckrodt, accounted for 41%, 37% and 11%, respectively, of our revenues in the twelve month period ended September 30, 2006.  A decrease in revenue from any of our significant marketing or distribution partners would impair our overall revenues.  In some cases, we have granted exclusive rights to these partners.  If these partners are not successful in marketing our products, or if these partners fail to meet minimum sales requirements or projections, our ability to generate revenue would be substantially harmed.  For example, to date, we have not generated significant revenues on royalties from the sale of our approved products by our marketing partners.  In addition, we might incur further costs in an attempt to enforce our contractual rights, renegotiate agreements, find new partners or market our own products.  In some cases, we are dependent upon some of our collaborators to manufacture and market our products.  We may not be able to derive any revenues from these arrangements.  If any of our collaborators breaches its agreement with us or otherwise fails to perform, such event could impair our revenue and impose additional costs on us.  In addition, many of our corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with competitors.  Given these and other risks, our current and future collaborative efforts may not be successful.  Failure of these efforts would materially adversely impact our ability to generate revenue from product sales, thereby decreasing the amount of cash from operations available to support our development efforts for our existing product candidates in development.

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

Because of the specialized nature of our business, we are highly reliant on our executive officers, senior scientists, regulatory and clinical professionals, and manufacturing and quality control personnel, including our Chief Executive Officer and President, Brian J.G. Pereira, MD, and our VP of Scientific Operations, Jerome Lewis. If we are unable to attract and retain qualified scientific, technical, clinical, regulatory and sales and marketing personnel for the development activities conducted or sponsored by us, including our development program for ferumoxytol as an IV iron replacement therapeutic, or we fail to hire qualified people or lose the services of our key personnel, our product development efforts could be delayed or curtailed.  For example, in order to achieve commercial success for ferumoxytol as an IV iron replacement therapeutic, we will have to either develop our own internal marketing and sales function, including a direct sales force, enter into a collaborative arrangement with a third party or parties to market and sell ferumoxytol, or otherwise contract for these services with a third party.  If we market and sell ferumoxytol ourselves, we may not be able to successfully recruit and retain the qualified marketing and sales personnel that would be necessary to market and sell ferumoxytol.  In addition, if we fail to attract and retain key members of our manufacturing or quality control departments, our ability to manufacture our products, or to manufacture our products in a timely and cost-effective manner, could be hindered and our product sales and development efforts delayed.  Furthermore, our expected expansion into areas and activities requiring additional expertise, such as late-stage development and marketing and sales, will require the addition of new management personnel and the development of additional expertise by existing management personnel, which would increase our projected research and development costs and accelerate our need for additional financing.  There is intense competition for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business.  The failure to attract and retain such personnel or to develop such expertise could impose significant limits on our business operations and hinder our ability to successfully and efficiently complete our development projects.

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

We have expended and will continue to expend substantial funds to complete the research, development, clinical trials, applications for regulatory approvals, market conditioning and other activities necessary to achieve final commercialization of our product candidates, ferumoxytol as an IV iron replacement therapeutic and Combidex.  In particular, we anticipate that the high levels of expenditures related to our development activities will continue due to the conduct of our development program for ferumoxytol as an IV iron replacement therapeutic, our preparation of the NDA for ferumoxytol, our development of a sales and marketing function, our pursuit of additional indications for ferumoxytol, and our efforts to obtain approval for ferumoxytol outside the U.S., and that our cash-burn rate will continue to increase in the near- and long-term.  Our near- and long-term capital requirements will also depend on additional factors, including, but not limited to,

•                  the progress of, and our ability to successfully complete, development of ferumoxytol as an IV iron replacement therapeutic in a timely manner and within our projected budget;

•                  our need to hire additional staff and lease additional office space as part of our commercialization efforts for ferumoxytol as an IV iron replacement therapeutic, including our efforts to build an internal sales and marketing function;

•                  the costs associated with preparing for commercial-scale manufacturing of ferumoxytol as an IV iron replacement therapeutic and Combidex, including the costs associated with qualifying second source suppliers and a second manufacturing facility;

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

•                  our ability to obtain appropriate reimbursement from governmental and other third party payors for our products and product candidates;

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

We estimate that our existing cash resources, combined with cash we currently expect to receive from other sources, excluding new financings, will be sufficient to finance our operations, including projected operating expenses and research and development costs related to the development program for ferumoxytol as an IV iron replacement therapeutic, for at least the next twelve months.  Thereafter, we may require additional funds or need to establish alternative strategic arrangements to continue our research and development activities, including our ferumoxytol and Combidex development programs, to conduct future clinical trials for ferumoxytol in new indications and in countries outside the U.S., and to market and sell our products.  We may seek needed funding through arrangements with collaborative partners or through public or private equity or debt financings.  We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.  Any additional equity financings or alternative strategic arrangements would likely be dilutive to our stockholders.  In addition, the terms of any debt financing could greatly restrict our ability to raise additional capital and may provide rights and preferences to the investors in any such financing which are not available to current stockholders.  Our inability to raise additional capital on terms and within a timeframe acceptable to us when needed could force us to dramatically reduce our expenses and delay, scale back or eliminate certain of our activities and operations, including our research and development activities, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2006 through October 31, 2006	1,163	$34.37	—	—
November 1, 2006 through November 30, 2006	2,595	$55.29	—	—
December 1, 2006 through December 31, 2006	—	—	—	—
Total	3,758	$48.81	—	—

(1)             Consists solely of shares tendered by current and former employees and directors as payment of the exercise price of stock options granted in accordance with provisions of both our equity compensation plans and individual stock option agreements.

(2)             We do not currently have any publicly announced repurchase programs or plans.

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

Date: June 14, 2007

ADVANCED MAGNETICS, INC.

By:	/s/ DAVID A. ARKOWITZ
David A. Arkowitz,
Chief Financial Officer and Chief
Business Officer

Date: June 14, 2007

EXHIBIT INDEX

Exhibit Number	Description
31.1 +	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Exhibits marked with a plus sign (“+”) are filed herewith.

++ Exhibits marked with a double plus sign (“++”) are furnished herewith.