Form 10-Q
period 2007-09-30
AMAG PHARMACEUTICALS INC.
filed 2007-11-07
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

As of November 2, 2007 there were 16,899,115 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I                                                       FINANCIAL INFORMATION

Item 1. Financial Statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$29,072	$114,460
Short-term investments	259,366	41,599
Accounts receivable - trade	183	349
Inventories	346	344
Prepaid expenses and interest receivable	1,667	1,098
Total current assets	290,634	157,850
Property, plant and equipment:
Land	360	360
Building and improvements	5,088	4,947
Laboratory equipment	5,919	5,560
Furniture and fixtures	1,565	1,311
Total property, plant and equipment	12,932	12,178
Less - accumulated depreciation	(8,231)	(7,721)
Net property, plant and equipment	4,701	4,457
Long-term investments	3,330	—
Restricted cash	95	34
Total assets	$298,760	$162,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,423	$3,851
Accrued expenses	4,369	3,550
Deferred revenue	738	976
Total current liabilities	6,530	8,377
Long-term liabilities:
Deferred revenue and rent expense	1,054	1,688
Total liabilities	7,584	10,065

Commitments and contingencies (Note K)

Stockholders’ equity:
Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share, 25,000,000 shares authorized; 16,874,940 shares issued and outstanding at September 30, 2007 and 14,065,663 shares issued and outstanding at December 31, 2006	169	141
Additional paid-in capital	397,981	234,930
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(106,965)	(82,795)
Total stockholders’ equity	291,176	152,276
Total liabilities and stockholders’ equity	$298,760	$162,341

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE- AND NINE-MONTH PERIODS ENDED

SEPTEMBER 30, 2007 AND 2006

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2007	2006	2007	2006
Revenues:
License fees	$184	$217	$911	$684
Royalties	59	58	200	269
Product sales	260	76	1,050	1,056
Total revenues	503	351	2,161	2,009

Costs and expenses:
Cost of product sales	39	9	297	150
Research and development	5,776	7,901	17,032	18,223
Selling, general and administrative	5,841	2,313	13,714	6,150
Total costs and expenses	11,656	10,223	31,043	24,523

Operating loss	(11,153)	(9,872)	(28,882)	(22,514)

Other Income (Loss):
Interest income	4,121	561	8,712	1,400
Loss on disposal of fixed assets	—	(35)	—	(35)
Litigation settlement (Note K)	—	—	(4,000)	—
Net loss	$(7,032)	$(9,346)	$(24,170)	$(21,149)

Net loss per share - basic and diluted:	$(0.42)	$(0.78)	$(1.57)	$(1.87)

Weighted average shares outstanding used to compute loss per share:
Basic and diluted	16,838	11,918	15,393	11,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE- AND NINE-MONTH PERIODS ENDED

SEPTEMBER 30, 2007 AND 2006

(IN THOUSANDS)

(Unaudited)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2007	2006	2007	2006

Net loss	$(7,032)	$(9,346)	$(24,170)	$(21,149)
Other comprehensive loss: Unrealized gain (loss) on securities	54	—	(9)	19
Comprehensive net loss	$(6,978)	$(9,346)	$(24,179)	$(21,130)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED

SEPTEMBER 30, 2007 AND 2006

(IN THOUSANDS)

(Unaudited)

	Nine-Month Periods Ended September 30,
	2007	2006
Net loss	$(24,170)	$(21,149)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	578	330
Non-cash expense associated with non-employee stock options	—	82
Non-cash expense associated with employee stock options and restricted stock units	5,758	2,663
Amortization of premium on purchased securities	(817)	22
Loss on disposal of fixed assets	—	35
Changes in operating assets and liabilities:
Accounts receivable - trade	166	136
Inventories	(2)	11
Prepaid expenses and interest receivable	(569)	82
Accounts payable and accrued expenses	(1,609)	6,458
Deferred revenue and rent expense	(872)	(674)
Total adjustments	2,633	9,145
Net cash used in operating activities	(21,537)	(12,004)

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	217,638	—
Proceeds from maturities of held-to-maturity investments	126,749	34,170
Purchase of available-for-sale investments	(453,889)	—
Purchase of held-to-maturity investments	(110,787)	(31,544)
Restricted cash	(61)	(16)
Capital expenditures	(823)	(886)
Net cash (used in) provided by investing activities	(221,173)	1,724

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,732	2,471
Proceeds from the exercise of warrants	—	650
Proceeds from the issuance of common stock pursuant to the Employee Stock Purchase Plan	111	94
Proceeds from the issuance of common stock, net of underwriting discount and other expenses	154,479	31,659
Net cash provided by financing activities	157,322	34,874

Net (decrease) increase in cash and cash equivalents	(85,388)	24,594
Cash and cash equivalents at beginning of the period	114,460	7,719
Cash and cash equivalents at end of the period	$29,072	$32,313
Supplemental data:
Non-cash financing activities:
Non-cash stock option exercises	$683	$841
Non-cash warrant exercises	$—	$8,088

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

A.                                   Description of Business

Business

AMAG Pharmaceuticals, Inc., a Delaware corporation founded in 1981, is a biopharmaceutical company that utilizes its proprietary nanoparticle technology for the development and commercialization of therapeutic iron compounds to treat anemia and novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease. We have two approved products, Feridex I.V.® and GastroMARK®, and we have two product candidates, ferumoxytol and Combidex®. Ferumoxytol, our key product candidate, is being developed for use as an intravenous, or IV, iron replacement therapeutic for the treatment of iron deficiency anemia in chronic kidney disease. Combidex is our investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, or MRI, to aid in the differentiation of cancerous from normal lymph nodes. Feridex I.V., our liver contrast agent, is approved and marketed in Europe, the United States and other countries. GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in Europe, the United States and other countries.

Change in Fiscal Year End

On May 14, 2007, our Board of Directors, or the Board, approved a change in our fiscal year end from September 30 to December 31. On June 14, 2007, we filed a transition report on Form 10-Q for the quarter ended December 31, 2006 pursuant to Rule 13a-10 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for transition period reporting. Accordingly, these unaudited condensed consolidated financial statements reflect our new fiscal year end of December 31, and therefore, year-to-date amounts are for the nine-month periods ended September 30, 2007 and 2006.

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

B.                                 Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair statement of such interim financial statements. Such adjustments consisted only of normal recurring items.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, AMAG Securities Corporation. AMAG Securities Corporation is a Massachusetts corporation that was formed on August 31, 2007. All significant intercompany account balances and transactions between the companies have been eliminated.

Cash and Cash Equivalents

Cash equivalents consist principally of cash held in commercial bank accounts, money market funds and U.S. Treasury securities having an original maturity of less than three months. Money market funds and U.S. Treasury securities have been classified as cash equivalents in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 95 “Statement of Cash Flows.”

Investments

We account for and classify our investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the guidance outlined in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115. The determination of the appropriate classification by us is based on a variety of factors, including management’s intent at the time of purchase.

Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. At September 30, 2007, we had two investments which were classified as held-to-maturity.

Available-for-sale securities are those securities which we view as available for use in current operations. Accordingly, we have classified all of our available-for-sale securities as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale investments are stated at fair value with their unrealized gains and losses included as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss,” until such gains and losses are realized.

The fair value of our investments is determined from quoted market prices. Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. We periodically employ a methodology in evaluating whether a decline in fair value below cost basis is other than temporary that considers available evidence regarding our marketable securities. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; overall market conditions and trends; and our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, we record a write-down in our Statement of Operations and a new cost basis in the security is established. There were no unrealized losses in our investments which were deemed to be other than temporary in the three- and nine-month periods ended September 30, 2007 and 2006. Realized gains and losses are determined on the specific identification method and are included in interest income in the Statements of Operations. Interest income is accrued as earned.

Equity-Based Compensation

On October 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment,” or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board, or the FASB, and the SEC Staff Accounting Bulletin 107, or SAB 107, in connection with accounting for the share-based compensation arrangements of our employees and certain directors. These pronouncements require that equity classified, share-based awards be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.

We estimate the fair value of equity-based compensation involving stock options based on the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield over the expected option term, and an expected forfeiture rate, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options we grant to employees and directors which are subject to SFAS 123R requirements. The valuation of equity-based compensation using this methodology is an estimate and thus may not be reflective of actual future results or amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, changes in estimated forfeiture rates and the issuance of new options. The fair value of restricted stock units granted to employees and directors is determined at the grant date and is computed based upon the estimated fair market value per share on the date of the grant.

Fair Value of Financial Instruments

The estimated fair value of certain financial instruments, including cash and cash equivalents, short- and long-term investments, accounts receivable, accounts payable and accrued expenses, approximates the carrying value due to their short maturities and varying interest rates. Any net unrealized gain (loss) on investments classified as available-for-sale is recorded as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.”

Reclassifications

Certain amounts from the prior fiscal quarter have been reclassified to conform to the current quarter’s presentation. We changed from the direct method presentation of cash flows to the indirect method presentation of cash flows in order to conform to comparable industry presentations.

C.                                   Investments

At September 30, 2007 and December 31, 2006, a portion of our investments consisted of U.S. government agency securities and corporate debt securities which were classified as held-to-maturity investments.

Held-to-maturity securities were as follows (in thousands):

	September 30, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury and government agency securities
Due in one year or less	$2,715	$2	$—	$2,717
Due in one to three years	3,330	2	—	3,332
	$6,045	$4	$—	$6,049

	December 31, 2006
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$9,599	$1	$—	$9,600
Due in one to three years	—	—	—	—
U.S. treasury and government agency securities
Due in one year or less	12,000	—	(4)	11,996
Due in one to three years	—	—	—	—
	$21,599	$1	$(4)	$21,596

At September 30, 2007 and December 31, 2006, a portion of our investments consisted of corporate debt securities, U.S. treasury and government agency securities, commercial paper, and auction rate securities which were classified as available-for-sale investments. Our investments in auction rate securities, which consisted of both corporate and municipal issuers, are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we expect to have the ability to quickly liquidate these securities.

The following is a summary of our available-for-sale securities (in thousands):

	September 30, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$7,948	$1	$(19)	7,930
Due in one to three years	13,381	18	(16)	13,383
U.S. treasury and government agency securities
Due in one year or less	—	—	—	—
Due in one to three years	1,999	7	—	2,006
Commercial paper
Due in one year or less	8,482	3	(3)	8,482
Due in one to three years	—	—	—	—
Auction rate securities
Due in one year or less	—	—	—	—
Due after five years	224,850	—	—	224,850
	$256,660	$29	$(38)	$256,651

	December 31, 2006
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Auction rate securities
Due in one year or less	$—	$—	$—	$—
Due after five years	20,000	—	—	20,000
	$20,000	$—	$—	$20,000

The following is a summary of the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2007
	Less than 12 Months		12 Months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$10,169	$(35)	$—	$—	$10,169	$(35)
U.S. government agency securities	—	—	—	—	—	—
Commercial paper	5,631	(3)	—	—	5,631	(3)
	$15,800	$(38)	$—	$—	$15,800	$(38)

December 31, 2006
	Less than 12 Months		12 Months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. treasury and government agency securities	$11,996	$(4)	$—	$—	$11,996	$(4)

The unrealized losses on our investments at September 30, 2007 were caused by interest rate increases, and not credit quality issues. Since the decline in market value is attributable to changes in interest rates, and we have the ability and intent to hold these investments until a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

The unrealized loss at December 31, 2006 on an investment in a U.S. treasury and government agency security was primarily caused by interest rate increases. Because we had the ability and intent to hold this investment until a recovery of fair value, we did not consider this investment to be other-than-temporarily impaired at December 31, 2006.

D.                                   Inventories

The major classes of inventories as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$261	$289
Work in process	58	41
Finished goods	27	14
Total inventories	$346	$344

E.                                     Income Taxes

There were no income tax provisions or benefits for the three- and nine-month periods ended September 30, 2007 and 2006, as we incurred a net loss in all of those periods. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of September 30, 2007 and December 31, 2006.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 entitled “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”, or FIN 48. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at September 30, 2007, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the date of adoption of FIN 48, and September 30, 2007 and 2006, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our Statements of Operations.

The statute of limitations for assessment by the Internal Revenue Service, or the IRS, and state tax authorities is closed for tax years prior to September 30, 2004, although carryforward attributes that were generated prior to tax year 2004 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.

As of September 30, 2006, we had unused federal net operating losses, or NOLs, of approximately $68.5 million, which begin to expire in 2010, unused state NOL carryforwards of approximately $51.0 million, which begin to expire in 2007, and unused research and development, or R&D, credit carryforwards of approximately $3.6 million which begin to expire in 2007. We also have approximately $3.0 million of capital loss carryforwards which begin to expire in 2007.

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

F.                                     Net Loss per Share

We compute basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period. Options to purchase a total of 1,286,619 and 1,041,725 shares of common stock that were outstanding as of September 30, 2007 and 2006, respectively, were excluded from the computation of diluted net loss per share because such options were anti-dilutive as we incurred a net loss in all periods presented. In addition, 36,500 and 30,000 shares of common stock issuable upon the vesting of restricted stock units were outstanding as of September 30, 2007 and 2006, respectively, and were excluded from the computation of diluted net loss per share because such units were also anti-dilutive as we incurred a net loss in those periods.

The components of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2007	2006	2007	2006

Net loss	$(7,032)	$(9,346)	$(24,170)	$(21,149)

Weighted average common shares outstanding	16,838	11,918	15,393	11,328
Net loss per share:
Basic and diluted	$(0.42)	$(0.78)	$(1.57)	$(1.87)

G.                                  Common Stock Transactions

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

In March 2006, we sold an aggregate of 1,233,214 shares of our common stock, $.01 par value per share, in an underwritten public offering at a price to the public of $27.46 per common share, resulting in gross proceeds of $33.9 million. Net proceeds to us after deducting fees, commissions and other expenses related to the offering were $31.7 million. The shares were issued pursuant to our then existing shelf registration statement on Form S-3 and a registration statement filed pursuant to Rule 462(b) promulgated under the Securities Act.

H.                                  Equity-Based Compensation

We maintain several equity compensation plans, all of which have been approved by our stockholders, under which our equity securities are authorized for issuance to our employees and/or directors: the Amended and Restated 2000 Stock Plan, or the 2000 Plan, the 2006 Employee Stock Purchase Plan and the 1993 Stock Plan, as amended. Our 2000 Plan provides for the grant of options and other stock-based awards to our directors, officers, employees and consultants. The terms and conditions of each such grant, including, but not limited to, the number of shares, the exercise price, term of the option/award and vesting requirements, are determined by our Board or the Compensation Committee of our Board. We currently anticipate that we will exhaust all shares available for issuance under the 2000 Plan prior to December 31, 2007. Accordingly, our Board has recommended that at the

Special Meeting of Stockholders to be held on Tuesday, November 27, 2007, our stockholders approve our proposed 2007 Equity Incentive Plan, or the 2007 Plan, to replace and supplement our existing 2000 Plan. The maximum number of shares that may be issued pursuant to the proposed 2007 Plan shall not exceed, in the aggregate, the sum of (1) the number of shares remaining available for issuance under the 2000 Plan as of the date the 2007 Plan is approved by our stockholders, or the Effective Date, (ii) the number of shares that are issuable pursuant to awards outstanding under the 2000 Plan as of the Effective Date and which would have otherwise reverted to the share reserve of the 2000 Plan, and (iii) an additional 2,000,000 shares (subject to certain adjustments under the 2007 Plan).

As of September 30, 2007, we have granted options and restricted stock units covering 2,108,400 shares of common stock under the 2000 Plan, of which 196,700 stock options and no restricted stock units have expired or terminated, and 583,981 stock options and 7,500 restricted stock units have been exercised. The number of outstanding options and restricted stock units outstanding under this plan as of September 30, 2007 was 1,283,719 and 36,500, respectively. The remaining number of shares available for future grants as of September 30, 2007 was 88,300. We granted 110,000 performance-based option awards in the first half of calendar 2007, which are included in the amounts above. These awards become exercisable in full immediately upon the achievement of certain performance goals established by our Board. All outstanding options granted have an exercise price equal to the closing price of our common stock on the grant date and substantially all outstanding options have a ten year term.

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

Our 2006 Employee Stock Purchase Plan authorizes the issuance of up to 100,000 shares of our common stock to eligible employees. Under the terms of the 2006 Employee Stock Purchase Plan, which began on June 1, 2007 and expires May 31, 2012, eligible employees may purchase shares (subject to certain plan and/or income tax limitations) in ten semi-annual offerings through payroll deductions of up to an annual maximum of 10% of the employee’s total compensation, including base pay or salary and any overtime, bonuses or commissions. The first period of the plan commenced on June 1, 2007 and ends November 30, 2007. For the remainder of the plan, periods will consist of six-month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31. The purchase price per share is the lesser of 85% of the fair market value of the stock on the first or last day of the plan period. As of September 30, 2007, no shares have been issued under the 2006 Employee Stock Purchase Plan.

On November 7, 2006, our Board approved a revised plan of non-employee director compensation, which was further amended on May 14 and October 2, 2007, as discussed below. As part of this plan it was intended that on the first Tuesday of each November, each non-employee director would be granted an option to purchase $100,000 in value of shares of our common stock pursuant to our 2000 Plan (or 2007 Plan, if it is approved by our stockholders). On May 14, 2007, our Board approved an amendment to the foregoing plan to provide that on the first Tuesday of each November, the Chairman of the Board (provided that the Chairman is a non-employee director), would be granted an option to purchase $200,000 in value of shares of our common stock. These options were to vest in full on the date of grant, have an exercise price equal to the fair market value of a share of our common stock as of the date of grant, and have a ten year term. The actual number of shares granted will be determined using a Black-Scholes option pricing model identical to that used by us for purposes of preparing our financial statements. Each newly-elected non-employee director will be granted an option to purchase $250,000 in value of shares of our common stock pursuant to our 2000 Plan (or 2007 Plan, if it is approved by our stockholders) on the date such director is elected to the Board. These options will vest in four equal annual installments beginning one year from the date of grant, have an exercise price equal to the fair market value of a share of our common stock as of the date of grant, and have a ten-year term. The actual number of shares granted will be determined using a Black-Scholes option pricing model. On October 2, 2007, our Board approved a further amendment to the foregoing director compensation plan to provide that all option grants to directors going forward, including the contemplated annual grants, will vest in four equal annual installments beginning one year from the date of grant rather than vest in full on the date of grant. Our Board also amended the director compensation plan to provide that director option grants will be awarded once per year, but not necessarily on the first Tuesday of November.

For the three months ended September 30, 2007, we recorded stock-based compensation expense of approximately $2.0 million for stock options granted under our 2000 Plan and our 2006 Employee Stock Purchase Plan, of which $0.5 million was included in research and development expenses and $1.5 million was included in selling, general and administrative expenses. For the nine months ended September 30, 2007, we recorded stock-based compensation expense of approximately $5.8 million for stock options granted under our 2000 Plan, our 2003 Employee Stock Purchase Plan and our 2006 Employee Stock Purchase Plan, of which approximately $1.3 million was included in research and development expenses and approximately $4.5 million was included in selling, general and administrative expenses. The stock-based compensation expense for the nine months ended September 30, 2007 included approximately $0.5 million of expense associated with 25,000 options, issued at a weighted average exercise price of $41.16 per share, whose vesting was accelerated in connection with the retirement of our former Executive Chairman of the Board of Directors.

The following table summarizes the weighted average of assumptions we utilized in calculating the expense associated with grants of options to differing groups of optionees for the nine-month period ended September 30, 2007 in accordance with SFAS 123R:

	Employees	Directors

Risk free interest rate %	4.5	N/A
Expected volatility %	65	N/A
Expected option term	5.3 years	N/A
Dividend yield	none	none

Risk free interest rates utilized are based upon published U.S. Treasury yield curves at the date of the grant for the expected option term. For stock options issued prior to March 31, 2007, we relied exclusively on the historical volatility of our own common stock price over the prior period equivalent to our expected option term. For subsequent issuances, we estimate our expected stock price volatility by basing it on a blend of the historical volatility of our own common stock price and the historical volatility of other similar companies over the prior period equivalent to our expected option term to better reflect expected future volatility. For stock options issued prior to March 31, 2007, we used the simplified method as promulgated by SAB 107 for estimating the expected option term. For stock options issued subsequent to March 31, 2007, we use the calculated historical term of stock options in computing the expected option term.

At September 30, 2007, the amount of unrecorded expense attributable to future periods for employee stock-based compensation was $21.5 million, of which $20.4 million was associated with stock options and $1.1 million was associated with restricted stock units. Such amounts will be amortized, in varying amounts, to research and development or selling, general and administrative expense, on a straight line basis over a weighted average amortization period of approximately three years. These future estimates are subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, changes in whether a performance condition is considered probable, and the issuance of new options.

I.              Concentration of Credit Risk

Our operations are located solely within the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. Four companies were responsible for approximately 98% of our revenues during the nine months ended September 30, 2007. Bayer Healthcare Pharmaceuticals (formerly known as Berlex Laboratories, Inc.), or Bayer, represented approximately 42%, Guerbet S.A., or Guerbet, represented approximately 26%, Cytogen Corporation, or Cytogen, represented approximately 17%, and Covidien LTD (formerly known as Tyco Healthcare), or Covidien, represented approximately 13% of our revenues during the nine months ended September 30, 2007. Three companies were responsible for approximately 90% of our revenues during the nine months ended September 30, 2006. Bayer represented approximately 45%, Guerbet represented approximately 33%, and Covidien represented approximately 12% of our revenues during the nine months ended September 30, 2006. No other company accounted for more than 10% of our total revenues for the nine months ended September 30, 2007 and 2006.

Two customers represented approximately 87% of our trade receivables at September 30, 2007. Covidien represented approximately 45% and Guerbet represented approximately 42% of our trade receivables at September 30, 2007. Two customers represented approximately 100% of our trade receivables at December 31, 2006. Guerbet represented approximately 77% and Covidien represented approximately 23% of our trade receivables at December 31, 2006. Revenues from customers and licensees outside of the United States, principally in Europe, South Korea and Japan, amounted to 28% and 36% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively.

J.                                     Recently Issued and Proposed Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, we are in the process of evaluating the impact of SFAS 157, but we do not expect it to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, thereby providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Accordingly, we are in the process of evaluating the impact of SFAS 159, but we do not expect it to have a significant impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force, or EITF, of the FASB reached a consensus on Issue 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-03, which addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this EITF, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. Accordingly, we are in the process of evaluating the impact of EITF 07-03, but we do not expect it to have a significant impact on our consolidated financial statements.

K.                                   Commitments and Contingencies

Legal Proceedings

On January 25, 2006, Cytogen filed a lawsuit against us in Massachusetts Superior Court in connection with a license and marketing agreement entered into in August 2000 between us and Cytogen. We filed an answer to the complaint asserting numerous counterclaims. On February 15, 2007, we settled the lawsuit with Cytogen. As a result, on February 15, 2007, each party dropped all claims against the other, and all agreements between the parties were terminated. With the termination of our agreements with Cytogen, we re-acquired the U.S. marketing rights to Combidex as well as the U.S. marketing rights to ferumoxytol for oncology imaging applications. Under the terms of the settlement, we paid Cytogen $4.0 million in cash and released to Cytogen 50,000 shares of Cytogen common stock held in escrow under the terms of the original license and marketing agreement.

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

On August 27, 2007, we entered into a second amendment to our lease with W2007 CPD Realty, L.L.C. (successor to CambridgePark 125 Realty Corporation), for the purpose of securing the rental of an additional 8,227 square feet of executive office space at 125 CambridgePark Drive on a coterminous basis with our existing lease. Under the terms of the second lease amendment, we are required to pay the landlord approximately $26,700 per calendar month for the remaining term of the amended lease for the additional space. All of the other terms and conditions of the original lease apply to the additional rented space. In addition to rent, we are also required to pay a proportionate share of the landlord’s annual operating costs and electricity. The rent for any extension term will be determined at the time of the exercise of the option under terms set out in the lease.

In accordance with FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense is being recognized in the financial statements on a straight-line basis over the lease term, excluding extension periods. In accordance with FASB Technical Bulletin No. 88-13, “Issues Relating to Accounting for Leases,” and other related interpretations, lease incentives granted to us by the lessor pursuant to the lease amendment are being accounted for on a straight-line basis over the remaining term of the amended lease for the additional space. In addition, in fulfillment of a security deposit requirement for both the original space and the additional space, we issued a $60,687 irrevocable letter of credit to the landlord. The cash securing this letter of credit is classified on the accompanying balance sheet as a long-term asset and is restricted in its use.

Severance Arrangements

We have entered into employment agreements with certain executives which provide for payments to the executive in the event that the executive is terminated other than for cause, as defined in the applicable employment agreement.

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

Overview

AMAG Pharmaceuticals, Inc., a Delaware corporation founded in 1981, is a biopharmaceutical company that utilizes its proprietary nanoparticle technology for the development and commercialization of therapeutic iron compounds to treat anemia and novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease.  We have two approved products, Feridex I.V.® and GastroMARK®, and two product candidates, ferumoxytol and Combidex®.

Ferumoxytol, our key product candidate, is being developed for use as an IV iron replacement therapeutic for the treatment of iron deficiency anemia in chronic kidney disease, or CKD, patients.  We have completed, and publicly announced top line results of, all four of our planned pivotal Phase III clinical studies for ferumoxytol as an IV iron replacement therapeutic in CKD patients.  Two of the studies were identical efficacy and safety studies each of which enrolled 304 non-dialysis dependent CKD patients comparing two doses of 510 mg ferumoxytol to daily oral iron.  The third study was a safety study in 750 non-dialysis dependent CKD and dialysis-dependent CKD patients comparing a single dose of 510 mg ferumoxytol to placebo.  The final study was a 230 patient multi-center efficacy and safety study in hemodialysis-dependent CKD patients comparing two doses of 510 mg ferumoxytol to daily oral iron.  In July 2007, we announced preliminary favorable results from this final study.  The efficacy and safety study demonstrated a statistically significant achievement of all primary and secondary endpoints.

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

We have completed our pre-NDA meeting with the U.S. Food and Drug Administration, or the FDA, with respect to our proposed New Drug Application, or NDA, for ferumoxytol as an IV iron replacement therapeutic in CKD patients with iron deficiency anemia.  Based on our current estimate of the timing of our efforts to prepare and finalize our NDA submission, we currently plan to submit our NDA for ferumoxytol as an IV iron replacement therapeutic in CKD patients during the fourth quarter of 2007.

Combidex, our other product under development, is an investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with MRI to aid in the differentiation of cancerous from normal lymph nodes.  In March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions.  In December 2006, Guerbet, our partner, announced that it submitted a marketing authorization application, the European equivalent of an NDA, to the European Agency for the Evaluation of Medicinal Products, seeking approval for Combidex under the tradename Sinerem™ as an aid in the differentiation of lymph nodes in patients with pelvic cancers, including prostate, bladder, cervical and uterine cancer.  In February 2007, we announced that we had re-acquired all U.S. marketing rights to Combidex in connection with the settlement of a lawsuit with Cytogen.  We are working to determine whether additional data from a Phase III study sponsored by Guerbet in Europe in patients with pelvic cancers, including prostate, bladder, cervical and uterine cancer, together with other additional analyses and information we may provide to the FDA will address the concerns raised in the March 2005 approvable letter.  Based on our preliminary review of the data from the Guerbet trial, it remains highly uncertain whether the data from that trial will be sufficient to address the concerns raised by the FDA, and until our evaluation and analysis of the additional data is complete and we meet with the FDA to discuss our intended response to the March 2005 approvable letter, we cannot predict with certainty the timing or likelihood of our ability to satisfy the conditions specified by the FDA for approval of Combidex.

Feridex I.V., our liver contrast agent, is currently approved and marketed in Europe, the United States and other countries. GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is also approved and marketed in Europe, the United States and other countries.

On May 14, 2007, our Board approved a change in our fiscal year end from September 30 to December 31.  On June 14, 2007, we filed a transition report on Form 10-Q for the quarter ended December 31, 2006 pursuant to Rule 13a-10 of the Exchange Act for transition period reporting.  Accordingly, our unaudited condensed consolidated financial statements reflect our new fiscal year end of December 31 and year-to-date amounts set forth in this Quarterly Report on Form 10-Q are for the nine-month periods ended September 30, 2007 and 2006.

On July 24, 2007, we announced that we changed our corporate name from Advanced Magnetics, Inc. to AMAG Pharmaceuticals, Inc., effective immediately.  The name change was effected pursuant to Section 253 of the Delaware General Corporate Law through a merger of a newly-created, wholly-owned subsidiary with and into Advanced Magnetics, Inc.  The name change did not require stockholder approval.

On August 31, 2007, we formed a Massachusetts corporation as a wholly-owned subsidiary of our company, which is classified as a securities corporation pursuant to Chapter 63, Section 38B of the Massachusetts General Laws, for the purpose of buying, selling and holding investment securities on our own behalf.  The amounts set forth in this Quarterly Report on Form 10-Q include our accounts and the accounts of our wholly-owned subsidiary, AMAG Securities Corporation.

Results of Operations for the Three-Month Period Ended September 30, 2007 as Compared to the Three-Month Period Ended September 30, 2006

Revenues

Total revenues were $0.5 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively, representing an increase of approximately 43%.  The increase in revenues was primarily the result of an increase in sales of Feridex I.V. and GastroMARK to our marketing partners partially offset by a decrease in the recognition of deferred license fee revenues from a license and marketing agreement covering Combidex.  Three companies were responsible for 95% of our revenues during the three months ended September 30, 2007.  Bayer represented approximately 39%, Guerbet represented approximately 31%, and Covidien represented approximately 25% of our revenues during the three months ended September 30, 2007.  Two companies were responsible for approximately 86% of our revenues during the three months ended September 30, 2006.  Bayer represented approximately 54% and Covidien represented approximately 32% of our revenues for the three months ended September 30, 2006.

Our revenues for the three months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Three-Month Periods Ended September 30,
	2007	2006	$ Change	% Change
Revenues:
License fees	$184	$217	$(33)	-15%
Royalties	59	58	1	2%
Product sales	260	76	184	>100%
Total revenues	$503	$351	$152	43%

License Fee Revenues

All of our license fee revenues for the three months ended September 30, 2007 consisted of license fee revenues associated with a license and marketing agreement with Bayer signed in fiscal 1995.  Our license fee revenues for the three months ended September 30, 2006 consisted of license fee revenues related to a license and marketing agreement signed with Cytogen in fiscal 2000 and license fee revenues associated with our license and marketing agreement with Bayer.

In August 2000, we entered into a license and marketing agreement with Cytogen in which, among other things, we granted Cytogen exclusive United States marketing rights to Combidex.  At the time of signing that agreement, we received shares of common stock of Cytogen with a market value of $13.5 million as a non-refundable licensing fee.  Revenues associated with this fee were recognized over the development period of the products subject to the agreement as costs were incurred.  The entire amount of the license fee was booked as deferred revenues upon signing the agreement.  On February 15, 2007, as part of the settlement of a lawsuit with Cytogen, the license and marketing agreement with Cytogen was terminated and the remainder of the deferred revenues associated with this agreement, $0.4 million, was recognized as income.

In February 1995, we entered into a license and marketing agreement and a supply agreement with Bayer, granting Bayer a product license and exclusive marketing rights to Feridex I.V. in the United States and Canada. In 1996, the parties agreed to remove Canada from the territories subject to the agreement.  Bayer paid us non-refundable license fees and other fees in connection with the agreements.  We have determined to account for the revenues associated with this agreement on a straight-line basis over the term of the agreement due to the existence of an established contract period.  The agreement expires in 2010 but can be terminated earlier upon the occurrence of certain specified events.

Total license fee revenues for the three months ended September 30, 2007 and 2006 were recognized as follows (in thousands):

	Three-Month Periods Ended September 30,
	2007	2006	$ Change	% Change
License fee revenue recognized in connection with the Cytogen agreement	$—	$33	$(33)	-100%
License fee revenue recognized in connection with the Bayer agreement	184	184	—	0%
Total	$184	$217	$(33)	-15%

Product Sale Revenues

Product sale revenues for the three months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Three-Month Periods Ended September 30,
	2007	2006	$ Change	% Change
Feridex I.V.	$25	$(3)	$28	<-100%
GastroMARK	235	79	156	>100%
Total	$260	$76	$184	>100%

The increase in product sale revenues for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was the result of an increase in sales of Feridex I.V. and GastroMARK to our marketing partners.  Product sales fluctuate from period to period largely as a result of unpredictable annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners.  Due to the historically low volume of our product sales, the impact of inflation is immaterial.  We expect revenues from product sales will continue to fluctuate from period to period in the short term as a result of these factors.

Costs and Expenses

Cost of Product Sales

We incurred costs of less than $0.1 million associated with product sales during both the three months ended September 30, 2007 and 2006.  These costs represented approximately 15.0% and 11.8% of product sales during the three months ended September 30, 2007 and 2006, respectively.  The cost of product sales and therefore our gross margins are dependent on the mix of customers, prices we charge for our products, product mix, changes in unit volume and production efficiencies.

Research and Development Expenses

Research and development expenses include external expenses, such as costs of clinical trials, contract research and development expenses, consulting and professional fees and expenses, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of product needed to support research and development efforts, related costs of facilities, and other general costs related to research and development.  We do not track our internal costs by project since our research and development personnel work on a number of projects concurrently and much of our fixed costs benefit multiple projects or our operations in general.

Research and development expenses for the three months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Three-Month Periods Ended September 30,
	2007	2006	$ Change	% Change
External Research and Development Expenses
Ferumoxytol as an IV Iron Replacement Therapeutic	$2,184	$6,142	$(3,958)	-64%
Combidex	155	18	137	>100%
Other external costs	356	183	173	95%
Total	$2,695	$6,343	$(3,648)	-58%

Internal Research and Development Expenses	3,081	1,558	1,523	98%

Total Research and Development Expenses	$5,776	$7,901	$(2,125)	-27%

Total research and development expenses incurred in the three months ended September 30, 2007 amounted to $5.8 million, a decrease of $2.1 million from the three months ended September 30, 2006.  The decrease was attributable to a $3.6 million decrease in external costs partially offset by a $1.5 million increase in internal costs.  We expect research and development expenses to increase as we finalize the activities associated with our ferumoxytol NDA submission, continue expansion of the research and development function and activities in support of ferumoxytol, finalize our plan for responding to the March 2005 approvable letter we received from the FDA with respect to Combidex, and pursue clinical development of additional indications for ferumoxytol.

The $3.6 million decrease in external costs for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was due primarily to a decrease in expenditures associated with the development program for ferumoxytol as an IV iron replacement therapeutic as we completed our Phase III clinical trials partially offset by the increase in costs associated with our preparation of the ferumoxytol NDA submission and our preparation for commercial scale manufacturing of ferumoxytol.

The $1.5 million increase in internal costs for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was due primarily to higher compensation-related costs as a result of hiring additional research and development personnel and the implementation of a company-wide bonus plan.  There were no company-wide bonus plans in place during the three months ended September 30, 2006.  For the three-month period ended September 30, 2007, the amount of stock-based compensation expense included in research and development was $0.5 million, an increase of $0.3 million compared to the same period in 2006.

Through the end of fiscal 2000, we incurred aggregate internal and external research and development expenses of $6.5 million related to pre-clinical and toxicology studies of ferumoxytol.  Since the end of fiscal 2000 and through the three months ended September 30, 2007, we incurred aggregate external research and development expenses of $37.3 million related to pre-clinical activities and clinical trials in connection with ferumoxytol.  We currently estimate that the future cost of the external efforts necessary to complete development of and submit our NDA for ferumoxytol as an IV iron replacement therapeutic for the treatment of anemia in CKD patients in the U.S. will be in the range of approximately $3.0 to $5.0 million through the end of 2007.  Our external costs could increase if we experience inadequate performance or errors by third party service providers, if we need to increase the scope and/or budget of the services provided by third parties, if there are deficiencies in the design or oversight by us of our studies, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic.

We incurred total research and development expenses of $13.5 million through the end of fiscal 2000 in connection with the development of Combidex.  Since fiscal 2000 and through the three months ended September 30, 2007, we incurred additional external research and development expenses of $1.9 million, as well as additional internal research and development costs related to our efforts to obtain FDA approval for Combidex.  We cannot predict with certainty the timing or cost of the efforts that would be necessary to satisfy the conditions specified by the FDA for approval of Combidex or our ability to complete those efforts in a timely or cost-effective manner, if at all.  However, our external research and development expenses with respect to Combidex may increase as we finalize our strategy for responding to the March 2005 approvable letter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Three-Month Periods Ended September 30,
	2007	2006	$ Change	% Change
Compensation, payroll taxes and benefits	$2,604	$1,116	$1,488	>100%
Professional and consulting fees and other expenses	3,237	1,197	2,040	>100%
Total	$5,841	$2,313	$3,528	>100%

The increase in selling, general and administrative expenses for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was due primarily to costs associated with the expansion of our commercial operations function, expansion of our infrastructure, and the implementation of a company-wide bonus plan.  For the three-month period ended September 30, 2007, the amount of stock based compensation expense included in selling, general and administrative expenses was $1.5 million, an increase of $0.9 million compared to the same period in 2006.  The increase in stock-based compensation expense was largely attributable to increased option grants.

We expect selling, general and administrative expenses to increase as we continue our efforts to augment our operational infrastructure by recruiting additional staff such as sales and marketing professionals and hiring consultants in preparation for the potential commercialization of ferumoxytol as an IV iron replacement therapeutic.

Other Income (Loss)

Other income (loss) included $4.1 million and $0.6 million of interest income for the three months ended September 30, 2007 and 2006, respectively.  The increase in other income (loss) for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, was primarily attributable to the higher average total dollar amount of invested funds in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 as a result of our December 2006 and May 2007 financings.

Net Loss

For the reasons stated above, there was a net loss of $7.0 million, or $0.42 per basic and diluted share, for the three months ended September 30, 2007 compared to a net loss of $9.3 million, or $0.78 per basic and diluted share, for the three months ended September 30, 2006.

Results of Operations for the Nine-Month Period Ended September 30, 2007 as Compared to the Nine-Month Period Ended September 30, 2006

Revenues

Total revenues for the nine-month periods ended September 30, 2007 and 2006 were $2.2 million and $2.0 million, respectively.  The increase in total revenues for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was principally due to an increase in the recognition of deferred license fee revenues from a license and marketing agreement covering Combidex, partially offset by decreased royalty revenues.  Four companies were responsible for approximately 98% of our revenues during the nine months ended September 30, 2007.  Bayer represented approximately 42%, Guerbet represented approximately 26%, Cytogen represented approximately 17%, and Covidien represented approximately 13% of our revenues during the nine months ended September 30, 2007.  Three companies were responsible for approximately 90% of our revenues during the nine months ended September 30, 2006.  Bayer represented approximately 45%, Guerbet represented approximately 33% and Covidien represented approximately 12% of our revenues during the nine months ended September 30, 2006.

Our revenues for the nine months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2007	2006	$ Change	% Change
Revenues:
License fees	$911	$684	$227	33%
Royalties	200	269	(69)	-26%
Product sales	1,050	1,056	(6)	-1%
Total revenues	$2,161	$2,009	$152	8%

License Fee Revenues

License fee revenues for the nine months ended September 30, 2007 and 2006 consisted of license fee revenues related to a license and marketing agreement signed with Cytogen in fiscal 2000 and license fee revenues associated with a license and marketing agreement with Bayer signed in fiscal 1995.  These license agreements are described in detail above under the section entitled “License Fee Revenues” in the discussion of our results of operation for the three-month periods ended September 30, 2007 and 2006.

Total license fee revenues for the nine months ended September 30, 2007 and 2006 were recognized as follows (in thousands):

	Nine-Month Periods Ended September 30,
	2007	2006	$ Change	% Change
License fee revenue recognized in connection with the Cytogen agreement	$358	$131	$227	>100%
License fee revenue recognized in connection with the Bayer agreement	553	553	—	0%
Total	$911	$684	$227	33%

During the nine months ended September 30, 2007 our revenues associated with the Cytogen agreement increased as compared with the nine months ended September 30, 2006.  On February 15, 2007, as part of the settlement of a lawsuit with Cytogen, the license and marketing agreement with Cytogen was terminated.  Therefore, the remainder of the deferred revenue associated with this agreement, $0.4 million, was recognized during the nine months ended September 30, 2007 compared to $0.1 million recognized in the nine months ended September 30, 2006.

Product Sale Revenues

Product sale revenues for the nine months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2007	2006	$ Change	% Change
Feridex I.V.	$368	$595	$(227)	-38%
GastroMARK	547	461	86	19%
Combidex	135	—	135	N/A
Total	$1,050	$1,056	$(6)	-1%

The slight decrease in product sale revenues in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 resulted from a decrease in sales of Feridex I.V. partially offset by an increase in sales of GastroMARK to our marketing partners and an increase in sales of bulk Combidex to one of our foreign marketing partners for research and development purposes.  Product sales may fluctuate from period to period.  Fluctuations in our product sales are largely attributable to unpredictable annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners.  We expect revenues from product sales will continue to fluctuate from period to period in the short run as a result of these factors.

Costs and Expenses

Cost of Product Sales

We incurred costs of $0.3 million associated with product sales during the nine months ended September 30, 2007 compared to costs of $0.2 million associated with product sales during the nine months ended September 30, 2006.  This constituted approximately 28% and 14% of product sales during the nine months ended September 30, 2007 and 2006, respectively.  The increase in cost of product sales is due primarily to the sale of bulk Combidex at cost to one of our foreign marketing partners for research and development purposes.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2007	2006	$ Change	% Change
External Research and Development Expenses
Ferumoxytol as an IV Iron Replacement Therapeutic	$7,099	$12,934	$(5,835)	-45%
Ferumoxytol as an Imaging Agent	—	72	(72)	-100%
Combidex	465	109	356	>100%
Other external costs	1,017	485	532	>100%
Total	$8,581	$13,600	$(5,019)	-37%

Internal Research and Development Expenses	8,451	4,623	3,828	83%

Total Research and Development Expenses	$17,032	$18,223	$(1,191)	-7%

Total research and development expenses incurred in the nine months ended September 30, 2007 amounted to $17.0 million, a decrease of $1.2 million from the nine months ended September 30, 2006.  This decrease was due to a $5.0 million decrease in external costs partially offset by an increase of $3.8 million in internal costs.

The $5.0 million decrease in external costs for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to a decrease in expenditures associated with the development program for ferumoxytol as an IV iron replacement therapeutic as we completed our Phase III clinical trials partially offset by the increase in costs associated with the preparation of our ferumoxytol NDA submission and manufacturing research and development costs.

The $3.8 million increase in internal costs for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to higher compensation-related costs as a result of hiring additional research and development personnel, higher facility-related costs incurred in connection with the lease of additional office space, and the implementation of a company-wide bonus plan.  There were no company-wide bonus plans in place during the nine months ended September 30, 2006.  In addition, for the nine-month period ended September 30, 2007, the amount of stock-based compensation expense included in research and development was $1.3 million, an increase of $0.7 million as compared to the same period in 2006.  The increase in stock-based compensation expense was largely attributable to increased stock option grants due in part to the growth in headcount in the research and development area.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2007	2006	$ Change	% Change
Compensation, payroll taxes and benefits	$7,601	$3,610	$3,991	>100%
Professional and consulting fees and other expenses	6,113	2,540	3,573	>100%
Total	$13,714	$6,150	$7,564	>100%

The $7.6 million increase in selling, general and administrative expenses for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to costs associated with the establishment of our commercial operations function, expansion of our infrastructure, and the implementation of a company-wide bonus plan.  For the nine-month period ended September 30, 2007, the amount of stock-based compensation expense included in selling, general and administrative expenses was $4.5 million, an increase of $2.4 million as compared to the same period in 2006.  The increase in stock-based compensation expense during calendar 2007 was largely attributable to increased option grants as well as expense incurred as the result of a second quarter option modification which occurred in connection with the resignation of our former Executive Chairman of the Board.

Other Income (Loss)

Other income (loss) for the nine months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2007	2006	$ Change	% Change
Interest income	$8,712	$1,400	$7,312	>100%
Litigation settlement	(4,000)	—	(4,000)	N/A
Loss on disposal of fixed assets	—	(35)	35	-100%
Total Other Income (Loss)	$4,712	$1,365	$3,347	>100%

The increase in Other Income (Loss) in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, was primarily attributable to increased interest income associated with the higher average total dollar amount of invested funds partially offset by a $4.0 million settlement with our former licensee Cytogen in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.  The increase in funds available for investment was the result of our December 2006 and May 2007 financings.

Net Loss

For the reasons stated above, there was a net loss of $24.2 million, or $1.57 per basic and diluted share, for the nine months ended September 30, 2007 compared to a net loss of $21.1 million, or $1.87 per basic and diluted share for the nine months ended September 30, 2006.

Liquidity and Capital Resources

We have financed our operations primarily from the sale of our equity securities, proceeds from our marketing and distribution partners and cash generated from our investing activities.  Our long-term capital requirements will depend on many factors, including, but not limited to, the following:

•       our ability to successfully complete development of ferumoxytol as an IV iron replacement therapeutic in a timely manner and within our projected budget;

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

•       the costs associated with preparing for commercial-scale manufacturing of our product candidates, including the costs associated with qualifying second source manufacturers;

•       costs associated with our potential development of additional indications for ferumoxytol;

•       costs associated with our pursuit of approval for ferumoxytol as an IV iron replacement therapeutic outside the U.S.;

•       the magnitude of our product sales and royalties;

•       our ability to establish additional development and marketing arrangements or to enter into alternative strategic relationships;

•       the costs involved in filing, prosecuting and enforcing patent claims; and

•       our ability to raise additional capital on terms and within a timeframe acceptable to us, if necessary.

As of September 30, 2007, our investments consisted of auction rate securities, corporate debt securities, U.S. treasury and government agency securities, and commercial paper.  Cash and cash equivalents (which consist of cash on hand, money market funds and U.S. Treasury Bills having an original maturity of less than three months) and investments consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006	$ Change	% Change
Cash and cash equivalents	$29,072	$114,460	$(85,388)	-75%
Short-term investments	259,366	41,599	217,767	>100%
Long-term investments	3,330	—	3,330	N/A
Total cash, cash equivalents and investments	$291,768	$156,059	$135,709	87%

The significant increase in cash, cash equivalents and investments as of September 30, 2007 compared to December 31, 2006 is primarily the result of the receipt of net proceeds of $154.5 million from our May 2007 public offering of common stock.  As of September 30, 2007, we believe that our cash, cash equivalents, and investments, combined with cash we currently expect to receive from earnings on our investments, will be sufficient to satisfy our future cash flow needs for at least the next twelve months, including projected operating expenses and research and development costs related to our development and commercialization programs for ferumoxytol as an IV iron replacement therapeutic.

Net cash used in operating activities was $21.5 million in the nine months ended September 30, 2007 compared to $12.0 million in the nine months ended September 30, 2006, an increase of $9.5 million.  This increase was principally due to a $4.0 million settlement payment to Cytogen, an increase in compensation-related expenses associated with the hiring of additional employees for research and development and commercial operating activities, and payments for activities in preparation for the potential commercialization of ferumoxytol as an IV iron replacement therapeutic.

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

In addition to our internal research and development costs, we currently estimate that the future cost of the external efforts necessary to complete development of and submit  our NDA for ferumoxytol as an IV iron replacement therapeutic for the treatment of anemia in CKD patients in the U.S. will be in the range of approximately $3.0 to $5.0 million through the end of 2007.  Our external costs could increase if we experience inadequate performance or errors by third party service providers, if we need to increase the scope and/or budget of the services provided by third parties, if there are deficiencies in the design or oversight by us of these studies, or if we need to conduct additional clinical trials or we otherwise experience a delay in the submission of our NDA for ferumoxytol as an IV iron replacement therapeutic.

Cash used in investing activities was $221.2 million in the nine months ended September 30, 2007 compared to cash provided by investing activities of $1.7 million in the nine months ended September 30, 2006, an increase of $222.9 million.  The increase was primarily due to the purchase of investments with the proceeds received from our December 2006 and May 2007 financings.

Cash provided by financing activities was $157.3 million in the nine months ended September 30, 2007 compared to $34.9 million in the nine months ended September 30, 2006, an increase of $122.4 million.  In May 2007, we sold 2,500,000 shares of our common stock in an underwritten public offering.  Net proceeds to us from the financing were approximately $154.5 million after deducting external transaction costs directly associated with the common stock offering. The shares were issued pursuant to a shelf registration statement on Form S-3 which became effective upon filing.

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

On August 27, 2007, we entered into a second amendment to our lease with W2007 CPD Realty, L.L.C (successor to CambridgePark 125 Realty Corporation), for the purpose of securing the rental of an additional 8,227 square feet of executive office space at 125 CambridgePark Drive on a coterminous basis with our existing lease.  Under the terms of the second lease amendment, we are required to pay the landlord approximately $26,700 per calendar month for the remaining term of the amended lease for the additional space.  All of the other terms and conditions of the original lease apply to the additional rented space.  In addition to rent, we are also required to pay a proportionate share of the landlord’s annual operating costs and electricity.  The rent for any extension term will be determined at the time of the exercise of the option under terms set out in the lease.

In fulfillment of a security deposit requirement for both the original space and the additional space described above, we have issued a $60,687 irrevocable letter of credit to the landlord.  The cash securing this letter of credit is classified on our balance sheet as a long-term asset and is restricted in its use.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements as defined by SEC rules and regulations.

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

Equity-Based Compensation.  On October 1, 2005, we adopted SFAS 123R and its related implementation guidance as promulgated by both the FASB and SAB 107 associated with the accounting for the share-based compensation arrangements of our employees and certain directors, including our Employee Stock

Purchase Plan.  These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.  Because stock-based compensation expense recognized in the Statements of Operations for the three- and nine-month periods ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, we must make certain judgments about whether employees will complete the requisite service period.  We have reduced the compensation expense being recognized for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.  In addition, for awards that contain performance conditions, compensation cost will only be recognized if the performance condition is considered probable of being achieved.  Management must make judgments and estimates about the probability that the performance condition will be achieved based on a number of factors, both internally and externally.  If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

We estimate the fair value of equity-based compensation involving stock options based on the Black-Scholes option pricing model.  This model requires the input of several factors such as expected risk-free interest rate over the expected option term, expected volatility of our stock price over the expected option term, the expected option term, and expected dividend yield over the expected option term and is subject to various assumptions.  Risk free interest rates utilized are based upon published U.S. Treasury yield curves at the date of the grant for the expected option term.  For stock options issued prior to March 31, 2007, we relied exclusively on the historical volatility of our own common stock price over the prior period equivalent to our expected option term.  For subsequent issuances, we have augmented our method of estimating our expected stock price volatility by basing it upon a blend of the historical volatility of our own common stock price and the historical volatility of other similar companies to better reflect expected future volatility.  For stock options issued prior to March 31, 2007, we used the simplified method as promulgated by SAB 107 for estimating the expected option term.  For stock options issued subsequent to March 31, 2007, we use the calculated historical term of stock options in computing the expected option term.  We believe this valuation methodology is appropriate for estimating the fair value of stock options we grant to employees and directors which are subject to SFAS 123R requirements.  These amounts are estimates and thus may not be reflective of actual future results or amounts ultimately realized by recipients of these grants.  These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, changes in estimated forfeiture rates and the issuance of new options.  The fair value of restricted stock units granted to employees and directors is determined at the grant date and is computed using the fair value method, which is based upon the estimated fair market value per share on the date of the grant.  With any accounting policy that applies judgments and estimates, actual results could significantly differ from those estimates and our financial results could be materially and adversely impacted.

Impact of Recently Issued and Proposed Accounting Pronouncements

In September 2006, the FASB issued SFAS 157.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Accordingly, we are in the process of evaluating the impact of SFAS 157, however, we do not expect it to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, thereby providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Accordingly, we are in the process of evaluating the impact of SFAS 159, but we do not expect it to have a significant impact on our consolidated financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities.  Under this EITF, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years.  Accordingly, we are in the process of evaluating the impact of EITF 07-03, but we do not expect it to have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2007, we invested a portion of our surplus cash in fixed income investments in U.S. treasury and U.S. government agency securities, auction rate securities and commercial paper from U.S. corporations.  These investments are subject to interest rate risk and will fall in value if market interest rates increase.  However, even if market interest rates for comparable investments were to hypothetically increase immediately and uniformly by approximately 10% from levels at September 30, 2007, this would have resulted in a hypothetical decline in the fair value of our investments of only approximately $0.1 million.

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and our principal financial and accounting officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e) or Rule 15d-15(e), with the participation of our management, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.  Our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                 OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchases of equity securities during the three months ended September 30, 2007.

The following table provides information about purchases by us during the three months ended September 30, 2007 of our equity securities that are registered pursuant to Section 12 of the Exchange Act. Other than as set forth below, no purchases were made during the quarter by or on behalf of us by any person or entity acting, directly or indirectly, in concert with us for the purpose of acquiring our securities or by an affiliate of ours who, directly or indirectly, controls our purchases of such securities, whose purchases are controlled by us, or whose purchases are under common control with ours.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

July 1, 2007 through July 31, 2007	2,803	$59.55	—	—

August 1, 2007 through August 31, 2007	—	$—	—	—

September 1, 2007 through September 30, 2007	—	$—	—	—

Total	2,803	$59.55	—	—

(1)             Consists solely of shares tendered by current and former employees and directors as payment of the exercise price of stock options granted in accordance with provisions of both our equity compensation plans and individual stock option agreements.

(2)             We do not currently have any publicly announced repurchase programs or plans.

Item 5. Other Information.

On October 18, 2007 we filed a definitive proxy statement with the SEC and mailed to our stockholders a notice of a Special Meeting of Stockholders to be held on November 27, 2007. We currently anticipate that we will exhaust all shares available for issuance under our 2000 Plan prior to December 31, 2007. Accordingly, our Board has recommended that at the Special Meeting of Stockholders, our stockholders approve our proposed 2007 Plan to replace and supplement our existing 2000 Plan. The 2007 Plan would allow us to grant stock options, restricted stock units, restricted stock, and other equity interests in our company to employees, officers, directors, consultants, and advisors of our company and subsidiaries. The maximum number of shares that may be issued pursuant to the proposed 2007 Plan shall not exceed, in the aggregate, the sum of (1) the number of shares remaining available for issuance under the 2000 Plan as of the date the plan is approved by our stockholders, or the Effective Date, (ii) the number of shares that are issuable pursuant to awards outstanding under the 2000 Plan as of the Effective Date and which would have otherwise reverted to the share reserve of the 2000 Plan, and (iii) an additional 2,000,000 shares (subject to certain adjustments under the 2007 Plan).

Item 6. Exhibits.

(a)          List of Exhibits

Exhibit Number		Description

4.1	+	Specimen certificate representing the Company’s Common Stock.
10.1	+	Summary of the AMAG Pharmaceuticals, Inc. Director Compensation Plan
31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	+	Exhibits marked with a plus sign (“+”) are filed herewith.
	++	Exhibits marked with a double plus sign (“++”) are furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAG PHARMACEUTICALS, INC.

By:	/s/ Brian J.G. Pereira
Brian J.G. Pereira,
Chief Executive Officer, President and Director

Date: November 7, 2007

AMAG PHARMACEUTICALS, INC.

By:	/s/ David A. Arkowitz
David A. Arkowitz,
Chief Financial Officer and Chief Business Officer

Date: November 7, 2007

EXHIBIT INDEX

Exhibit Number		Description

4.1	+	Specimen certificate representing the Company’s Common Stock.
10.1	+	Summary of the AMAG Pharmaceuticals, Inc. Director Compensation Plan
31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	+	Exhibits marked with a plus sign (“+”) are filed herewith.
	++	Exhibits marked with a double plus sign (“++”) are furnished herewith.