Form 10-Q
period 2008-03-31
AMAG PHARMACEUTICALS INC.
filed 2008-05-07
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 1, 2008 there were 16,993,687 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I	FINANCIAL INFORMATION

Item 1. Financial Statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$52,407	$28,210
Short-term investments	157,157	258,597
Accounts receivable - trade	458	223
Inventories	354	384
Prepaid expenses and interest receivable	3,248	2,800
Total current assets	213,624	290,214
Property, plant and equipment:
Land	360	360
Building and improvements	5,233	5,106
Laboratory equipment	6,200	5,959
Furniture and fixtures	1,590	1,569
Total property, plant and equipment	13,383	12,994
Less - accumulated depreciation	(8,687)	(8,452)
Net property, plant and equipment	4,696	4,542
Restricted cash	95	95
Long-term investments	66,364	—
Total assets	$284,779	$294,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,736	$1,733
Accrued expenses	4,348	5,547
Deferred revenue and rent expense	851	738
Total current liabilities	6,935	8,018
Long-term liabilities:
Deferred revenue and rent expense	552	879
Total liabilities	7,487	8,897

Commitments and contingencies (Note J)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized; 16,985,112 and 16,945,662 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	170	169
Additional paid-in capital	405,554	402,346
Accumulated other comprehensive (loss) income	(2,443)	127
Accumulated deficit	(125,989)	(116,688)
Total stockholders’ equity	277,292	285,954
Total liabilities and stockholders’ equity	$284,779	$294,851

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
License fees	$184	$542
Royalties	36	77
Product sales	392	294
Total revenues	612	913

Costs and expenses:
Cost of product sales	44	157
Research and development expenses	4,823	6,141
Selling, general and administrative expenses	8,385	2,791
Total costs and expenses	13,252	9,089

Other Income (Expense):
Interest and dividend income, net	3,339	1,973
Litigation settlement (Note J)	—	(4,000)
Total other income (expense)	3,339	(2,027)
Net loss	$(9,301)	$(10,203)

Net loss per share:
Basic and diluted	$(0.55)	$(0.72)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	16,970	14,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net loss	$(9,301)	$(10,203)
Other comprehensive (loss) income:
Unrealized (losses) gains on securities	(2,570)	—
Comprehensive loss	$(11,871)	$(10,203)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net Loss	$(9,301)	$(10,203)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	235	173
Non-cash expense associated with stock options and restricted stock units	2,694	1,533
Amortization of premium on purchased securities	(19)	—
Gain on sale of securities	(72)	—
Changes in operating assets and liabilities:
Accounts receivable - trade	(235)	268
Inventories	30	25
Prepaid expenses and interest receivable	(448)	(579)
Accounts payable and accrued expenses	(1,196)	(2,169)
Deferred revenue and rent expense	(214)	(504)
Total adjustments	775	(1,253)
Net cash used in operating activities	(8,526)	(11,456)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	126,068	40,452
Proceeds from maturities of held-to-maturity investments	—	77,889
Purchase of available-for-sale investments	(93,470)	(107,203)
Purchase of held-to-maturity investments	—	(110,787)
Capital expenditures	(389)	(284)
Net cash provided by (used in) investing activities	32,209	(99,933)

Cash flows from financing activities:
Proceeds from the exercise of stock options	514	1,333
Net cash provided by financing activities	514	1,333
Net increase (decrease) in cash and cash equivalents	24,197	(110,056)
Cash and cash equivalents at beginning of the period	28,210	114,460
Cash and cash equivalents at end of the period	$52,407	$4,404
Supplemental data:
Non-cash financing activities:
Non-cash stock option exercises	$—	$516

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

A. Description of Business

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981.  We are a biopharmaceutical company that utilizes our proprietary nanoparticle technology for the development and commercialization of therapeutic iron compounds to treat anemia and novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease.  We have two approved products, Feridex I.V.® and GastroMARK®, and we have two product candidates, ferumoxytol and Combidex®.  Ferumoxytol, our key product candidate, is being developed for use as an intravenous, or IV, iron replacement therapeutic agent for the treatment of iron deficiency anemia in patients with chronic kidney disease, or CKD.  Combidex is our investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging, or MRI, to aid in the differentiation of cancerous from normal lymph nodes.  Feridex I.V., our liver contrast agent, is approved and marketed in the U.S., Europe and other countries.  GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in the U.S., Europe and other countries.  Throughout this Quarterly Report on Form 10-Q, AMAG Pharmaceuticals, Inc. and our consolidated subsidiary are collectively referred to as the Company.

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

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, or the SEC, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.  Interim results are not necessarily indicative of the results of operations for the full year.  These interim financial statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  The most significant estimates and assumptions are used in, but not limited to, assessing investments and long-lived assets for potential impairment, and determining values of investments, accrued expenses, income taxes and stock-based compensation expense.  Actual results could differ from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of AMAG Pharmaceuticals, Inc. and its wholly-owned subsidiary, AMAG Securities Corporation.  All significant intercompany account balances and transactions between the companies have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash held in commercial bank accounts, money market funds and U.S. Treasury securities having an original maturity of less than three months.  At March 31, 2008 and December 31, 2007, substantially all of our cash and cash equivalents were held in either commercial banks or money market accounts.

Investments

We account for and classify our investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the guidance outlined in Statement of Financial Accounting Standards, or SFAS, No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115.  The determination of the appropriate classification by us is based on a variety of factors, including management’s intent at the time of purchase.  As of March 31, 2008 and December 31, 2007, all of our investments were classified as available-for-sale securities.

Available-for-sale securities are those securities which we view as available for use in current operations, if needed.  Accordingly, with the exception of certain auction rate securities, or ARSs, that have not been called by the issuer or have not had a successful auction since March 31, 2008, we have classified all of our available-for-sale securities as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date.  Available-for-sale investments are stated at fair value with their unrealized gains and losses included as a separate component of stockholders’ equity entitled “Accumulated other comprehensive (loss) income,” until such gains and losses are realized.

Fair Value of Financial Instruments

As of January 1, 2008, we partially adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, for financial assets and liabilities recognized at fair value on a recurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for us on January 1, 2009, and will be applied prospectively.

Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy to measure fair value which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents, and short- and long-term investments.  In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$49,177	$49,177	$—	$—
Corporate debt securities	84,300	—	84,300	—
U.S. treasury and government agency securities	46,756	—	46,756	—
Commercial paper	23,701	—	23,701	—
Auction rate securities	68,764	—	—	68,764
	$272,698	$49,177	$154,757	$68,764

With the exception of our ARSs, which are valued using Level 3 inputs, as discussed below, the fair value of our investments is generally determined from quoted market prices received from pricing services based upon either quoted prices from active markets or other significant observable market transactions at fair value.

At March 31, 2008, all of our ARSs were municipal bonds with an auction reset feature, which were AAA-rated by at least one of the major securities rating agencies.  Most of these ARSs were collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and with the majority of remaining securities being backed by monoline bond insurance companies.  We have traditionally recorded these investments at cost, which approximated fair market value due to their variable interest rates, which typically reset through an auction process every 7 or 28 days.  This auction mechanism generally allowed existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value.  In mid-February 2008, our ARSs began to experience failed auctions, and we have continued to experience failed auctions since then.  As a result, as of March 31, 2008, we changed our valuation methodology for these securities to a discounted cash flow analysis.  Accordingly, these securities changed from Level 2 to Level 3 within SFAS 157’s hierarchy since our initial adoption of SFAS 157 at January 1, 2008.  Our valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when callability features may be exercised by the issuer.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.  Based upon this methodology, we have recorded an unrealized loss related to our ARSs of approximately $3.6 million to accumulated other comprehensive (loss)

income as of March 31, 2008.  We believe that the temporary impairment related to our ARSs of approximately $3.6 million is primarily attributable to the limited liquidity of these investments.  As of March 31, 2008, we continue to earn interest on all of our ARSs.  Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive (loss) income.  If we determine that any future valuation adjustment is other than temporary, we will record a charge to earnings as appropriate.

The following table presents our ARS assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 as of March 31, 2008:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Auction Rate Securities

Balance at December 31, 2007	$—
Transfers to Level 3	80,725
Total gains or (losses) (realized or unrealized) Included in earnings	—
Included in other comprehensive (loss) income	(3,561)
Purchases and settlements (net)	(8,400)
Balance at March 31, 2008	$68,764

Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary.  We periodically evaluate whether a decline in fair value below cost basis is other than temporary and consider available evidence regarding our investments.  In the event that the cost basis of a security significantly exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, and our intent and ability to hold the investment.  We also consider credit ratings with respect to our investments provided by investments ratings agencies.  All of our investments, including our ARSs, are classified as available-for-sale securities and are reflected at fair value.  If a decline in fair value is determined to be other than temporary, we will record a write-down in our Condensed Consolidated Statement of Operations and a new cost basis in the security will be established.

There were no unrealized losses in our investments which were deemed to be other than temporary at March 31, 2008 and December 31, 2007.  Realized gains and losses are determined on the specific identification method and are included in interest income in our Condensed Consolidated Statements of Operations.  Interest income is accrued as earned.

Equity-Based Compensation

We account for our stock-based compensation arrangements with our employees and certain directors, including options granted under our Employee Stock Purchase Plan, under SFAS No. 123R, “Share-Based Payment,” or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board, or the FASB, and the SEC Staff Accounting Bulletin 107.  Under these pronouncements, equity-based compensation cost is required to be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.  Because stock-based compensation expense is based on awards ultimately expected to vest, we must make certain judgments about whether employees and directors will complete the requisite service period.  Accordingly, we have reduced the compensation expense being recognized for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures are estimated based on historical experience.  In addition, for awards that contain performance conditions, compensation cost will only be recognized if the performance condition is considered probable of being achieved.  Management must make judgments and estimates about the probability that the performance condition will be achieved based on a number of factors, both internally and externally.  If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

We estimate the fair value of equity-based compensation involving stock options based on the Black-Scholes option pricing model.  This model requires the input of several factors such as expected risk-free interest rate over the expected option term, expected volatility of our stock price over the expected option term, the expected option term, and the expected dividend yield over the expected option term and is subject to various assumptions.  We believe our valuation methodology is appropriate for estimating the fair value of stock options we grant to employees and directors which are subject to SFAS 123R requirements.  Our stock option valuations are estimates and thus may not be reflective of actual future results or amounts ultimately realized by recipients of these grants.  These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, changes in estimated forfeiture rates and the issuance of new options and other stock awards.  The fair value of restricted stock units granted to employees and directors is determined based upon the quoted closing market price per share on the date of grant.  As with any accounting policy that applies judgments and estimates, actual results could significantly differ from those estimates and as a result, our financial results could be materially and adversely impacted.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires us to display comprehensive loss and its components as part of our condensed consolidated financial statements.  Comprehensive loss consists of net loss and other comprehensive (loss) income.  Other comprehensive (loss) income includes changes in equity that are excluded from net loss, which for all periods presented relates to unrealized holding gains and losses on available-for-sale investments.

Reclassifications

Certain amounts from the prior fiscal quarter have been reclassified to conform to the current quarter’s presentation.

C. Investments

At March 31, 2008 and December 31, 2007, our short- and long-term investments totaled $223.5 million and $258.6 million, respectively, and consisted solely of securities classified as available-for-sale.

The following is a summary of our available-for-sale securities at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$38,868	$123	$(60)	38,931
Due in one to three years	44,986	472	(89)	45,369
U.S. treasury and government agency securities
Due in one year or less	22,432	197	(17)	22,612
Due in one to three years	23,645	499	—	24,144
Commercial paper and certificates of deposit
Due in one year or less	23,708	13	(20)	23,701
Due in one to three years	—	—	—	—
Auction rate securities
Due in one year or less	—	—	—	—
Due after five years	2,400	—	—	2,400
Total short-term investments	$156,039	$1,304	$(186)	$157,157

Long-term investments:
Auction rate securities
Due in one year or less	—	—	—	—
Due after five years	69,925	—	(3,561)	66,364
Total long-term investments	$69,925	$—	$(3,561)	$66,364
Total short and long-term investments	$225,964	$1,304	$(3,747)	$223,521

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$33,894	$10	$(62)	$33,842
Due in one to three years	48,673	139	(74)	48,738
U.S. treasury and government agency securities
Due in one year or less	15,841	7	(1)	15,847
Due in one to three years	25,944	108	—	26,052
Commercial paper
Due in one year or less	26,745	9	(1)	26,753
Due in one to three years	—	—	—	—
Municipal debt securities
Due in one year or less	1,998	—	(8)	1,990
Due in one to three years	—	—	—	—
Auction rate securities
Due in one year or less	—	—	—	—
Due after five years	105,375	—	—	105,375
Total short-term investments	$258,470	$273	$(146)	$258,597

Total long-term investments	$—	$—	$—	$—

Total short and long-term investments	$258,470	$273	$(146)	$258,597

At March 31, 2008, we held $68.8 million (par value of $72.3 million) of municipal bond ARSs, rated AAA by at least one of the major securities rating agents, most of which were collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and with the majority of remaining securities being backed by monoline bond insurance companies.  We have traditionally recorded these investments  at cost, which approximated fair market value due to their variable interest rates, which typically reset through an auction process every 7 or 28 days.  This auction mechanism generally allowed existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value.  In mid-February 2008, our ARSs began to experience failed auctions and we have continued to experience failed auctions since then.  As a result, as of March 31, 2008 we changed our valuation methodology for these securities to a discounted cash flow analysis.  Our valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when callability features may be exercised by the issuer.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.  Based upon this methodology, we have recorded an unrealized loss related to our ARSs of approximately $3.6 million to accumulated other comprehensive (loss) income as of March 31, 2008.

Due to our belief that the market for ARSs may take in excess of twelve months to fully recover, we have classified those ARSs which have not been subsequently called by the issuers or had successful auctions as noncurrent and have included securities totaling approximately $66.4 million in long-term investments on our Condensed Consolidated Balance Sheet at March 31, 2008.  The remainder of our ARSs, totaling approximately $2.4 million, has been subsequently called by the issuers at face value or is in investments for which the market has recently had a number of successful auctions, and accordingly, we have classified those securities as short-term investments on our Condensed Consolidated Balance Sheet at March 31, 2008.

We believe that the temporary impairment related to our ARSs of approximately $3.6 million is primarily attributable to the limited liquidity of these investments, and we have no reason to believe that any of the underlying issuers of our ARSs are presently at risk of default.  As of May 1, 2008, approximately $69.1 million of our investments were municipal ARSs, and we continue to earn the contracted interest rate on all of our ARSs.  Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive (loss) income.  If we determine that any future valuation adjustment is other than temporary, we will record a charge to earnings as appropriate.  In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity, a buyer is found outside the auction process, or the securities mature.  For all of our ARSs, the underlying maturity date is in excess of one year and can be as far as 40 years in the future.  We believe we will ultimately be able to liquidate our investments without significant loss primarily due to the collateral securing most of the ARSs. However, it could take until final maturity of the ARSs to realize our investments’ par value.

The following is a summary of the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$16,357	$(149)	$—	$—	$16,357	$(149)
U.S. treasury and government agency securities	4,049	(17)	—	—	4,049	(17)
Commercial paper	16,879	(20)	—	—	16,879	(20)
Auction rate securities	66,364	(3,561)	—	—	66,364	(3,561)
	$103,649	$(3,747)	$—	$—	$103,649	$(3,747)

	December 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$45,427	$(136)	$—	$—	$45,427	$(136)
U.S. treasury and government agency securities	2,491	(1)	—	—	2,491	(1)
Commercial paper	9,056	(1)	—	—	9,056	(1)
Municipal debt securities	1,990	(8)	—	—	1,990	(8)
	$58,964	$(146)	$—	$—	$58,964	$(146)

With the exception of the ARSs as discussed above, the unrealized losses on our investments at March 31, 2008 and December 31, 2007 were primarily caused by interest rate increases and demand by marketplace participants for increased risk premiums.  Since the decline in market value is primarily attributable to changes in these factors, and we have the ability and intent to hold these investments until a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008.

D.            Inventories

The major classes of inventories were as follows at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$238	$259
Work in process	73	96
Finished goods	43	29
Total inventories	$354	$384

E.            Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

There were no significant income tax provisions or benefits for the three months ended March 31, 2008 and 2007.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

F.            Net Loss per Share

We compute basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period.  We did not include the following potential common shares issuable upon the exercise of outstanding options and restricted stock units (prior to consideration of the treasury stock method) in our computation of diluted net loss per share because such options and restricted stock units were anti-dilutive due to a net loss in the relevant periods (in thousands):

	Three Months Ended March 31,
	2008	2007
Options to purchase shares of common stock	1,734	1,158
Shares of common stock issuable upon the vesting of restricted stock units	29	33
Total	1,763	1,191

The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007

Net loss	$(9,301)	$(10,203)

Weighted average common shares outstanding	16,970	14,160
Loss per share:
Basic and diluted	$(0.55)	$(0.72)

G.            Equity-Based Compensation

We maintain several equity compensation plans, including our 2007 Equity Incentive Plan, or 2007 Plan, our Amended and Restated 2000 Stock Plan, or 2000 Plan, and our 2006 Employee Stock Purchase Plan.

Under our 2007 Plan, which was approved by our stockholders in November 2007, as of March 31, 2008 we have granted options covering 493,046 shares of common stock of which 5,400 stock options have expired or terminated, and none of which have been exercised.  The number of options outstanding under this plan as of March 31, 2008 was 487,646.  The remaining number of shares available for future grants as of March 31, 2008 was 1,540,979, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise.

All outstanding options granted have an exercise price equal to the closing price of our common stock on the grant date and substantially all outstanding options have a ten-year term.  During the three months ended March 31, 2008, we awarded a 100,000 share performance-based option to our Chief Executive Officer at an exercise price of $47.08.  This option will vest in equal annual installments over a three year period but will only begin vesting upon the achievement of a performance target with respect to our commercial sale of ferumoxytol by the end of the first quarter of 2009.  We have also previously granted 110,000 performance-based option awards with a weighted average exercise price of $63.00.  These performance options will vest if, and only if, our NDA for ferumoxytol is approved by the FDA on or prior to December 31, 2008.  For awards that contain performance conditions, compensation cost is only recognized if the performance conditions are considered probable of being achieved.

Under our 2000 Plan, as of March 31, 2008, we granted options and restricted stock units covering 2,182,700 shares of common stock of which 210,575 stock options and 750 restricted stock units have expired or terminated, and of which stock options and restricted stock units covering 681,195 and 14,500 shares of common stock, respectively, have been exercised.  The remaining number of shares underlying outstanding options and restricted stock units pursuant to our 2000 Plan as of March 31, 2008 was 1,246,930 and 28,750, respectively.  All outstanding options granted under the 2000 Plan have an exercise price equal to the closing price of our common stock on the grant date.  On November 27, 2007, the 2000 Plan was succeeded by our 2007 Plan and, accordingly, no further grants may be made under this plan.  Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan.  Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

Stock-based compensation expense as reflected in our Condensed Consolidated Statements of Operations was approximately as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Research and development	$709	$407
Selling, general and administrative	1,985	1,127
Total stock-based compensation expense	$2,694	$1,534

Stock-based compensation expense for the three months ended March 31, 2008 and 2007 included approximately $0.7 million and $0.4 million, respectively, in stock-based compensation expense associated with performance grants.

At March 31, 2008, the amount of unrecorded stock-based compensation expense for stock options attributable to future periods was approximately $30.5 million, of which $29.6 million was associated with stock options and $0.9 million was associated with restricted stock units.  Such amounts will be amortized, in varying amounts, primarily to research and development or selling, general and administrative expense, on a straight line basis over a weighted average amortization period of approximately 3.2 years.  These future estimates are subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, changes in whether a performance condition is considered probable, and the issuance of new options and other stock awards.

H.            Concentration of Credit Risk

Our operations are located solely within the U.S.  We are focused principally on developing and manufacturing IV iron replacement therapeutic and contrast agents for use in MRI.  We perform ongoing credit evaluations of our customers and generally do not require collateral.  The following table sets forth customers who represented 10% or more of our revenues for the three months ended March 31, 2008 and 2007.  No other company accounted for more than 10% of our total revenues for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Guerbet	64%	26%
Bayer	30%	22%
Covidien	<10%	13%
Cytogen	N/A	39%

All of the revenue attributable to Cytogen Corporation, or Cytogen, and a large portion of the revenue attributable to Bayer Healthcare Pharmaceuticals, or Bayer, in both periods was the result of previously deferred revenue related to up-front license fees that were either amortized into revenue on a straight-line basis or amortized over the period of the estimated performance obligation.

Revenues from customers outside of the U.S., principally in Europe, amounted to 64% and 26% of our total revenues for the three months ended March 31, 2008 and 2007, respectively.

I.             Recently Issued and Proposed Accounting Pronouncements

In September 2006, the FASB issued SFAS 157.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting policies.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.  Effective January 1, 2008, we partially adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.  The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for us on January 1, 2009, and will be applied prospectively.  We are currently evaluating the impact that these additional SFAS 157 provisions will have on our consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” or SFAS 159.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, thereby providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The amendment to SFAS 115 applies to all entities with available-for-sale and trading securities.  We did not elect to adopt the fair value option under this statement.

Effective January 1, 2008, we adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” or EITF 07-3.  EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.  The adoption of EITF 07-03 did not have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.”  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  Accordingly, we are in the process of evaluating the impact of SFAS 161, but we do not expect it to have a significant impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for financial statements issued for years beginning after December 15, 2008.  Accordingly, we are in the process of evaluating the impact of SFAS 141R.

J.            Commitments and Contingencies

Legal Proceedings

On January 25, 2006, Cytogen filed a lawsuit against us in Massachusetts Superior Court in connection with a license and marketing agreement entered into in August 2000 between us and Cytogen.  We filed an answer to the complaint asserting numerous counterclaims.  On February 15, 2007, we settled the lawsuit with Cytogen.  As a result, on February 15, 2007, each party dropped all claims against the other, and all agreements between the parties were terminated.  With the termination of our agreements with Cytogen, we re-acquired the U.S. marketing rights to Combidex as well as the U.S. marketing rights to ferumoxytol for oncology imaging applications.  Under the terms of the settlement, we paid Cytogen $4.0 million in cash and released to Cytogen 50,000 shares of Cytogen common stock held in escrow under the terms of the original license and marketing agreement.  We recorded the $4.0 million payment as a non-operating expense during the first quarter of 2007.

We may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including being subject to claims or disputes related to patents that have been issued or are pending in the field of research on which we are focused.  We are not aware of any material claims against us at March 31, 2008.

K.            Subsequent Events

At our Annual Meeting of Stockholders held on May 6, 2008, a proposal to amend our Certificate of Incorporation, as amended, to increase the number of shares of our common stock authorized thereunder from 25,000,000 to 58,750,000, was approved by a vote of our stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.  Examples of forward looking statements contained in this report include statements regarding the following: the progress of our intended development and commercialization of ferumoxytol and Combidex, the potential clinical trials of ferumoxytol we may initiate in indications other than chronic kidney disease, the potential approval and launch of ferumoxytol and our other product candidates in areas in the U.S. and outside the U.S., our intent to secure second source manufacturing facilities, future revenues, expected research and development expenses and sales, general and administrative expenses, our expectations regarding our short- and long-term liquidity and capital requirements and our ability to finance our operations, our belief that the impairment in the value of our auction rate securities is temporary and that we will ultimately be able to liquidate our auction rate security investments without significant loss, and information with respect to any other plans and strategies for our business.  Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.  Any forward-looking statement should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and those risks identified in our other SEC filings, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2007.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Ferumoxytol, our key product candidate, is being developed for use as an IV iron replacement therapeutic agent for the treatment of iron deficiency anemia in CKD patients.  In December 2007, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, seeking marketing approval for ferumoxytol as an IV iron replacement therapeutic agent in CKD patients, including both dialysis dependent and non-dialysis dependent patients.  Our NDA was accepted for standard review by the FDA and we expect a decision from the FDA in late October 2008.  In late February 2008, we held a New Drug Application Orientation presentation with the FDA where we were given the opportunity to meet with the FDA and highlight key aspects of our NDA filing.  Our NDA is supported by data from three open-label, multi-center, randomized Phase III efficacy and safety clinical studies and a fourth Phase III safety study.  The three efficacy and safety studies demonstrated a statistically significant achievement of all primary and secondary endpoints.  In total, over 1,700 patients and healthy volunteers were treated with ferumoxytol in eleven clinical studies.  We have released data on all four of our planned Phase III clinical trials of ferumoxytol as an IV iron replacement therapeutic agent in patients with CKD.

In 2008 we intend to initiate additional Phase II and/or Phase III studies in patient populations other than CKD patients.  Iron deficiency anemia is widely prevalent in many different patient populations, including elderly patients and women, and disease states including cancer and gastrointestinal diseases, as well as patients undergoing various surgical procedures.  Ferumoxytol may also be useful as a vascular enhancing agent in MRI.  We believe the product characteristics of ferumoxytol could support clinical development in additional indications.

We are currently in the process of building our own internal sales and marketing function, including a direct sales force, in preparation for the expected commercial launch of ferumoxytol as an IV iron replacement therapeutic agent in CKD patients in the U.S. in the first quarter of 2009.

We are also currently evaluating our strategy for seeking approval for ferumoxytol as an IV iron replacement therapeutic agent in countries outside the U.S.  The commercial opportunity for ferumoxytol as an IV iron replacement therapeutic agent varies from country to country, and in determining which markets outside the U.S. we intend to enter, we are assessing factors such as potential pricing and reimbursement, patient access to dialysis and the role of iron in medical treatment protocols in each country.  We are also currently evaluating possible strategic alliances and partnerships to assist us in entering attractive foreign markets.

Combidex, our other product under development, is an investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with MRI to aid in the differentiation of cancerous from normal lymph nodes.  In March 2005, we received an approvable letter from the FDA with respect to Combidex, subject to certain conditions.  In December 2006, Guerbet S.A., or Guerbet, our partner, submitted a marketing authorization application, the European equivalent of an NDA, to the European Agency for the Evaluation of Medicinal Products, or the EMEA, seeking approval for Combidex under the tradename Sinerem® as an aid in the differentiation of lymph nodes in patients with pelvic cancers, including prostate, bladder, cervical and uterine cancer.  In December 2007 Guerbet withdrew its EMEA application for Sinerem® after the Committee for Medicinal Products for Human Use indicated that the data submitted by Guerbet did not provide sufficient statistical demonstration of the efficacy of Sinerem®.  Based on our review of the data from the Guerbet trial, it appears unlikely that the data from that trial will be sufficient to address the concerns raised by the FDA in the 2005 approvable letter, which means we may have to sponsor one or more additional clinical trials to obtain marketing approval for Combidex.  We do not currently have plans to sponsor additional clinical studies of Combidex.

Feridex I.V., our liver contrast agent, is approved and marketed in the U.S., Europe and other countries. GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in the U.S., Europe, and other countries.

Results of Operations for the Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007

Revenues

Total revenues were $0.6 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively, representing a decrease of approximately 33%.  The decrease in revenues was the result of a decrease in the recognition of deferred license fee revenues following the February 2007 termination of our license and marketing agreement with Cytogen covering Combidex and a decrease in royalty revenues, partially offset by an increase in product sales.

Our revenues for the three months ended March 31, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Revenues:
License fees	$184	$542	$(358)	-66%
Royalties	36	77	(41)	-53%
Product sales	392	294	98	33%
Total	$612	$913	$(301)	-33%

The following table sets forth customers who represented 10% or more of our revenues for the three months ended March 31, 2008 and 2007.  No other company accounted for more than 10% of our total revenues in either period.

	Three Months Ended March 31,
	2008	2007
Guerbet	64%	26%
Bayer	30%	22%
Covidien	<10%	13%
Cytogen	N/A	39%

License Fee Revenues

All of our license fee revenues for the three months ended March 31, 2008 consisted of deferred license fee revenues associated with a license and marketing agreement with Bayer.  Our license fee revenues for the three months ended March 31, 2007 consisted of deferred license fee revenues related to a license and marketing agreement with Cytogen and deferred license fee revenues associated with our license and marketing agreement with Bayer.

In August 2000, we entered into a license and marketing agreement with Cytogen in which, among other things, we granted Cytogen exclusive U.S. marketing rights to Combidex.  At the time of signing that agreement, we received shares of common stock of Cytogen with a market value of approximately $13.5 million as a non-refundable licensing fee.  This fee was being recognized as revenue over the development period of the products subject to the agreement based upon costs incurred and expected remaining expenditures related to the agreement.  The entire amount of the license fee was recorded as deferred revenues upon signing the agreement.  In February 2007, as part of the settlement of a lawsuit with Cytogen, we paid Cytogen $4.0 million in cash.  In addition, the license and marketing agreement with Cytogen was terminated and the remainder of the deferred revenues associated with this agreement, $0.4 million, was recognized in February 2007 as there were no additional performance obligations under the license agreement due to its termination.

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

Total license fee revenues for the three months ended March 31, 2008 and 2007 were recognized as follows (in thousands):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
License fee revenues recognized in connection with the Cytogen agreement	$—	$358	$(358)	-100%
License fee revenues recognized in connection with the Bayer agreement	184	184	—	0%
Total	$184	$542	$(358)	-66%

Product Sale Revenues

Product sale revenues for the three months ended March 31, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Feridex I.V.	$235	$—	$235	N/A
GastroMARK	157	159	(2)	-1%
Combidex	—	135	(135)	-100%
Total	$392	$294	$98	33%

The increase in product sale revenues for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was the result of an increase in sales of Feridex I.V. to our marketing partners offset by a decrease in the sale of bulk Combidex to one of our foreign marketing partners for research and development purposes.  Product sales may fluctuate from period to period.  Fluctuations in our product sales are primarily attributable to unpredictable annual product demand by end users and the batch size in which our products are manufactured and shipped, which creates uneven purchasing patterns by our marketing partners.  We expect that revenues from our current products will not substantially change from their current levels.

Costs and Expenses

Cost of Product Sales

We incurred costs associated with product sales during the three months ended March 31, 2008 and 2007 of approximately $44,000 and $0.2 million, respectively.  This constituted approximately 11.2% and 53.4% of product sales during the three months ended March 31, 2008 and 2007, respectively.  The decrease in cost of product sales as a percentage of product sale revenues was due primarily to the sale of bulk Combidex at cost to one of our foreign marketing partners for research and development purposes during the three months ended March 31, 2007 and there were no such sales in the three months ended March 31, 2008.  The cost of product sales and therefore our gross margin is dependent on the mix of customers, prices we charge for our products, product mix, changes in unit volume and production efficiencies.

Research and Development Expenses

Research and development expenses include external expenses, such as costs of clinical trials, contract research and development expenses, commercial manufacturing preparation and related materials costs, consulting and professional fees and expenses, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of product needed to support research and development efforts, related costs of facilities, and other general costs related to research and development.  To the extent that external costs are not attributable to a specific major project, they are included in other external costs.

Research and development expenses for the three months ended March 31, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
External Research and Development Expenses
Ferumoxytol as an IV iron replacement therapeutic agent	$201	$2,998	$(2,797)	-93%
Ferumoxytol manufacturing and materials	576	—	576	N/A
Combidex and other external costs	173	289	(116)	-40%
Total	950	3,287	(2,337)	-71%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	3,164	2,447	717	29%
Stock-based compensation expense	709	407	302	74%
Total	3,873	2,854	1,019	36%

Total Research and Development Expenses	$4,823	$6,141	$(1,318)	-21%

Total research and development expenses incurred in the three months ended March 31, 2008 amounted to $4.8 million, a decrease of $1.3 million, or 21%, from the three months ended March 31, 2007.  The decrease is primarily attributable to the fact that we completed our Phase III clinical trials for ferumoxytol as an IV iron replacement therapeutic agent in CKD patients in 2007 and no such trials were ongoing during the three months ended March 31, 2008.

Our external research and development expenses decreased by $2.3 million, or 71%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  The $2.3 million decrease in our external expenses was due primarily to a decrease in expenditures associated with the development program for ferumoxytol as an IV iron replacement therapeutic agent as we completed our Phase III clinical trials partially offset by the increase in costs associated with our preparation for commercial scale manufacturing of ferumoxytol.

Our internal research and development expenses increased by $1.0 million, or 36%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  The $1.0 million increase in internal costs was due primarily to higher compensation and benefit costs as a result of hiring additional research and development personnel as we began to expand our development infrastructure and scale-up our manufacturing capabilities for the expected commercialization of ferumoxytol.  At March 31, 2008 we had 50 employees in research and development as compared to 38 employees at March 31, 2007, an increase of 32%.  The $0.3 million increase in stock-based compensation expense was primarily attributable to increased options grants to both new and existing company employees.

We expect research and development expenses to increase during the remainder of 2008 as we initiate new clinical trials to develop additional indications for ferumoxytol as both a therapeutic and an imaging agent, seek approval for ferumoxytol in non-U.S. geographies, continue commercial manufacturing preparations, build commercial inventory, and continue other research and development related functions and activities in support of ferumoxytol.

We do not track our internal costs by project since our research and development personnel work on a number of projects concurrently and much of our fixed costs benefit multiple projects or our operations in general.  We track our external costs on a major project by major project basis, in most cases through the NDA submission to the FDA.  In December 2007, we submitted an NDA for ferumoxytol as an IV iron replacement therapeutic agent in CKD patients and therefore do not intend to track additional external costs related to that project.  However, during 2008, we intend to initiate additional Phase II and/or Phase III studies in patient populations other than CKD patients.  As of March 31, 2008, we have not incurred significant costs related to these projects.

At this time, due to the numerous risks and uncertainties inherent in the clinical development and regulatory approval process, including significant and changing government regulation, and given the current stage of our development of new indications for ferumoxytol, we are unable to estimate with any certainty the costs we will incur in the development of new indications for ferumoxytol for potential commercialization.  The estimated costs to completion for the various stages of clinical development can vary significantly depending on the nature of the product candidate, the number of patients enrolled in each trial, the speed at which patients are enrolled, the disease indications being tested and many other factors.  For a discussion of the risks and uncertainties associated with the timing and cost of completing development of a product candidate, see Item 1A “Risk Factors” of our Annual Report on Form 10-K.  While we are currently focused on the potential commercial launch of ferumoxytol as an IV iron replacement therapeutic agent in CKD patients, we anticipate that we will make determinations as to which new indications to pursue and how much funding to direct to each new indication on an ongoing basis in response to the scientific and clinical progress associated with each indication, as well as an ongoing assessment as to each indication’s commercial potential.  We cannot forecast with any degree of certainty which indications may be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.  Similarly, we are currently unable to provide meaningful estimates of the timing of completion of each of our development projects for additional indications for ferumoxytol as an estimation of completion dates would be highly speculative and subject to a number of risks and uncertainties.

We incurred aggregate internal and external research and development expenses of approximately $13.5 million through the year ended September 30, 2000 in connection with the development of Combidex.

Since October 1, 2000 and through the three months ended March 31, 2008, we incurred additional external research and development expenses of approximately $2.0 million, as well as additional internal research and development costs related to our efforts to obtain FDA approval for Combidex.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Compensation, payroll taxes and benefits	$2,549	$645	$1,904	>100%
Professional and consulting fees and other expenses	3,851	1,019	2,832	>100%
Stock-based compensation expense	1,985	1,127	858	76%
Total	$8,385	$2,791	$5,594	>100%

The increase in selling, general and administrative expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was due primarily to increased costs associated with the establishment of our commercial operations function, including consulting costs related to preparing for the potential commercial launch of ferumoxytol, higher compensation and benefit costs related to increased headcount in our commercial operations function, stock-based compensation expense, which includes increased expense associated with performance-based option awards, and the expansion of our general administrative infrastructure.  At March 31, 2008 we had 47 employees in our selling, general and administrative departments as compared to 15 employees at March 31, 2007, an increase of 213%.  The increase in stock-based compensation expense was primarily attributable to increased option grants associated with new and existing employees and $0.3 million associated with performance-based option awards recorded in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

We expect selling, general and administrative expenses to significantly increase during the remainder of 2008 as we continue our efforts to augment our infrastructure and prepare for the potential commercial launch of ferumoxytol.  We presently intend to market and sell ferumoxytol in the U.S. using our own commercial organization.  We expect to incur significant expense hiring our own sales force, developing our marketing infrastructure, executing related marketing and promotional programs and hiring consultants in preparation for the potential commercialization of ferumoxytol as an IV iron replacement therapeutic agent in patients with CKD.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Interest income and realized gains	$3,339	$1,973	$1,366	69%
Litigation settlement	—	(4,000)	4,000	-100%
Total Other Income (Expense)	$3,339	$(2,027)	$5,366	<-100%

The $5.4 million increase in other income (expense) for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was primarily attributable to a $4.0 million settlement with Cytogen in the three months ended March 31, 2007, as well as increased interest income associated with a higher average amount of invested funds in the three months ended March 31, 2008.  The increase in funds available for investment in the three months ended March 31, 2008 was the result of our May 2007 financing, which resulted in net proceeds to us of approximately $154.5 million.

Net Loss

For the reasons stated above, we incurred a net loss of $9.3 million, or $0.55 per basic and diluted share, for the three months ended March 31, 2008 compared to a net loss of $10.2 million, or $0.72 per basic and diluted share, for the three months ended March 31, 2007.

Liquidity and Capital Resources

General

We have financed our operations primarily from the sale of our equity securities, proceeds from our marketing and distribution partners and cash generated from our investing activities.  Our long-term capital requirements will depend on many factors, including, but not limited to, the following:

•       Our ability to successfully obtain regulatory approval in the U.S. for ferumoxytol as an IV iron replacement therapeutic agent in a timely manner;

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

•       Costs associated with our pursuit of approval for ferumoxytol as an IV iron replacement therapeutic agent outside the U.S.;

•       Our ability to liquidate our ARS investments in a timely manner or without significant loss;

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

As of March 31, 2008, our investments consisted of corporate debt securities, U.S. treasury and government agency securities, commercial paper, and municipal ARSs.  We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy.  Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.

At March 31, 2008, we held $68.8 million (par value of $72.3 million) of municipal bond ARSs, rated AAA by at least one of the major securities rating agents, most of which were collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and with the majority of remaining securities being backed by monoline bond insurance companies.  We have traditionally recorded these investments at cost, which approximated fair market value due to their variable interest rates, which typically reset through an auction process every 7 or 28 days.  This auction mechanism generally allowed existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value.  In mid-February 2008, our ARSs began to experience failed auctions and we have continued to experience failed auctions since then.  As a result, as of March 31, 2008 we changed our valuation methodology for these securities to a discounted cash flow analysis.  Our valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when callability features may be exercised by the issuer.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.  Based upon this methodology, we have recorded an unrealized loss related to our ARSs of approximately $3.6 million to accumulated other comprehensive (loss) income as of March 31, 2008.

Due to our belief that the market for ARSs may take in excess of twelve months to fully recover, we have classified those ARSs which have not been subsequently called by the issuers or have not had a successful auction, as noncurrent totaling approximately $66.4 million on our Condensed Consolidated Balance Sheet at March 31, 2008.  The remainder of our ARSs, totaling approximately $2.4 million, has been subsequently called by the issuers at face value or is in investments for which the market has recently had a number of successful auctions, and accordingly, we have classified those securities as short-term investments on our Condensed Consolidated Balance Sheet at March 31, 2008.

We believe that the temporary impairment related to our ARSs of approximately $3.6 million is primarily attributable to the limited liquidity of these investments, and we have no reason to believe that any of the underlying issuers of our ARSs are presently at risk of default.  As of May 1, 2008, approximately $69.1 million of our investments were ARSs, and we continue to earn the contracted interest rate on all of our ARSs.  Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive (loss) income.  If we determine that any future valuation adjustment is other than temporary, we will record a charge to earnings as appropriate.  In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity, a buyer is found outside the auction process, or the securities mature.  For all of our ARSs the underlying maturity date is in excess of one year and can be as far as 40 years in the future.  We believe we will ultimately be able to liquidate our investments without significant loss primarily due to the collateral securing most of the ARSs. However, it could take until final maturity of the ARSs to realize our investments’ par value.

Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity with respect to these securities will materially affect our ability to operate our business in the ordinary course, however, we are uncertain when the current liquidity issues relating to ARSs will improve, if at all.

Cash and cash equivalents (which consist principally of cash held in commercial bank accounts, money market funds and U.S. Treasury Bills having an original maturity of less than three months) and investments at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007	$ Change	% Change
Cash and cash equivalents	$52,407	$28,210	$24,197	86%
Short-term investments	157,157	258,597	(101,440)	-39%
Long-term investments	66,364	—	66,364	N/A
Total cash, cash equivalents and investments	$275,928	$286,807	$(10,879)	-4%

The decrease in cash and cash equivalents and investments as of March 31, 2008 as compared to December 31, 2007 is primarily the result of cash used in operations, and the net impact of unrealized losses of short- and long-term investments, partially offset by interest income.

As of March 31, 2008, we believe that our cash, cash equivalents, and short-term investments, combined with cash we currently expect to receive from earnings on our investments, will be sufficient to satisfy our future cash flow needs for at least the next twelve months, including projected operating expenses and research and development costs related to our development and commercialization programs for ferumoxytol as an IV iron replacement therapeutic agent.

Cash flows from operating activities

During the three months ended March 31, 2008, our use of cash in operations of $8.5 million was attributable principally to our net loss of approximately $9.3 million and working capital of $1.9 million, partially offset by approximately $2.7 million in non-cash expense associated with employee stock options and restricted stock units.  Our net loss includes compensation-related expenses associated with the hiring of additional employees for research and development and commercial operating activities and payments for activities in preparation for the potential commercialization of ferumoxytol as an IV iron replacement therapeutic agent.

We anticipate cash used in operating activities will increase over current levels during the remainder of 2008 as we continue to advance our ongoing commercialization efforts for ferumoxytol as an IV iron replacement therapeutic agent and incur additional costs associated with our development of new indications for ferumoxytol in the U.S., including our continued expansion of our commercial, clinical, medical, regulatory and manufacturing organizations in support of our anticipated ferumoxytol launch, and our efforts to qualify second source suppliers and manufacturers for ferumoxytol.  The actual amount of these expenditures will depend on numerous factors, including the timing of expenses and the timing and progress of the regulatory approval of ferumoxytol and our development, sales and marketing efforts.

Cash flows from investing activities

Cash provided by investing activities was $32.2 million during the three months ended March 31, 2008 and was primarily attributable to proceeds from maturities of our investments.

Cash flows from financing activities

Cash provided by financing activities was $0.5 million during the three months ended March 31, 2008 and was primarily attributable to the proceeds from the exercise of stock options.

Operating and Facility Lease Obligations

We have entered into several agreements to service and/or lease certain office and laboratory equipment under operating leases that expire through 2009.

We are a party to a lease agreement with W2007 CPD Realty, L.L.C. (successor to CambridgePark 125 Realty Corporation) for certain real property comprised of approximately 25,000 square feet of executive office space located at 125 CambridgePark Drive, Cambridge, Massachusetts.  The lease has a three year term which expires on February 28, 2009 and provides for one option to extend the lease for a two year period.  Under the terms of the lease, we are required to pay the landlord $66,800 per month for the remainder of the lease term.  In addition to rent, we are also required to pay a proportionate share of the landlord’s annual operating costs and electricity. The rent for any extension term will be determined at the time of the exercise of the option under terms set out in the lease.

In fulfillment of a security deposit requirement for the leased space described above we have issued a $60,687 irrevocable letter of credit to the landlord.  The cash securing this letter of credit is classified on our balance sheet as a long-term asset and is restricted in its use.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  In making these estimates and assumptions, management employs critical accounting policies.  Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 and we have updated our critical accounting policy with respect to the valuation of investments as follows:

Valuation of investments.  The fair value of our investments and/or marketable securities is generally determined from quoted market prices received from pricing services based upon market transactions.  We also have investments in ARSs which consist entirely of municipal debt securities and which we have historically recorded at cost, which approximated fair market value due to their variable interest rates, which typically reset through an auction process every 7 or 28 days.  This auction mechanism generally allowed existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value.  In mid-February 2008, several of our municipal ARSs experienced failed auctions, and we have continued to experience failed auctions since then.  As a result, we no longer had evidence that the par value of these investments approximated their fair value and were required to seek other alternatives to determine the fair value of these securities which are not based on observable market transactions.  As a result, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of March 31, 2008.  Our valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction or when callability features may be exercised by the issuer.  We believe there are several significant assumptions that are utilized in our valuation analysis, the two most critical of which are the discount rate and the average expected term.  Holding all other factors constant, if we were to increase the discount rate utilized in our valuation analysis by 50 basis points, or one-half of a percentage point, this change would have the effect of reducing the fair value of our ARS by approximately $1.1 million as of March 31, 2008.  Similarly, holding all other factors constant, if we were to increase the average expected term utilized in our fair value calculation by one year, this change would have the effect of reducing the fair value of our ARS by approximately $0.7 million as of March 31, 2008.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.  We also consider credit ratings with respect to our investments provided by investment ratings agencies.  As of March 31, 2008, all of our investments conformed to the requirements of our investment policy, which requires that all of our investments meet high credit quality standards as defined by credit ratings of the major investment ratings agencies.  These ratings are subject to change.

Impact of Recently Issued and Proposed Accounting Pronouncements

In September 2006, the FASB issued SFAS 157.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting policies.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15,

2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.  Effective January 1, 2008, we partially adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.  The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for us on January 1, 2009, and will be applied prospectively.  We are currently evaluating the impact that these additional SFAS 157 provisions will have on our consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 159.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, thereby providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The amendment to SFAS 115 applies to all entities with available-for-sale and trading securities.  We did not elect to adopt the fair value option under this statement.

Effective January 1, 2008, we adopted EITF 07-3.  EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.  The adoption did not have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.”  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  Accordingly, we are in the process of evaluating the impact of SFAS 161, but we do not expect it to have a significant impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for financial statements issued for years beginning after December 15, 2008.  Accordingly, we are in the process of evaluating the impact of SFAS 141R.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2008, our short- and long-term investments totaled $223.5 million and were invested in fixed income securities, corporate debt securities, U.S. treasury and government agency securities, commercial paper, and municipal ARSs.  These investments are subject to interest rate risk and will fall in value if market interest rates increase.  However, even if market interest rates for comparable investments were to increase immediately and uniformly by 50 basis points (one-half of a percentage point) from levels at March 31, 2008, this would have resulted in a hypothetical decline in fair value of our investments of approximately $0.7 million.

At March 31, 2008, we held $68.8 million (par value of $72.3 million) of municipal bond ARSs, rated AAA by at least one of the major securities rating agents, most of which were collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and with the majority of remaining securities being backed by monoline bond insurance companies.  We have traditionally recorded these investments in ARSs at cost, which approximated fair market value due to their variable interest rates, which typically reset through an auction process every 7 or 28 days.  This auction mechanism generally allowed existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value.  In mid-February 2008, our ARSs began to experience failed auctions and we have continued to experience failed auctions since then.  As a result, as of March 31, 2008 we changed our valuation methodology for these securities to a discounted cash flow analysis.  Our valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when callability features may be exercised by the issuer.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Based upon this methodology, we have recorded an unrealized loss related to our ARSs of approximately $3.6 million to accumulated other comprehensive (loss) income as of March 31, 2008.  We believe there are several significant assumptions that are utilized in our valuation analysis, the two most critical of which are the discount rate and the average expected term.  Holding all other factors constant, if we were to increase the discount rate utilized in our valuation analysis by 50 basis points, or one-half of a percentage point, this change would have the effect of reducing the fair value of our ARS by approximately $1.1 million as of March 31, 2008.  Similarly, holding all other factors constant, if we were to increase the average expected term utilized in our fair value calculation by one year, this change would have the effect of reducing the fair value of our ARS by approximately $0.7 million as of March 31, 2008.

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, Rule 13a-15(e) or Rule 15d-15(e), with the participation of our management, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.  Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                 OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of equity securities during the three months ended March 31, 2008.

There were no purchases by us, or any affiliated purchaser of ours, of our equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2008.

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

Date: May 7, 2008

AMAG PHARMACEUTICALS, INC.

By:	/s/ David A. Arkowitz
David A. Arkowitz,
Chief Financial Officer and
Chief Business Officer

Date: May 7, 2008

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