Form 10-Q
period 2009-03-31
AMAG PHARMACEUTICALS INC.
filed 2009-05-06
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 1, 2009 there were 17,024,284 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$67,988	$64,182
Short-term investments	68,318	94,914
Accounts receivable	237	408
Inventories	58	96
Prepaid and other current assets	3,314	4,710
Total current assets	139,915	164,310
Property, plant and equipment:
Land	360	360
Buildings and improvements	10,016	9,986
Laboratory equipment	6,041	5,994
Furniture and fixtures	3,490	3,474
Construction in process	373	298
Total property, plant and equipment	20,280	20,112
Less - accumulated depreciation	(9,306)	(8,889)
Net property, plant and equipment	10,974	11,223
Settlement rights	643	1,566
Long-term investments	57,639	54,335
Restricted cash	460	521
Total assets	$209,631	$231,955
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,641	$2,305
Accrued expenses	10,952	11,571
Deferred revenue	—	516
Total current liabilities	12,593	14,392
Long-term liabilities:
Deferred revenue and rent expense	4,262	4,149
Total liabilities	16,855	18,541
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share, 58,750,000 shares authorized; 17,024,284 and 17,018,159 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	170	170
Additional paid-in capital	415,118	411,538
Accumulated other comprehensive loss	(7,754)	(9,959)
Accumulated deficit	(214,758)	(188,335)
Total stockholders’ equity	192,776	213,414
Total liabilities and stockholders’ equity	$209,631	$231,955

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
License fees	$516	$184
Royalties	47	36
Product sales	393	392
Total revenues	956	612
Costs and expenses:
Cost of product sales	61	44
Research and development expenses	11,072	4,823
Selling, general and administrative expenses	17,750	8,385
Total costs and expenses	28,883	13,252
Other income (expense):
Interest and dividend income, net	1,256	3,267
Gains on investments, net	992	72
Fair value adjustment of settlement rights	(923)	—
Total other income (expense)	1,325	3,339
Net loss before income taxes	(26,602)	(9,301)
Income tax benefit	179	—

Net loss	$(26,423)	$(9,301)

Net loss per share:
Basic and diluted	$(1.55)	$(0.55)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	17,021	16,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net loss	$(26,423)	$(9,301)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period	2,201	(2,642)
Reclassification adjustment for losses and gains, net, included in net loss	4	72
Net unrealized gains (losses)	2,205	(2,570)
Total comprehensive loss	$(24,218)	$(11,871)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net loss	$(26,423)	$(9,301)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	442	235
Non-cash equity-based compensation expense	3,502	2,694
Amortization of premium/discount on purchased securities	204	(19)
Fair value adjustment on settlement rights	923	—
Gains on investments, net	(992)	(72)
Changes in operating assets and liabilities:
Accounts receivable	171	(235)
Inventories	38	30
Prepaid and other current assets	1,396	(448)
Accounts payable and accrued expenses	(1,283)	(1,196)
Deferred revenue and rent expense	(403)	(214)
Total adjustments	3,998	775
Net cash used in operating activities	(22,425)	(8,526)

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	26,595	126,068
Purchase of available-for-sale investments	(310)	(93,470)
Capital expenditures	(192)	(389)
Restricted cash	61	—
Net cash provided by investing activities	26,154	32,209

Cash flows from financing activities:
Proceeds from the exercise of stock options	77	514
Net cash provided by financing activities	77	514

Net increase in cash and cash equivalents	3,806	24,197
Cash and cash equivalents at beginning of the period	64,182	28,210
Cash and cash equivalents at end of the period	$67,988	$52,407

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

Feraheme is being developed for use as an intravenous, or IV, iron replacement therapeutic agent for the treatment of iron deficiency anemia, or IDA, and as a diagnostic agent for vascular enhanced magnetic resonance imaging, or MRI, to assess peripheral arterial disease, or PAD. In December 2007, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or the FDA, for marketing approval of Feraheme for the treatment of IDA in chronic kidney disease, or CKD, patients. In October 2008, we received a Complete Response letter from the FDA with respect to our NDA for Feraheme requesting certain additional clinical information, information regarding certain observations noted during an FDA inspection at one of our Phase III clinical sites, and resolution of certain observations noted during a recent FDA inspection of our Cambridge, Massachusetts manufacturing facility. We submitted a response in October 2008, and in December 2008 we received a second Complete Response letter from the FDA requesting data to clarify a specific chemistry, manufacturing and controls question, resolution of the observations noted during the recent FDA inspection of our manufacturing facility, and finalization of labeling discussions for Feraheme. We have been engaged in active dialogue with the FDA and have recently been informed that the observations noted during the recent FDA inspection of our manufacturing facility have been adequately addressed and that a re-inspection of our manufacturing facility will not be required as a condition to approval of Feraheme. We will need to resolve all of the issues raised by the FDA in the Complete Response letters in a timely manner in order to obtain approval to market and sell Feraheme in the U.S.

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

B.             Basis of Presentation and Summary of Significant Accounting Policies

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

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, or the SEC, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008. Interim results are not necessarily indicative of the results of operations for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. The most significant estimates and assumptions are used in, but not limited to, assessing investments for potential impairment and determining values of investments, accrued expenses, income taxes and equity-based compensation expense. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, AMAG Securities Corporation. All significant intercompany account balances and transactions between the companies have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash held in commercial bank accounts, money market funds and U.S. Treasury securities having an original maturity of less than three months. At March 31, 2009 and December 31, 2008, substantially all of our cash and cash equivalents were held in either commercial banks or money market accounts.

Investments

We account for and classify our investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the guidance outlined in Statement of Financial Accounting Standards, or SFAS, No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115. The determination of the appropriate classification by us is based on a variety of factors, including management’s intent at the time of purchase. As of March 31, 2009 and December 31, 2008, all of our investments were classified as either available-for-sale or trading securities.

Available-for-sale securities are those securities which we view as available for use in current operations, if needed. We generally classify our available-for-sale securities as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date. However, due to our belief that the market for auction rate securities, or ARS, may take in excess of twelve months to fully recover, we have classified our ARS as long-term investments. Available-for-sale investments are stated at fair value with their unrealized gains and losses included as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss,” until such gains and losses are realized or until an unrealized loss is considered other-than-temporary.

Trading securities are securities bought and held principally for the purpose of selling them at a later date and are carried at fair value with unrealized gains and losses reported in other income (expense) in our condensed consolidated statements of operations. In November 2008, we elected to participate in a rights offering by UBS AG, or UBS, one of our brokers, which provides us with rights to sell to UBS $9.3 million in par value of our ARS portfolio, at par value, at any time during a two-year sale period beginning June 30, 2010, or the Settlement Rights. With the opportunity provided by the Settlement Rights, we have designated these ARS as trading securities as we are likely to sell these investments to UBS.

Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We periodically evaluate whether a decline in fair value below cost basis is other-than-temporary and consider available evidence regarding our investments. In the event that the cost basis of a security significantly exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, operational and financing cash flow factors, overall market conditions and trends, and our intent and ability to hold the investment to recovery, which may be maturity. We also consider credit ratings with respect to our investments provided by investments ratings agencies. With the exception of our ARS that are subject to the Settlement Rights with UBS, all of our investments are classified as available-for-sale securities and are reflected at fair value. If a decline in fair value is determined to be other-than-temporary, we will record a write-down in our condensed consolidated statement of operations and a new cost basis in the security will be established.

Fair Value of Financial Instruments

Fair value is defined under SFAS No. 157, “Fair Value Measurements,” or SFAS 157, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy to measure fair value which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

As of March 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents, short- and long-term investments and our Settlement Rights. In accordance with SFAS 157, the following tables represent the fair value hierarchy for our assets measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

	Fair Value Measurements at March 31, 2009 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$66,546	$66,546	$—	$—
Corporate debt securities	44,006	—	44,006	—
U.S. treasury and government agency securities	24,312	—	24,312	—
Auction rate securities	57,639	—	—	57,639
Settlement rights	643	—	—	643
	$193,146	$66,546	$68,318	$58,282

	Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$60,403	$60,403	$—	$—
Corporate debt securities	54,320	—	54,320	—
U.S. treasury and government agency securities	37,094	—	37,094	—
Commercial paper	3,500	—	3,500	—
Auction rate securities	54,335	—	—	54,335
Settlement rights	1,566	—	—	1,566
	$211,218	$60,403	$94,914	$55,901

With the exception of our ARS and Settlement Rights, which are valued using Level 3 inputs, as discussed below, the fair value of our investments is generally determined from quoted market prices based upon either quoted prices from active markets or other significant observable market transactions at fair value.

In November 2008, we elected the SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” or SFAS 159, fair value option with respect to the UBS Settlement Rights and as of March 31, 2009, we have recorded an asset equal to the estimated fair value of the Settlement Rights of approximately $0.6 million in our condensed consolidated balance sheet. This represents a decrease of approximately $0.9 million to the estimated fair value of our Settlement Rights from the estimated fair value at December 31, 2008, which we have recorded in other income (expense) in our condensed consolidated statement of operations. In addition, with the opportunity provided by the Settlement Rights, we have designated the UBS ARS with a par value of $9.3 million and an estimated fair value of $8.6 million as of March 31, 2009 as trading securities. Accordingly, as of March 31, 2009, we have adjusted our estimated value of these trading securities by approximately $1.0 million from the estimated value at December 31, 2008, which we have recorded as a gain on investments in other income (expense) in our condensed consolidated statement of operations. We will be required to assess the fair value of both the Settlement Rights and our ARS subject to Settlement Rights and record changes each period until the Settlement Rights are exercised and our ARS subject to Settlement Rights are redeemed. Although the Settlement Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Settlement Rights.

The following table presents assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157, which include our ARS and Settlement Rights as of March 31, 2009 and our ARS only as of March 31, 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008

Balance at beginning of period	$55,901	$—
Transfers to Level 3	—	80,725
Total gains (losses) (realized or unrealized):
Included in earnings	65	—
Included in other comprehensive income (loss)	2,316	(3,561)
Purchases (settlements), net	—	(8,400)
Balance at end of period	$58,282	$68,764

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	$—

Gains and losses (realized and unrealized) included in earnings in each of the periods in the table above are reported in other income (expense) in our condensed consolidated statement of operations.

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

We estimate the fair value of equity-based compensation involving stock options based on the Black-Scholes option pricing model. We estimate the fair value of our restricted stock units whose vesting is contingent upon market conditions using the Monte-Carlo simulation model. These models require the input of several factors such as the expected option term, the expected risk-free interest rate over the expected option term, the expected volatility of our stock price over the expected option term, and the expected dividend yield over the expected option term and are subject to various assumptions. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model are generally being amortized on a straight line basis based on the proportionate amount of the requisite service period that has been rendered to date for each respective performance period. The fair value of awards with market conditions are being amortized based upon the estimated derived service period. We believe our valuation methodologies are appropriate for estimating the fair value of equity awards we grant to employees and directors, which are subject to SFAS 123R requirements. Our equity award valuations are estimates and thus may not be reflective of actual future results or amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, changes in estimated forfeiture rates and the issuance of new options and other equity-based awards. The fair value of restricted stock units granted to employees and directors is determined based upon the quoted closing market price per share on the date of grant, adjusted for assumed forfeitures. As with any accounting policy that applies judgments and estimates, actual results could significantly differ from those estimates and our financial results could be materially and adversely impacted.

Equity-based compensation to certain non-employees is accounted for in accordance with SFAS 123R, utilizing the measurement guidance of the Emerging Issues Task Force, or EITF, 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires us to display comprehensive loss and its components as part of our condensed consolidated financial statements. Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in equity that are excluded from net loss, which for all periods presented relates to unrealized holding gains and losses on available-for-sale investments.

Reclassifications

Certain amounts from the prior fiscal quarter have been reclassified to conform to the current quarter’s presentation.

C.                                   Investments

At March 31, 2009 and December 31, 2008, our short- and long-term investments totaled $126.0 million and $149.2 million, respectively, and consisted of securities classified as available-for-sale and trading in accordance with SFAS No. 115.

The following is a summary of our available-for-sale and trading securities at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$39,278	$100	$(205)	$39,173
Due in one to three years	4,811	50	(28)	4,833
U.S. treasury and government agency securities
Due in one year or less	12,160	217	—	12,377
Due in one to three years	11,624	311	—	11,935
Total short-term investments	$67,873	$678	$(233)	$68,318

Long-term investments:
Auction rate securities - available for sale
Due in one year or less	$—	$—	$—	$—
Due after five years	57,200	—	(8,199)	49,001
Auction rate securities - trading
Due in one year or less	—	—	—	—
Due after five years	8,638	—	—	8,638
Total long-term investments	$65,838	$—	$(8,199)	$57,639

Total short and long-term investments	$133,711	$678	$(8,432)	$125,957

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$42,845	$106	$(263)	$42,688
Due in one to three years	11,647	58	(73)	$11,632
U.S. treasury and government agency securities
Due in one year or less	18,184	235	—	18,419
Due in one to three years	18,183	492	—	18,675
Commercial paper
Due in one year or less	3,499	1	—	3,500
Due in one to three years	—	—	—	—
Total short-term investments	$94,358	$892	$(336)	$94,914

Long-term investments:
Auction rate securities - available for sale
Due in one year or less	$—	$—	$—	$—
Due after five years	57,200	—	(10,515)	46,685
Auction rate securities - trading
Due in one year or less	—	—	—	—
Due after five years	7,650	—	—	7,650
Total long-term investments	$64,850	$—	$(10,515)	$54,335

Total short and long-term investments	$159,208	$892	$(10,851)	$149,249

At March 31, 2009, we held a total of $57.6 million in fair market value of ARS, reflecting an impairment of approximately $8.9 million compared to the par value of these securities of $66.5 million. Of the $8.9 million impairment, approximately $8.2 million is considered a temporary impairment and is reported as an unrealized loss at March 31, 2009. The remaining $0.7 million represents an impairment associated with our UBS ARS, the recording of which is described below. Of our total ARS, $49.0 million in fair market value are not subject to Settlement Rights and are classified as available-for-sale. The remaining $8.6 million are subject to Settlement Rights and are classified as trading securities. At March 31, 2009, all of our ARS were municipal bonds with an auction reset feature. The substantial majority of our ARS portfolio was rated AAA as of March 31, 2009 by at least one of the major securities rating agencies and greater than 90% of our ARS were collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. We had traditionally recorded these investments at cost, which approximated fair market value due to their variable interest rates. Prior to February 2008, these ARS typically reset through an auction process every 7 or 28 days, which generally allowed existing investors to either roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. As a result of the lack of observable ARS market activity, we changed our valuation methodology for these securities to a discounted cash flow analysis as opposed to valuing them at par value. Our valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. Based upon this methodology, we have estimated the fair value of our UBS ARS subject to Settlement Rights to be $8.6 million at March 31, 2009 and, accordingly, during the three months ended March 31, 2009, recorded a realized gain of approximately $1.0 million. In addition, based upon this methodology, we have estimated the fair value of our remaining ARS which are not subject to Settlement Rights to be $49.0 million at March 31, 2009, and have recorded an $8.2 million unrealized loss to accumulated other comprehensive loss as of March 31, 2009. We believe that the temporary impairment related to these ARS is primarily attributable to the limited liquidity of these investments, coupled with the recent turmoil in the credit and capital markets. As of March 31, 2009, all of our ARS continue to pay interest according to their stated terms.

In November 2008, we elected to participate in a rights offering by UBS, one of our brokers, which provides us with the right to sell to UBS $9.3 million in par value of our ARS portfolio, at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS at par value, or the Call Right. UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide its clients with par value for their ARS. UBS has agreed to pay its clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, we are permitted to sell the ARS to parties other than UBS, which would extinguish the Settlement Rights attached to such ARS. We elected the SFAS 159 fair value option in November 2008 with respect to the UBS Settlement Rights, and as of March 31, 2009, we have recorded an asset equal to the estimated fair value of the Settlement Rights of approximately $0.6 million in our condensed consolidated balance sheet. This represents a decrease of approximately $0.9 million to the estimated fair value of our Settlement Rights from the estimated fair value at December 31, 2008, which we have recorded in other income (expense) in our condensed consolidated statement of operations. We estimate the fair value of these Settlement Rights utilizing a discounted cash flow analysis. Certain key assumptions used in this valuation are the estimated value of these rights at the future date of settlement, the expected term until that date of settlement, and the risk that UBS will not be able to perform under the agreement. With the opportunity provided by the Settlement Rights, we have designated the UBS ARS with a par value of $9.3 million and an estimated fair value of $8.6 million as of March 31, 2009, as trading securities as we are likely to sell these investments to UBS. Accordingly, as of March 31, 2009, we have recognized a gain of approximately $1.0 million to other income (expense) in our condensed consolidated statement of operations during the three months ended March 31, 2009. We will be required to assess the fair value of both the Settlement Rights and our ARS subject to Settlement Rights and record changes each period until the Settlement Rights are exercised and our ARS subject to Settlement Rights are redeemed. Although the Settlement Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Settlement Rights.

Due to our belief that the market for ARS may take in excess of twelve months to fully recover, we have classified our entire ARS portfolio as long-term investments in our condensed consolidated balance sheet at March 31, 2009. We believe that the temporary impairment related to our ARS not subject to Settlement Rights is primarily attributable to the limited liquidity of these investments, coupled with the recent turmoil in the credit and capital markets, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Any future fluctuation in fair value related to these ARS, other than those subject to Settlement Rights that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future unrealized loss is other-than-temporary, we will record a charge to earnings as appropriate. In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity, a buyer is found outside the auction process, or the securities mature. For all of our ARS, the underlying maturity date is in excess of one year, and the majority have final maturity dates of 30 to 40 years in the future. We believe we will ultimately be able to liquidate our investments without significant loss primarily due to the collateral securing most of our ARS. However, it could take until final maturity of the ARS to realize our investments’ par value. In addition, as part of our determination of the fair value of our investments, we consider credit ratings provided by independent investment rating agencies as of the valuation date. These ratings are subject to change, and we may be required to adjust our future valuation of these ARS, which may adversely affect the value of our investments.

Gains and losses are determined on the specific identification method and, accordingly, during the three months ended March 31, 2009, we recorded a realized gain of $1.0 million to our condensed consolidated statement of operations related to our estimated valuation of ARS that were subject to Settlement Rights. In addition, we recorded a realized loss related to the fair value adjustment of our Settlement Rights of $0.9 million to our condensed consolidated statement of operations.

The following is a summary of the gross unrealized losses and fair value of our investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$12,628	$(153)	$5,057	$(80)	$17,685	$(233)
Auction rate securities	—	—	49,001	(8,199)	49,001	(8,199)
	$12,628	$(153)	$54,058	$(80)	$66,686	$(8,432)

	December 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$33,996	$(295)	$963	$(41)	$34,959	$(336)
Auction rate securities	46,685	(10,515)	—	—	46,685	(10,515)
	$80,681	$(10,810)	$963	$(41)	$81,644	$(10,851)

With the exception of the ARS discussed above, the unrealized losses on our investments at March 31, 2009 and December 31, 2008 were primarily caused by the recent uncertainty in the capital credit markets and changes in interest rates. Since the decline in market value is primarily attributable to changes in these factors, and we have the ability and intent to hold these investments until a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.

D.                                   Inventories

The major classes of inventories were as follows at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008

Raw materials	$12	$9
Work in process	37	57
Finished goods	9	30
Total inventories	$58	$96

Prior to regulatory approval of Feraheme, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of this product candidate. Until the necessary regulatory approvals have been received, we charge all such amounts to research and development expenses.

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

For the three months ended March 31, 2009, we recognized a current federal income tax benefit of $0.2 million associated with U.S. research and development tax credits against which we had previously provided a full valuation allowance, but which became refundable as a result of legislation passed in February 2009. There was no other income tax provision or benefit for the three months ended March 31, 2009 given our continued net operating loss position. Due to the uncertainty surrounding realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

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

	Three Months Ended March 31,
	2009	2008
Options to purchase shares of common stock	2,671	1,734
Shares of common stock issuable upon the vesting of restricted stock units	217	29
Total	2,888	1,763

The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Net loss	$(26,423)	$(9,301)
Weighted average common shares outstanding	17,021	16,970
Net loss per share:
Basic and diluted	$(1.55)	$(0.55)

G.                                   Equity-Based Compensation

We maintain several equity compensation plans, including our 2007 Equity Incentive Plan, or the 2007 Plan, our Amended and Restated 2000 Stock Plan, or the 2000 Plan, and our 2006 Employee Stock Purchase Plan.

As of March 31, 2009, we have granted options and restricted stock units covering 1,946,081 shares of common stock under our 2007 Plan, of which 157,290 stock options and 6,000 restricted stock units have expired or terminated, and of which no options have been exercised and no shares of common stock were issued pursuant to restricted stock units that became fully vested. The number of options and restricted stock units outstanding under this plan as of March 31, 2009 was 1,589,291 and 193,500, respectively. The remaining number of shares available for future grants as of March 31, 2009 was 390,384, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise. All outstanding options granted under our 2007 Plan have an exercise price equal to the closing price of our common stock on the grant date and a ten-year term.

As of March 31, 2009, we have granted options and restricted stock units covering 2,182,700 shares of common stock under the 2000 Plan, of which 355,125 stock options and 750 restricted stock units have expired or terminated, and of which stock options and restricted stock units covering 701,770 and 20,250 shares of common stock, respectively, have been exercised. The remaining number of shares underlying outstanding options and restricted stock units pursuant to the 2000 Plan as of March 31, 2009 was 1,081,805 and 23,000, respectively. All outstanding options granted under the 2000 Plan have an exercise price equal to the closing price of our common stock on the grant date. In November 2007, the 2000 Plan was succeeded by our 2007 Plan and, accordingly, no further grants may be made under this plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

Equity-based compensation expense as reflected in our condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Research and development	$1,095	$709
Selling, general and administrative	2,407	1,985
Total equity-based compensation expense	$3,502	$2,694

Equity-based compensation expense for the three months ended March 31, 2009 and 2008 included approximately $0.2 million and $0.7 million, respectively, in equity-based compensation expense associated with grants subject to market or performance conditions.

At March 31, 2009, the amount of unrecorded equity-based compensation expense attributable to future periods was approximately $43.2 million, of which $36.7 million was associated with stock options and $6.5 million was associated with restricted stock units. Such amounts will be amortized, in varying amounts, primarily to research and development or selling, general and administrative expense, generally on a straight line basis over weighted average amortization periods of approximately 3.1 and 2.9 years, respectively. These future estimates are subject to change based upon a variety of future events, which include, but are not limited to, changes in estimated forfeiture rates, and the issuance of new options and other equity-based awards.

H.                                    Concentration of Credit Risk

Our operations are located solely within the U.S. We are focused principally on developing and manufacturing an IV iron replacement therapeutic agent and novel imaging agents. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our revenues for the three months ended March 31, 2009 and 2008. No other company accounted for more than 10% of our total revenues for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Bayer	54%	30%
Guerbet	33%	64%
Covidien	13%	<10%

A large portion of the revenue attributable to Bayer Healthcare Pharmaceuticals, or Bayer, in both periods was the result of previously deferred revenue related to up-front license fees.

Revenues from customers outside of the U.S., principally in Europe, amounted to 33% and 64% of our total revenues for the three months ended March 31, 2009 and 2008, respectively.

I.                                        Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position, or FSP, No. 107-1 and Accounting Principles Board, or APB, No. 28-1, “Interim Disclosures About Fair Value of Financial Investments,” or FSP 107-1 and APB 28-1, respectively. FSP 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosure About Fair Value of Financial Investments,” and APB 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. We are evaluating the impact that FSP 107-1 and APB 28-1 will have on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP 115-2, FSP 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP 115-2, FSP 124-2, and EITF 99-20-2, respectively, which provide additional guidance to provide greater clarity to the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP 115-2, FSP 124-2, and EITF 99-20-2 will be effective for interim and annual reporting periods ending after June 15, 2009. We are evaluating the impact that FSP 115-2, FSP 124-2, and EITF 99-20-2 will have on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP 157-4. FSP 157-4 provides additional guidance in accordance with FASB 157 when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. We are evaluating the impact that FSP 157-4 will have on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or EITF 03-6-1. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The adoption of EITF 03-6-1 did not have a significant impact on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS 161. SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Because we do not have any material derivative instruments requiring additional disclosure, the adoption of SFAS 161 did not have a significant impact on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Because we did not enter into any business combinations during the three months ended March 31, 2009, the adoption of SFAS 141R did not have a significant impact on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted EITF 07-01, “Accounting for Collaborative Arrangements,” or EITF 07-01, which addresses how the parties to a collaborative agreement should account for costs incurred and revenues generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. The adoption of EITF 07-01 did not have a significant impact on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted FSP SFAS No. 157-2, “Effective Date of FASB No. 157,” or FSP 157-2. FSP 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP 157-2 did not have a significant impact on our condensed consolidated financial statements.

J.                                     Commitments and Contingencies

We may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. We are not aware of any material claims against us at March 31, 2009.

K.                                   Subsequent Events

At our Annual Meeting of Stockholders held on May 5, 2009, a proposal to amend and restate our 2007 Equity Incentive Plan to, among other things, increase the number of shares of our common stock available for issuance thereunder by 600,000 shares, was approved by a vote of our stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Examples of forward-looking statements contained in this report include statements regarding the following: the potential approval of Feraheme™ (ferumoxytol injection) in the U.S. and outside of the U.S., statements regarding our belief that we will not need to conduct any additional clinical trials prior to approval of Feraheme, our belief that we have adequately addressed the observations noted during a recent FDA inspection of our manufacturing facility and that a re-inspection of our manufacturing facility will not be required as a condition to approval of Feraheme, our plan to launch Feraheme, the progress of our intended development and commercialization of Feraheme, the design and timing of potential clinical trials for Feraheme we may initiate in indications other than chronic kidney disease such as a broad Phase III clinical development program to treat iron deficiency anemia in a wide range of patient populations and disease states, future revenues (including expected future revenues under our agreements with Bayer Healthcare Pharmaceuticals and 3SBio Inc.), expected research and development expenses and selling, general and administrative expenses, our expectations regarding our dividend and interest income, our expectations regarding our short- and long-term liquidity and capital requirements and our ability to finance our operations, our belief that the impairment in the value of our securities, including our auction rate securities not subject to settlement right agreements, is temporary and that we will ultimately be able to liquidate our investments without significant loss, our intention to sell our auction rate securities subject to settlement right agreements to UBS AG, and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of the factors discussed elsewhere in this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Feraheme is being developed for use as an intravenous, or IV, iron replacement therapeutic agent for the treatment of iron deficiency anemia, or IDA, and as a diagnostic agent for vascular enhanced magnetic resonance imaging, or MRI, to assess peripheral arterial disease, or PAD. In December 2007, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or the FDA, for marketing approval of Feraheme for the treatment of IDA in patients with chronic kidney disease, or CKD. In October 2008, we received a Complete Response letter from the FDA with respect to our NDA for Feraheme requesting certain additional clinical information, information regarding certain observations noted during an FDA inspection at one of our Phase III clinical sites, and resolution of certain observations noted during a recent FDA inspection of our Cambridge, Massachusetts manufacturing facility. We submitted a response to the Complete Response letter in October 2008, and in December 2008 we received a second Complete Response letter from the FDA requesting data to clarify a specific chemistry, manufacturing and controls question, resolution of the observations noted during the recent FDA inspection of our manufacturing facility, and finalization of labeling discussions for Feraheme. We are working with the FDA to address the December 2008 Complete Response letter and believe that we will not need to conduct any additional clinical trials of Feraheme prior to FDA approval of Feraheme. In addition, we have been engaged in active dialogue with the FDA and have recently been informed that the observations noted during the recent FDA inspection of our manufacturing facility have been adequately addressed and that a re-inspection of our manufacturing facility will not be required as a condition to approval of Feraheme. We will need to resolve all of the issues raised by the FDA in the Complete Response letters in a timely manner in order to obtain approval to market and sell Feraheme in the U.S.

Following discussions with the FDA regarding the proposed design of our Phase III oncology program, we decided to pursue a broad Phase III clinical development program to treat IDA in a wide range of patient populations and in multiple disease states rather than pursue individual indications. As a result, we decided not to commence enrollment in our previously planned Phase III studies of Feraheme in women with IDA and abnormal uterine bleeding, or AUB, and not to advance our plans for a separate Phase III clinical development program for Feraheme in patients with IDA and cancer. The study designs and timelines for the initiation of a broader Phase III clinical development program for Feraheme for the treatment of IDA are currently subject to the completion of discussions with the FDA and final protocol review.

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

GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in the U.S., Europe, and other countries. Sales of GastroMARK by our marketing partners have been at their current levels for the last several years, and we do not expect sales of GastroMARK to change materially.

Feridex I.V., our liver contrast agent, is approved and has been sold in the U.S., Europe and other countries. In November 2008, we decided to cease manufacturing Feridex I.V. Accordingly, we have terminated all of our agreements with our marketing partners for Feridex I.V. throughout the world and do not intend to continue commercializing Feridex I.V.

Results of Operations for the Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008

Revenues

Total revenues were $1.0 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively, representing an increase of approximately 56%. The increase in revenues was primarily the result of an increase in license fee revenues, as discussed below.

Our revenues for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Revenues:
License fees	$516	$184	$332	>100%
Royalties	47	36	11	31%
Product sales	393	392	1	0%
Total	$956	$612	$344	56%

The following table sets forth customers who represented 10% or more of our revenues for the three months ended March 31, 2009 and 2008. No other company accounted for more than 10% of our total revenues in either period.

	Three Months Ended March 31,
	2009	2008
Bayer	54%	30%
Guerbet	33%	64%
Covidien	13%	<10%

License Fee Revenues

License fee revenues were $0.5 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively, and consisted solely of deferred license fee revenues that were being amortized in connection with our agreements with Bayer Healthcare Pharmaceuticals, or Bayer, which were terminated in November 2008.

In 1995, we entered into a License and Marketing Agreement and a Supply Agreement, or the Bayer Agreements, with Bayer, granting Bayer a product license and exclusive marketing rights to Feridex I.V. in the U.S. and Canada. In 1996, the parties agreed to remove Canada from the territories subject to the Bayer Agreements. In connection with our decision in November 2008 to cease manufacturing Feridex I.V., the Bayer Agreements were terminated in November 2008 by mutual agreement. Prior to the termination of the Bayer Agreements, we accounted for the revenues associated with the Bayer Agreements on a straight line basis over their 15 year contract term. Pursuant to the termination agreement, Bayer could continue to sell any remaining Feridex I.V. inventory in its possession through April 1, 2009 and other than royalties owed by Bayer to us on such sales, no further obligation exists by either party. As a result of the termination of these agreements, during the three months ended March 31, 2009 we recognized the remaining $0.5 million of deferred revenues under the Bayer Agreements and we do not expect any additional license fee revenues from Bayer during 2009.

In May 2008, we entered into a Collaboration and Exclusive License Agreement with 3SBio with respect to the development and commercialization of Feraheme as an IV iron replacement therapeutic agent in China. In consideration of the grant of the license, we received an up front payment of $1.0 million, the recognition of which has been deferred and is being recognized under the proportional performance methodology as we supply Feraheme to 3SBio over the thirteen year initial term of the agreement. We do not expect license revenues under our agreement with 3SBio to be significant in 2009.

Product Sale Revenues

Product sale revenues for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
GastroMARK	$393	$157	$236	>100%
Feridex I.V.	—	235	(235)	-100%
Total	$393	$392	$1	0%

Total product sale revenues for the three months ended March 31, 2009 remained relatively stable as compared to the three months ended March 31, 2008 and reflect an increase in sales of GastroMARK to our marketing partners, offset by a decrease in sales of Feridex I.V. as the result of our November 2008 decision to cease the manufacture and commercialization of Feridex I.V. Product sales may fluctuate from period to period. Fluctuations in our product sales are primarily attributable to unpredictable annual product demand by end users and the batch sizes in which our products are manufactured and shipped, which create uneven purchasing patterns by our marketing partners. Due to our decision to cease the manufacture and commercialization of Feridex I.V. in November 2008, we do not expect that revenues from our currently marketed products will materially change during the remainder of 2009.

Costs and Expenses

Cost of Product Sales

We incurred costs associated with product sales during the three months ended March 31, 2009 and 2008 of approximately $61,000 and $44,000, respectively. These costs represented approximately 16% and 11% of product sales during the three months ended March 31, 2009 and 2008, respectively. The cost of product sales and therefore our gross margins are dependent on the mix of customers, prices we charge for our products, product mix, changes in unit volume and production efficiencies, none of which had a material impact during the three months ended March 31, 2009 or 2008.

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

Research and development expenses for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
External Research and Development Expenses
Feraheme as an IV iron replacement therapeutic agent in CKD patients	$1,425	$158	$1,267	>100%
Feraheme as an IV iron replacement therapeutic agent in AUB patients	1,287	18	1,269	>100%
Feraheme as an imaging agent in PAD patients	323	—	323	N/A
Feraheme manufacturing and materials	1,154	576	578	>100%
Other external costs	216	227	(11)	-5%
Total	$4,405	$979	$3,426	>100%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	5,572	3,135	2,437	78%
Equity-based compensation expense	1,095	709	386	54%
Total	$6,667	$3,844	$2,823	73%

Total Research and Development Expenses	$11,072	$4,823	$6,249	>100%

Total research and development expenses incurred in the three months ended March 31, 2009 amounted to $11.1 million, an increase of $6.2 million, or 130%, from the three months ended March 31, 2008. The $6.2 million increase was primarily attributable to costs associated with increased headcount, our AUB and PAD clinical development programs, and activities necessary to address the manufacturing issues raised during the recent FDA inspection of our Cambridge, Massachusetts manufacturing facility and to prepare for commercial scale manufacturing of Feraheme.

Our external research and development expenses increased by $3.4 million, or 350%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The $3.4 million increase in our external expenses was due primarily to spending on our clinical development programs for AUB and PAD, costs associated with our efforts to address the manufacturing issues raised by the FDA during a recent inspection of our Cambridge, Massachusetts manufacturing facility, costs incurred with respect to production materials and supplies, and second source manufacturing and other activities related to preparation for commercial scale manufacturing.

Our internal research and development expenses increased by $2.8 million, or 73%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The $2.8 million increase in internal costs was due primarily to higher compensation and benefit costs as a result of additional research and development personnel hired as we expanded our development infrastructure and scaled up our manufacturing capabilities for the planned commercialization of Feraheme. At March 31, 2009, we had 94 employees in research and development as compared to 50 employees at March 31, 2008, an increase of 88%. The $0.4 million increase in equity-based compensation expense was primarily attributable to increased equity awards to both new and existing employees.

We expect research and development expenses to increase as we advance our clinical development programs, continue commercial manufacturing preparations, purchase additional Feraheme materials and supplies and continue other research and development related functions and activities in support of Feraheme. If Feraheme receives approval from the FDA, we will record materials, supplies and other costs associated with manufacturing Feraheme as inventory in accordance with our capitalization policies.

We do not track our internal costs by project since our research and development personnel work on a number of projects concurrently and much of our fixed costs benefit multiple projects or our operations in general. We track our external costs on a major project by major project basis, in most cases through the NDA submission to the FDA with respect to such project. In December 2007, we submitted an NDA for Feraheme as an IV iron replacement therapeutic agent in CKD patients and therefore do not intend to track additional external costs related to that project.

During 2008, we began incurring costs related to our AUB clinical development program. However, following discussions with the FDA regarding the proposed design of our Phase III oncology program, we decided to pursue a broad Phase III clinical development program for the treatment of IDA in a wide range of patient populations and disease states rather than pursue individual indications, such as AUB or oncology. As a result, we decided not to begin enrollment in our previously planned Phase III studies of Feraheme in women with IDA and AUB and not to advance our plans for a separate Phase III clinical development program for Feraheme in patients with IDA and cancer. During the three months ended March 31, 2009, we incurred costs associated with the AUB clinical development program of $1.3 million. We do not expect to incur any significant additional future costs associated with the AUB clinical development program but will begin to incur costs in future quarters associated with our broader IDA clinical program. The study designs and timelines for the initiation of a broader Phase III clinical development program for Feraheme for the treatment of IDA are currently in progress and subject to the completion of discussions with the FDA and final protocol review.

At this time, due to the numerous risks and uncertainties inherent in the clinical development and regulatory approval process, including significant and changing government regulation, and given the current stage of our development of our additional indications for Feraheme, we are unable to estimate with any certainty the costs we will incur in the development of such other indications. The estimated costs to completion for the various stages of clinical development can also vary significantly depending on the nature of the product candidate, the design of the clinical study, the number of patients enrolled in each trial, the speed at which patients are enrolled, the disease indications being tested and many other factors. For a discussion of the risks and uncertainties associated with the timing and cost of completing development of a product candidate, see Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. While we are currently focused on obtaining FDA approval of Feraheme and the subsequent planned U.S. commercial launch of Feraheme as an IV iron replacement therapeutic agent in CKD patients, we anticipate that we will make determinations as to which, if any, additional indications to pursue and how much funding to direct to each additional indication on an ongoing basis in response to our continuing discussions with the FDA regarding our proposed protocols and study designs, the scientific and clinical progress associated with each indication, as well as an ongoing assessment as to each indication’s commercial potential. We cannot forecast with any degree of certainty which indications may be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. Similarly, we are currently unable to provide meaningful estimates of the timing of completion of each of our development projects for additional indications for Feraheme as an estimation of completion dates would be highly speculative and subject to a number of risks and uncertainties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Compensation, payroll taxes and benefits	$8,421	$2,549	$5,872	>100%
Professional and consulting fees and other expenses	6,922	3,851	3,071	80%
Equity-based compensation expense	2,407	1,985	422	21%
Total	$17,750	$8,385	$9,365	>100%

The $9.4 million, or 112%, increase in selling, general and administrative expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due primarily to increased costs associated with the expansion of our commercial operations function, including compensation and benefits costs related to increased headcount, consulting costs related to preparing for the planned U.S. commercial launch of Feraheme, and the expansion of our general administrative infrastructure. At March 31, 2009, we had 171 employees in our selling, general and administrative departments as compared to 47 employees at March 31, 2008, an increase of 264%. The increase in equity-based compensation expense in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily attributable to increased equity awards to both new and existing employees partially offset by a net decrease in expense of $0.7 million associated with performance-based awards recognized during the three months ended March 31, 2008 for which there was no expense in 2009.

We expect selling, general and administrative expenses to continue to increase during the remainder of 2009. We continue to incur significant expense related to maintaining our sales force, developing our marketing infrastructure, executing related marketing and promotional programs and hiring consultants in preparation for the planned commercialization of Feraheme in the U.S. as an IV iron replacement therapeutic agent in patients with CKD.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Interest and dividend income, net	$1,256	$3,267	$(2,011)	-62%
Gains on investments, net	992	72	920	>100%
Fair value adjustment of settlement rights	(923)	—	(923)	N/A
Total	$1,325	$3,339	$(2,014)	-60%

The $2.0 million, or 60%, decrease in other income (expense) for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008 was primarily attributable to a $2.0 million decrease in interest and dividend income as the result of a lower average amount of invested funds and lower interest rates in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

In November 2008, we elected to participate in a rights offering by UBS AG, or UBS, one of our brokers, which provides us with the right to sell to UBS $9.3 million in par value of our ARS portfolio, at par value, at any time during a two-year sale period beginning June 30, 2010, or the Settlement Rights.  As a result of the lack of either quoted market prices or other observable market data, we estimate the value of our ARS and Settlement Rights using discounted cash flow analyses using Level 3 inputs as defined by SFAS 157. We have elected the SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” or SFAS 159, fair value option with respect to the UBS Settlement Rights and as of March 31, 2009, we have recorded an asset equal to our estimated fair value of the Settlement Rights of approximately $0.6 million in our condensed consolidated balance sheet. This represents a decrease of approximately $0.9 million to the estimated fair value of our Settlement Rights from the estimated fair value at December 31, 2008, which we have recorded in other income (expense) in our condensed consolidated statement of operations. In addition, with the opportunity provided by the Settlement Rights, we have designated the ARS subject to the Settlement Rights with a par value of $9.3 million and an estimated fair value of $8.6 million as of March 31, 2009 as trading securities. Accordingly, as of March 31, 2009, we have adjusted our estimated value of these trading securities by approximately $1.0 million from the estimated value at December 31, 2008, which we have recorded as a gain on investments in other income (expense) in our condensed consolidated statement of operations.

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

Income Tax Benefit

During the three months ended March 31, 2009, we recognized a tax benefit of $0.2 million associated with U.S. research and development tax credits against which we had previously provided a valuation allowance, but which became refundable as a result of legislation passed in February 2009.

Net Loss

For the reasons stated above, we incurred a net loss of $26.4 million, or $1.55 per basic and diluted share, for the three months ended March 31, 2009 compared to a net loss of $9.3 million, or $0.55 per basic and diluted share, for the three months ended March 31, 2008.

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

As of March 31, 2009, our investments consisted of corporate debt securities, U.S. treasury and government agency securities, and ARS. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

At March 31, 2009, we held a total of $57.6 million in fair market value of ARS, reflecting an impairment of approximately $8.9 million compared to the par value of these securities of $66.5 million. Of the $8.9 million impairment, approximately $8.2 million is considered a temporary impairment and is reported as an unrealized loss at March 31, 2009. The remaining $0.7 million represents an impairment associated with our UBS ARS, which are described below, and has been recognized in our condensed consolidated statement of operations, reducing our UBS ARS from a par value of $9.3 million to a new cost basis of $8.6 million. The substantial majority of our ARS portfolio was rated AAA as of March 31, 2009 by at least one of the major securities rating agencies and greater than 90% of our ARS were collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program.

In November 2008, we elected to participate in a rights offering by UBS, one of our brokers, which provides us with the right to sell to UBS $9.3 million in par value of our ARS portfolio, at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS at par value, or the Call Right. UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide its clients with par value for their ARS. UBS has agreed to pay its clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, we are permitted to sell the ARS to parties other than UBS, which would extinguish the Settlement Rights attached to such ARS. Although the Settlement Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Settlement Rights.

We believe that the $8.2 million temporary impairment related to our other ARS is primarily attributable to the limited liquidity of these investments, coupled with the recent turmoil in the credit and capital markets, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future unrealized loss is other-than-temporary, we will record a charge to earnings as appropriate. In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity, a buyer is found outside the auction process, or the securities mature. For all of our ARS, the underlying maturity date is in excess of one year, and the majority have final maturity dates of 30 to 40 years in the future. We believe we will ultimately be able to liquidate our investments without significant loss primarily due to the collateral securing most of our ARS. However, it could take until final maturity of our ARS to realize the investments’ par value.

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

Our cash and cash equivalents, which consisted principally of cash held in commercial bank accounts and money market funds, and investments at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008	$ Change	% Change
Cash and cash equivalents	$67,988	$64,182	$3,806	6%
Short-term investments	68,318	94,914	(26,596)	-28%
Long-term investments	57,639	54,335	3,304	6%
Total cash, cash equivalents and investments	$193,945	$213,431	$(19,486)	-9%

The decrease in cash and cash equivalents and investments as of March 31, 2009 as compared to December 31, 2008 is primarily the result of cash used in operations partially offset by the net impact of unrealized and realized gains and losses on our investments and by interest income.

As of March 31, 2009, we believe that our cash, cash equivalents, and short-term investments, combined with cash we currently expect to receive from earnings on our investments, will be sufficient to satisfy our future cash flow needs for at least the next twelve months.

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

Cash flows from operating activities

During the three months ended March 31, 2009, our use of $22.4 million of cash in operations was due principally to our net loss of approximately $26.4 million partially offset by approximately $4.1 million in equity-based compensation and other non-cash expenses. Our net loss includes compensation-related expenses associated with additional employees hired for research and development and commercial operating activities, payments for activities in preparation for the planned commercialization of Feraheme as an IV iron replacement therapeutic agent, and costs associated with clinical trials in indications other than CKD.

We anticipate cash used in operating activities will increase in 2009 over current levels as we continue to advance our ongoing commercialization efforts for Feraheme, incur additional costs associated with our clinical trials and development of new indications for Feraheme in the U.S., continue our expansion of our commercial, clinical, medical, regulatory, development, finance and manufacturing organizations in support of our planned Feraheme launch, and continue our efforts to build commercial inventory and qualify second source suppliers and manufacturers for Feraheme. The actual amount of these expenditures will depend on numerous factors, including the timing of expenses and the timing and progress of the regulatory approval of Feraheme and our development, sales and marketing efforts.

Cash flows from investing activities

Cash provided by investing activities was $26.2 million during the three months ended March 31, 2009 and was primarily attributable to net proceeds from sales and maturities of our investments.

Cash flows from financing activities

Cash provided by financing activities was $0.1 million during the three months ended March 31, 2009 and was primarily attributable to the proceeds from the exercise of stock options.

Operating and Facility Lease Obligations

We have entered into certain operating leases, including leases of certain automobiles and certain laboratory and office equipment, which are in effect through 2011. We lease approximately 110 automobiles for our field-based employees. This lease requires a minimum lease term of 12 months per automobile. We expect our monthly expense related to this operating lease to be approximately $60,000. We are also responsible for certain disposal costs in the event of termination of the lease.

In May 2008, we entered into a lease agreement for certain real property located at 100 Hayden Avenue, Lexington, Massachusetts for use as our principal executive offices. The term of the lease began on May 22, 2008 and will continue until August 31, 2016 with two successive five year extension terms at our option. The aggregate size of rentable floor area for the offices is 55,924 square feet, and the rent for the initial term commenced in February 2009.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The most significant estimates and assumptions are used in, but not limited to, assessing investments for potential impairment and determining values of investments, accrued expenses, income taxes and equity-based compensation expense. Actual results could differ from those estimates. In making these estimates and assumptions, management employs critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Impact of Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. 107-1 and Accounting Principles Board, or APB, No. 28-1, “Interim Disclosures About Fair Value of Financial Investments,” or FSP 107-1 and APB 28-1, respectively. FSP 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosure About Fair Value of Financial Investments,” and APB 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. We are evaluating the impact that FSP 107-1 and APB 28-1 will have on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP 115-2, FSP 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP 115-2, FSP 124-2, and EITF 99-20-2, respectively, which provide additional guidance to provide greater clarity to the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP 115-2, FSP 124-2, and EITF 99-20-2 will be effective for interim and annual reporting periods ending after June 15, 2009. We are evaluating the impact that FSP 115-2, FSP 124-2, and EITF 99-20-2 will have on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP 157-4. FSP 157-4 provides additional guidance in accordance with FASB 157 when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. We are evaluating the impact that FSP 157-4 will have on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or EITF 03-6-1. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The adoption of EITF 03-6-1 did not have a significant impact on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS 161. SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Because we do not have any material derivative instruments requiring additional disclosure, the adoption of SFAS 161 did not have a significant impact on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Because we did not enter into any business combinations during the three months ended March 31, 2009, the adoption of SFAS 141R did not have a significant impact on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted EITF 07-01, “Accounting for Collaborative Arrangements,” or EITF 07-01, which addresses how the parties to a collaborative agreement should account for costs incurred and revenues generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. The adoption of EITF 07-01 did not have a significant impact on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted FSP SFAS No. 157-2, “Effective Date of FASB No. 157,” or FSP 157-2. FSP 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP 157-2 did not have a significant impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2009, our short- and long-term investments totaled $126.0 million and were invested in corporate debt securities, U.S. treasury and government agency securities, and ARS. These investments are subject to interest rate risk and will fall in value if market interest rates increase. However, even if market interest rates for comparable investments were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2009, this would have resulted in a hypothetical decline in fair value of our investments, excluding ARS, which are described below, of approximately $0.2 million.

At March 31, 2009, we held a total of $57.6 million in fair market value of ARS, reflecting an impairment of approximately $8.9 million compared to the par value of these securities of $66.5 million. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. As a result of the lack of observable ARS market activity, we changed our valuation methodology for these securities to a discounted cash flow analysis as opposed to valuing them at par value. Our valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. Based upon this methodology, we have recorded an $8.2 million unrealized loss related to our ARS, other than those subject to Settlement Rights, to accumulated other comprehensive loss as of March 31, 2009. In November 2008, we elected to participate in a rights offering by UBS, one of our brokers, which provides us with rights to sell to UBS $9.3 million in par value of our ARS portfolio, at par value, at any time during a two-year sale period beginning June 30, 2010.

We believe there are several significant assumptions that are utilized in our valuation analysis, the two most critical of which are the discount rate and the average expected term. Holding all other factors constant, if we were to increase the discount rate utilized in our valuation analysis by 50 basis points, or one-half of a percentage point, this change would have the effect of reducing the fair value of our ARS by approximately $1.3 million as of March 31, 2009. Similarly holding all other factors constant, if we were to increase the average expected term utilized in our fair value calculation by one year, this change would have the effect of reducing the fair value of our ARS by approximately $1.6 million as of March 31, 2009.

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, Rule 13a-15(e) or Rule 15d-15(e), with the participation of our management, have each concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial officer have each concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

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

Although we have dedicated significant resources to development efforts in the past, we may not be successful in developing new applications for our existing technology or in expanding the potential indications for Feraheme. Although we have commenced or are pursuing additional clinical trials for Feraheme in indications other than CKD in an effort to expand the potential indications for Feraheme, we are not currently conducting or sponsoring research to expand our product development pipeline beyond Feraheme. Any failure by us to acquire, develop and commercialize additional products and product candidates or additional indications for Feraheme would limit long-term shareholder value and would adversely affect the future prospects of our business.

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

The FDA imposes substantial requirements on the development, production and commercial introduction of all drug products. Before obtaining regulatory approval for the commercial marketing and sale of Feraheme, we must demonstrate through extensive pre-clinical testing and human clinical trials that Feraheme is safe and efficacious. In December 2007, we submitted our NDA to the FDA for marketing approval of Feraheme for the treatment of IDA in CKD patients. In October 2008, we received a Complete Response letter from the FDA with respect to our NDA for Feraheme requesting certain additional clinical information, information regarding certain observations noted during an FDA inspection at one of our Phase III clinical sites, and resolution of certain observations noted during a recent FDA inspection of our Cambridge, Massachusetts manufacturing facility. In December 2008 we received a second Complete Response letter from the FDA requesting data to clarify a specific chemistry, manufacturing and controls question, resolution of the observations noted during the recent FDA recent inspection of our manufacturing facility, and finalization of labeling discussions for Feraheme. If we are unable to adequately address the issues raised or provide the information requested by the FDA with respect to our NDA in a timely manner, we may experience significant delays in our efforts to obtain approval for Feraheme or Feraheme may not receive approval at all.

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

We may not be able to continue to operate our manufacturing facility in compliance with current good manufacturing practices, or cGMP,  and other FDA regulations, which could result in a substantial delay in the approval of Feraheme, a suspension of our ability to manufacture Feraheme, the loss of our existing Feraheme inventory, a delay in our anticipated Feraheme launch, our inability to manufacture sufficient quantities of Feraheme to meet demand, or other unanticipated compliance costs.

Our Cambridge, Massachusetts manufacturing facility is subject to cGMP regulations enforced by the FDA. Failure to operate in compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could result in the FDA’s issuance of Warning Letters, fines, product recalls, total or partial suspension of production, suspension of the FDA’s review of an NDA or future supplemental NDAs, enforcement actions, injunctions or criminal prosecution and could impair our ability to obtain product approvals, generate product sales and continue our development efforts. In addition to the foregoing regulatory actions that may be taken by the FDA, any failure on our part to continuously operate our manufacturing facility in accordance with cGMP requirements could result in a substantial delay in the approval of Feraheme, a suspension of our ability to manufacture Feraheme, the loss of our existing Feraheme inventory, a delay in our anticipated Feraheme launch, our inability to manufacture sufficient quantities of Feraheme to meet demand, or other unanticipated compliance expenditures, any of which would have an adverse impact on our potential profitability and the future prospects of our business.

In addition, if the FDA decides to re-inspect our manufacturing facility to confirm the remedial measures we have implemented are adequate, the FDA may identify new or additional deficiencies with respect to our compliance with cGMP regulations. If the FDA were to identify additional cGMP deficiencies, the FDA could take one or more of the regulatory actions described above, which could result in a substantial delay in the approval of Feraheme, a suspension of our ability to manufacture Feraheme, the loss of our existing Feraheme inventory, a delay in our anticipated Feraheme launch, our inability to manufacture sufficient quantities of Feraheme to meet demand, or other unanticipated compliance expenditures, any of which would have an adverse impact on our potential profitability and the future prospects of our business.

We need to maintain, and possibly increase our manufacturing capabilities or establish and qualify second source manufacturing facilities in order to successfully commercialize Feraheme.

We currently manufacture GastroMARK for commercial sale and Feraheme for potential commercial use and for use in human clinical trials in our Cambridge, Massachusetts manufacturing facility. We also intend to use this facility to manufacture Feraheme for commercial sale if and when it is approved by the FDA. Although we are working to establish and qualify second source manufacturing facilities for Feraheme, we currently have only one manufacturing facility at which we produce limited quantities of Feraheme. As we manufacture Feraheme in larger volumes for commercial sale, we could experience higher than anticipated material, labor and overhead costs per unit. Additionally, manufacturing and quality control problems may arise as we increase our level of production. If we are not able to use our existing Feraheme inventory to satisfy demand at launch, we may not be able to increase our manufacturing capacity in a timely and cost-effective manner to meet demand for Feraheme if and when it is approved by the FDA, and we may experience delays in manufacturing Feraheme, which could result in a shortage in the supply of Feraheme. Furthermore, we will need to continue to recruit, train and retain additional qualified manufacturing and quality control personnel as we prepare for production of Feraheme on a commercial scale. If we fail to continue to attract and retain key members of our manufacturing or quality control departments, we may be unable to manufacture sufficient quantities of Feraheme in a timely manner, which could delay or impair our product sales and development efforts.

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

Currently IV iron therapeutic products are not widely used by physicians who treat non-dialysis CKD patients in the physician’s office setting due to safety concerns and the inconvenience and often impracticability of administering currently approved IV iron therapeutic products in that setting. A key component of our commercialization strategy is to develop a market for IV iron replacement therapeutics, specifically Feraheme, in the non-dialysis CKD market. Therefore, if approved, it will be critical for us to successfully market and sell Feraheme to physicians who treat non-dialysis CKD patients in the physician’s office setting. It is often difficult to change physicians’ existing treatment paradigms even when supportive clinical data is available. If we are not successful in marketing and selling Feraheme, if and when approved, to physicians who treat non-dialysis CKD patients in the physician’s office setting, our ability to generate revenues, achieve and maintain profitability, and long-term business prospects would be adversely affected.

The dialysis market is the largest and most established market for IV iron replacement therapies, with two companies serving a significant majority of all dialysis patients in the U.S. Fresenius Medical Care North America, or Fresenius, and DaVita, Inc., or DaVita, together treat more than 60% of the U.S. dialysis population. If we are unable to successfully market and sell Feraheme to physicians who treat dialysis dependent CKD patients in clinics controlled by either or both of Fresenius and DaVita, our ability to realize and grow revenues from sales of Feraheme will be severely limited, which would have a material adverse impact on our potential profitability, and our future business prospects. In addition, in September 2008, Fresenius finalized an exclusive sublicense agreement with Luitpold Pharmaceuticals, Inc, or Luitpold,, the U.S. licensing partner of Vifor Pharma, a subsidiary of Galenica Ltd., or Galenica, to manufacture, sell and distribute Venofer®, an existing IV iron replacement therapeutic, to independent outpatient dialysis clinics in the U.S. Luitpold retains the right to sell Venofer® in the U.S. to any other customer. In 2008, Galenica, Vifor Pharma and Fresenius also entered into a strategic joint-venture, which became effective on January 1, 2009, to market and distribute the IV iron products Venofer® and Ferinject® in the dialysis market in Europe, the Middle East, Africa and Latin America. Fresenius has significant experience selling and distributing dialysis equipment and supplies to outpatient dialysis clinics and, as a result of this agreement, it may be more difficult for us to penetrate the dialysis market, in particular at Fresenius clinics.

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

With respect to Feraheme, Medicare currently reimburses for physician-administered drugs in the dialysis center and physician clinic at a rate of 106% of the drug’s average selling price, or ASP. If the Centers for Medicare & Medicaid Services, or CMS, or its local contractor, believe that Feraheme’s ASP is too high, it may attempt to initiate one or more of the cost-containment methods discussed above at either the national or local level. It is highly uncertain whether the ASP reimbursement methodology will continue to apply if and when Feraheme is approved by the FDA, and any changes in reimbursement policies may have a negative impact on the level of reimbursement available for Feraheme. On July 15, 2008, Congress enacted The Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, which created a bundled payment system for the treatment of end stage renal disease, or ESRD, to take effect on January 1, 2011. MIPPA requires CMS to begin a process of moving from a system in which it pays separately for physician-administered drugs for dialysis patients to a system in which all costs of providing care to dialysis patients are bundled together into a single capitated payment beginning on January 1, 2011 and to complete the phase-in by January 1, 2014. This bundled approach to reimbursement may lower utilization of physician-administered drugs in the ESRD market. In addition, the bundled approach to reimbursement in the dialysis setting may lower the amount of reimbursement available for Feraheme and consequently put downward pressure on the price we can charge for Feraheme. Therefore, we may be limited in our ability to successfully market and sell Feraheme in the dialysis setting. While MIPPA applies only to Medicare, private payors and state Medicaid plans frequently adopt Medicare principles in setting their own reimbursement methodologies. Any change in the Medicare reimbursement rate would therefore likely result in changes to payment rates from non-Medicare payors as well, further limiting our ability to successfully market and sell Feraheme.

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

There are currently two options for treating IDA in CKD patients: oral iron supplements and IV iron. We anticipate that, if approved, Feraheme will primarily compete with existing IV iron replacement therapies, including Venofer®, which is marketed by Fresenius and American Regent Laboratories, Inc., a subsidiary of Luitpold, Ferrlecit®, which is marketed by Watson Pharmaceuticals, Inc., and certain oral iron products. These competing iron replacement therapy products may receive greater market acceptance than Feraheme, especially since these products are already on the market and are currently widely used by physicians. We may not be able to convince physicians to switch from using the currently approved IV iron therapeutic products to Feraheme. The iron replacement therapy market is highly sensitive to several factors including, but not limited to, the ability to obtain appropriate insurance coverage, coding and reimbursement, price competitiveness, and product characteristics such as convenience of administration and dosing regimens. In particular, the IV iron replacement market is extremely sensitive to the perceived relative safety profiles of the various IV iron replacement therapeutics, and it will be critical that Feraheme’s safety profile is or is perceived to be comparable to that of other products in order to be competitive in the marketplace. To date, we have not conducted any head-to-head clinical studies comparing the relative safety profiles of Feraheme to other IV iron replacement products.

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

Rockwell Medical Technologies, Inc., or Rockwell, is developing an iron supplemented dialysate product, SFP, a form of iron given as part of the hemodialysis procedure to be used as a treatment for anemia in dialysis patients. Rockwell has completed enrollment for its ongoing Phase IIb clinical trials and is sponsoring an on-going study funded by the National Institutes of Health. We do not know when an NDA for SFP might be submitted to the FDA for approval or when SFP may be marketed in the U. S. SFP, if shown to be safe and effective for the treatment of IDA, could compete with IV iron products, including Feraheme.

Pharmacosmos A/S has also completed a non-comparative open-label Phase III study of IV iron oligosaccharide in CKD patients. No additional studies are known to be on-going, and their future development plans have not been publicly disclosed.

In addition to competition from currently approved products and products known by us to be currently under development, the market opportunity for Feraheme would be negatively affected if generic IV iron replacement therapy products were to be approved and achieve commercial success. For example, in June 2008, Hospira, Inc. reported opening a bioequivalence study for a generic iron sucrose. As of January 2009, the study was not complete and was not actively recruiting patients. Companies that manufacture generic products typically invest far less resources in research and development than the manufacturer of a branded product and can therefore price their products significantly lower than those already on the market. It remains unclear whether a generic product will enter this market. If any of these product candidates are approved for marketing and sale by the FDA our efforts to market and sell Feraheme, if approved, and our ability to generate additional revenues and achieve profitability would be adversely affected.

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

Significant safety or drug interaction problems could arise for Feraheme even after FDA approval, resulting in recalls, restrictions in Feraheme’s label, or withdrawal of Feraheme from the market.

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

We may also be required to conduct certain post-approval clinical studies to assess known or suspected significant risks associated with Feraheme. The Food and Drug Administration Amendments Act of 2007, or the FDAAA, expanded the FDA’s authority. Under the FDAAA, the FDA may: (i) require manufacturers to conduct post-approval clinical studies to assess known risks or signals of serious risks, or to identify unexpected serious risks; (ii) mandate labeling changes to a product based on new safety information; or (iii) require sponsors to implement a Risk Evaluation and Mitigation Strategy, or REMS, where necessary to assure safe use of the drug. If we are required to conduct post-approval clinical studies or implement a REMS, or if the FDA changes the label for Feraheme to include additional discussion of potential safety issues, such requirements or restrictions would have a material adverse impact on our ability to generate revenues from sales of Feraheme, or require us to expend significant additional funds on clinical studies.

Our stock price has been and may continue to be volatile, and your investment in our stock could decline in value or fluctuate significantly.

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $18.33 and $55.00 in the fifty-two week period through May 1, 2009. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, many of which are beyond our control, may have a significant impact on the market price of our common stock. Factors which may affect the market price of our common stock, among others, include:

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

For example, any announcement of any positive or negative developments with respect to our efforts to obtain FDA approval to market and sell Feraheme, or our competitors’ efforts to obtain FDA approval for competitive product candidates, would likely have a dramatic impact on our stock price. Thus, as a result of events both within and beyond our control, our stock price could fluctuate significantly or lose value rapidly.

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

•                  Availability of clinical study material; and

•                  The rate of patient enrollment.

Any delay incurred in our clinical trials for additional indications could result in increased development costs and delays in regulatory approvals and could have an adverse effect on our development strategy. In addition, in order to increase the number of patients available for enrollment in our clinical trials, we may conduct trials in geographies outside the U.S. We have no experience conducting clinical trials outside the U.S. and therefore such trials will require substantial time and resources to identify and familiarize ourselves with the regulatory requirements of such foreign countries.

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

At March 31, 2009, we had $68.0 million in cash and cash equivalents, $68.3 million in short-term investments, $57.6 million in long-term investments, and $0.6 million in settlement rights. We have historically invested our funds in institutional money market funds, corporate debt securities, commercial paper, U.S. Treasury and government agency securities, municipal debt securities, and auction rate securities, or ARS, in accordance with the criteria set forth in our investment policy. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the U.S. sub-prime mortgage defaults and the ensuing fallout, which have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have an adverse effect on our results of operations, liquidity and financial condition.

At March 31, 2009, we held a total of $57.6 million in fair market value of ARS, reflecting an impairment of approximately $8.9 million compared to the par value of these securities of $66.5 million.  Of the $8.9 million impairment, approximately $8.2 million is considered a temporary impairment and is reported as an unrealized loss at March 31, 2009. The remaining $0.7 million represents an impairment which is recognized in our consolidated statement of operations at March 31, 2009. The substantial majority of our ARS portfolio was rated AAA as of March 31, 2009 by at least one of the major securities rating agencies and greater than 90% of our ARS were collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. We had traditionally recorded these investments at cost, which approximated fair market value due to their variable interest rates. Prior to February 2008, these ARS typically reset through an auction process every 7 or 28 days, which generally allowed existing investors to either roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. As a result of the lack of observable ARS market activity, we changed our valuation methodology for these securities to a discounted cash flow analysis as opposed to valuing them at par value.

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

The condition of the credit markets remains dynamic. As a result, we may experience a reduction in value or loss of liquidity with respect to our investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, as part of our determination of the fair value of our investments, we consider credit ratings provided by independent investment rating agencies as of the valuation date. These ratings are subject to change. For example, in late February 2009 three of our ARS with a total par value of $8.7 million and one of our ARS with a par value of $5.0 million were downgraded by one of the major credit rating agencies to A3 and Baa1, respectively, from their previous rating of Aaa.  In contrast, the ARS having a par a value of $5.0 million was re-affirmed as AAA by a different major rating agency in January 2009.   As the ratings of our ARS change we may be required to adjust our future valuation of our ARS which may adversely affect the value of these investments. These market risks associated with our investment portfolio may have an adverse effect on our results of operations, cash position, liquidity and overall financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases by us, or any affiliated purchaser, of our equity securities which are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2009.

Item 5. Other Information.

On May 5, 2009, the Board voted to amend each outstanding stock option grant agreement between us and each of our current non-employee directors to provide that, in the event the non-employee director ceases to be a member of the Board for any reason, the period for exercising any unexercised portion of such stock option which was otherwise exercisable on the date of termination of his membership on the Board or other service to the Company, will be extended from three months to twelve months of such date, but in no event beyond the ten-year option term.

Michael D. Loberg, a Board member since 1997, did not stand for re-election at our Annual Meeting of Stockholders held on May 5, 2009. Dr. Loberg was also a member of our Audit Committee. The reasons for Dr. Loberg’s decision to not stand for re-election were not the result of any disagreement with us.

On May 5, 2009, the Board approved an amended and restated non-employee director compensation policy, which amends and restates in its entirety the policy previously amended and restated on February 25, 2009, and effective December 19, 2008. Under the amended and restated non-employee director policy, our non-employee directors will receive the following compensation:

•                  Each non-employee director, other than the Chairman of the Board, will receive an aggregate annual retainer fee of $30,000, payable in four equal quarterly installments;

•                  The Chairman of the Board, provided that he is a non-employee director, will receive an aggregate annual retainer fee of $60,000, payable in four equal quarterly installments;

•                  Each member of each of the Audit, Compensation and Nominating and Corporate Governance Committees, other than the Chairman of each committee, will receive an additional aggregate annual retainer fee of $5,000, payable in four equal quarterly installments;

•                  The Chairman of each of the Audit, Compensation and Nominating and Corporate Governance Committees will receive an additional aggregate annual retainer fee of $10,000, payable in four equal quarterly installments;

•                  Commencing in May 2010, each non-employee director will be granted an annual option to purchase 5,000 shares, or in the case of the Chairman of the Board, provided that he is a non-employee director, an annual option to purchase 10,000 shares, of our common stock. The May 2010 annual grant will be pro-rated to reflect the number of quarters of continuous Board service performed by each non-employee director since the last annual grant to such director. The foregoing options will vest in twelve equal monthly installments beginning on the first day of the first full month following our Annual Meeting of Stockholders and continuing on the first day of each of the following eleven months thereafter, have an exercise price equal to the fair market value of a share of our common stock on the date of grant, and have a ten-year term;

•                  Each newly-elected or appointed director will be granted an option to purchase 10,000 shares of our common stock on the date of his or her appointment or election to the Board. The foregoing options will vest in equal annual installments over a four-year period beginning on the first anniversary of his or her appointment or election to the Board, have an exercise price equal to the fair market value of a share of our common stock on the date of grant, and have a ten-year term; and

•                  In addition, and in lieu of the annual grant to non-employee directors described above, for his or her first year of service on the Board, each newly-elected director joining the Board subsequent to the Annual Meeting of Stockholders will be granted an option to purchase 5,000 shares of our common stock on the date of his or her appointment or election to the Board if such appointment or election occurs during the same quarter as the Annual Meeting of Stockholders, 3,750 shares of our common stock if his or her appointment or election to the Board occurs in the first quarter following the quarter in which the Annual Meeting of Stockholders is held; 2,500 shares of our common stock if his or her appointment or election to the Board occurs in the second quarter following the quarter in which the Annual Meeting of Stockholders is held; and 1,250 shares of our common stock if his or her appointment or election to the Board occurs in the third quarter following the quarter in which the Annual Meeting of Stockholders is held. The foregoing options will vest in equal monthly installments beginning on the first day of the first full month following the appointment or election of the newly-elected director and continuing on the first day of each month thereafter through the first day of the month in which the next Annual Meeting of Stockholders is to be held, have an exercise price equal to the fair market value of a share of our common stock on the date of grant, and have a ten-year term.

Effective as of May 5, 2009, the Board also reconstituted the membership of its Audit and Compensation Committees. Effective immediately, the Audit Committee is comprised of Davey S. Scoon (Chair), Mark Skaletsky, and Robert J. Perez, and the Compensation Committee is comprised of Michael Narachi (Chair), Mark Skaletsky, and Robert J. Perez.

Item 6. Exhibits.

(a)                                                               List of Exhibits

Exhibit Number		Description

10.1	+	Amended and Restated Non-Employee Director Compensation Policy
10.2	+	Form of Option Agreement (Nonqualified Option) for Annual Director Grants.
10.3	+	AMAG Pharmaceuticals, Inc. Amended and Restated 2007 Equity Incentive Plan
31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+  Exhibits marked with a plus sign (“+”) are filed herewith.

++  Exhibits marked with a double plus sign (“++”) are furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAG PHARMACEUTICALS, INC.

By:	/s/ Brian J.G. Pereira
Brian J.G. Pereira,
Chief Executive Officer and President

Date: May 6, 2009

AMAG PHARMACEUTICALS, INC.

By:	/s/ David A. Arkowitz
David A. Arkowitz,
Executive Vice President, Chief Financial Officer and Chief Business Officer

Date: May 6, 2009

EXHIBIT INDEX

Exhibit Number		Description

10.1	+	Amended and Restated Non-Employee Director Compensation Policy
10.2	+	Form of Option Agreement (Nonqualified Option) for Annual Director Grants.
10.3	+	AMAG Pharmaceuticals, Inc. Amended and Restated 2007 Equity Incentive Plan
31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+  Exhibits marked with a plus sign (“+”) are filed herewith.

++  Exhibits marked with a double plus sign (“++”) are furnished herewith.