Form 10-Q
period 2010-03-31
AMAG PHARMACEUTICALS INC.
filed 2010-05-06
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010 there were 21,011,472 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$212,747	$50,126
Short-term investments	21,044	29,578
Settlement rights	788	788
Accounts receivable, net	15,004	27,350
Inventories	12,041	9,415
Receivable from collaboration	60,000	—
Prepaid and other current assets	4,900	5,472
Total current assets	326,524	122,729
Property, plant and equipment, net	12,064	12,417
Long-term investments	48,432	49,013
Restricted cash	460	460
Total assets	$387,480	$184,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,146	$5,432
Accrued expenses	20,515	21,931
Deferred revenues	14,258	10,198
Total current liabilities	38,919	37,561
Long-term liabilities:
Deferred revenues	55,000	1,000
Other long-term liabilities	3,011	3,081
Total liabilities	96,930	41,642
Commitments and contingencies (Note K & L)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 58,750,000 shares authorized; 20,993,285 and 17,362,710 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	210	174
Additional paid-in capital	603,140	432,414
Accumulated other comprehensive loss	(8,061)	(7,925)
Accumulated deficit	(304,739)	(281,686)
Total stockholders’ equity	290,550	142,977
Total liabilities and stockholders’ equity	$387,480	$184,619

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product sales, net	$13,295	$393
License fees	—	516
Royalties	11	47
Total revenues	13,306	956
Costs and expenses:
Cost of product sales	1,010	61
Research and development expenses	12,368	11,072
Selling, general and administrative expenses	23,456	17,750
Total costs and expenses	36,834	28,883
Other income (expense):
Interest and dividend income, net	471	1,256
Gains on investments, net	4	992
Fair value adjustment of settlement rights	—	(923)
Total other income (expense)	475	1,325
Net loss before income taxes	(23,053)	(26,602)
Income tax benefit	—	179
Net loss	$(23,053)	$(26,423)

Net loss per share:
Basic and diluted	$(1.15)	$(1.55)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	19,985	17,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net loss	$(23,053)	$(26,423)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Holding (losses) gains arising during period, net of tax	(136)	2,201
Reclassification adjustment for losses and gains, net, included in net loss	—	4
Net unrealized (losses) gains	(136)	2,205
Total comprehensive loss	$(23,189)	$(24,218)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net loss	$(23,053)	$(26,423)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	570	442
Non-cash equity-based compensation expense	4,301	3,502
Amortization of premium/discount on purchased securities	33	204
Fair value adjustment of settlement rights	—	923
Gains on investments, net	(4)	(992)
Changes in operating assets and liabilities:
Accounts receivable	12,346	171
Inventories	(2,500)	38
Prepaid and other current assets	572	1,396
Accounts payable and accrued expenses	(2,702)	(1,283)
Deferred revenues	(1,940)	(403)
Other long-term liabilities	(70)	—
Total adjustments	10,606	3,998
Net cash used in operating activities	(12,447)	(22,425)

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	8,950	26,595
Purchase of available-for-sale investments	—	(310)
Capital expenditures	(217)	(192)
Change in restricted cash	—	61
Net cash provided by investing activities	8,733	26,154

Cash flows from financing activities:
Proceeds from the exercise of stock options	776	77
Proceeds from the issuance of common stock, net of underwriting discount and other expenses	165,559	—
Net cash provided by financing activities	166,335	77

Net increase in cash and cash equivalents	162,621	3,806
Cash and cash equivalents at beginning of the period	50,126	64,182
Cash and cash equivalents at end of the period	$212,747	$67,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

A.               Description of Business

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a biopharmaceutical company that utilizes our proprietary technology for the development and commercialization of a therapeutic iron compound to treat iron deficiency anemia, or IDA, and novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease. We currently manufacture and sell two approved products, Feraheme® (ferumoxytol) Injection for intravenous, or IV, use and GastroMARK®.

On June 30, 2009, Feraheme was approved for marketing in the U.S. by the U.S. Food and Drug Administration, or the FDA, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with chronic kidney disease, or CKD. We market and sell Feraheme through our own commercial organization and began shipping Feraheme to our customers in July 2009.

GastroMARK, our oral contrast agent used for delineating the bowel in magnetic resonance imaging, is approved and marketed in the U.S., Europe and other countries through our marketing partners.

We are subject to risks common to companies in the pharmaceutical industry including, but not limited to, our sole dependence on the success of Feraheme, development by us or our competitors of new technological and product innovations, uncertainty regarding market acceptance of our products, uncertainties related to insurance coverage, coding and third-party reimbursement for our products, our limited experience commercializing and distributing a pharmaceutical product, our reliance on Takeda to commercialize Feraheme in certain territories outside of the U.S., our potential inability to operate our manufacturing facility in compliance with current good manufacturing practices, our potential inability to obtain raw materials and manufacture sufficient quantities of our products, the potential fluctuation of our operating results, potential differences between actual future results and the estimates or assumptions used by us in preparation of our condensed consolidated financial statements, the volatility of our stock price, our potential inability to become profitable in the future, our potential inability to obtain additional financing, if necessary, on acceptable terms, the current credit and financial market conditions, our potential inadvertent failure to comply with reporting and payment obligations under government pricing programs, our potential inadvertent failure to comply with the regulations of the FDA or other government agencies, uncertainty of the regulatory approval process for our other Feraheme indications or for any indications outside of the U.S., uncertainty of the results of our clinical trials, our ability to manage growth, our ability to enter into and successfully maintain favorable collaborations and in-licensing arrangements, our dependence on key personnel, and uncertainties related to the protection of proprietary technology, product liability, potential legislative and regulatory changes, and potential costs and liabilities associated with currently pending or future litigation.

Throughout this Quarterly Report on Form 10-Q, AMAG Pharmaceuticals, Inc. and our consolidated subsidiaries are collectively referred to as “the Company,” “we,” “us,” or “our.”

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

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Interim results are not necessarily indicative of the results of operations for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition and related sales allowances, assessing investments for potential other-than-temporary impairment and determining values of investments, reserves for doubtful accounts, accrued expenses, income taxes and equity-based compensation expense. Actual results could differ materially from those estimates.

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

In January 2010, we adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount.

Current accounting guidance establishes a hierarchy used to categorize how fair value is measured and which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

We hold certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents, short- and long-term investments and our Settlement Rights, as defined below. The following tables represent the fair value hierarchy for those assets that we measure at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$207,168	$207,168	$—	$—
Corporate debt securities	3,855	—	3,855	—
U.S. treasury and government agency securities	8,657	—	8,657	—
Auction rate securities	56,964	—	—	56,964
Settlement rights	788	—	—	788
	$277,432	$207,168	$12,512	$57,752

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$46,451	$46,451	$—	$—
Corporate debt securities	9,804	—	9,804	—
U.S. treasury and government agency securities	11,247	—	11,247	—
Auction rate securities	57,540	—	—	57,540
Settlement rights	788	—	—	788
	$125,830	$46,451	$21,051	$58,328

With the exception of our ARS and Settlement Rights, which are valued using Level 3 inputs, as discussed below, the fair value of our non-money market fund investments is primarily determined from independent pricing services which use Level 2 inputs for the determination of fair value. Independent pricing services normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions at fair value. At each reporting period, we perform quantitative and qualitative analyses on prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2010. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the three months ended March 31, 2010.

We also analyze when the volume and level of activity for an asset or liability have significantly decreased and when circumstances indicate that a transaction may not be considered orderly. In order to determine whether the volume and level of activity for an asset or liability have significantly decreased, we assess current activity with normal market activity for the asset or liability. We rely on many factors such as trading volume, trading frequency, the levels at which market participants indicate their willingness to buy and sell our securities, as reported by market participants, and current market conditions. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if there has been a significant decrease in the volume and level of activity for an asset or group of similar assets. Similarly, in order to identify transactions that are not orderly, we take into consideration the activity in the market which can influence the determination and occurrence of an orderly transaction. Also, we inquire as to whether there may have been restrictions on the marketing of the security to a single or limited number of participants. Where possible, we assess the financial condition of the seller to determine whether observed transactions may have been forced. If the trading price for a security held by us is significantly out of line when compared to the trading prices of similar recent transactions, we consider whether this disparity is an indicator of a disorderly trade. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if the evidence suggests that a transaction or group of similar transactions is not orderly. Based upon these procedures, we determined that market activity for our non-ARS assets appeared normal and that transactions did not appear disorderly as of March 31, 2010.

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

The following table presents assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2010 (in thousands):

Three Months Ended March 31, 2010
Balance at beginning of period	$58,328
Transfers to Level 3	—
Total gains (losses) (realized or unrealized):
Included in earnings	4
Included in other comprehensive income (loss)	(30)
Purchases (settlements), net	(550)
Balance at end of period	$57,752
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$4

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

We record product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organization, or GPO, fees, and product returns as a reduction of revenue in our condensed consolidated statement of operations at the time product sales are recorded. Calculating these gross-to-net sales adjustments involves estimates and judgments based primarily on actual Feraheme sales data and forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others. In addition, we also monitor our distribution channel to determine the level of additional allowances or accruals required based on inventory in our sales channel. There were no product sales allowances or accruals for the three months ended March

31, 2009. An analysis of our product sales allowances and accruals for the three months ended March 31, 2010 is as follows (in thousands):

March 31, 2010
Product sales allowances and accruals:
Discounts and chargebacks	$742
Government and other rebates	3,001
Returns	244
Total product sales allowances and accruals	$3,987

Total net product sales	$13,295

Total gross product sales	$17,282

Total product sales allowances and accruals as a percent of total gross product sales	23%

Product sales allowances and accruals are primarily comprised of both direct and indirect fees, discounts and rebates and provisions for estimated product returns. Direct fees, discounts and rebates are contractual fees and price adjustments payable to wholesalers, specialty distributors and other customers that purchase products directly from us. Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as certain dialysis organizations, physicians, clinics, hospitals, and GPOs that typically do not purchase products directly from us but rather from wholesalers and specialty distributors. In accordance with guidance related to accounting for fees and consideration given by a vendor to a customer (including a reseller of a vendor’s products), these fees, discounts and rebates are presumed to be a reduction of the selling price of Feraheme. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product. Allowances and accruals are recorded in the same period that the related revenue is recognized and are estimated using either historical, actual and/or other data, including estimated patient usage, applicable contractual rebate rates, contract performance by the benefit providers, other current contractual and statutory requirements, historical market data based upon experience of other similar products to Feraheme, specific known market events and trends such as competitive pricing and new product introductions and current and forecasted customer buying patterns and inventory levels, including the shelf life of our products. As part of this evaluation, we also review changes to federal legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends. Reserve estimates are evaluated quarterly and may require adjustments to better align our estimates with actual results. During the three months ended March 31, 2010, our allowances for government and other rebates reflected a decrease of $0.3 million relating to sales in the prior year. This adjustment was primarily the result of a reduction in our estimates of Medicaid utilization across Feraheme customer classes resulting from additional data, including information regarding Medicaid claims experience for comparable products, partially offset by an increase in estimated Medicaid allowances associated with the increase in statutory minimum rebate rates included in recent healthcare legislation. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. If actual future results vary from our estimates, we may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.

Deferred Revenue - Launch Incentive Program

During the third quarter of 2009, certain dialysis organizations purchased Feraheme from us under our Launch Incentive Program. These purchases were made under agreements which provided these customers with an opportunity to purchase Feraheme through September 30, 2009 at discounted pricing and further provided for extended payment terms and expanded rights of return. As a result, in accordance with current accounting guidance which requires that we defer recognition of revenues until we can reasonably estimate returns related to those purchases, we have deferred the recognition of revenues associated with these purchases until our customers report to us that such inventory has been utilized in their operations. Any purchases returned to us will not be recorded as revenue. Accordingly, as of March 31, 2010, we have a remaining balance of $8.3 million in deferred revenues, which represents product purchased under the Launch Incentive Program which remained held by the dialysis organizations at March 31, 2010, net of any applicable discounts and estimated rebates, which are included in our commercial rebate accruals as of March 31, 2010. In addition, we have deferred the related cost of product sales of approximately $0.2 million and recorded such amount as finished goods inventory held by others as of March 31, 2010. Because we are unable to reasonably estimate the amount of inventory that may be returned under this program, if any, we cannot provide any assurance that amounts reported as deferred revenue and associated with this program will be utilized by our customers and thereby recorded by us as product revenues in our future condensed consolidated statements of operations.

License Fee and Other Collaboration Revenues

The terms of product development agreements entered into between us and our collaborative partners may include non-refundable license fees, payments based on the achievement of certain milestones and performance goals and royalties on any product sales derived from those collaborations. We recognize license fee and research and development revenue under collaborative arrangements over the term of the applicable agreements on a straight-line basis or through the application of a proportional performance model where revenue is recognized equal to the lesser of the amount due under the agreements or the amount based on the proportional performance to date. In cases where project costs or other performance metrics are estimable, we recognize nonrefundable payments and fees for the licensing of technology or intellectual property rights over the related performance period or when there are no remaining performance obligations. In cases where project costs or other performance metrics are not estimable but there is an established contract period, revenues are recognized on a straight line basis over the term of the relevant agreement. Nonrefundable payments and fees are recorded as deferred revenue upon receipt and may require deferral of revenue recognition to future periods.

Multiple Element Arrangements

We evaluate revenue from arrangements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in the accounting guidance related to revenue arrangements with multiple deliverables, which provides that an element of a contract can be accounted for separately if the delivered elements have stand-alone value and the fair value of any undelivered elements is determinable. If an element is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, all elements of the arrangement are recognized as revenue over the period of performance for such undelivered items or services.

Concentrations and Significant Customer Information

As of March 31, 2010 we had approximately $163.9 million of our total $212.7 million cash and cash equivalents balance invested in a single institutional money market fund, which is collateralized solely by U.S. Treasury and U.S. government agency securities.

Our operations are located solely within the U.S. We are focused principally on developing, manufacturing and commercializing an IV iron replacement therapeutic agent and novel imaging agents.

We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our revenues for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Metro Medical Supply, Inc.	36%	—
AmerisourceBergen Drug Corporation	29%	—
Guerbet S.A.	< 10%	33%
Covidien, Ltd.	< 10%	13%
Bayer Healthcare Pharmaceuticals	—	54%

Revenues from customers outside of the U.S., principally in Europe, amounted to less than 10.0% and 33.0% of our total revenues for the three months ended March 31, 2010 and 2009, respectively.

Subsequent Events

We did not have any material recognizable subsequent events.

C.               Investments

At March 31, 2010 and December 31, 2009, the combined total of our short- and long-term investments was $69.5 million and $78.6 million, respectively, and consisted of securities classified as trading and available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in debt and equity securities.

The following is a summary of our available-for-sale and trading securities at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$3,485	$54	$—	$3,539
Due in one to three years	305	11	—	316
U.S. treasury and government agency securities
Due in one year or less	4,272	43	—	4,315
Due in one to three years	4,255	87	—	4,342
Auction rate securities - trading
Due in one year or less	—	—	—	—
Due after five years	8,532	—	—	8,532
Total short-term investments	$20,849	$195	$—	$21,044

Long-term investments:
Auction rate securities - available for sale
Due in one year or less	$55,600	$—	$(7,168)	$48,432
Due after five years	—	—	—	—
Total long-term investments	$55,600	$—	$(7,168)	$48,432

Total short and long-term investments	$76,449	$195	$(7,168)	$69,476

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$8,580	$61	$—	$8,641
Due in one to three years	1,117	46	—	1,163
U.S. treasury and government agency securities
Due in one year or less	8,532	136	—	8,668
Due in one to three years	2,521	58	—	2,579
Auction rate securities - trading
Due in one year or less	—	—	—	—
Due after five years	8,527	—	—	8,527
Total short-term investments	$29,277	$301	$—	$29,578

Long-term investments:
Auction rate securities - available for sale
Due in one year or less	$—	$—	$—	$—
Due after five years	56,150	—	(7,137)	49,013
Total long-term investments	$56,150	$—	$(7,137)	$49,013

Total short and long-term investments	$85,427	$301	$(7,137)	$78,591

Auction Rate Securities and UBS Settlement Rights

At March 31, 2010, we held a total of $56.9 million in fair market value of ARS, reflecting a decline in value of approximately $8.0 million compared to the par value of these securities of $64.9 million. Of the $8.0 million decline in value, approximately $7.2 million was considered a temporary impairment and was reported as an unrealized loss in accumulated other comprehensive loss at March 31, 2010. The remaining $0.8 million represented a trading loss associated with our UBS ARS, the recording of which is described below. Of our total ARS, $48.4 million in fair market value are not subject to Settlement Rights and are classified as available-for-sale. The remaining $8.5 million are subject to Settlement Rights and are classified as trading securities. At March 31, 2010, all of our ARS were municipal bonds with an auction reset feature. The substantial majority of our ARS portfolio was rated AAA as of March 31, 2010 by at least one of the major securities rating agencies and was primarily collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. As a result of the lack of observable ARS market activity since that time, we use a discounted cash flow analysis to value these securities as opposed to valuing them at par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. Based upon this methodology, we have estimated the fair value of our ARS subject to Settlement Rights to be $8.5 million at March 31, 2010 and, accordingly, we recorded realized gains of approximately $4,000 during the three months ended March 31, 2010. In addition, based upon this methodology, we have estimated the fair value of our remaining ARS not subject to Settlement Rights to be $48.4 million at March 31, 2010, and have recorded a $7.2 million unrealized loss to accumulated other comprehensive loss as of March 31, 2010. As discussed in greater detail below, for all available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in our condensed consolidated statement of operations as an impairment loss. Regardless of our intent to sell a security, we perform additional analyses on all securities with unrealized losses to evaluate whether there could be a credit loss associated with the security. We did not recognize any credit losses related to our securities during the three months ended March 31, 2010. As of March 31, 2010, all of our ARS continue to pay interest according to their stated terms.

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

Due to our belief that the market for ARS may take in excess of twelve months to fully recover, we have classified our portfolio of ARS not subject to Settlement Rights as long-term investments in our condensed consolidated balance sheet at March 31, 2010. As discussed in greater detail below, we believe that the temporary impairment related to our ARS not subject to Settlement Rights is primarily attributable to the lack of liquidity of these investments, coupled with the ongoing turmoil in the credit and capital markets, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Any future fluctuation in fair value related to our ARS not subject to Settlement Rights that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future unrealized loss is other-than-temporary, we will record a charge to our condensed consolidated statement of operations. In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity, a buyer is found outside the auction process, or the securities mature. For all of our ARS, the underlying maturity date is in excess of one year, and the majority have final maturity dates of 30 to 40 years in the future. We believe we will ultimately be able to liquidate our investments without significant loss prior to the maturity dates noted above primarily due to the collateral securing most of our ARS. However, it could take until final maturity of the ARS to realize our investments’ par value. In addition, as part of our determination of the fair value of our investments, we consider credit ratings provided by independent investment rating agencies as of the valuation date. These ratings are subject to change, and we may be required to adjust our future valuation of these ARS which may adversely affect the value of these investments.

Impairments and Unrealized Gains and Losses on Investments

The following is a summary of the fair value of our investments with unrealized losses that are deemed to be temporarily impaired and their respective gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$48,432	$(7,168)	$48,432	$(7,168)
	$—	$—	$48,432	$(7,168)	$48,432	$(7,168)

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$49,013	$(7,137)	$49,013	$(7,137)
	$—	$—	$49,013	$(7,137)	$49,013	$(7,137)

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

Based upon our evaluation, we did not consider the unrealized losses on our available-for-sale investments at March 31, 2010 and December 31, 2009 to be other-than-temporary impairments. Accordingly, no impairment losses were recognized in our condensed consolidated statement of operations related to available-for-sale securities during the three months ended March 31, 2010.

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

Realized Gains and Losses

Gains and losses are determined on the specific identification method and, accordingly, during the three months ended March 31, 2010 and 2009 we recorded gains of approximately $4,000 and $1.0 million, respectively, to our condensed consolidated statement of operations principally related to our estimated valuation of ARS subject to Settlement Rights. We did not record any realized gains or losses related to the fair value adjustment of our Settlement Rights during the three months ended March 31, 2010. We recorded a realized loss related to the fair value adjustment of our Settlement Rights of $0.9 million to our condensed consolidated statement of operations during the three months ended March 31, 2009.

D.    Accounts Receivable

Our accounts receivable were $15.0 million and $27.4 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, our accounts receivable primarily represented amounts due from wholesalers and distributors to whom we sell Feraheme directly and customers who participated in the Launch Incentive Program. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts. Reserves for other sales related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in our condensed consolidated balance sheet.

Included within our accounts receivable balance at March 31, 2010 are $2.1 million in receivables, which represent amounts due from dialysis organizations to whom we shipped Feraheme under the 2009 Launch Incentive Program. These shipments were made under agreements which provided these customers with an opportunity to purchase Feraheme through September 30, 2009 at discounted pricing and further provided for extended payment terms and expanded rights of return. As of March 31, 2010, we have a remaining balance of $8.3 million in deferred revenues related to product purchased under the Launch Incentive Program which remained held by the dialysis organizations at March 31, 2010, net of any applicable discounts and estimated rebates.

As part of our credit management policy, we perform ongoing credit evaluations of our customers and we have not required collateral from any customer. To date, we have not experienced significant bad debts. Accordingly, we have not established an allowance for doubtful accounts at either March 31, 2010 or December 31, 2009. If the financial condition of any of our significant customers was to deteriorate and result in an impairment of their ability to make payments owed to us, an allowance for doubtful accounts may be required which could have a material affect on earnings in the period of any such adjustment. Customers which represented greater than 10% of our accounts receivable balance at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Metro Medical Supply, Inc.	34%	20%
AmerisourceBergen Drug Corporation	30%	29%
Dialysis Clinics, Inc.	14%	15%
Liberty Dialysis, LLC	—	10%
Satellite Healthcare, Inc.*	—	10%

* During 2009, our Chief Executive Officer was a member of the Board of Directors of Satellite Healthcare, Inc. but resigned from that position during the three months ended March 31, 2010.

E.    Inventories

Our major classes of inventories were as follows at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009

Raw materials	$1,496	$1,584
Work in process	1,678	1,169
Finished goods	8,620	6,326
Finished goods held by others	247	336
Total inventories	$12,041	$9,415

Finished goods inventory held by others primarily relates to inventories held by dialysis organizations to which we have shipped Feraheme under the Launch Incentive Program. Agreements entered into under this program provided certain customers with extended payment terms and expanded rights of return. As a result, in accordance with current accounting and reporting standards related to revenue recognition, we have deferred both the recognition of revenues and the costs of the inventory sold under this program and presented inventories held by others as a separate component of our overall inventory as of March 31, 2010 and December 31, 2009.

Equity-based compensation of $0.2 million was capitalized into inventory for the three months ended March 31, 2010. There was no equity-based compensation capitalized into inventory for the three months ended March 31, 2009.

F.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2010 and December 31, 2009 respectively (in thousands):

	March 31, 2010	December 31, 2009

Land	$360	$360
Buildings and improvements	10,892	10,356
Laboratory and production equipment	6,917	6,839
Furniture and fixtures	4,409	4,345
Construction in process	833	1,294
Total property, plant and equipment	23,411	23,194
Less - accumulated depreciation	(11,347)	(10,777)
Property, plant and equipment, net	$12,064	$12,417

G.   Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three months ended March 31, 2010 we did not recognize any tax expense or benefit due to our continued net operating loss position. For the three months ended March 31, 2009, we recognized a current federal income tax benefit of $0.2 million associated with U.S. research and development tax credits against which we had previously provided a full valuation allowance, but which became refundable as a result of legislation passed in February 2009. Due to the uncertainty surrounding realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

H.   Net Loss per Share

We compute basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period. The following table sets forth the potential common shares issuable upon the exercise of outstanding options and the vesting of restricted stock units (prior to consideration of the treasury stock method), the total of which was excluded from our computation of diluted net loss per share because such options and restricted stock units were anti-dilutive due to a net loss in the relevant periods (in thousands):

	Three Months Ended March 31,
	2010	2009
Options to purchase shares of common stock	2,845	2,671
Shares of common stock issuable upon the vesting of restricted stock units	273	217
Total	3,118	2,888

The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Net loss	$(23,053)	$(26,423)
Weighted average common shares outstanding	19,985	17,021
Net loss per share:
Basic and diluted	$(1.15)	$(1.55)

I.     Equity-Based Compensation

We maintain several equity compensation plans, including our Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, our Amended and Restated 2000 Stock Plan, or the 2000 Plan, and our 2006 Employee Stock Purchase Plan.

2007 Plan

As of March 31, 2010, we have granted options and restricted stock units covering 2,720,575 shares of common stock under our 2007 Plan, of which 321,013 stock options and 10,000 restricted stock units have expired or terminated, and of which 23,766 options have been exercised and 1,250 shares of common stock were issued pursuant to restricted stock units that became fully vested. The number of options and restricted stock units outstanding under this plan as of March 31, 2010 was 2,103,715 and 260,831, respectively. The remaining number of shares available for future grants as of March 31, 2010 was 395,023, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise. All outstanding options granted under our

2007 Plan have an exercise price equal to the closing price of our common stock on the grant date and a ten-year term.

2000 Plan

As of March 31, 2010, we have granted options and restricted stock units covering 2,182,700 shares of common stock under the 2000 Plan, of which 402,825 stock options and 750 restricted stock units have expired or terminated, and of which 994,268 stock options have been exercised and 31,000 shares of common stock were issued pursuant to restricted stock units that became fully vested. The remaining number of shares underlying outstanding options and restricted stock units pursuant to the 2000 Plan as of March 31, 2010 was 741,607 and 12,250, respectively. All outstanding options granted under the 2000 Plan have an exercise price equal to the closing price of our common stock on the grant date. In November 2007, the 2000 Plan was succeeded by our 2007 Plan and, accordingly, no further grants may be made under this plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

Equity-based compensation expense

Equity-based compensation expense, net of amounts capitalized into inventory, was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of product sales	$75	$—
Research and development	1,205	1,095
Selling, general and administrative	3,021	2,407
Total equity-based compensation expense	$4,301	$3,502

Equity-based compensation of $0.2 million was capitalized into inventory for the three months ended March 31, 2010. Capitalized equity-based compensation is recognized into cost of product sales when the related product is sold.

J.    Common Stock Transactions

In January 2010, we sold 3.6 million shares of our common stock, $0.01 par value per share, in an underwritten public offering at a price to the public of $48.25 per share, resulting in gross proceeds of approximately $173.7 million. Net proceeds to us after deducting fees, commissions and other expenses related to the offering were approximately $165.6 million. The shares were issued pursuant to a shelf registration statement on Form S-3 which became effective upon filing.

K.   Commitments and Contingencies

Legal Proceedings

A purported class action complaint was filed on March 18, 2010 in the United States District Court for the District of Massachusetts against us and our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, entitled Silverstrand Investments v. AMAG Pharm., Inc., et.

al., Civil Action No. 1:10-CV-10470-NMG. The complaint alleges that the defendants violated the federal securities laws, specifically Section 11 of the Securities Act of 1933, as amended, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. No trial date has been scheduled. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. We have not recorded an estimated liability associated with this legal proceeding as we do not believe that such a liability is probable or estimable.

We may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the complaint described above, we are not aware of any material claims against us at March 31, 2010.

L.    Collaborative Agreements

On March 31, 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda. Under the Takeda Agreement, we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in Europe, Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey, or collectively, the Licensed Territory. As provided for under the Takeda Agreement, except under limited circumstances, we have retained the right to manufacture Feraheme and, accordingly, are responsible for supply of the product to Takeda. We are also responsible for conducting, and bearing the costs related to, certain predefined clinical studies with the costs of future modifications or additional studies to be allocated between the parties according to an agreed upon cost-sharing mechanism, which provides for a cap on such costs. We will receive a combination of upfront, regulatory approval and performance-based milestone payments, as well as defined payments for supply of the drug product and royalties on net product sales by Takeda in the Licensed Territory. The milestone payments may total over time up to approximately $220.0 million, primarily dependent upon regulatory approvals and the attainment of specified annual sales levels. In accordance with the terms of the Takeda Agreement, in April 2010 we received a $60.0 million upfront payment from Takeda which we have recorded as a receivable from collaboration in our condensed consolidated balance sheet as of March 31, 2010. We will recognize the upfront payment into revenues on a straight-line basis over ten years, which is our best estimate of the period over which we will perform our obligations under the Takeda Agreement. In addition, we are eligible to receive tiered double-digit royalties on net sales of Feraheme in the Licensed Territory. As of March 31, 2010, we have not recognized any significant revenues under the Takeda Agreement. In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements. We are currently evaluating the potential impact of this standard on our condensed consolidated financial statements, specifically with respect to our accounting and disclosures related to the Takeda collaboration.

In 2008, we entered into Collaboration and Exclusive License Agreement, or the 3SBio License Agreement, and a Supply Agreement, or the 3SBio Supply Agreement, with 3SBio Inc., or 3SBio, with respect to the development and commercialization of Feraheme as an IV iron replacement therapeutic agent in China. The 3SBio License Agreement grants 3SBio an exclusive license for an initial term of thirteen years to develop and commercialize Feraheme as a therapeutic agent in China for an initial indication for the treatment of IDA in patients with CKD, and an option to expand into additional therapeutic indications. In consideration of the grant of the license, we received an upfront payment of $1 million, the recognition of which has been deferred and is being recognized under the proportional performance methodology as we supply Feraheme to 3SBio over the thirteen year initial term of the agreement. We are eligible to receive certain other specified milestone payments upon regulatory approval of Feraheme in China for CKD and other indications. We are also entitled to receive tiered royalties of up to 25% based on sales of Feraheme by 3SBio in China. We retained all manufacturing rights for Feraheme. In addition, pursuant to the 3SBio Supply Agreement, 3SBio has agreed to purchase from us, and we have agreed to supply to 3SBio, Feraheme at a predetermined supply price for clinical and commercial use in connection with 3SBio’s development and commercialization obligations described above for so long as the 3SBio License Agreement is in effect. To date we have not provided 3SBio with any product under the 3SBio Supply Agreement.

M.   Recently Issued and Proposed Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, or ASU 2010-09, which amends Accounting Standards Codification, or ASC, 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments in ASU 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. We adopted this guidance as of its issuance date and because this guidance only amends required disclosures in our condensed consolidated financial statements, it did not have an effect upon our financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements, or ASU 2010-06, which also amends ASC 820. ASU 2010-06 requires additional disclosure related to transfers in and out of Levels 1 and 2 and the activity in Level 3. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, this guidance requires a reporting entity to present separately information about purchases, sales issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This accounting standard was effective for interim and annual reporting periods beginning after December 31, 2009 other than for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures will be effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. We adopted all provisions of this pronouncement, except for those related to the disclosure of disaggregated Level 3 activity, during the first quarter of 2010 and because this guidance only amends required disclosures in our condensed consolidated financial statements, it did not have an effect upon our financial position or results of operations. We do not expect the adoption of the remaining provisions of this amendment to have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included within Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The consensus to EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables, or EITF 08-1, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively to January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. We are currently evaluating the potential impact of this standard on our condensed consolidated financial statements, specifically with respect to our accounting and disclosures related to the Takeda collaboration.

In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets, or ASU 2009-16. ASU 2009-16 relates to the accounting and disclosure requirements related to the servicing and transfer of financial assets. ASU 2009-16 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for de-recognizing financial assets, and requires additional disclosures. This amendment is effective for fiscal years beginning after November 15, 2009. We adopted this pronouncement during the first quarter of 2010 which did not have a significant impact on our condensed consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17. ASU 2009-17 relates to the accounting and disclosure requirements related to the consolidation of variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The reporting entity will be required to provide additional disclosures about its involvement and will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009. We adopted this pronouncement during the first quarter of 2010 which did not have a significant impact on our condensed consolidated financial statements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Examples of forward-looking statements contained in this report include statements regarding the following: our expectations regarding our intended development and commercialization of

Feraheme® (ferumoxytol) Injection, our expectations regarding the success of our collaboration with Takeda Pharmaceutical Company Limited, the expected timing of the filing of our Marketing Authorization Application for Feraheme with the European Medicines Agency, our plan to conduct four pediatric studies and the expected timing and design of these studies, our plan to conduct and the intended timing and design of our planned global studies of Feraheme for the treatment of iron deficiency anemia in a broad range of patients, our plan to complete our Phase II study of Feraheme in vascular-enhanced magnetic resonance imaging later in 2010, our statement that our partner in China, 3SBio Inc., plans to conduct a Feraheme clinical study in China, our expectation that sales of GastroMARK will not change materially, our expectation regarding our future revenues, including expected Feraheme, Takeda Pharmaceutical Company Limited and 3SBio Inc. revenues and our expectation to partly fund our future operations with Feraheme revenues, our expectation that our reserves as a percentage of gross sales will increase during the remainder of 2010, our expectation regarding milestone payments we may receive from Takeda Pharmaceutical Company Limited, our expectation that during 2010 and into the future our net sales as a percentage of gross sales will be negatively affected as a result of recently enacted healthcare legislation, our expectation that our costs of product sales will increase, our expectation regarding our research and development expenses for the remainder of 2010, our expectations regarding the amount of external expenses and the timing of our planned research and development projects, our expectation regarding  our selling, general and administrative expenses for the remainder of 2010, our expectation regarding our dividend and interest income, our expectations regarding our short- and long-term liquidity and capital requirements and our ability to finance our operations, our expectation regarding our future cash flows, our belief that the decline in the value of our auction rate securities not subject to settlement right agreements is temporary and that we will ultimately be able to liquidate these investments without significant loss, our intention to sell our auction rate securities subject to settlement right agreements to UBS AG, our belief that the allegations asserted against us in the class action lawsuit are without merit, and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of the factors discussed in this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the United States Securities and Exchange Commission to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a biopharmaceutical company that utilizes our proprietary technology for the development and commercialization of a therapeutic iron compound to treat iron deficiency anemia, or IDA, and novel imaging agents to aid in the diagnosis of cancer and cardiovascular disease. We currently manufacture and sell two approved products, Feraheme® (ferumoxytol) Injection for intravenous, or IV, use and GastroMARK®.

On June 30, 2009, Feraheme was approved for marketing in the U.S. by the U.S. Food and Drug Administration, or the FDA, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with chronic kidney disease, or CKD. We market and sell Feraheme through our own commercial organization, including a specialized sales force and account management and reimbursement teams. We sell Feraheme primarily to authorized wholesalers and specialty distributors and began commercial sale of Feraheme in the U.S. in July 2009.

For the three months ended March 31, 2010, we recognized net product sales of Feraheme of $13.1 million, including approximately $2.2 million of previously deferred product revenues. During the third quarter of 2009, shortly after the launch of Feraheme, we implemented a Launch Incentive Program under which certain dialysis organizations purchased Feraheme directly from us. This program provided certain customers with, among other things, discounted pricing and expanded rights of return. As a result, we deferred revenues associated with this program which we recognize as revenues as the participating organizations utilize their Feraheme inventory.

In December 2009, we submitted draft protocols for two proposed clinical trials to meet our FDA post-approval Pediatric Research Equity Act requirement to support pediatric labeling of Feraheme. In 2010, we intend to initiate these two randomized, active controlled pediatric studies in children with CKD and IDA. One study will be in dialysis dependent CKD patients, and the other will be in CKD patients not on dialysis. Each study will assess the safety and efficacy of Feraheme treatment as compared to oral iron in approximately 144 children.

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

On March 31, 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda. Under the Takeda Agreement, we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in Europe, Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey, or collectively, the Licensed Territory. Under the Takeda Agreement we are initially responsible for the regulatory application for Feraheme in the EU, Switzerland and Canada with Takeda responsible for registrational filings in all other regions covered by the agreement.

In connection with our responsibilities under the Takeda Agreement, we expect to file a Marketing Authorization Application, or MAA, in mid-2010 for Feraheme for the treatment of IDA in CKD patients with the European Medicines Agency, or EMA. In the fourth quarter of 2009, we received approval from the EMA for our Pediatric Investigation Plan, which is a prerequisite for the submission of our Feraheme MAA. Our Pediatric Investigation Plan includes the two pediatric studies required to meet our Pediatric Research Equity Act requirement and two additional pediatric studies requested by the EMA. To further support our MAA, we have initiated a global, randomized, Phase IV multi-center, active controlled trial with approximately 150 adult CKD patients both on dialysis and not on dialysis. This study will assess the safety and efficacy of two doses of 510 milligrams each of Feraheme compared to a total dose of 1,000 milligrams of an IV iron sucrose product.

In addition, as part of our obligation under the Takeda Agreement, we are planning to advance our Feraheme clinical development program in adult patients with CKD by initiating a Phase IV multi-center clinical trial. This study will assess the safety and efficacy of repeat, episodic Feraheme administration for the treatment of persistent or recurrent IDA over a 12 month period. Subjects will receive an initial course of two doses of 510 milligrams each of Feraheme, and will receive subsequent courses of two doses of 510 milligrams of Feraheme whenever they meet treatment criteria. The study is expected to enroll a total of approximately 300 CKD patients with IDA including patients on dialysis (hemodialysis or peritoneal dialysis) and those not on dialysis, including post-kidney transplant recipients.

In December 2009, we filed a New Drug Submission for Feraheme to treat IDA in patients with CKD with the Therapeutic Products Directorate of Health Canada, the federal authority that regulates pharmaceutical drugs and medical devices for human use in Canada. This filing has been accepted and is currently under review. In addition, in December 2009, our partner in China, 3SBio Inc., or 3SBio, filed an application with the Chinese State Food and Drug Administration, or the SFDA, to obtain approval to begin a registrational clinical trial necessary to file for marketing approval in China. Once approved by the SFDA, 3SBio plans to commence a multi-center randomized efficacy and safety study in China involving approximately 200 CKD patients.

In addition to its use for the treatment of IDA, Feraheme may also be useful as a vascular enhancing agent in magnetic resonance imaging, or MRI. The FDA has granted Fast Track designation to Feraheme with respect to its development as a diagnostic agent for vascular-enhanced MRI for the assessment of peripheral arterial disease, or PAD, in patients with known or suspected CKD. We have enrolled over 90% of our 108 patient Phase II study of Feraheme in vascular-enhanced MRI for the detection of clinically significant arterial stenosis or occlusion, or the narrowing or blocking of arteries. We plan to complete the Phase II study later this year and will assess next steps for development based on the Phase II data.

GastroMARK, our oral contrast agent used for delineating the bowel in MRI, is approved and marketed in the U.S., Europe, and other countries through our marketing partners. Sales of GastroMARK by our marketing partners have been at their current levels for the last several years, and we do not expect sales of GastroMARK to change materially.

In the past, we have devoted substantially all of our resources to our research and development programs and, more recently, we have also incurred substantial costs related to the commercialization of Feraheme. Prior to the commercial launch of Feraheme, we financed our operations primarily from the sale of our equity securities, cash generated by our investing activities, and payments from our strategic partners. At March 31, 2010, our accumulated deficit was approximately $304.7 million. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an iron replacement therapeutic in CKD patients in the U.S. and to further develop Feraheme for additional indications and in additional countries outside of the U.S. In the second half of 2009, we began to derive revenues from product sales of Feraheme. We currently expect to fund our future operations in part from the sale of Feraheme in addition to the sale of our equity securities, cash generated by our investing activities, and payments from our strategic partners.

In January 2010, we sold 3.6 million shares of our common stock, $0.01 par value per share, in an underwritten public offering at a price to the public of $48.25 per share, resulting in gross proceeds of approximately $173.7 million. Net proceeds to us after deducting fees, commissions and other expenses related to the offering were approximately $165.6 million. The shares were issued pursuant to a shelf registration statement on Form S-3 which became effective upon filing.

Results of Operations for the Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

Revenues

Total revenues were $13.3 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively, representing an increase of approximately $12.3 million, or greater than 100%. The increase in revenues was primarily due to product sales of Feraheme following its FDA approval and commercial launch in mid-2009.

The following table sets forth customers who represented 10% or more of our revenues for the three months ended March 31, 2010 and 2009. No other company accounted for more than 10% of our total revenues for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Metro Medical Supply, Inc.	36%	—
AmerisourceBergen Drug Corporation	29%	—
Guerbet S.A.	< 10%	33%
Covidien, Ltd.	< 10%	13%
Bayer Healthcare Pharmaceuticals	—	54%

Our revenues for the three months ended March 31, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Product sales, net	$13,295	$393	$12,902	>100%
License fees	—	516	(516)	-100%
Royalties	11	47	(36)	-77%
Total	$13,306	$956	$12,350	>100%

Net Product Sales

Net product sales for the three months ended March 31, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Feraheme	$13,056	$—	$13,056	N/A
GastroMARK	239	393	(154)	-39%
Total	$13,295	$393	$12,902	>100%

The $12.9 million, or greater than 100%, increase in net product sales was primarily due to the FDA approval and subsequent U.S. commercial launch of Feraheme in mid-2009. Included in Feraheme product sales is $2.2 million of product sales related to previously deferred revenues recorded under our Launch Incentive Program.

Our product sales may fluctuate from period to period as a result of factors such as wholesaler demand forecasts and buying decisions as well as end user demand, which can create uneven purchasing patterns by our customers. Our product sales may also fluctuate as the result of changes or adjustments to our reserves or changes in government or customer rebates. For example, in March 2010, U.S. healthcare reform legislation was enacted which contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010, including the following:

•      an increase in the minimum statutory Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1%;

•      an extension of the Medicaid rebate to drugs dispensed to Medicaid beneficiaries enrolled with managed care organizations; and

•      an expansion of the 340(B) Public Health Services drug pricing program, which provides drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers in an outpatient setting.

Beginning in 2011, we may incur our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon Feraheme’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs) made during the previous year. The aggregated industry wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. For example, determinations as to how the annual fee on branded prescription drugs will be calculated and allocated remain to be clarified, though, as noted above, this provision will not be effective until 2011.

We expect that during 2010 and into the future, our net sales as a percentage of gross sales will be negatively affected as a result of certain aspects of the recently enacted healthcare legislation, specifically, the increase in the minimum Medicaid rebates and the expansion to whom the rebates may potentially apply. It is possible that the effect of this legislation could further adversely impact our future revenues, however, we are still assessing the full extent of this legislation’s future impact on our business.

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

•                  the sales price charged is fixed or determinable; and

•                  collection is reasonably assured.

We record product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organization, or GPO, fees, and product returns as a reduction of revenue in our condensed consolidated statement of operations at the time product sales are recorded. Calculating these gross-to-net sales adjustments involves estimates and judgments based primarily on actual Feraheme sales data, forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others, and other market research. In addition, we also monitor our distribution channel to determine the level of additional allowances or accruals required based on inventory in our sales channel. There were no product sales allowances or accruals for the three months ended March 31, 2009. For further details related to our revenue recognition and related sales allowances policy refer to our critical accounting policies included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009.

An analysis of our product sales allowances and accruals for the three months ended March 31, 2010 is as follows (in thousands):

March 31, 2010
Product sales allowances and accruals:
Discounts and chargebacks	$742
Government and other rebates	3,001
Returns	244
Total product sales allowances and accruals	$3,987

Total net product sales	$13,295

Total gross product sales	$17,282

Total product sales allowances and accruals as a percent of total gross product sales	23%

An analysis of the amount of, and change in, reserves for the three months ended March 31, 2010 is as follows (in thousands):

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2010	$499	$5,194	$463	$6,156
Current provisions relating to sales in current year	742	3,284	294	4,320
Other provisions relating to deferred revenue	—	(383)	—	(383)
Adjustments relating to sales in prior year	—	(283)	(50)	(333)
Payments/returns relating to sales in current year	(158)	(34)	—	(192)
Payments/returns relating to sales in prior year	(495)	(2,105)	—	(2,600)
Balance at March 31, 2010	$588	$5,673	$707	$6,968

Product sales allowances and accruals are primarily comprised of both direct and indirect fees, discounts and rebates. Direct fees, discounts and rebates are contractual fees and price adjustments payable to wholesalers, specialty distributors and other customers that purchase products directly from us. Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as certain dialysis organizations, physicians, clinics, hospitals, and GPOs that typically do not purchase products directly from us but rather from wholesalers and specialty distributors. In accordance with guidance related to accounting for fees and consideration given by a vendor to a customer (including a reseller of a vendor’s products), these fees, discounts and rebates are presumed to be a reduction of the selling price of Feraheme. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities. Allowances and accruals are generally recorded in the same period that the related revenue is recognized and are estimated using either historical, actual and/or other data, including estimated patient usage, applicable contractual rebate rates, contract performance by the benefit providers, other current contractual and statutory requirements, historical market data based upon experience of other similar products to Feraheme, specific known market events and trends such as competitive pricing and new product introductions and current and forecasted customer buying patterns and inventory levels, including the shelf life of our products. As part of this evaluation, we also review changes to federal legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends. Reserve estimates are evaluated quarterly and may require adjustments to better align our estimates with actual results. During the three months ended March 31, 2010, our allowances for government and other rebates reflected a reduction in prior year Medicaid allowances which was primarily the result of a reduction in our estimates of Medicaid utilization across Feraheme customer classes resulting from additional data, including information regarding Medicaid claims experience for comparable products. This reduction was partially offset by an increase in estimated Medicaid allowances associated with the increase in statutory minimum rebate rates included in the legislation described above. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. If actual future results vary from our estimates, we may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.

There are several factors that make it difficult to predict future changes in our sales allowances and accruals as a percentage of gross product sales including, but not limited to, the following:

•                  variations in, and the success of, fee, rebate and discount structures implemented in our efforts to increase adoption of Feraheme;

•                  variations in our future customer mix;

•                  changes in legislation, such as the healthcare legislation discussed above;

•                  the percentage of total revenues in each period which are the result of utilization by customers who purchased Feraheme directly from us at the discounted pricing under our Launch Incentive Program; and

•                  adjustments and refinements to prior estimates and assumptions.

Overall, we expect that our reserves as a percent of gross sales will increase during the remainder of 2010 due primarily to our efforts to increase adoption and utilization of Feraheme, the increase in statutory minimum rebate rates noted above as well as customer mix assumptions, which will negatively affect our future net product sales.

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

Deferred Revenue - Launch Incentive Program

During the third quarter of 2009 certain dialysis organizations purchased Feraheme from us under our Launch Incentive Program. These purchases were made under agreements which provided these customers with an opportunity to purchase Feraheme through September 30, 2009 at discounted pricing and further provided for extended payment terms and expanded rights of return. As a result, in accordance with current accounting guidance which requires that we defer recognition of revenues until we can reasonably estimate returns related to those purchases, we have deferred the recognition of revenues associated with these purchases until our customers report to us that such inventory has been utilized in their operations. Any purchases returned to us will not be recorded as revenue. Accordingly, as of March 31, 2010, we have a remaining balance of $8.3 million in deferred revenues, which represents product purchased under the Launch Incentive Program which remained held by the dialysis organizations at March 31, 2010, net of any applicable discounts and estimated rebates, which are included in our commercial rebate accruals as of March 31, 2010. In addition, we have deferred the related cost of product sales of approximately $0.2 million and recorded such amount as finished goods inventory held by others as of March 31, 2010. Because we are unable to reasonably estimate the amount of inventory that may be returned under this program, if any, we cannot provide any assurance that amounts reported as deferred revenue and associated with this program will be utilized by our customers and thereby recorded by us as product revenues in our future condensed consolidated statements of operations.

License Fee and Other Collaboration Revenues

There were no license fee revenues for the three months ended March 31, 2010. The $0.5 million license fee revenues for the three months ended March 31, 2009 consisted solely of deferred revenues that were being amortized in connection with our agreements with Bayer Healthcare Pharmaceuticals, or Bayer, which were terminated in November 2008. In 1995, we entered into a License and Marketing Agreement and a Supply Agreement, or the Bayer Agreements, granting Bayer a product license and exclusive marketing rights to Feridex I.V.® in the U.S. and Canada. In connection with our decision to cease manufacturing Feridex I.V., the Bayer Agreements were terminated in November 2008 by mutual agreement. Prior to the termination of the Bayer Agreements, we accounted for the revenues associated with the Bayer Agreements on a straight line basis over their 15 year contract term. Pursuant to the termination agreement, Bayer continued to sell any remaining Feridex I.V. inventory in its possession through April 1, 2009. As a result of the termination of these agreements, during the three months ended March 31, 2009 we recognized the remaining $0.5 million of deferred revenues under the Bayer Agreements. No further significant obligation exists by either party.

On March 31, 2010, we entered into the Takeda Agreement. Under the Takeda Agreement, we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in the Licensed Territory. As provided for under the Takeda Agreement, except under limited circumstances, we have retained the right to manufacture Feraheme and, accordingly, are responsible for supply of the product to Takeda. We are also responsible for conducting, and bearing the costs related to, certain predefined clinical studies with the costs of future modifications or additional studies to be allocated between the parties according to an agreed upon cost-sharing mechanism, which provides for a cap on such costs. We will receive a combination of upfront, regulatory approval and performance-based milestone payments, as well as defined payments for supply of the drug product and royalties on net product sales by Takeda in the Licensed Territory. The milestone payments may total over time up to approximately $220.0 million, primarily dependent upon regulatory approvals and the attainment of specified annual sales levels. In accordance with the terms of the Takeda Agreement, in April 2010 we received a $60.0 million upfront payment from Takeda which we will recognize into revenues on a straight-line basis over ten years, which is our best estimate of the period over which we will perform our obligations under the Takeda Agreement. In addition, we are eligible to receive tiered double-digit royalties on net sales of Feraheme in the Licensed Territory. As of March 31, 2010, we have not recognized any significant revenues under the Takeda Agreement and have recorded $6.0 million as short-term deferred revenue representing the amount of fees that will be amortized into revenues over the next twelve months. In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements. We are currently evaluating the potential impact of this standard on our condensed consolidated financial statements, specifically with respect to our accounting and disclosures related to the Takeda collaboration.

In May 2008, we entered into a Collaboration and Exclusive License Agreement with 3SBio with respect to the development and commercialization of Feraheme as an IV iron replacement therapeutic agent in China. In consideration of the grant of the license, we received an upfront payment of $1 million, the recognition of which has been deferred and is being recognized under the proportional performance methodology as we supply Feraheme to 3SBio over the thirteen year initial term of the agreement. We do not expect license revenues under our agreement with 3SBio to be significant in 2010.

Costs and Expenses

Cost of Product Sales

We incurred costs of $1.0 million and less than $0.1 million associated with product sales, or 8% and 16% of net product sales, during the three months ended March 31, 2010 and 2009, respectively. Our cost of product sales for the three months ended March 31, 2010 was comprised primarily of manufacturing costs associated with Feraheme. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of Feraheme sold during the three months ended March 31, 2010 were expensed prior to the June 2009 FDA approval, and therefore are not included in the cost of product sales during this period. We continue to hold Feraheme inventory that has been previously expensed, and once such inventory has been fully depleted, we expect our cost of product sales as a percentage of net product sales will increase, reflecting the full manufacturing cost of our inventory. We cannot predict when such previously expensed materials will be exhausted, as this will be dependent on the timing and magnitude of Feraheme sales in the U.S. We also anticipate that costs of product sales will increase as sales volume increases.

In addition, as of March 31, 2010, we deferred approximately $0.2 million of costs associated with product sales made under our Launch Incentive Program. These costs have been recorded as finished goods inventory held by others on our condensed consolidated balance sheet as of March 31, 2010. We recognize the cost of product sold under the Launch Incentive Program as, and to the extent that, inventory is utilized by our customers.

Research and Development Expenses

Research and development expenses include external expenses, such as costs of clinical trials, contract research and development expenses, certain manufacturing research and development costs, consulting and professional fees and expenses, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of product needed to support research and development efforts, related costs of facilities, and other general costs related to research and development. As discussed below, where possible, we track our external costs by major project. To the extent that external costs are not attributable to a specific project or activity, they are included in other external costs. Prior to the June 2009 regulatory approval of Feraheme, costs associated with manufacturing process development and the manufacture of the drug product were recorded as research and development expenses. Subsequent to FDA approval, costs associated with the manufacture of Feraheme to be made commercially available in the U.S. are capitalized.

Research and development expenses for the three months ended March 31, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA regardless of the underlying cause	$1,894	$—	$1,894	N/A
Feraheme to treat IDA in CKD patients	1,989	—	1,989	N/A
Feraheme as a therapeutic agent in AUB patients	—	1,287	(1,287)	-100%
Feraheme as a therapeutic agent, general	293	1,425	(1,132)	-79%
Feraheme as an imaging agent in PAD patients	582	323	259	80%
Feraheme manufacturing and materials	1,637	1,154	483	42%
Other external costs	327	216	111	51%
Total	$6,722	$4,405	$2,317	53%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	4,441	5,572	(1,131)	-20%
Equity-based compensation expense	1,205	1,095	110	10%
Total	$5,646	$6,667	$(1,021)	-15%

Total Research and Development Expenses	$12,368	$11,072	$1,296	12%

Total research and development expenses incurred in the three months ended March 31, 2010 amounted to $12.4 million, an increase of $1.3 million, or 12%, from the three months ended March 31, 2009. The $1.3 million increase reflects the costs incurred as we prepared and initiated new clinical trials and increased spending on ongoing clinical trials. The increase in total research and development expenses was partially offset by a reduction in costs associated with our then planned AUB trial,  a reduction in expense related to the manufacture of Feraheme prior to approval for commercial sale, and a reduction in pre-approval costs incurred in the first quarter of 2009 to ready our manufacturing capabilities at our Cambridge, Massachusetts manufacturing facility.

Our external research and development expenses increased by $2.3 million, or 53%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase in our external expenses was due primarily to costs incurred as we began preparations for our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause, which we plan to initiate in mid-2010, costs associated with the initiation of a global clinical study to support our MAA in Europe for the treatment of IDA in CKD patients, costs incurred as we progressed our Phase II study of Feraheme as a diagnostic agent for vascular-enhanced MRI for the assessment of PAD, and costs associated with research and development for new manufacturing processes. These increased external research and development expenses were partially offset by a reduction of costs associated with our AUB trial, which was discontinued in 2009, a reduction in costs incurred in connection with our efforts to address the manufacturing observations noted by the FDA during a 2008 inspection of our Cambridge, Massachusetts manufacturing facility and the capitalization to inventory of certain external Feraheme manufacturing and materials costs incurred post FDA approval.

Our internal research and development expenses decreased by $1.0 million, or 15%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease in internal costs was due primarily to the allocation of internal manufacturing costs to inventory in the three months ended March 31, 2010, whereas such costs were expensed in the three months ended March 31, 2009 because Feraheme had not been approved for sale by the FDA. At March 31, 2010, we had 57 full-time equivalents, or FTEs, in research and development as compared to 94 FTEs at March 31, 2009, a decrease of 39% due primarily to the reallocation of manufacturing personnel out of research and development following FDA approval of Feraheme in June 2009. The $0.1 million increase in equity-based compensation expense was primarily attributable to increased equity awards to both new and existing employees.

We expect research and development expenses to increase as compared to current levels for the remainder of 2010 primarily as a result of our continued advancement and the initiation of our clinical development programs, including studies and activities required under the Takeda Agreement, as well as other research and development related functions and activities in support of Feraheme. Factors which will impact 2010 research and development expenses include the timing of initiation and pace of enrollment of our pediatric studies of Feraheme, our trial of Feraheme to support our MAA filing with the EMA, our safety and efficacy trial of repeat, episodic Feraheme administration for the treatment of persistent or recurrent IDA, and the design, timing and pace of enrollment of our other clinical trials of Feraheme, including our planned development program for Feraheme in a broad range of patients with IDA.

We do not track our internal costs by project since our research and development personnel work on a number of projects concurrently and much of our fixed costs benefit multiple projects or our operations in general. We track our external costs on a major project by major project basis, in most cases through the later of the completion of the last trial in the project or the last submission of a regulatory filing to the FDA or applicable foreign regulatory body. We have commenced or anticipate commencing the following two major research and development projects during 2010:

•                  Feraheme to treat IDA regardless of the underlying cause. This project currently includes: (1) a Phase III clinical study evaluating Feraheme treatment compared to treatment with placebo; (2) a second Phase III clinical study evaluating Feraheme treatment compared to treatment with another IV iron; and (3) an extension study.

•                  Feraheme to treat IDA in CKD patients. This project includes: (1) a clinical study currently underway evaluating Feraheme treatment compared to treatment with another IV iron which will support our planned CKD MAA; (2) two pediatric studies to be conducted as part of our Phase IV Pediatric Research Equity Act requirement to support pediatric CKD labeling of Feraheme; (3) two additional pediatric studies in accordance with our approved Pediatric Investigation Plan to support our planned CKD MAA; and (4) a Phase IV multi-center clinical trial assessing the safety and efficacy of repeat, episodic Feraheme administration for the treatment of persistent or recurrent IDA over a 12 month period.

During the three months ended March 31, 2010, we incurred aggregate external research and development expenses of approximately $1.9 million related to the development of Feraheme to treat IDA regardless of the underlying cause. We currently estimate that the total external costs associated with the efforts needed to complete this development project will be in the range of approximately $55.0 to $65.0 million over the next several years. This represents a decrease of approximately $15.0 million from our expected range at December 31, 2009, which reflects the finalization of clinical study contracts with third-parties as well as actual expenses incurred during the three months ended March 31, 2010 in connection with this project.

During the three months ended March 31, 2010, we incurred aggregate external research and development expenses of approximately $2.0 million related to the development of Feraheme to treat IDA in CKD patients. We currently estimate that the external costs associated with this development project will be in the range of approximately $45.0 to $55.0 million over the next several years. This represents an increase of approximately $15.0 million from our expected range at December 31, 2009, which primarily reflects the addition of a Phase IV multi-center clinical trial assessing the safety and efficacy of repeat, episodic Feraheme administration for the treatment of persistent or recurrent IDA over a 12 month period partially offset by actual expenses incurred during the three months ended March 31, 2010 in connection with this project.

Conducting clinical trials involves a number of uncertainties, many of which are out of our control. Our estimates of external costs associated with our research and development projects could therefore vary from our current estimates for a variety of reasons including but not limited to the following: significant delays in our clinical trials due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, inadequate performance or errors by third-party service providers, any deficiencies in the design or oversight of these studies by us, the need to conduct additional clinical trials or a delay in the submission of any applicable regulatory filing.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include costs related to our commercial personnel, including our specialized sales force, medical education professionals, and other commercial support personnel, administrative personnel costs, external and facilities costs required to support the marketing and sale of Feraheme and other costs associated with our corporate-related activities.

Selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Compensation, payroll taxes and benefits	$10,052	$8,421	$1,631	19%
Professional and consulting fees and other expenses	10,383	6,922	3,461	50%
Equity-based compensation expense	3,021	2,407	614	26%
Total	$23,456	$17,750	$5,706	32%

The $5.7 million, or 32%, increase in selling, general and administrative expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was due primarily to increased costs associated with the expansion of our commercial operations function and our general administrative infrastructure to support our growth as a commercial entity, including compensation and benefits costs related to increased headcount and increased advertising and promotion costs associated with the July 2009 U.S. commercial launch of Feraheme. In addition, during the three months ended March 31, 2010 we incurred legal and other consulting and professional fees in connection with our collaboration with Takeda. At March 31, 2010 we had 179 employees in our selling, general and administrative departments as compared to 171 employees at March 31, 2009, a 5% increase. The $0.6 million increase in equity-based compensation expense was due primarily to increased equity awards to both new and existing employees.

We expect selling, general and administrative expenses to remain generally consistent with current levels for the remainder of 2010 as we continue our U.S. commercialization efforts related to Feraheme, execute our marketing and promotional programs, and maintain our commercial and administrative infrastructure to support the commercialization of Feraheme.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Interest and dividend income, net	$471	$1,256	$(785)	-63%
Gains on investments, net	4	992	(988)	-100%
Fair value adjustment of settlement rights	—	(923)	923	-100%
Total	$475	$1,325	$(850)	-64%

Other income (expense) for the three months ended March 31, 2010 decreased by $0.9 million, or 64%, as compared to the three months ended March 31, 2009. The $0.9 million decrease was primarily attributable to a $0.8 million decrease in interest and dividend income as the result of lower interest rates in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

In November 2008, we elected to participate in a rights offering by UBS AG, or UBS, one of our securities brokers, which provided us with the right to sell to UBS $9.3 million in par value of our auction rate securities, or ARS, at par value, at any time during a two-year sale period beginning June 30, 2010, or the Settlement Rights. As a result of the lack of either quoted market prices or other observable market data, we estimate the value of our ARS and Settlement Rights using discounted cash flow analyses using Level 3 inputs as defined by the accounting guidance related to fair value measurements. We elected the fair value option with respect to the Settlement Rights in accordance with current accounting guidance related to the fair value option for financial assets and financial liabilities. We have recorded an asset equal to our estimated fair value of the Settlement Rights of approximately $0.8 million in our condensed consolidated balance sheet as of both March 31, 2010 and December 31, 2009, representing no change to the estimated fair value of our Settlement Rights from the estimated fair value at December 31, 2009. In addition, with the opportunity provided by the Settlement Rights, we have designated the ARS subject to the Settlement Rights with a par value of $9.3 million and an estimated fair value of $8.5 million as of March 31, 2010 as trading securities. Accordingly, as of March 31, 2010, we have adjusted our estimated value of these trading securities by $4,000 from the estimated value at December 31, 2009, which we have recorded as a gain on investments in other income (expense) in our condensed consolidated statement of operations.

We expect interest and dividend income to increase for the remainder of 2010 as a result of the investment of excess cash balances, principally as the result of our January 2010 sale of 3.6 million shares of our common stock at a public offering price of $48.25 per share and which resulted in net proceeds to us of approximately $165.6 million.

Income Tax Benefit

During the three months ended March 31, 2010 we recognized no tax expense or benefit due to our continued net operating loss position as compared to a $0.2 million tax benefit recognized during the three months ended March 31, 2009 associated with U.S. research and development tax credits against which we had previously provided a valuation allowance, but which became refundable as a result of legislation passed in February 2009.

Net Loss

For the reasons stated above, we incurred a net loss of $23.1 million, or $1.15 per basic and diluted share, for the three months ended March 31, 2010 as compared to a net loss of $26.4 million, or $1.55 per basic and diluted share, for the three months ended March 31, 2009.

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

•                  Our ability to achieve the various milestones and receive the associated payments under the Takeda Agreement;

•                  Costs associated with the U.S. commercialization of Feraheme, including costs associated with maintaining our commercial infrastructure, executing our promotional and marketing strategy for Feraheme and conducting post-marketing clinical studies;

•                  Costs associated with our development of additional indications for Feraheme in the U.S.;

•                  Costs associated with our pursuit of approval for Feraheme as an IV iron replacement therapeutic agent outside of the U.S.;

•                  Costs associated with commercial-scale manufacturing of Feraheme, including costs of raw materials and costs associated with maintaining commercial inventory and qualifying additional manufacturing capacities and second source suppliers;

•                  Costs associated with potential business development and in-licensing activities;

•                  Our ability to liquidate our investments in ARS, in a timely manner and without significant loss;

•                  The impact of the current state of the credit and capital markets upon the investments in our portfolio;

•                  Our ability to maintain successful collaborations with our partners and/or to enter into additional alternative strategic relationships, if necessary; and

•                  Our ability to raise additional capital on terms and within a timeframe acceptable to us, if necessary.

As of March 31, 2010, our investments consisted of corporate debt securities, U.S. treasury and government agency securities, and ARS. We place our cash and investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

Cash and cash equivalents and investments at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009	$ Change	% Change
Cash and cash equivalents	$212,747	$50,126	$162,621	>100%
Short-term investments	21,044	29,578	(8,534)	-29%
Long-term investments	48,432	49,013	(581)	-1%
Total cash, cash equivalents and investments	$282,223	$128,717	$153,506	119%

The increase in cash and cash equivalents and investments as of March 31, 2010 as compared to December 31, 2009 is primarily the result of net proceeds of $165.6 million from our January 2010 public offering, cash received from Feraheme sales and interest income partially offset by cash used in operations.

As of March 31, 2010, we believe that our cash, cash equivalents, and short-term investments, combined with the $60 million we received in April 2010 as an upfront payment pursuant to the Takeda Agreement, and the cash we currently expect to receive from sales of Feraheme and earnings on our investments, will be sufficient to satisfy our future cash flow needs for at least the next twelve months, including projected operating expenses related to our ongoing development and commercialization programs for Feraheme.

The ongoing uncertainty in the global financial markets has had an adverse impact on financial market activities world-wide, resulting in, among other things, volatility in security prices, diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Although we invest our excess cash in investment grade securities, there can be no assurance that changing circumstances will not affect our future financial position, results of operations or liquidity.

Cash flows from operating activities

During the three months ended March 31, 2010, our use of $12.4 million of cash in operations was due principally to our net loss of approximately $23.1 million adjusted for the following:

•                  Approximately $10.0 million received in connection with sales deferred under our Launch Incentive Program;

•                  Additional costs of $2.5 million capitalized to inventory as of March 31, 2010;

•                  A decrease of $2.4 million in accounts receivable, excluding sales deferred under our Launch Incentive Program;

•                  A decrease of $2.7 million in accounts payable and accrued expenses, including an increase of $0.7 million of reserves for commercial discounts and rebates;

•                  Non-cash operating items of $4.9 million including equity-based compensation expense, depreciation and amortization, income tax benefit, and other non-cash items; and

•                  Changes in other operating assets and liabilities of $1.4 million, which reflect timing differences between the receipt and payment of cash associated with certain transactions and when such transactions are recognized in our results of operations.

Our net loss for the three months ended March 31, 2010 was primarily the result of commercialization costs, including advertising and promotion costs, compensation and other expenses, research and development costs, including clinical trials, and general and administrative costs partially offset by net product revenues.

Cash flows from investing activities

Cash provided by investing activities was $8.7 million during the three months ended March 31, 2010 and was primarily attributable to net proceeds from the sales and maturities of our investments.

Cash flows from financing activities

Cash provided by financing activities was $166.3 million during the three months ended March 31, 2010. In January 2010, we sold 3.6 million shares of our common stock at a public offering price of $48.25 per share and which resulted in net proceeds to us of approximately $165.6 million.

Contractual Obligations

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2009. Other than as described below, there have been no significant changes in our contractual obligations since December 31, 2009.

On March 31, 2010, we entered into the Takeda Agreement. Under the Takeda Agreement, we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in the Licensed Territory. As provided for under the Takeda Agreement, except under limited circumstances, we have retained the right to manufacture Feraheme and, accordingly, are responsible for supply of the product to Takeda. We are also responsible for conducting, and bearing the costs related to, certain predefined clinical studies with the costs of future modifications or additional studies to be allocated between the parties according to an agreed upon cost-sharing mechanism, which provides for a cap on such costs. We will receive a combination of upfront, regulatory approval and performance-based milestone payments, as well as defined payments for supply of the drug product and royalties on net product sales by Takeda in the Licensed Territory.

Legal Proceedings

A purported class action complaint was filed on March 18, 2010 in the United States District Court for the District of Massachusetts against us and our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, entitled Silverstrand Investments v. AMAG Pharm., Inc., et.

al., Civil Action No. 1:10-CV-10470-NMG. The complaint alleges that the defendants violated the federal securities laws, specifically Section 11 of the Securities Act of 1933, as amended, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. No trial date has been scheduled. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition and related sales allowances, assessing investments for potential other-than-temporary impairment and determining values of investments, reserves for doubtful accounts, accrued expenses, income taxes and equity-based compensation expense. Actual results could differ materially from those estimates. In making these estimates and assumptions, management employs critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to these critical accounting policies and estimates since December 31, 2009.

Impact of Recently Issued and Proposed Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, or ASU 2010-09, which amends Accounting Standards Codification, or ASC, 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments in ASU 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. We adopted this guidance as of its issuance date and because this guidance only amends required disclosures in our condensed consolidated financial statements, it did not have an effect upon our financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements, or ASU 2010-06, which also amends ASC 820. ASU 2010-06 requires additional disclosure related to transfers in and out of Levels 1 and 2 and the activity in Level 3. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, this guidance requires a reporting entity to present separately information about purchases, sales issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This accounting standard was effective for interim and annual reporting periods beginning after December 31, 2009 other than for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures will be effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. We adopted all provisions of this pronouncement, except for those related to the disclosure of disaggregated Level 3 activity, during the first quarter of 2010 and because this guidance only amends required disclosures in our condensed consolidated financial statements, it did not have an effect upon our financial position or results of operations. We do not expect the adoption of the remaining provisions of this amendment to have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included within Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The consensus to EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables, or EITF 08-1, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively to January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. We are currently evaluating the potential impact of this standard on our condensed consolidated financial statements, specifically with respect to our accounting and disclosures related to the Takeda collaboration.

In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets, or ASU 2009-16. ASU 2009-16 relates to the accounting and disclosure requirements related to the servicing and transfer of financial assets. ASU 2009-16 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for de-recognizing financial assets, and requires additional disclosures. This amendment is effective for fiscal years beginning after November 15, 2009. We adopted this pronouncement during the first quarter of 2010 which did not have a significant impact on our condensed consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17. ASU 2009-17 relates to the accounting and disclosure requirements related to the consolidation of variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The reporting entity will be required to provide additional disclosures about its involvement and will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009. We adopted this pronouncement during the first quarter of 2010 which did not have a significant impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2010, our short- and long-term investments totaled $69.5 million and were invested in corporate debt securities, U.S. treasury and government agency securities, and ARS. These investments are subject to interest rate risk and will fall in value if market interest rates increase. However, even if market interest rates for comparable investments were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2010, this would have resulted in a hypothetical decline in fair value of our investments, excluding ARS, which are described below, of less than $0.1 million.

At March 31, 2010, we held a total of $56.9 million in fair market value of ARS, reflecting a decline in value of approximately $8.0 million compared to the par value of these securities of $64.9 million. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. As a result of the lack of observable ARS market activity since that time, we use a discounted cash flow analysis to value these securities as opposed to valuing them at par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. Based upon this methodology, we have recorded a $7.2 million unrealized loss related to our ARS, other than those subject to Settlement Rights, to accumulated other comprehensive loss as of March 31, 2010. In November 2008, we elected to participate in a rights offering by UBS which provides us with rights to sell to UBS $9.3 million in par value of our ARS portfolio, at par value, at any time during a two-year sale period beginning June 30, 2010. In accordance with current accounting guidance related to the fair value option for financial assets and financial liabilities, we have recorded an asset equal to the estimated fair value of the Settlement Rights of approximately $0.8 million in our condensed consolidated balance sheet at March 31, 2010.

We believe there are several significant assumptions that are utilized in our valuation analysis, the two most critical of which are the discount rate and the average expected term. Holding all other factors constant, if we were to increase the discount rate utilized in our valuation analysis by 50 basis points, or one-half of a percentage point, this change would have the effect of reducing the fair value of our ARS by approximately $1.2 million as of March 31, 2010. Similarly, holding all other factors constant, if we were to increase the average expected term utilized in our fair value calculation by one year, this change would have the effect of reducing the fair value of our ARS by approximately $1.5 million as of March 31, 2010.

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e), or Rule 15d-15(e)), with the participation of our management, have each concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial officer have each concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A purported class action complaint was filed on March 18, 2010 in the United States District Court for the District of Massachusetts against us and our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, entitled Silverstrand Investments v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG. The complaint alleges that the defendants violated the federal securities laws, specifically Section 11 of the Securities Act of 1933, as amended, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. No trial date has been scheduled. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously.

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

There are currently two options for treating iron deficiency anemia, or IDA, in CKD patients: oral iron supplements and intravenous, or IV, iron. Feraheme primarily competes with two other IV iron replacement therapies, including Venofer®, which is marketed in the U.S. by Fresenius Medical Care North America, or Fresenius, and American Regent Laboratories, Inc., a subsidiary of Luitpold Pharmaceuticals, Inc., or Luitpold, and Ferrlecit®, which is marketed by Sanofi-Aventis U.S. LLC. Feraheme may not receive the same level of market acceptance as these competing iron replacement therapy products, especially since these products have been on the market longer and are currently widely used by physicians. We may not be able to convince physicians and other healthcare providers or payors to switch from using the other marketed IV iron therapeutic products to Feraheme. The iron replacement therapy market is highly sensitive to several factors including, but not limited to, the actual and perceived safety profile of the available products, the ability to obtain appropriate insurance coverage, coding and reimbursement, price competitiveness, and product characteristics such as convenience of administration and dosing regimens. To date, we have not completed any head-to-head clinical studies comparing Feraheme to other IV iron replacement products.

In addition to the foregoing currently marketed products, there are several iron replacement therapy products in various stages of clinical and commercial development in the U.S. and abroad, including Monofer® (iron isomaltoside 1000), an injectable iron preparation which in December 2009 received a positive recommendation in 22 European countries and a final marketing authorization in Denmark, Iceland and the Netherlands for the treatment of IDA, Injectafer®, which is known as Ferinject® in Europe and is approved for marketing in 19 European Union countries, and soluble ferric pyrophosphate, a form of iron given as part of the hemodialysis procedure.

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

The commercial success of Feraheme depends upon its level of market adoption by physicians, patients, and healthcare payors or providers, including dialysis clinics. If Feraheme does not achieve an adequate level of market adoption for any reason, our potential profitability and our future business prospects would be severely adversely impacted. Feraheme represents an alternative to other products and might not be adopted by the medical community if perceived to be no safer, no more effective, or no more convenient than currently available products. The degree of market acceptance of Feraheme depends on a number of factors, including but not limited to:

•      Our ability to demonstrate to the medical community, particularly nephrologists, hematologists, dialysis clinics, hospitals and others who may purchase or prescribe Feraheme, the clinical efficacy and safety of Feraheme as an alternative to current treatments for IDA in both dialysis and non-dialysis CKD patients;

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

In September 2008, Fresenius finalized an exclusive sublicense agreement with Luitpold, the U.S. licensing partner of Vifor Pharma, a subsidiary of Galenica Ltd., to manufacture, sell and distribute Venofer® to independent outpatient dialysis clinics in the U.S. Luitpold retains the right to sell Venofer® in the U.S. to any other customer. In addition, Galenica Ltd., Vifor Pharma and Fresenius entered into a strategic joint-venture, which became effective on January 1, 2009, to market and distribute the IV iron products Venofer® and Ferinject® in the dialysis market in Europe, the Middle East, Africa and Latin America. Fresenius has significant experience selling and distributing dialysis equipment and supplies to outpatient dialysis clinics which, together with these agreements, make it difficult for us to penetrate the dialysis market, particularly at its clinics.

Another key component of our commercialization strategy is to market and sell Feraheme for use by non-dialysis CKD patients. The current non-dialysis market is comprised primarily of three segments: hospitals, hematology clinics and nephrology clinics. Our ability to effectively market and sell Feraheme in the hospital market depends in part upon our ability to achieve acceptance of Feraheme onto hospital formularies. In addition, since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective bargaining power of the group, our ability to attract customers in the hospital market also depends in part on our ability to effectively promote Feraheme within group purchasing organizations. In addition, IV iron therapeutic products are not currently widely used by certain physicians who treat non-dialysis CKD patients due to safety concerns and the inconvenience and often impracticability of administering IV iron therapeutic products. It is often difficult to change physicians’ existing treatment paradigms even when supportive clinical data is available. If we are not successful in securing and maintaining formulary coverage for Feraheme or are significantly delayed in doing so or if we are not successful in effectively promoting Feraheme to physicians who treat non-dialysis CKD patients, we will have difficulty achieving market acceptance of Feraheme in the non-dialysis market and our ability to generate revenues and achieve and maintain profitability, and our long-term business prospects, could be adversely affected.

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

In the U.S., both federal and state agencies continue to promote efforts to reduce healthcare costs. For example, among other things, the recently enacted federal healthcare legislation requires pharmaceutical manufacturers to be responsible for higher minimum Medicaid rebates owed to state Medicaid agencies, extends the rebate provisions to Medicaid managed care organizations, and expands the 340(b) Public Health Services drug pricing program. As a result of these and other reimbursement and legislative proposals, and the trend toward managed health care in the U.S., third-party payors, including government and private payors, are also increasingly attempting to contain health care costs by limiting the coverage and the level of reimbursement of new drugs. These cost-containment methods may include, but are not limited to, using formularies, which are lists of approved or preferred drugs, requiring prior authorization or step therapy, which is a program to encourage using lower cost alternative treatments, basing payment amounts on the least costly alternative treatment, or refusing to provide coverage of approved products for medical indications other than those for which the FDA has granted marketing approval. Cost control initiatives could adversely affect the commercial opportunity or decrease the price of Feraheme and may impede the ability of potential Feraheme users to obtain reimbursement, any of which could have a material adverse effect on our profitability and future business prospects.

Medicare currently reimburses for physician-administered drugs in the hospital outpatient, dialysis center and physician clinic settings at a rate of 106% of the drug’s average selling price, or ASP. If the Centers for Medicare & Medicaid Services, or CMS, or one of its local contractors, believe that Feraheme’s ASP is too high, it may attempt to initiate one or more of the cost-containment methods discussed above at either the national or local level. In addition, in July 2008, Congress enacted the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, which created a Medicare-expanded bundled payment system for the treatment of end stage renal disease, or ESRD, to be implemented by January 1, 2011. MIPPA requires CMS to move from a system in which it pays separately for physician-administered drugs for dialysis patients to a system in which all costs of providing care to dialysis patients are bundled together into a single capitated payment. The ESRD expanded bundle is to be phased in beginning on January 1, 2011, and the phase-in must be completed by January 1, 2014. In September 2009, in compliance with the statutory requirements of MIPPA, CMS proposed a new prospective payment system for dialysis services provided to Medicare beneficiaries who have ESRD. CMS has stated that it intends to issue a final rule on the prospective payment system later in 2010 in order to meet the legislative requirements of implementation by January 1, 2011. This bundled approach to reimbursement may lower utilization of physician-administered drugs in the ESRD market. In addition, the bundled approach to reimbursement in the dialysis setting may lower the amount of reimbursement available for Feraheme and consequently put downward pressure on the price we can charge for Feraheme. Therefore, we may be limited in our ability to successfully market and sell Feraheme in the dialysis setting. While the MIPPA ESRD provisions apply only to Medicare, Medicare payment policy can also influence pricing and reimbursement in the non-Medicare markets, as private third-party payors and state Medicaid plans frequently adopt Medicare principles in setting reimbursement methodologies, particularly in the ESRD setting. Any change in the Medicare reimbursement rate would, therefore, likely result in changes to payment rates from non-Medicare payors as well, further limiting our ability to successfully market and sell Feraheme.

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

Significant safety or drug interaction problems could arise with respect to Feraheme, resulting in recalls, restrictions in Feraheme’s label, withdrawal of Feraheme from the market, or cause us to alter or terminate future Feraheme clinical development programs.

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

We may also be required to conduct certain post-approval clinical studies to assess known or suspected significant risks associated with Feraheme. The Food and Drug Administration Amendments Act of 2007 expanded the FDA’s authority. Under the Food and Drug Administration Amendments Act of 2007, the FDA may: (i) require manufacturers to conduct post-approval clinical studies to assess known risks or signals of serious risks, or to identify unexpected serious risks; (ii) mandate labeling changes to a product based on new safety information; or (iii) require sponsors to implement a Risk Evaluation Management Strategy, or REMS, where necessary to assure safe use of the drug. If we are required to conduct post-approval clinical studies or implement a REMS, or if the FDA changes the label for Feraheme to include additional discussion of potential safety issues, such requirements or restrictions could have a material adverse impact on our ability to generate revenues from sales of Feraheme, or require us to expend significant additional funds on clinical studies.

We have limited experience independently commercializing a pharmaceutical product, and any failure on our part to effectively execute our Feraheme commercial plans would have a severe adverse impact on our business.

Prior to our commercialization of Feraheme, we have never independently marketed or sold a drug product as we had relied on our corporate partners to market and sell our previously approved products. We have established an internal sales and marketing infrastructure to market and sell Feraheme, and if we are unsuccessful in maintaining an effective sales and marketing function or experience a high level of turnover, then the commercialization of Feraheme could be severely impaired. Any failure by us to successfully execute our commercialization plans for Feraheme could have a material adverse impact on our ability to generate revenues, our ability to achieve profitability, and the future prospects for our business.

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

If we are unable to produce sufficient quantities of Feraheme to meet demand or we experience any manufacturing difficulties at our Cambridge, Massachusetts manufacturing facility, we will be required to enter into arrangements with third-party manufacturers. We are currently working to establish and qualify second source manufacturing facilities for Feraheme, however we may not be able to enter into agreements with manufacturers whose facilities and procedures comply with cGMP, regulations and other regulatory requirements on terms that are favorable to us, if at all. Even if we were to reach agreement, the transition of the manufacturing process to a third party could take a significant amount of time. Any prolonged interruption in our manufacturing operations could result in cancellations of orders or loss of product in the manufacturing process. Furthermore, use of second-source manufacturing facilities may increase the risk of certain problems, including cost overruns, process reproducibility, stability issues, the inability to deliver required quantities of product that conform to specifications in a timely manner, or the inability to manufacture Feraheme in accordance with cGMP. If we are unable to consistently manufacture our products on a timely basis because of these or other factors, we may not be able to meet commercial demand or our clinical development needs for Feraheme. As a result, we may lose sales and fail to generate increased revenues and our clinical development programs may be delayed, which could have an adverse impact on our potential profitability and future business prospects.

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

The FDA could also determine that our clinical trials and/or our manufacturing processes were not properly designed, were not conducted in accordance with federal laws and regulations, or were otherwise not properly managed. In addition, under the FDA’s current good clinical practices regulations, or cGCP, we are responsible for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA may conduct inspections of clinical investigator sites which are involved in our clinical development programs to ensure their compliance with cGCP regulations. If the FDA determines that we, our contract research organizations or our study sites fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may disqualify certain data generated from those sites or require us to perform additional clinical trials before approving our marketing applications, which could adversely impact our ability to obtain approval for Feraheme in indications other than CKD. Any such deficiency in the design, implementation or oversight of our clinical development programs could cause us to incur significant additional costs, experience significant delays in our efforts to obtain regulatory approval for Feraheme in indications other than CKD, or even prevent us from obtaining regulatory approval for Feraheme for additional indications. This would, in turn, materially adversely impact our cash position, our ability to increase revenues, our ability to achieve profitability, and the future prospects of our business.

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

We are substantially dependent upon our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, to commercialize Feraheme in certain regions outside of the U.S., and if Takeda fails to fulfill its obligations or our collaboration is terminated, our plans to commercialize Feraheme outside of the U.S. may be adversely affected.

On March 31, 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda. Under the Takeda Agreement, we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in Europe, Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey, or collectively, the Licensed Territory. We are highly dependent on Takeda for the commercialization and certain regulatory filings outside of the U.S. for Feraheme. If Takeda fails to perform its obligations under the Takeda Agreement or is ineffective in its commercialization of Ferahame in the Licensed Territory or if we fail to effectively manage our relationship with Takeda, our ability to and the extent to which we commercialize and obtain certain regulatory approvals of Feraheme outside of the U.S. would be significantly harmed. Further, if we fail to fulfill certain of our obligations under the Takeda Agreement, Takeda has the right to assume the responsibility of clinical development of Feraheme in the Licensed Territory, which would increase the cost of and delay the Feraheme development program outside of the U.S.

In addition, Takeda has the right to terminate the agreement under certain conditions. If Takeda terminates the Takeda Agreement, we would be required to either enter into alternative arrangements with third parties to develop and commercialize Feraheme in the Licensed Territories, which we may be unable to do, or to increase our internal sales and marketing infrastructure, both of which would likely result in significant additional expense and delay or termination of our Feraheme clinical development programs outside of the U.S.

Our ability to grow revenues from sales of Feraheme will be limited if we do not obtain approval, or if we experience significant delays in our efforts to obtain approval to market Feraheme in countries outside of the U.S.

In order for Takeda, 3SBio Inc., or us to market and sell Feraheme in any country outside of the U.S, it will be necessary to obtain regulatory approval from the appropriate regulatory authorities. The requirements for regulatory approval vary widely from country to country and may in some cases be more rigorous than requirements in the U.S. Certain foreign regulatory authorities may require additional studies or studies designed with different clinical endpoints and/or comparators than those which we have already completed. The time required for approval may also be longer or shorter than in the U.S. In addition, in order to increase the number of patients available for enrollment in our clinical trials, we will conduct trials in geographies outside the U.S. We have no experience conducting clinical trials outside the U.S., and, therefore, we will need to expend substantial time and resources to identify and familiarize ourselves with the regulatory requirements of such foreign countries.

Any failure by us, Takeda or 3SBio Inc. to obtain approval for Feraheme in any countries outside of the U.S. in a timely manner may limit the commercial success of Feraheme and our ability to grow our revenues.

We rely on third parties in the conduct of our clinical trials, and if they fail to fulfill their obligations, our development plans may be adversely affected.

We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have and we plan to continue to contract with certain third-parties to provide certain services, including site selection, enrollment, monitoring and data management services. Although we depend heavily on these parties, we do not control them and, therefore, we cannot be assured that these third-parties will adequately perform all of their contractual obligations to us. If our third-party service providers cannot adequately fulfill their obligations to us in a timely manner and on a satisfactory basis or if the quality and accuracy of our clinical trial data is compromised due to failure to adhere to our protocols or regulatory requirements or if such third-parties otherwise fail to adequately discharge their responsibilities or meet deadlines, our development plans both in the U.S. and outside of the U.S. may be delayed or terminated, which would adversely impact our ability to generate revenues from Feraheme sales in additional indications and/or outside of the U.S.

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

•      The timing and magnitude of our recognition of revenues from sales of Feraheme associated with purchases made under our Launch Incentive Program, and the possibility that such purchases will be returned and never recognized as revenue by us;

•      The timing and magnitude of costs associated with the commercialization of Feraheme in the U.S., including costs associated with maintaining our commercial infrastructure and executing our promotional and marketing strategy;

•      Changes in buying patterns and inventory levels of our wholesalers or distributors;

•      The timing and magnitude of costs associated with our ongoing and planned clinical studies of Feraheme in connection with our pursuit of additional indications and our development of Feraheme in countries outside of the U.S;

•      The timing and magnitude of milestone payments received under the Takeda Agreement;

•      The timing and magnitude of costs associated with commercial-scale manufacturing of Feraheme, including costs of raw materials and costs associated with maintaining commercial inventory and qualifying additional manufacturing capacities and second source suppliers;

•      Actual or anticipated difficulties, disruptions or delays associated with our manufacturing facility, packager, or supply chain and distribution network;

•      Changes in laws and regulations concerning reimbursement for Feraheme, from government health administration authorities, private health insurers and other third-party payors;

•      The outcome of any material litigation to which we are a party; and

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

If the estimates we make, or the assumptions on which we rely, in preparing our condensed consolidated financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and the related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates our critical and other significant estimates and judgments, including among others, those related to revenue recognition and related sales allowances, investments, reserves for doubtful accounts, equity-based compensation, accrued expenses and income taxes. We base our estimates on market data, our observance of trends in our industry, and on various other assumptions that we believe to be reasonable under the circumstances. If actual results differ from these estimates, there could be a material adverse effect on our financial results and the performance of our stock. For instance, the recently enacted federal healthcare legislation requires pharmaceutical manufacturers to be responsible for higher minimum Medicaid rebates owed to state Medicaid agencies, extends the rebate provisions to Medicaid managed care organizations, and expands the 340(b) Public Health Services drug pricing program. We are still assessing the full extent of this legislation’s future impact on our business.

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

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $31.90 and $58.23 in the fifty-two week period through May 3, 2010. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, many of which are beyond our control, may have a significant impact on the market price of our common stock. Factors which may affect the market price of our common stock include, among others:

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

•      Actual or perceived safety concerns related to Feraheme or products or product candidates of our competitors;

•      General market conditions;

•      Sales of large blocks of our common stock;

•      The status or results of clinical trials for Feraheme or products or product candidates of our competitors;

•      The acquisition or development of technologies, product candidates or products by us or our competitors;

•      Developments in patents or other proprietary rights by us or our competitors;

•      The outcome of any material litigation to which we are a party; and

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us and our business. Currently, ten financial analysts publish reports about us and our business. We do not control these or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. In addition, our future operating results are subject to substantial uncertainty, and our stock price could decline significantly if we fail to meet or exceed analysts’ forecasts and expectations, especially with respect to the timing and magnitude of Feraheme revenues, including the recognition of net product revenues associated with purchases made under our Launch Incentive Program, which were initially deferred as of September 30, 2009. If any of the analysts who cover us downgrade our stock or issue commentary or observations that are perceived by the market to be adverse to us or our stock, our stock price would likely decline rapidly. If these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

We have a history of net losses, and we may not be able to generate sufficient revenues to achieve and maintain profitability in the future.

We have a history of significant operating losses, and we may not be profitable in the future or if we attain profitability, it may not be sustainable. In the past, we have financed our operations primarily from the sale of our equity securities, cash generated by our investing activities, and payments from our strategic partners. As of March 31, 2010, we had an accumulated deficit of approximately $304.7 million. Our losses are primarily the result of costs incurred in research and development, including costs associated with our Feraheme and other development programs, costs associated with establishing and maintaining our sales and marketing infrastructure, and other selling, general and administrative costs. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an IV iron replacement therapeutic in CKD patients in the U.S. and to further develop Feraheme for additional indications and in additional countries outside of the U.S. As a result, we will need to generate sufficient revenues in future periods to achieve and maintain profitability. We anticipate that the vast majority of any revenue we generate in the near future will be from sales of Feraheme as an IV iron replacement therapeutic agent for CKD patients in the U.S. We have never independently marketed or sold any products, and we may not be successful in marketing or selling Feraheme. If we are not successful in marketing and selling Feraheme, if revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our business, results of operations and financial condition could be materially adversely affected. In addition, if we are unable to achieve, maintain or increase profitability on a quarterly or annual basis, the market price of our common stock may decline.

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

•      Our ability to achieve the various milestones and receive the associated payments under the Takeda Agreement;

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

•      Costs associated with commercial-scale manufacturing of Feraheme, including costs of raw materials and costs associated with maintaining commercial inventory and qualifying additional manufacturing capacities and second source suppliers;

•      Our ability to liquidate our investments in a timely manner and without significant loss;

•      The impact of the current state of the credit and capital markets upon the investments in our portfolio;

•      Our ability to maintain successful collaborations with our partners and/or to enter into additional alternative strategic relationships, if necessary; and

•      Our ability to raise additional capital on terms and within a timeframe acceptable to us, if necessary.

We estimate that our cash resources at March 31, 2010, combined with the $60.0 million upfront payment we received from Takeda in April 2010, cash we currently expect to receive from sales of Feraheme and from earnings on our investments, will be sufficient to finance our currently planned operations for at least the next twelve months. Thereafter, we may require additional funds or need to establish additional alternative strategic arrangements to execute our business plans. We may seek needed funding through additional arrangements with collaborative partners or through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.

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

At March 31, 2010, we had $212.7 million in cash and cash equivalents, $21.0 million in short-term investments, $48.4 million in long-term investments, and $0.8 million in Settlement Rights with respect to certain of our auction rate securities, or ARS. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may continue to be exacerbated by the U.S. sub-prime mortgage defaults and the ensuing fallout. The recent disruptions in the credit and financial markets have negatively affected many industries, including those in which we invest, and we may realize losses in the fair value of certain of our investments or a complete loss of these investments, which would have an adverse effect on our results of operations, liquidity and financial condition.

At March 31, 2010, we held a total of $56.9 million in fair market value of ARS, reflecting a decline in value of approximately $8.0 million compared to the par value of these securities of $64.9 million. Of the $8.0 million decline in value, approximately $7.2 million was considered a temporary impairment and was reported as an unrealized loss in accumulated other comprehensive loss at March 31, 2010. The remaining $0.8 million represented a trading loss which was recognized in our consolidated statements of operations. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. Since that time, the continued uncertainty in the credit markets has caused almost all additional auctions with respect to our ARS to fail and prevented us from liquidating certain of our holdings of ARS because the amount of these securities submitted for sale has exceeded the amount of purchase orders for these securities. These auctions may continue to fail indefinitely, and there could be a further decline in value of these securities or any other securities, which may ultimately be deemed to be other-than-temporary. In the future, should we determine that these declines in value of ARS are other-than-temporary, we will recognize the credit-related portion of the loss to our consolidated statement of operations, which could be material. In addition, failed auctions will adversely impact the liquidity of our investments. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity with respect to these securities will materially affect our ability to operate our business in the ordinary course in the short term, however, we are uncertain when the current liquidity issues relating to ARS will improve, if at all.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. An ownership change could limit our ability to utilize our net operating loss and tax credit carryforwards for taxable years including or following such ‘‘ownership change.’’ It is possible that the issuance of shares of our common stock in our January 2010 public offering, together with certain other transactions involving our common stock within the testing period, will result in an ownership change. Even if the issuance of our common stock in our recent offering does not result in an ownership change, this offering would significantly increase the likelihood that there would be an ownership change in the future (which ownership change could occur as a result of transactions involving our common stock that are outside of our control, such as sales by existing stockholders). Limitations imposed on the ability to use net operating losses and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than we have estimated would otherwise be required if such limitations were not in effect and could cause such net operating losses and tax credits to expire unused, in each case reducing or eliminating the benefit of such net operating losses and tax credits and potentially adversely affecting our financial position. Similar rules and limitations may apply for state income tax purposes.

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

An adverse determination, if any, in the class action lawsuit in which we are a defendant could have a material adverse affect on us.

A purported class action complaint was filed on March 18, 2010 in the United States District Court for the District of Massachusetts against us and our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, entitled Silverstrand Investments v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG. The complaint alleges that the defendants violated the federal securities laws, specifically Section 11 of the Securities Act of 1933, as amended, by making certain alleged false and misleading statements and omissions in our registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. However, whether or not the plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations. We maintain liability insurance, however, if any costs or expenses associated with this litigation exceed the insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial.

We are exposed to a number of different potential liability claims.

The administration of our products to humans, whether in clinical trials or after approved commercial usage, may expose us to liability claims. Although we maintain product liability insurance coverage for claims arising from the use of our products in clinical trials and commercial use, coverage is expensive and we may not be able to maintain sufficient insurance at a reasonable cost, if at all. Product liability claims, whether or not they have merit, could decrease demand for Feraheme, subject us to product recalls or harm our reputation, all of which could damage our position in the stock market at a time when the market in general has experienced extreme price and volume fluctuations.

Further, the market prices of securities of companies in the biopharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. For example, a purported class action complaint was filed on March 18, 2010 against us and our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer alleging that the defendants violated the federal securities laws, specifically Section 11 of the Securities Act of 1933, as amended, by making certain alleged false and misleading statements and omissions in our registration statement filed in January 2010. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases by us, or any affiliated purchaser, of our equity securities which are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2010.

Item 6. Exhibits.

(a)                     List of Exhibits

Exhibit Number		Description

3.1, 4.1	+	Restated Certificate of Amendment of the Company.
10.1	+

License, Development and Commercialization Agreement by and between AMAG Pharmaceuticals, Inc. and Takeda Pharmaceutical Company Limited, dated March 31, 2010 (portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment).

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

Date: May 6, 2010

AMAG PHARMACEUTICALS, INC.

By:	/s/ David A. Arkowitz
David A. Arkowitz,
Executive Vice President, Chief Financial Officer and Chief Business Officer

Date: May 6, 2010

EXHIBIT INDEX

Exhibit Number		Description

3.1, 4.1	+	Restated Certificate of Amendment of the Company.
10.1	+

License, Development and Commercialization Agreement by and between AMAG Pharmaceuticals, Inc. and Takeda Pharmaceutical Company Limited, dated March 31, 2010 (portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment).

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