Form 10-Q
period 2010-09-30
AMAG PHARMACEUTICALS INC.
filed 2010-11-08
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010 there were 21,116,334 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$104,384	$50,126
Short-term investments	169,563	29,578
Settlement rights	—	788
Accounts receivable, net	7,648	27,350
Inventories	16,826	9,415
Receivable from collaboration	564	—
Prepaid and other current assets	7,693	5,472
Total current assets	306,678	122,729
Property, plant and equipment, net	11,736	12,417
Long-term investments	34,053	49,013
Restricted cash	460	460
Total assets	$352,927	$184,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,311	$5,432
Accrued expenses	25,586	21,931
Deferred revenues	8,084	10,198
Total current liabilities	35,981	37,561
Long-term liabilities:
Deferred revenues	52,816	1,000
Other long-term liabilities	2,862	3,081
Total liabilities	91,659	41,642
Commitments and contingencies (Note K, L & M)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 58,750,000 shares authorized; 21,116,334 and 17,362,710 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	211	174
Additional paid-in capital	610,890	432,414
Accumulated other comprehensive loss	(6,774)	(7,925)
Accumulated deficit	(343,059)	(281,686)
Total stockholders’ equity	261,268	142,977
Total liabilities and stockholders’ equity	$352,927	$184,619

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product sales, net	$15,173	$3,009	$44,694	$3,402
License fee and other collaboration revenues	1,684	—	4,213	516
Royalties	35	12	118	114
Total revenues	16,892	3,021	49,025	4,032
Costs and expenses:
Cost of product sales	2,274	128	5,168	189
Research and development expenses	14,031	6,109	41,183	27,295
Selling, general and administrative expenses	17,986	19,351	65,446	54,369
Total costs and expenses	34,291	25,588	111,797	81,853
Other income (expense):
Interest and dividend income, net	448	503	1,323	2,542
(Losses) gains on investments, net	(396)	(319)	402	948
Fair value adjustment of settlement rights	—	321	(788)	(787)
Total other income (expense)	52	505	937	2,703
Net loss before income taxes	(17,347)	(22,062)	(61,835)	(75,118)
Income tax benefit	351	—	462	179

Net loss	$(16,996)	$(22,062)	$(61,373)	$(74,939)

Net loss per share:
Basic and diluted	$(0.81)	$(1.29)	$(2.96)	$(4.39)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	21,085	17,117	20,700	17,059

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(16,996)	$(22,062)	$(61,373)	$(74,939)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period, net of tax	335	(129)	751	3,584
Reclassification adjustment for losses included in net loss	400	—	400	5
Net unrealized gains (losses)	735	(129)	1,151	3,589
Total comprehensive loss	$(16,261)	$(22,191)	$(60,222)	$(71,350)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Net loss	$(61,373)	$(74,939)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,781	1,360
Non-cash equity-based compensation expense	10,736	11,632
Non-cash income tax benefit	(462)	—
Amortization of premium/discount on purchased securities	904	440
Fair value adjustment of settlement rights	788	787
Gains on investments, net	(402)	(948)
Changes in operating assets and liabilities:
Accounts receivable	19,702	(16,046)
Inventories	(7,157)	(5,263)
Receivable from collaboration	(564)	—
Prepaid and other current assets	(2,221)	675
Accounts payable and accrued expenses	380	3,955
Deferred revenues	49,702	10,934
Other long-term liabilities	(219)	(8)
Total adjustments	72,968	7,518
Net cash provided by (used in) operating activities	11,595	(67,421)

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	110,285	64,894
Purchase of available-for-sale investments	(234,045)	(310)
Capital expenditures	(1,100)	(1,368)
Change in restricted cash	—	61
Net cash (used in) provided by investing activities	(124,860)	63,277

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,322	1,685
Proceeds from the issuance of common stock, net of underwriting discount and other expenses	165,559	—
Proceeds from the issuance of common stock under ESPP	642	579
Net cash provided by financing activities	167,523	2,264

Net increase (decrease) in cash and cash equivalents	54,258	(1,880)
Cash and cash equivalents at beginning of the period	50,126	64,182
Cash and cash equivalents at end of the period	$104,384	$62,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

A.            Description of Business

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a biopharmaceutical company focused on the development and commercialization of a therapeutic iron compound to treat iron deficiency anemia, or IDA. Our principal source of revenue is from the sale of Feraheme® (ferumoxytol) Injection for intravenous, or IV, use, which was approved for marketing in the U.S. in June 2009 by the U.S. Food and Drug Administration, or the FDA, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with chronic kidney disease, or CKD. We market and sell Feraheme in the U.S. through our own commercial organization and began shipping Feraheme to our customers in July 2009.

GastroMARK, our oral contrast agent used for delineating the bowel in magnetic resonance imaging, is approved and marketed in the U.S., Europe and other countries, through our marketing partners.

We are subject to risks common to companies in the pharmaceutical industry including, but not limited to, our sole dependence on the success of Feraheme, the potential development of significant safety or drug interaction problems with respect to Feraheme and the need for potential changes to the Feraheme package insert related thereto, competition in our industry, uncertainties regarding market acceptance of Feraheme, uncertainties related to patient insurance coverage, coding and third-party reimbursement for Feraheme, our limited experience commercializing and distributing a pharmaceutical product, our reliance on our partners to commercialize Feraheme in certain territories outside of the U.S., our potential inability to operate our manufacturing facility in compliance with current good manufacturing practices, our potential inability to obtain raw materials and manufacture sufficient quantities of Feraheme, the potential fluctuation of our operating results, potential differences between actual future results and the estimates or assumptions used by us in preparation of our condensed consolidated financial statements, the volatility of our stock price, our potential inability to become profitable in the future, our potential inability to obtain additional financing, if necessary, on acceptable terms, our potential inadvertent failure to comply with reporting and payment obligations under government pricing programs, our potential inadvertent failure to comply with the regulations of the FDA or other federal, state or foreign government agencies, uncertainty of the regulatory approval process for our other Feraheme indications, for any indications outside of the U.S. or for potential second source manufacturing facilities, uncertainty of the results of our clinical trials, our dependence on key personnel, and uncertainties related to the protection of proprietary technology, potential product liability, potential legislative and regulatory changes, and potential costs and liabilities associated with pending or future litigation.

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

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition related to collaboration agreements and product sales, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment and determining values of investments, reserves for doubtful accounts, accrued expenses, reserves for legal matters, income taxes and equity-based compensation expense. Actual results could differ materially from those estimates.

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

We hold, or held during the period, certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents, short- and long-term investments and our Settlement Rights, as defined below. The following tables present the fair value hierarchy for those assets that we measure at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$99,194	$99,194	$—	$—
Corporate debt securities	78,635	—	78,635	—
U.S. treasury and government agency securities	58,857	—	58,857	—
Commercial paper	27,471	—	27,471	—
Auction rate securities	38,653	—	—	38,653
	$302,810	$99,194	$164,963	$38,653

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$46,451	$46,451	$—	$—
Corporate debt securities	9,804	—	9,804	—
U.S. treasury and government agency securities	11,247	—	11,247	—
Auction rate securities	57,540	—	—	57,540
Settlement rights	788	—	—	788
	$125,830	$46,451	$21,051	$58,328

With the exception of our auction rate securities, or ARS, and Settlement Rights, which are valued using Level 3 inputs, as discussed below, the fair value of our non-money market fund investments is primarily determined from independent pricing services which use Level 2 inputs to determine fair value. Independent pricing services normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions at fair value. At the end of each reporting period, we perform quantitative and qualitative analyses of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2010 or December 31, 2009. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the nine months ended September 30, 2010.

We also analyze when the volume and level of activity for an asset or liability have significantly decreased and when circumstances indicate that a transaction may not be considered orderly. In order to determine whether the volume and level of activity for an asset or liability have significantly decreased, we assess current activity with normal market activity for the asset or liability. We rely on many factors such as trading volume, trading frequency, the levels at which market participants indicate their willingness to buy and sell our securities as reported by market participants, and current market conditions. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if there has been a significant decrease in the volume and level of activity for an asset or group of similar assets. Similarly, in order to identify transactions that are not orderly, we take into consideration the activity in the market which can influence the determination and occurrence of an orderly transaction. Also, we inquire as to whether there may have been restrictions on the marketing of the security to a single or limited number of participants. Where possible, we assess the financial condition of the seller to determine whether observed transactions may have been forced. If there is a significant disparity between the trading price for a security held by us as compared to the trading prices of similar recent transactions, we consider whether this disparity is an indicator of a disorderly trade. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if the evidence suggests that a transaction or group of similar transactions is not orderly. Based upon these procedures, we determined that market activity for our non-ARS assets appeared normal and that transactions did not appear disorderly as of September 30, 2010.

In November 2008, we elected to participate in a rights offering by UBS AG, or UBS, one of our securities brokers, which provided us with rights to sell to UBS $9.3 million in par value of our ARS portfolio, at par value, at any time during a two-year sale period beginning June 30, 2010, or the Settlement Rights. In November 2008, we elected the fair value option with respect to our Settlement Rights in accordance with accounting guidance related to the fair value option for financial assets and financial liabilities. Under this guidance we were required to periodically assess the fair value of both the Settlement Rights and our ARS subject to Settlement Rights and record changes until the date when the Settlement Rights were exercised and our ARS subject to Settlement Rights were redeemed. In accordance with the terms of the Settlement Rights, during June 2010 UBS redeemed all of our ARS subject to Settlement Rights at their par value. As a result, during the nine months ended September 30, 2010 we recognized both a realized gain of $0.8 million related to the redemption of our UBS ARS subject to Settlement Rights and a corresponding realized loss of $0.8 million related to the exercise of the Settlement Rights.

The following table provides a roll forward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Nine Months Ended September 30, 2010
Balance at beginning of period	$58,328
Transfers to Level 3	—
Total gains (losses) (realized or unrealized):
Included in earnings	(390)
Included in other comprehensive income (loss)	1,390
Purchases (settlements), net	(20,675)

Balance at end of period	$38,653

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$(390)

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

•      the sales price charged is fixed or determinable; and

•      collection is reasonably assured.

Because Feraheme has been commercialized in the U.S. for a relatively short period of time, there are a number of factors that continue to make it difficult to predict the magnitude of future Feraheme sales, including but not limited to, the magnitude and timing of adoption of Feraheme by physicians, hospitals, dialysis clinics, and other healthcare payors and providers, the effect of federal and other legislation such as the recent healthcare legislation and final Centers for Medicare & Medicaid Services rule regarding the prospective payment system, the inventory levels maintained by Feraheme wholesalers, distributors and other customers, the frequency of re-orders by existing customers, the timing and magnitude of revenues recognized under our Launch Incentive Program, the impact of any actual or perceived safety issues with Feraheme, the impact of any potential additional warnings, restrictions, or other changes required to be made to the Feraheme package insert, and the impact of and any actions taken by us or our competitors to address pricing and reimbursement considerations related to Feraheme or products that compete with Feraheme.

We record product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organization, or GPO, fees, and product returns as a reduction of revenue in our condensed consolidated statement of operations at the time the product sales are recorded. Calculating these gross-to-net sales adjustments involves estimates and judgments based primarily on actual Feraheme sales data, forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others, and other market research. In addition, we also monitor our distribution channel to determine the level of additional allowances or accruals required based on inventory in our sales channel. An analysis of our product sales allowances and accruals for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Product sales allowances and accruals:
Discounts and chargebacks	$1,218	$142
Government and other rebates	4,383	779
Returns	359	79
Total product sales allowances and accruals	$5,960	$1,000

Total net product sales	$15,173	$3,009

Total gross product sales	$21,133	$4,009

Total product sales allowances and accruals as a percent of total gross product sales	28%	25%

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Product sales allowances and accruals:
Discounts and chargebacks	$3,035	$142
Government and other rebates	11,917	779
Returns	936	79
Total product sales allowances and accruals	$15,888	$1,000

Total net product sales	$44,694	$3,402

Total gross product sales	$60,582	$4,402

Total product sales allowances and accruals as a percent of total gross product sales	26%	23%

Product sales allowances and accruals are primarily comprised of both direct and indirect fees, discounts and rebates and provisions for estimated product returns. Direct fees, discounts and rebates are contractual fees and price adjustments payable to wholesalers, specialty distributors and other customers that purchase products directly from us. Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as certain dialysis organizations, physicians, clinics, hospitals, and GPOs that typically do not purchase products directly from us but rather from wholesalers and specialty distributors. In accordance with guidance related to accounting for fees and consideration given by a vendor to a customer (including a reseller of a vendor’s products), these fees, discounts and rebates are presumed to be a reduction of the selling price of Feraheme. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities and are generally recorded in the same period that the related revenue is recognized. We estimate product sales and allowances using either historical, actual and/or other data, including estimated patient usage, applicable contractual rebate rates, contract performance by the benefit providers, other current contractual and statutory requirements, historical market data based upon experience of other products similar to Feraheme, specific known market events and trends such as competitive pricing and new product introductions and current and forecasted customer buying patterns and inventory levels, including the shelf life of Feraheme. As part of this evaluation, we also review changes to federal and other legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends. Reserve estimates are evaluated quarterly and may require adjustments to better align our estimates with actual results.

During the nine months ended September 30, 2010, our product sales allowances and accruals reflected an increase in statutory minimum rebate rates related to Medicaid allowances from 15.1% to 23.1% pursuant to healthcare legislation enacted in March 2010. In addition, we reduced our product sales allowances and accruals by $0.4 million for changes in estimates relating to sales in the prior year. These adjustments were primarily caused by a reduction during the first quarter of 2010 in our estimates of Medicaid utilization across Feraheme customer classes based on additional data, including information regarding Medicaid claims experience for comparable products. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. If actual future results vary from our estimates, we may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.

Deferred Revenue - Launch Incentive Program

During the third quarter of 2009, certain dialysis organizations purchased Feraheme from us under our Launch Incentive Program. These purchases were made under agreements which provided these customers with an opportunity to purchase Feraheme directly from us through September 30, 2009 at discounted pricing and further provided for extended payment terms and expanded rights of return. As a result, in accordance with current accounting guidance which requires that we defer recognition of revenues until we can reasonably estimate returns related to those purchases, we have deferred the recognition of revenues associated with these purchases until our customers report to us that such inventory has been utilized in their operations.

Any purchases made under the Launch Incentive Program that are returned to us will not be recorded as revenue, and, if necessary, we will issue a refund to the customer. For example, one of our Launch Incentive Program customers informed us that its rate of Feraheme utilization has been less than originally anticipated and that it will return to us any remaining unused inventory by year end. During the three months ended September 30, 2010, this customer returned a portion of its Feraheme inventory to us, which had no impact on our net loss as we reduced the remaining receivable and deferred revenues associated with this customer. As of September 30, 2010, this customer held Feraheme inventory representing approximately $1.3 million out of the total $2.0 million of remaining deferred net Feraheme revenues associated with our Launch Incentive Program. In October 2010, this same customer returned to us an additional portion of the inventory it held. Accordingly, we expect to issue a refund to this customer of approximately $1.1 million during the fourth quarter of 2010, which will have no impact on our results from operations as this will reduce the deferred revenues related to this customer.

We are unable to reasonably estimate the amount of inventory that may be returned under this program, as well as the timing of any such returns. Therefore, we cannot provide any assurance that any amounts currently reported as deferred revenue will be recorded as product revenues in our future condensed consolidated statements of operations.

License Fee and Other Collaboration Revenues

The terms of product development agreements entered into between us and our collaborative partners may include non-refundable license fees, payments based on the achievement of certain milestones and performance goals, reimbursement of certain out-of-pocket costs, payments for manufacturing services, and royalties on product sales. We recognize license fee and research and development revenue under collaborative arrangements over the term of the applicable agreements using a proportional performance model, if practical. Otherwise, we recognize such revenue on a straight-line basis. Under this model, revenue is generally recognized in an amount equal to the lesser of the amount due under the agreements or an amount based on the proportional performance to date. In cases where project costs or other performance metrics are not estimable but there is an established contract period, revenues are recognized on a straight-line basis over the term of the relevant agreement. Nonrefundable payments and fees are recorded as deferred revenue upon receipt and may require deferral of revenue recognition to future periods.

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

Our collaboration agreements may entitle us to additional payments upon the achievement of performance-based milestones. During 2010, we adopted accounting guidance related to the milestone method of revenue recognition. Under this accounting guidance, milestones that involve substantive effort on our part and the achievement of which are not considered probable at the inception of the collaboration are considered substantive milestones. We recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets the following criteria: (1) the milestone consideration received is commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone; (2) the milestone is related solely to past performance; and (3) the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. For milestones that are not considered substantive milestones at the onset of the collaboration agreement, we recognize that portion of the milestone payment equal to the percentage of the performance period completed at the time the milestone is achieved and the above conditions are met. The remaining portion of the milestone will be recognized over the remaining performance period using a proportional performance or straight-line method.

Concentrations and Significant Customer Information

As of September 30, 2010 we had approximately $65.9 million of our total $104.4 million cash and cash equivalents balance invested in an institutional money market fund, which is collateralized solely by U.S. Treasury and U.S. government agency securities.

Our operations are located solely within the U.S. We are focused principally on developing, manufacturing and commercializing an IV iron replacement therapeutic agent. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our revenues for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,
	2010	2009
AmerisourceBergen Drug Corporation	45%	54%
Metro Medical Supply, Inc.	12%	20%
Takeda Pharmaceutical Company Limited	10%	—

	Nine Months Ended September 30,
	2010	2009
AmerisourceBergen Drug Corporation	36%	43%
Metro Medical Supply, Inc.	21%	16%
Bayer Healthcare Pharmaceuticals	—	11%

Revenues from customers outside of the U.S., including product and license fee and other collaboration revenues, amounted to approximately 10% and 2% of our total revenues for the three months ended September 30, 2010 and 2009, respectively, and approximately 9% and 8% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively.

C.            Investments

At September 30, 2010 and December 31, 2009, the combined total of our short- and long-term investments was $203.6 million and $78.6 million, respectively, and consisted of securities classified as trading and available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in debt and equity securities.

The following is a summary of our short- and long-term investments at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$34,760	$75	$(9)	$34,826
Due in one to three years	43,563	261	(15)	43,809
U.S. treasury and government agency securities
Due in one year or less	8,612	2	—	8,614
Due in one to three years	49,877	368	(2)	50,243
Commercial paper
Due in one year or less	27,474	1	(4)	27,471
Due in one to three years	—	—	—	—
Auction rate securities - available for sale
Due in one year or less	—	—	—	—
Due after five years	4,600	—	—	4,600
Total short-term investments	$168,886	$707	$(30)	$169,563

Long-term investments:
Auction rate securities - available for sale
Due in one year or less	$—	$—	$—	$—
Due after five years	39,800	—	(5,747)	34,053
Total long-term investments	$39,800	$—	$(5,747)	$34,053

Total short and long-term investments	$208,686	$707	$(5,777)	$203,616

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$8,580	$61	$—	$8,641
Due in one to three years	1,117	46	—	1,163
U.S. treasury and government agency securities
Due in one year or less	8,532	136	—	8,668
Due in one to three years	2,521	58	—	2,579
Auction rate securities - trading
Due in one year or less	—	—	—	—
Due after five years	8,527	—	—	8,527
Total short-term investments	$29,277	$301	$—	$29,578

Long-term investments:
Auction rate securities - available for sale
Due in one year or less	$—	$—	$—	$—
Due after five years	56,150	—	(7,137)	49,013
Total long-term investments	$56,150	$—	$(7,137)	$49,013

Total short and long-term investments	$85,427	$301	$(7,137)	$78,591

Auction Rate Securities and Settlement Rights

At September 30, 2010, we held a total of $38.7 million in fair market value of ARS, reflecting a decline in value of approximately $6.1 million compared to the par value of these securities of $44.8 million. Of this $6.1 million decline in value, $5.7 million was considered a temporary impairment and was reported as an unrealized loss in accumulated other comprehensive loss at September 30, 2010. In October 2010, we participated in a purchase offer conducted by the issuer of one of our ARS having a par value of $5.0 million. In accordance with the terms of the offer, the issuer purchased the security from us at 92% of its par value, or $4.6 million, which was paid to us in October 2010. As a result of our participation in this purchase offer we have reclassified this security to short-term investments in our condensed consolidated balance sheet and have further recorded the remaining $0.4 million difference as an other-than-temporary impairment in our condensed consolidated statement of operations as of September 30, 2010. At September 30, 2010, all of our ARS were municipal bonds with an auction reset feature and were classified as available-for-sale. The majority of our ARS portfolio was rated AAA as of September 30, 2010 by at least one of the major securities rating agencies and was primarily collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. As a result of the lack of observable ARS market activity since that time, we use a discounted cash flow analysis to value these securities as opposed to valuing them at par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. Based upon this methodology, we have estimated the fair value of our ARS, that we do not intend to sell, to be $34.1 million at September 30, 2010, and have recorded a $5.7 million unrealized loss to accumulated other comprehensive loss as of September 30, 2010. For all available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. In the event that we intend to sell a security, or may be required to do so, the decline in fair value of the security would be deemed to be other-than-temporary and the full amount of the unrealized loss would be recorded in our condensed consolidated statement of operations as an impairment loss. For example, the purchase offer noted above resulted in a $0.4 million other-than-temporary impairment being recorded in our condensed consolidated statement of operations as of September 30, 2010. Regardless of our intent to sell a security, we perform additional analyses on all securities with unrealized losses to evaluate whether there could be a credit loss associated with the security. We did not recognize any credit losses related to our securities during the three and nine months ended September 30, 2010. As of September 30, 2010, all of our ARS continue to pay interest according to their stated terms.

In November 2008, we elected to participate in a rights offering by UBS which provided us with rights to sell to UBS $9.3 million in par value of our ARS portfolio, at par value, at any time during a two-year sale period beginning June 30, 2010. In accordance with the terms of the Settlement Rights, in June 2010 UBS redeemed all of our ARS subject to Settlement Rights at their par value. As a result, during 2010, we have recognized both a realized gain of $0.8 million related to the redemption of our UBS ARS subject to Settlement Rights and a corresponding realized loss of $0.8 million related to the exercise of the Settlement Rights.

Due to our belief that the market for ARS may take in excess of twelve months to fully recover, with the exception of the security which we tendered for repurchase as described above, we have classified our portfolio of ARS as long-term investments in our condensed consolidated balance sheet at September 30, 2010. As discussed in greater detail below, we believe that the temporary impairment related to our ARS is primarily attributable to the lack of liquidity of these investments, coupled with the ongoing turmoil in the credit and capital markets, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Any future fluctuation in fair value related to our ARS that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future unrealized loss is other-than-temporary, we will record a charge to our condensed consolidated statement of operations. In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity, a buyer is found outside the auction process, or the securities mature. For all of our ARS, the underlying maturity date is in excess of one year, and the majority have final maturity dates which occur approximately 30 to 40 years in the future. We believe we will ultimately be able to liquidate our investments without significant loss prior to their maturity dates primarily due to the collateral securing most of our ARS. However, it could take until final maturity of the ARS to realize our investments’ par value. In addition, as part of our determination of the fair value of our investments, we consider credit ratings provided by independent investment rating agencies as of the valuation date. These ratings are subject to change, and we may be required to adjust our future valuation of these ARS which may adversely affect the value of these investments.

Impairments and Unrealized Gains and Losses on Investments

The following is a summary of the fair value of our investments with unrealized losses that are deemed to be temporarily impaired and their respective gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$19,163	$(24)	$—	$—	$19,163	$(24)
U.S. treasury and agency securities	3,625	(2)	—	—	3,625	(2)
Commercial paper	13,476	(4)	—	—	13,476	(4)
Auction rate securities	—	—	34,053	(5,747)	34,053	(5,747)
	$36,264	$(30)	$34,053	$(5,747)	$70,317	$(5,777)

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$49,013	$(7,137)	$49,013	$(7,137)
	$—	$—	$49,013	$(7,137)	$49,013	$(7,137)

As noted above, for available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or where we may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary, and the full amount of the unrealized loss is recorded in our condensed consolidated statement of operations as an impairment loss. Regardless of our intent to sell a security, we perform additional analyses on all securities with unrealized losses to evaluate whether there could be a credit loss associated with the security.

Based upon our evaluation, we did not consider the unrealized losses on our available-for-sale investments, other than the loss associated with the ARS purchase offer we participated in during October 2010, to be other-than-temporary impairments at September 30, 2010 and December 31, 2009. We did not recognize any impairment losses in our condensed consolidated statement of operations related to non-ARS available-for-sale securities during the three or nine months ended September 30, 2010.

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

Realized Gains and Losses

Gains and losses are determined on the specific identification method. As noted above, UBS called all of our ARS subject to Settlement Rights at their par value, and consequently, we recognized both a realized gain of $0.8 million related to the redemption of our ARS subject to Settlement Rights and a corresponding realized loss of $0.8 million related to the exercise of the Settlement Rights. As a result of these transactions, we recorded net realized gains of approximately $10,000 to our condensed consolidated statements of operations during the nine months ended September 30, 2010.

D.            Accounts Receivable

Our accounts receivable were $7.6 million and $27.4 million at September 30, 2010 and December 31, 2009, respectively, and primarily represented amounts due from wholesalers and distributors to whom we sell Feraheme directly. The $27.4 million accounts receivable balance at December 31, 2009 included $12.1 million from customers who participated in the Launch Incentive Program. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts. Reserves for other sales-related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in our condensed consolidated balance sheets.

During the three months ended September 30, 2010, one of our customers returned a portion of their unused inventory which had been received under our Launch Incentive Program. As a result, the remaining $2.1 million accounts receivable balance due from this customer as well as the corresponding deferred revenue and rebate reserve balances were reversed. As of September 30, 2010, there were no remaining balances in accounts receivable from customers to whom we shipped Feraheme under our Launch Incentive Plan.

As part of our credit management policy, we perform ongoing credit evaluations of our customers, and we have not required collateral from any customer. To date, we have not experienced significant bad debts. Accordingly, we have not established an allowance for doubtful accounts at either September 30, 2010 or December 31, 2009. If the financial condition of any of our significant customers was to deteriorate and result in an impairment of their ability to make payments owed to us, an allowance for doubtful accounts may be required which could have a material effect on earnings in the period of any such adjustment. Customers which represented greater than 10% of our accounts receivable balance at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
AmerisourceBergen Drug Corporation	68%	29%
Metro Medical Supply, Inc.	14%	20%
Dialysis Clinics, Inc.	—	15%
Liberty Dialysis, LLC	—	10%
Satellite Healthcare, Inc.*	—	10%

*      During 2009, our Chief Executive Officer was a member of the Board of Directors of Satellite Healthcare, Inc. but resigned from that position in March 2010. At December 31, 2009, we had a receivable of approximately $2.8 million from this customer. In addition, during the three months ended March 31, 2010, we recognized approximately $1.0 million in revenues from this customer.

E.              Inventories

Our major classes of inventories were as follows at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009

Raw materials	$3,078	$1,584
Work in process	1,931	1,169
Finished goods	11,781	6,326
Finished goods held by others	36	336
Total inventories	$16,826	$9,415

Finished goods inventory held by others primarily relates to inventories held by dialysis organizations to which we shipped Feraheme under our Launch Incentive Program. Agreements entered into under this program provided certain customers with extended payment terms and expanded rights of return. As a result, in accordance with current accounting and reporting standards related to revenue recognition, we have deferred both the recognition of revenues and the costs of the inventory sold under this program and presented inventories held by others as a separate component of our overall inventory as of September 30, 2010 and December 31, 2009. Also included in finished goods inventory at September 30, 2010 is approximately $1.5 million of inventory produced in second source facilities for which we are awaiting regulatory approval.

Equity-based compensation of $0.6 million and $0.2 million was capitalized into inventory for the nine months ended September 30, 2010 and 2009, respectively.

F.              Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009

Land	$360	$360
Buildings and improvements	10,915	10,356
Laboratory and production equipment	7,378	6,839
Furniture and fixtures	4,511	4,345
Construction in process	1,004	1,294
Total property, plant and equipment	24,168	23,194
Less - accumulated depreciation	(12,432)	(10,777)
Property, plant and equipment, net	$11,736	$12,417

G.            Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the nine months ended September 30, 2010, we recognized a $0.5 million current federal income tax benefit, which was the result of our recognition of corresponding income tax expense associated with the increase in the value of certain securities that we carried at fair market value during the same period. This income tax expense was recorded in other comprehensive income. For the nine months ended September 30, 2009, we recognized a current federal income tax benefit of $0.2 million associated with U.S. research and development tax credits against which we had previously provided a full valuation allowance, but which became refundable as a result of legislation passed in February 2009. Due to the uncertainty surrounding realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

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

	As of September 30,
	2010	2009
Options to purchase shares of common stock	2,631	2,671
Shares of common stock issuable upon the vesting of restricted stock units	206	216
Total	2,837	2,887

The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(16,996)	$(22,062)	$(61,373)	$(74,939)
Weighted average common shares outstanding	21,085	17,117	20,700	17,059
Net loss per share:
Basic and diluted	$(0.81)	$(1.29)	$(2.96)	$(4.39)

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

As of September 30, 2010, we have granted options and restricted stock units covering 2,948,525 shares of common stock under our 2007 Plan, of which 597,531 stock options and 36,666 restricted stock units have expired or terminated, and of which 35,338 options have been exercised and 59,750 shares of common stock have been issued pursuant to restricted stock units that became fully vested. The number of stock options and restricted stock units outstanding under this plan as of September 30, 2010 was 2,015,925 and 203,315, respectively. The remaining number of shares available for future grants as of September 30, 2010 was 1,363,012, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise. All outstanding stock options granted under our 2007 Plan have an exercise price equal to the closing price of our common stock on the grant date and a ten-year term.

In May 2010, our Board of Directors, or Board, approved a revised Non-Employee Director Compensation Policy, which establishes compensation to be paid to non-employee directors. Pursuant to this revised policy, in May 2010 the Board granted the Chairman of our Board stock options to purchase 10,000 shares of our common stock and restricted stock units covering 5,000 shares of our common stock under the 2007 Plan. In addition, each of the non-employee members of the Board other than the Chairman were granted stock options to purchase 5,000 shares of our common stock and restricted stock units covering 2,500 shares of our common stock under the 2007 Plan; provided that the foregoing awards were pro-rated for those non-employee directors who had served on the Board for less than one year prior to the date of grant. Each of the foregoing grants vests monthly in twelve equal installments beginning on June 1, 2010, provided that delivery of the shares of common stock underlying the foregoing restricted stock unit grants is deferred until the earlier of the third anniversary of the grant date and the date of the director’s separation from service from the Board. Each stock option granted to the non-employee members of the Board has an exercise price per share equal to the fair market value of a share of our common stock on the grant date and has a ten-year term.

Amended and Restated 2000 Stock Plan

As of September 30, 2010, we have granted stock options and restricted stock units covering 2,182,700 shares of common stock under the 2000 Plan, of which 508,822 stock options and 1,500 restricted stock units have expired or terminated, and of which 1,015,018 stock options have been exercised and 39,500 shares of common stock have been issued pursuant to restricted stock units that became fully vested. The remaining number of shares underlying outstanding stock options and restricted stock units pursuant to the 2000 Plan as of September 30, 2010 was 614,860 and 3,000, respectively. All outstanding stock options granted under the 2000 Plan have an exercise price equal to the closing price of our common stock on the grant date. In November 2007, the 2000 Plan was succeeded by our 2007 Plan and, accordingly, no further grants may be made under this plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

2010 Employee Stock Purchase Plan

In May 2010, our stockholders approved our 2010 ESPP as the successor to and continuation of our 2006 Employee Stock Purchase Plan. The 2010 ESPP authorizes the issuance of up to 100,000 shares of our common stock to eligible employees. Currently, eligible employees may purchase shares (subject to certain plan and/or income tax limitations) in semi-annual offerings through payroll deductions of up to an annual maximum of 10% of the employee’s total compensation, as defined by the Board. The purchase price per share is the lesser of 85% of the fair market value of our common stock on the first and last day of the plan period. As of September 30, 2010, no shares have been issued under our 2010 ESPP.

Equity-based compensation expense

Equity-based compensation expense, net of amounts capitalized into inventory, as of the three and nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of product sales	$100	$—	$300	$—
Research and development	158	1,162	2,696	3,498
Selling, general and administrative	1,242	2,845	7,740	8,134
Total equity-based compensation expense	$1,500	$4,007	$10,736	$11,632

Because equity-based compensation expense is based on awards ultimately expected to vest, we must make certain judgments about whether employees and directors will complete the requisite service period. Accordingly, we reduce the compensation expense being recognized to account for estimated forfeitures, which are based on historical experience. Under the current accounting guidance, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As part of our regular review procedures, during the three months ended September 30, 2010 we updated our analysis of our historical forfeiture experience. Based upon this analysis, we determined that our expected forfeiture rate will be higher than what we had previously estimated, in part due to the expected impact of our October 2010 corporate restructuring, as further discussed in Note M - Subsequent Events. Accordingly, we applied this higher forfeiture rate to all of our outstanding awards as of September 30, 2010, which had the effect of reducing equity-based compensation expense by $3.2 million for the three months ended September 30, 2010, of which $1.3 million related to the expected impact of our recently announced corporate restructuring. This reduction in equity-based compensation expense had an impact of $0.15 and $0.16 per both basic and diluted shares for the three and nine months ended September 30, 2010, respectively.

Equity-based compensation of $0.6 million and $0.2 million was capitalized into inventory for the nine months ended September 30, 2010 and 2009, respectively. Capitalized equity-based compensation is recognized into cost of product sales when the related product is sold.

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

K.            Commitments and Contingencies

Legal Proceedings

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010. The amended complaint alleges that we and our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in the offering of stock referenced below violated the federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. The Court has not set a trial date for this matter. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. We have not recorded an estimated liability associated with this legal proceeding as we do not believe that such a liability is probable and estimable.

We may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the complaint described above, we are not aware of any material claims against us at September 30, 2010.

L.             Collaborative Agreements

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda. Under the Takeda Agreement, we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in Europe, Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey, or collectively, the Licensed Territory.

As provided under the Takeda Agreement, except under limited circumstances, we have retained the right to manufacture Feraheme and, accordingly, are responsible for supply of Feraheme to Takeda. We are also responsible for conducting, and bearing the costs related to, certain predefined clinical studies with the costs of future modifications or additional studies to be allocated between the parties according to an agreed upon cost-sharing mechanism, which provides for a cap on such costs. In April 2010, we received a $60.0 million upfront payment from Takeda, which we recorded as deferred revenue. In addition, we may receive a combination of regulatory approval and performance-based milestone payments, reimbursement of certain out-of-pocket regulatory and clinical supply costs, as well as defined payments for supply of Feraheme, and tiered double-digit royalties on net product sales by Takeda in the Licensed Territory. The milestone payments may over time total up to approximately $220.0 million. Of the $220.0 million in potential milestone payments, we have determined that any payments which may become due upon approval by certain regulatory agencies will be deemed substantive milestones and, therefore, will be accounted for as revenue in the period in which they are achieved. All remaining milestone payments will be accounted for in accordance with our revenue attribution method for the upfront payment as defined below.

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

When multiple deliverables are combined and accounted for as a single unit of accounting, we base our revenue recognition pattern on the last to be delivered element. With respect to the combined unit of accounting, our obligation to provide access to our future know-how and technological improvements is the final deliverable and is an obligation which exists throughout the term of the Takeda Agreement. Because we cannot reasonably estimate the total level of effort required to complete the obligations under the combined deliverable, we are recognizing the entire $60.0 million upfront payment as well as any milestone payments that are achieved and not deemed to be substantive milestones into revenues on a straight-line basis over a period of ten years, which represents the current patent life of Feraheme and our best estimate of the period over which we will substantively perform our obligations. The potential milestone payments that may be received in the future will be recognized into revenue on a cumulative catch up basis when they become due and payable.

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

Revenues related to the combined unit of accounting and any reimbursement revenues are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations. During the three and nine months ended September 30, 2010, we recorded $1.5 million and $3.0 million associated with the upfront payment and $0.2 million and $1.2 million associated with other reimbursement revenues in our condensed consolidated statements of operations, respectively. Payments to be received for supply of the drug product and royalties will be recorded in product sales and royalties in our condensed consolidated statement of operations. We did not record any revenue for this accounting unit in our condensed consolidated statement of operations during either the three or nine months ended September 30, 2010.

In 2008, we entered into a Collaboration and Exclusive License Agreement, or the 3SBio License Agreement, and a Supply Agreement, or the 3SBio Supply Agreement, with 3SBio Inc., or 3SBio, for the development and commercialization of Feraheme as an IV iron replacement therapeutic agent in China. The 3SBio License Agreement grants 3SBio an exclusive license for an initial term of thirteen years to develop and commercialize Feraheme as a therapeutic agent in China for an initial indication for the treatment of IDA in patients with CKD, and an option to expand into additional therapeutic indications. In consideration of the grant of the license, we received an upfront payment of $1.0 million, the recognition of which has been deferred and is being recognized under the proportional performance methodology as we supply Feraheme to 3SBio over the thirteen year initial term of the agreement. We are eligible to receive certain other specified milestone payments upon regulatory approval of Feraheme in China for CKD and other indications. We are also entitled to receive tiered royalties of up to 25% based on sales of Feraheme by 3SBio in China. We retained all manufacturing rights for Feraheme. In addition, pursuant to the 3SBio Supply Agreement, 3SBio has agreed to purchase from us, and we have agreed to supply to 3SBio, Feraheme at a predetermined supply price for clinical and commercial use in connection with 3SBio’s development and commercialization obligations described above for so long as the 3SBio License Agreement is in effect. To date we have not provided 3SBio with any significant product under the 3SBio Supply Agreement.

M.   Subsequent Events

In October 2010, we announced a corporate restructuring, including a workforce reduction plan, pursuant to which we will reduce our workforce by 24%, or 68 positions. We communicated our decision to our employees on October 28, 2010. As a result of the reduction in our workforce, we currently estimate that we will record restructuring charges of approximately $2.7 million, the majority of which is expected to be incurred in the fourth quarter of 2010. These restructuring charges consist of approximately $2.6 million relating to employee severance benefits and approximately $0.1 million relating to other charges, including certain costs associated with automobile lease terminations. We expect that most of such amounts will be paid within the next twelve months. Our estimated restructuring charges are based on a number of assumptions. Actual results may differ materially and additional charges not currently expected may be incurred in connection with, or as a result of, these reductions. We expect the majority of the workforce reduction to be completed by the end of the fourth quarter of 2010 with any remaining positions being eliminated in the first half of 2011. During the three months ended September 30, 2010, we reversed approximately $1.6 million in equity-based and other compensation expense due to the impact of our reduction in workforce upon both the estimated forfeiture rate applied to our equity awards as well as certain other estimated accrued compensation costs.

On November 2, 2010, we received a Civil Investigative Demand, or CID, from the U.S. Department of Justice pursuant to the federal False Claims Act. The CID requires the delivery of documents and testimony to the United States Attorney’s Office in Boston, Massachusetts, relating to allegations that we caused the submission of false claims to Federal health care programs. We intend to cooperate with the Department of Justice with respect to this investigation. No assurance can be given as to the timing or outcome of this investigation.

In addition, we recently received correspondence from a supplier with whom we have an agreement related to the supply of a certain material used in the production of Feraheme. This correspondence suggests that we are in violation of the terms of the agreement. We intend to vigorously defend against any such allegations, but are currently unable to predict the outcome or reasonably estimate the range of potential loss.

N.            Recently Issued and Proposed Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements, or ASU 2010-06, which amends ASC 820, Fair Value Measurements and Disclosure. ASU 2010-06 requires additional disclosure related to transfers in and out of Levels 1 and 2 and the activity in Level 3. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, this guidance requires a reporting entity to present separately information about purchases, sales issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This accounting standard was effective for interim and annual reporting periods beginning after December 31, 2009 other than for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures will be effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. We adopted all provisions of this pronouncement during the first quarter of 2010, except for those related to the disclosure of disaggregated Level 3 activity. Since this guidance only amends required disclosures in our condensed consolidated financial statements, it did not have an effect upon our financial position or results of operations. We do not expect the adoption of the remaining provisions of this amendment to have a significant impact on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included within Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was generally deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively to January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. We do not currently expect this guidance to have a significant impact on our condensed consolidated financial statements, however, it will likely impact us in the future if we complete any future transactions or if we enter into any material modifications to any of our existing collaborations.

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

Examples of forward-looking statements contained in this report include statements regarding the following: our expectations regarding our intended development and commercialization of Feraheme® (ferumoxytol) Injection, the possibility that the FDA could mandate changes to the Feraheme label or take other actions that differ from our expectations, our expectations regarding the success of our collaboration with Takeda Pharmaceutical Company Limited, our plan to conduct four pediatric studies and the expected timing and design of these studies, the intended timing and design of our global studies of Feraheme for the treatment of iron deficiency anemia in a broad range of patients, the design of our post-approval trial to assess the safety and efficacy of Feraheme compared to an intravenous iron sucrose product in chronic kidney disease patients, our plan to conduct and the design of a post-approval trial to assess the safety and efficacy of repeat, episodic Feraheme administration for the treatment of persistent or recurrent iron deficiency anemia, our statement that our partner in China, 3SBio Inc., plans to conduct a Feraheme clinical study in China, our expectation that sales of GastroMARK will not change materially, our expectation that Feraheme sales in the dialysis segment will continue to decline, our expectation regarding our future revenues, including expected Feraheme revenues under the Launch Incentive Program, Takeda collaboration and 3SBio collaboration revenues and our expectation to partly fund our future operations with Feraheme revenues, our expectation that our reserves as a percentage of gross sales will increase during the remainder of 2010, our expectation that we will issue a $1.1 million refund to one of our customers, our expectation that during 2010 and into the future our net sales as a percentage of gross sales will be negatively affected as a result of recently enacted healthcare legislation, the potential impact on our net product sales of the recently enacted Centers for Medicare & Medicaid Services prospective payment system and other healthcare legislation, our expectation regarding milestone payments we may receive from Takeda Pharmaceutical Company Limited, our expectation that our costs of product sales will increase, our expectation regarding the level of our research and development expenses for the remainder of 2010, our expectations regarding the amount of external expenses and the timing of our planned research and development projects, our expectation regarding the level of our selling, general and administrative expenses for the remainder of 2010, our expectation regarding our dividend and interest income, our expectations regarding our short- and long-term liquidity and capital requirements and our ability to finance our operations, our expectations regarding our future cash flows, our belief that the decline in the value of our auction rate securities is temporary and that we will ultimately be able to liquidate these investments without significant loss, our estimates of the restructuring charges relating to our workforce reduction and our expectations that the majority of our workforce reduction will be completed by the end of the fourth quarter of 2010, our belief that the allegations asserted against us in the class action lawsuit are without merit, our expectation regarding the impact of the adoption of future accounting guidance on our financial statements, and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.

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

Business

Overview

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a biopharmaceutical company focused on the development and commercialization of a therapeutic iron compound to treat iron deficiency anemia, or IDA. Our principal source of revenue is from the sale of Feraheme® (ferumoxytol) Injection for intravenous, or IV, use, which was approved for marketing in the U.S. in June 2009 by the U.S. Food and Drug Administration, or the FDA, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with chronic kidney disease, or CKD.

We market and sell Feraheme through our own commercial organization, including a specialized sales force and account management and reimbursement teams. We began commercial sale of Feraheme in July 2009 and sell Feraheme primarily to authorized wholesalers and specialty distributors. Feraheme is approved for use by both dialysis and non-dialysis dependent CKD patients. As a result of the recently enacted prospective payment system for dialysis services that will be effective January 1, 2011, our sales in the dialysis segment have begun to decline at a rate quicker than our growth in the non-dialysis CKD segment. Consequently, our strategy is now primarily focused on growing the utilization of Feraheme in non-dialysis dependent CKD patients with IDA in the U.S., specifically in hematology, oncology, hospital and nephrology office sites of care, where a large number of such patients are treated.

In October 2010, we announced a corporate restructuring, including a workforce reduction plan pursuant to which we will reduce our workforce by 24%, or 68 positions. As a result of this reduction in our workforce, we currently estimate that we will record restructuring charges of approximately $2.7 million, the majority of which is expected to be incurred in the fourth quarter of 2010. These estimated restructuring charges consist of approximately $2.6 million relating to employee severance benefits and approximately $0.1 million relating to other charges, including certain costs associated with automobile lease terminations. Our estimated restructuring charges are based on a number of assumptions. Actual results may differ materially and additional charges not currently expected may be incurred in connection with, or as a result of, these reductions. We expect the majority of the workforce reduction to be complete by the end of the fourth quarter of 2010 with any remaining positions being eliminated in the first half of 2011. During the three months ended September 30, 2010, we reversed approximately $1.6 million in equity-based and other compensation expense due to the impact of our reduction in workforce upon both the estimated forfeiture rate applied to our equity awards as well as certain other estimated accrued compensation costs.

At our request, we met with the FDA in September 2010 regarding the FDA’s creation of a Tracked Safety Issue for Feraheme in the FDA’s Document Archiving, Reporting and Regulatory Tracking System related to potential safety signals of cardiac disorders in patients receiving Feraheme. Of the estimated more than 155,000 patient exposures through October 4, 2010 in the post-marketing environment, 146 cases of serious adverse events have been reported, an estimated reporting rate of less than 0.1%. The per patient serious adverse event rate contained in the U.S. package insert is 0.2%. We believe that the estimated reporting rate of serious adverse events by exposure in the post-marketing environment is consistent with the per patient serious adverse event rate contained in the U.S. package insert. However, life-threatening and fatal events, including hypersensitivity and cardiac events, have been reported after Feraheme administration in the post-marketing environment. We are currently in discussions with the FDA regarding potential changes to the Feraheme package insert. Specific changes being discussed include, a boxed warning to highlight the risks observed in the post-marketing environment and an extension of the observation period following Feraheme administration. Depending on the outcome of our discussions with the FDA, the potential changes to the Feraheme package insert could have an adverse impact on future sales of Feraheme.

In the past, we have devoted substantially all of our resources to our research and development programs and, more recently, we have incurred substantial costs related to the commercialization of Feraheme. Prior to the commercial launch of Feraheme, we financed our operations primarily from the sale of our equity securities, cash generated by our investing activities, and payments from our strategic partners. At September 30, 2010, our accumulated deficit was approximately $343.1 million. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an iron replacement therapeutic in CKD patients in the U.S. and to further develop Feraheme for additional indications and in countries outside of the U.S. In the second half of 2009, we began to derive revenues from product sales of Feraheme. We currently expect to fund our future operations in part from revenue from sales of Feraheme in addition to payments from our strategic partners, cash generated by our investing activities, and the sale of our equity securities, if necessary. As of September 30, 2010, our cash, cash equivalents and investments totaled $308.0 million.

Takeda Collaboration

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda. Under the Takeda Agreement, we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in Europe, Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey, or collectively, the Licensed Territory. Under the Takeda Agreement we are initially responsible for the regulatory application for Feraheme in the EU, Switzerland and Canada with Takeda responsible for registrational filings in all other regions covered by the agreement.

Clinical Development

We continue to advance our Feraheme clinical development program in adults by conducting two Phase III multi-center clinical trials to assess Feraheme for the treatment of IDA in a broad range of patients, which may include women with abnormal uterine bleeding, or AUB, patients with cancer and gastrointestinal diseases and postpartum women, for whom oral iron is unsatisfactory. In June 2010, we initiated a double blind, placebo-controlled study which will assess the efficacy and safety of two doses of 510 milligrams each of Feraheme compared to placebo in a total of approximately 800 patients with IDA. We have also initiated an open label, active-controlled study to assess the efficacy and safety of two doses of 510 milligrams each of Feraheme compared to a total dose of 1,000 milligrams of an IV iron sucrose product in a total of approximately 600 patients with IDA. Further, an open label extension study is currently enrolling patients from the placebo controlled study who will be followed for six months and will be eligible to receive two doses of 510 milligrams each of Feraheme whenever they meet treatment criteria.

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

In connection with our responsibilities under the Takeda Agreement, in June 2010 we submitted our Marketing Authorization Application, or MAA, for Feraheme for the treatment of IDA in CKD patients with the European Medicines Agency, or EMA. We have since been notified that the submission was deemed valid by the EMA and have recently received the Day 120 List of Questions from the EMA’s Committee for Medicinal Products for Human Use. We are currently evaluating the questions and our potential responses and will likely request an extension to respond to the questions. Our Pediatric Investigation Plan, which was approved by the EMA in December 2009, includes the two pediatric studies needed to meet our Pediatric Research Equity Act requirement and two additional pediatric studies requested by the EMA. To further support our MAA, we have initiated a global, randomized, multi-center, active controlled post-approval trial with approximately 150 adult CKD patients with IDA, both on dialysis and not on dialysis. This study will assess the safety and efficacy of two doses of 510 milligrams each of Feraheme compared to a total dose of 1,000 milligrams of an IV iron sucrose product.

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

In the second quarter of 2010, we completed enrollment of our 108 patient Phase II study of Feraheme in vascular-enhanced magnetic resonance imaging, or MRI, for the detection of clinically significant arterial stenosis or occlusion, or the narrowing or blocking of arteries. After a commercial review of the imaging market opportunity and an assessment of the development costs that would be required to gain U.S. approval, we have decided to discontinue this program and focus all of our resources on Feraheme as a therapeutic agent.

Other revenue sources

We also manufacture and sell GastroMARK®, an oral contrast agent used for delineating the bowel in MRI, which is approved and marketed in the U.S., Europe, and other countries through our marketing partners. Sales of GastroMARK by our marketing partners have been at their current levels for the last several years, and we do not expect sales of GastroMARK to change materially.

Results of Operations for the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

Revenues

Total revenues were $16.9 million and $3.0 million for the three months ended September 30, 2010 and 2009, respectively, representing an increase of approximately $13.9 million. The increase in revenues was primarily due to increased product sales of Feraheme which was approved by the FDA and first commercialized in July 2009.

The following table sets forth customers who represented 10% or more of our revenues for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
AmerisourceBergen Drug Corporation	45%	54%
Metro Medical Supply, Inc.	12%	20%
Takeda Pharmaceutical Company Limited	10%	—

Our revenues for the three months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Product sales, net	$15,173	$3,009	$12,164	>100%
License fee and other collaboration revenues	1,684	—	1,684	N/A
Royalties	35	12	23	>100%
Total	$16,892	$3,021	$13,871	>100%

Net Product Sales

Net product sales for the three months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Feraheme	$15,091	$2,931	$12,160	>100%
GastroMARK	82	78	4	5%
Total	$15,173	$3,009	$12,164	>100%

The $12.2 million increase in net product sales was primarily due to increased gross product sales of Feraheme to wholesalers and distributors as a result of increased adoption of Feraheme by new end user customers as well as continued or increased use by existing end user customers in 2010 as compared to the early part of the Feraheme launch in 2009. Our net product sales are comprised of gross product sales, reduced by product sales allowances and accruals. Our gross product sales increased from $4.0 million during the three months ended September 30, 2009 to $21.1 million during the three months ended September 30, 2010.

Feraheme is sold commercially in units comprised of 510 milligram vials. The $17.1 million increase in Feraheme gross product sales was due to greater total vial sales of Feraheme. Included in the $17.1 million increase was approximately $2.2 million of gross product sales related to previously deferred revenues recorded under our Launch Incentive Program. In addition, our net product sales were affected by a $5.0 million increase in allowances for governmental and other rebates, discounts and chargebacks, sales returns and wholesaler management fees during the three months ended September 30, 2010 as compared to 2009. This $5.0 million increase in product sales allowances and accruals was primarily driven by greater sales of Feraheme, higher customer rebates, chargebacks and pricing discounts as well as an increase in Medicaid rebates due to changes in the scope and amount of Medicaid rebates established by U.S. healthcare reform legislation that was enacted in March 2010.

Our net product sales may fluctuate from period to period as a result of a number of factors, including but not limited to the following:

•                  wholesaler demand forecasts and buying decisions as well as end user demand, which can create uneven purchasing patterns by our customers;

•                  changes or adjustments to our reserves or changes in the timing or availability of government or customer discounts, rebates and incentives;

•                  changes in the actual or perceived safety profile of Feraheme, which could cause customers to reduce or discontinue their use of Feraheme; and

•                  the expansion or contraction of the overall IV iron market.

Our net product sales may also fluctuate from period to period due to the enactment of or changes in legislation that impact third-party reimbursement coverage and pricing. For example, in July 2010, the Centers for Medicare & Medicaid Services, or CMS, published a final rule establishing the new prospective payment system for dialysis services provided to Medicare beneficiaries who have end stage renal disease, or ESRD, which will likely lower utilization of Feraheme in this patient population and consequently adversely affect our Feraheme sales in the dialysis setting. We began to see the impact of this legislation in the three months ended September 30, 2010 as our sales in the dialysis setting contracted, a trend that we anticipate will continue in the future. Separately, in March 2010, U.S. healthcare reform legislation was enacted and contained several provisions which impact our business. Although many provisions of the new legislation did not take effect immediately, several provisions became effective in the first quarter of 2010, including the following:

•                  an increase from 15.1% to 23.1% in the minimum statutory Medicaid rebate to states participating in the Medicaid program;

•                  an extension of the Medicaid rebate to drugs dispensed to Medicaid beneficiaries enrolled with managed care organizations; and

•                  an expansion of the 340(B) Public Health Services drug pricing program, which provides drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers in an outpatient setting.

Under this new healthcare legislation, beginning in 2011, we may incur our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon Feraheme’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and other related government agencies) made during the previous year and adjusted based on the amount of Feraheme sales. The aggregated industry wide fee is expected to range from $2.5 billion to $4.1 billion annually. Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants, such as the calculation and allocation of the annual fee on branded prescription drugs.

We expect that during the remainder of 2010 and into the future, our net sales as a percentage of gross sales will continue to be negatively affected as a result of certain aspects of the recently enacted healthcare legislation, specifically, the increase in the minimum Medicaid rebates and the expansion to whom such rebates may potentially apply. It is likely that the effect of this legislation and the final CMS rule regarding the prospective payment system could further adversely impact our future revenues, however, we are still assessing the full extent of the future impact on our business of this legislation and the final CMS rule.

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

An analysis of our product sales allowances and accruals for the three months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Product sales allowances and accruals:
Discounts and chargebacks	$1,218	$142
Government and other rebates	4,383	779
Returns	359	79
Total product sales allowances and accruals	$5,960	$1,000

Total net product sales	$15,173	$3,009

Total gross product sales	$21,133	$4,009

Total product sales allowances and accruals as a percent of total gross product sales	28%	25%

Product sales allowances and accruals are primarily comprised of both direct and indirect fees, discounts and rebates and provisions for estimated product returns. Direct fees, discounts and rebates are contractual fees and price adjustments payable to wholesalers, specialty distributors and other customers that purchase products directly from us. Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as certain dialysis organizations, physicians, clinics, hospitals, and GPOs that typically do not purchase products directly from us but rather from wholesalers and specialty distributors. In accordance with guidance related to accounting for fees and consideration given by a vendor to a customer (including a reseller of a vendor’s products), these fees, discounts and rebates are presumed to be a reduction of the selling price of Feraheme. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities and are generally recorded in the same period that the related revenue is recognized. We estimate product sales allowances and accruals using either historical, actual and/or other data, including estimated patient usage, applicable contractual rebate rates, contract performance by the benefit providers, other current contractual and statutory requirements, historical market data based upon experience of other products similar to Feraheme, specific known market events and trends such as competitive pricing and new product introductions and current and forecasted customer buying patterns and inventory levels, including the shelf life of Feraheme. As part of this evaluation, we also review changes to federal and other legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends. Reserve estimates are evaluated quarterly and may require adjustments to better align our estimates with actual results.

An analysis of the amount of, and change in, reserves for the nine months ended September 30, 2010 is as follows (in thousands):

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2010	$499	$5,194	$463	$6,156
Current provisions relating to sales in current year	3,035	12,200	1,007	16,242
Other provisions relating to deferred revenue	—	(968)	—	(968)
Adjustments relating to sales in prior year	—	(283)	(71)	(354)
Payments/returns relating to sales in current year	(2,439)	(6,196)	—	(8,635)
Payments/returns relating to sales in prior year	(499)	(2,105)	—	(2,604)
Balance at September 30, 2010	$596	$7,842	$1,399	$9,837

During the nine months ended September 30, 2010, our product sales allowances and accruals reflected an increase in statutory minimum rebate rates related to Medicaid allowances from 15.1% to 23.1% pursuant to recently enacted healthcare legislation. In addition, we reduced our product sales allowances and accruals by $0.4 million for changes in estimates relating to sales in the prior year. These adjustments were primarily caused by a reduction, during the first quarter of 2010, in our estimates of Medicaid utilization across Feraheme customer classes based on additional data, including information regarding Medicaid claims experience for comparable products. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. If actual future results vary from our estimates, we may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.

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

•                  changes in legislation, such as the recent healthcare legislation and final CMS rule regarding the prospective payment system;

•                  the percentage of total revenues in each period which are the result of utilization by customers who purchased Feraheme directly from us at the discounted pricing under our Launch Incentive Program; and

•                  adjustments and refinements to our prior estimates and assumptions.

Overall, we expect that our reserves as a percent of gross sales will increase during the remainder of 2010 due primarily to our efforts to increase adoption and utilization of Feraheme, our efforts to address continuing reimbursement and competitive pricing pressures, as well as the expected customer mix and utilization rates, all of which will negatively affect our future net product sales.

Because Feraheme has been commercialized in the U.S. for a relatively short period of time, there are a number of factors that continue to make it difficult to predict the magnitude of future Feraheme sales, including but not limited to, the magnitude and timing of adoption of Feraheme by physicians, hospitals, dialysis clinics, and other healthcare payors and providers, the effect of federal and other legislation such as the recent healthcare legislation and final CMS rule regarding the prospective payment system, the inventory levels maintained by Feraheme wholesalers, distributors and other customers, the frequency of re-orders by existing customers, the timing and magnitude of revenues recognized under our Launch Incentive Program, the impact of any actual or perceived safety issues with Feraheme, the impact of any potential additional warnings, restrictions, or other changes required to be made to the Feraheme package insert, and the impact of and any actions taken by us or our competitors to address pricing and reimbursement considerations related to Feraheme or products that compete with Feraheme. As a result of these and other factors, future Feraheme sales could vary significantly from quarter to quarter and, accordingly, our Feraheme net product revenues in previous quarters may not be indicative of future Feraheme net product revenues.

Deferred Revenue - Launch Incentive Program

During the third quarter of 2009, certain dialysis organizations purchased Feraheme from us under our Launch Incentive Program. These purchases were made under agreements which provided these customers with an opportunity to purchase Feraheme directly from us through September 30, 2009 at discounted pricing and further provided for extended payment terms and expanded rights of return. As a result, in accordance with current accounting guidance which requires that we defer recognition of revenues until we can reasonably estimate returns related to those purchases, we have deferred the recognition of revenues associated with these purchases until our customers report to us that such inventory has been utilized in their operations.

Any purchases made under the Launch Incentive Program that are returned to us will not be recorded as revenue, and, if necessary, we will issue a refund to the customer. For example, one of our Launch Incentive Program customers informed us that its rate of Feraheme utilization has been less than originally anticipated and that it will return to us any remaining unused inventory by year end. During the three months ended September 30, 2010, this customer returned a portion of its Feraheme inventory to us, which had no impact on our net loss as we reduced any remaining receivables and the corresponding deferred revenues associated with this customer. As of September 30, 2010, this customer held Feraheme inventory representing approximately $1.3 million out of the total $2.0 million of remaining deferred net Feraheme revenues associated with our Launch Incentive Program. In October 2010, this same customer returned to us an additional portion of the inventory it held. Accordingly, we expect to issue a refund to this customer of approximately $1.1 million during the fourth quarter of 2010, which will have no impact on our results of operations as this will reduce the deferred revenues associated with this customer.

Because the majority of customers who participated in the Launch Incentive Program have fully utilized the Feraheme purchased under the program, we expect that total revenues recognized under the Launch Incentive Program will significantly decrease in the future. In addition, because we are unable to reasonably estimate the amount of inventory that may be returned under this program, as well as the timing of any such returns, we cannot provide any assurance that any amounts currently reported as deferred revenue will be recorded as product revenues in our future condensed consolidated statements of operations.

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the three months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Deferred license fee revenues recognized in connection with the Takeda Agreement	$1,548	$—	$1,548	N/A
Reimbursement revenues recognized in connection with the Takeda Agreement	136	—	136	N/A
Total	$1,684	$—	$1,684	N/A

All of our license fee and other collaboration revenues for the three months ended September 30, 2010 related to revenue recognized under the Takeda Agreement, which we entered into in March 2010. Under the Takeda Agreement, we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in the Licensed Territory. During the three months ended September 30, 2010, we recorded $1.6 million of revenues associated with the amortization of $61.0 million of deferred revenues recorded in connection with the Takeda Agreement. The $61.0 million of deferred revenues was comprised of a $60.0 million upfront payment which we received from Takeda in April 2010, as well as approximately $1.0 million reimbursed to us in the three months ended September 30, 2010 for certain expenses incurred prior to entering the agreement, which we considered an additional upfront payment. In addition to these amounts, we may receive a combination of regulatory approval and performance-based milestone payments, reimbursement of certain out-of pocket regulatory and clinical supply costs, defined payments for supply of Feraheme, and tiered double-digit royalties on net product sales by Takeda in the Licensed Territory. The milestone payments may over time total up to approximately $220.0 million. We are recognizing the entire $61.0 million of deferred revenues and will also recognize that portion of the $220.0 million of potential milestone payments that are achieved and are not deemed to be substantive milestones into revenues on a straight-line basis over a period of ten years, which represents the current patent life of Feraheme and our best estimate of the period over which we will substantively perform our obligations. Potential milestone payments will be recognized into revenue on a cumulative catch up basis if and when they become due and payable. Of the $220.0 million in potential milestone payments, we have determined that any payments which may become due upon approval by certain regulatory agencies will be deemed substantive milestones and, therefore, will be accounted for as revenue in the period in which they are achieved. All remaining milestone payments will be accounted for in accordance with our revenue attribution method for the upfront payment as defined above.

In addition, under the terms of the Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs associated with carrying out our regulatory and clinical research services under the agreement. Because we are acting as the principal in carrying out these activities, any reimbursement payments received from Takeda will be recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations to match the costs that we incur during the period in which we perform those activities. During the three months ended September 30, 2010, we recorded $0.1 million of revenues associated with the reimbursement of certain out-of pocket regulatory and clinical supply costs.

In May 2008, we entered into a Collaboration and Exclusive License Agreement, or the 3SBio License Agreement, with 3SBio for the development and commercialization of Feraheme as an IV iron replacement therapeutic agent in China. In consideration of the grant of the license, we received an upfront payment of $1.0 million, the recognition of which has been deferred and is being recognized under the proportional performance methodology as we supply Feraheme to 3SBio over the thirteen year initial term of the agreement. We did not record any revenues associated with our agreement with 3SBio during the three months ended September 30, 2010 or 2009 and do not expect license revenues under this agreement to be significant for the remainder of 2010.

Costs and Expenses

Cost of Product Sales

We incurred $2.3 million and $0.1 million in cost of product sales, or 15% and 4%, of net product sales, during the three months ended September 30, 2010 and 2009, respectively, which were comprised primarily of manufacturing costs associated with Feraheme. The $2.2 million increase in our cost of product sales was attributable to an increase in the average per vial cost as well as an increase in the total number of vials sold during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The per vial cost to manufacture Feraheme was higher during the three months ended September 30, 2010 due to higher general production costs. In addition, our per vial production costs were lower in 2009 as compared to 2010 because a larger portion of the costs of Feraheme sold during 2009 had been previously expensed as a result of our policy to expense costs associated with the manufacture of our products prior to the June 2009 FDA approval of Feraheme. The increase in cost of product sales during the three months ended September 30, 2010 was also partially due to certain idle capacity costs at our Cambridge, Massachusetts manufacturing facility which resulted from reduced production activity caused by our alignment of production volumes during the three months ended September 30, 2010 with current and expected Feraheme sales levels.

We continue to hold Feraheme inventory that has been previously expensed, and once such inventory has been fully depleted, we expect our cost of product sales as a percentage of net product sales will continue to increase, reflecting the full manufacturing cost of our inventory. We cannot predict when such previously expensed materials will be fully exhausted, as this will be dependent on the timing and magnitude of Feraheme sales in the U.S. In addition, we expect our cost of product sales as a percentage of net product sales to increase for the remainder of 2010 as we continue to incur idle capacity costs as we continue to realign our production volumes to current and expected Feraheme sales levels, the Feraheme net product sales price decreases, and as we experience other general increases in manufacturing costs.

Research and Development Expenses

Research and development expenses include external expenses, such as costs of clinical trials, contract research and development expenses, certain manufacturing research and development costs, consulting and professional fees and expenses, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of product needed to support research and development efforts, related costs of facilities, and other general costs related to research and development. Where possible, we track our external costs by major project. To the extent that external costs are not attributable to a specific project or activity, they are included in other external costs. Prior to the June 2009 regulatory approval of Feraheme, costs associated with manufacturing process development and the manufacture of the drug product were recorded as research and development expenses. Subsequent to FDA approval, costs associated with the manufacture of Feraheme to be made commercially available in the U.S. are capitalized and recorded as cost of product sales when sold.

Research and development expenses for the three months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA regardless of the underlying cause	$5,550	$—	$5,550	N/A
Feraheme to treat IDA in CKD patients	2,444	177	2,267	>100%
Feraheme as a therapeutic agent, general	169	—	169	N/A
Feraheme as an imaging agent	742	391	351	90%
Feraheme manufacturing process development and materials	893	281	612	>100%
Other external costs	199	254	(55)	-22%
Total	$9,997	$1,103	$8,894	>100%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	3,876	3,844	32	1%
Equity-based compensation expense	158	1,162	(1,004)	-86%
Total	$4,034	$5,006	$(972)	-19%

Total Research and Development Expenses	$14,031	$6,109	$7,922	>100%

Total research and development expenses incurred in the three months ended September 30, 2010 amounted to $14.0 million, an increase of $7.9 million, or greater than 100%, from the three months ended September 30, 2009. The $7.9 million increase primarily reflects an increase in costs as we prepared for and initiated new clinical trials and increased spending on our ongoing clinical trials.

Our external research and development expenses increased by $8.9 million, or greater than 100%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase in our external expenses was due primarily to costs incurred in connection with our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause, which was initiated in June 2010, costs associated with our global clinical study to support our MAA in Europe for the treatment of IDA in CKD patients, costs incurred to prepare for certain of our planned pediatric studies, and costs associated with research and development for new manufacturing processes.

Our internal research and development expenses decreased by $1.0 million, or 19%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease in internal costs was due primarily to the reversal of equity-based compensation expense resulting from an adjustment to our estimated forfeiture rate. As part of our regular review procedures, during the three months ended September 30, 2010, we updated our analysis of our historical forfeiture experience, which took into account current employee turnover as well as the effect of our recently announced corporate workforce reduction, and we determined that our expected equity compensation forfeitures will be higher than we had previously estimated. The application of this higher forfeiture rate to our outstanding awards resulted in a $1.0 million reduction in equity-based compensation expense, of which $0.3 million was related to the expected impact of our recent corporate workforce reduction. In addition, as a result of our workforce reduction and other factors, we also reduced certain accrued compensation costs. This reduction was partially offset by greater costs associated with a 15% increase in headcount from 52 full time equivalents, or FTEs, at September 30, 2009 to 60 FTEs at September 30, 2010.

We expect research and development expenses, excluding costs associated with our recently announced workforce reduction, to continue to increase relative to current levels for the remainder of 2010 primarily due to our continued advancement of our clinical development programs, including studies and activities required under the Takeda Agreement, the absence of equity-based compensation cost reversals, as well as other research and development related functions and activities in support of Feraheme. Factors which will impact the level of our remaining 2010 research and development expenses include the design, timing and pace of enrollment of our clinical trials of Feraheme, including our development program for Feraheme in a broad range of patients with IDA, our trials to support our Feraheme MAA filing with the EMA, our safety and efficacy trial of repeat, episodic Feraheme administration for the treatment of persistent or recurrent IDA, and the timing of initiation and pace of enrollment of our pediatric studies of Feraheme.

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

Through September 30, 2010, we have incurred aggregate external research and development expenses of approximately $12.7 million related to our current program for the development of Feraheme to treat IDA regardless of the underlying cause. We currently estimate that the total remaining external costs associated with the efforts needed to complete this development project will be in the range of approximately $45.0 to $55.0 million over the next several years. This represents a decrease of approximately $5.0 million from our expected range at June 30, 2010, which primarily reflects actual expenses incurred during the three months ended September 30, 2010 in connection with this project.

Through September 30, 2010, we incurred aggregate external research and development expenses of approximately $8.1 million related to our current program for the development of Feraheme to treat IDA in CKD patients. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $43.0 to $53.0 million over the next several years. This represents a decrease of approximately $2.0 million from our expected range at June 30, 2010, which primarily reflects actual expenses incurred during the three months ended September 30, 2010 in connection with this project.

Conducting clinical trials involves a number of uncertainties, many of which are out of our control. Our estimates of external costs associated with our research and development projects could therefore vary from our current estimates for a variety of reasons including but not limited to the following: delays in our clinical trials due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, unanticipated adverse reactions to Feraheme either in commercial use or in a clinical trial setting, inadequate performance or errors by third-party service providers, any deficiencies in the design or oversight of these studies by us, the need to conduct additional clinical trials, any adverse regulatory action or any delay in the submission of any applicable regulatory filing.

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

Selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Compensation, payroll taxes and benefits	$7,927	$8,014	$(87)	-1%
Professional and consulting fees and other expenses	8,817	8,492	325	4%
Equity-based compensation expense	1,242	2,845	(1,603)	-56%
Total	$17,986	$19,351	$(1,365)	-7%

The $1.4 million, or 7%, decrease in selling, general and administrative expenses for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was due primarily to the reversal of equity-based compensation expense resulting from an adjustment to our estimated forfeiture rate. As part of our regular review procedures, during the three months ended September 30, 2010, we updated our analysis of our historical forfeiture experience, which took into account current employee turnover as well as the effect of our recently announced corporate workforce reduction, and we determined that our expected equity compensation forfeitures will be higher than we had previously estimated. The application of this higher forfeiture rate to our outstanding awards resulted in a $2.1 million reduction in equity-based compensation expense, of which $0.9 million was related to the expected impact of our recent corporate workforce reduction. In addition, as a result of our workforce reduction and other factors, we also reduced certain accrued compensation costs. This reduction was partially offset by greater costs associated with an 8% increase in headcount from 178 employees in our selling, general and administrative departments at September 30, 2009 to 193 employees at September 30, 2010.

We expect selling, general and administrative expenses, excluding costs associated with our workforce reduction, to be slightly higher for the remainder of 2010 relative to current levels. This increase will primarily reflect the absence of equity-based compensation cost reversals partially offset by decreased spending resulting from a reduced commercial and administrative infrastructure.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Interest and dividend income, net	$448	$503	$(55)	-11%
Gains (losses) on investments, net	(396)	(319)	(77)	24%
Fair value adjustment of settlement rights	—	321	(321)	-100%
Total	$52	$505	$(453)	-90%

Other income (expense) for the three months ended September 30, 2010 decreased by $0.5 million, or 90%, as compared to the three months ended September 30, 2009. The $0.5 million decrease was primarily attributable to the $0.4 million realized loss related to one of our auction rate securities, or ARS, which we elected to redeem in a tender offer from the issuer in October 2010. Accordingly, during the three months ended September 30, 2010, we recorded an other-than-temporary impairment in our condensed consolidated statement of operations.

We expect interest and dividend income to remain generally consistent with current levels for the remainder of 2010 as a result of the low interest rate environment and our continued investment of our excess cash balances.

Income Tax Benefit

We recognized an income tax benefit of $0.4 million during the three months ended September 30, 2010, which was the result of our recognition of corresponding income tax expense associated with the increase in the value of certain securities that we carried at fair market value during the three months ended September 30, 2010. This income tax expense was recorded in other comprehensive income. There were no similar income tax benefits for the three months ended September 30, 2009.

Net Loss

For the reasons stated above, we incurred a net loss of $17.0 million, or $0.81 per basic and diluted share, for the three months ended September 30, 2010 as compared to a net loss of $22.1 million, or $1.29 per basic and diluted share, for the three months ended September 30, 2009.

Results of Operations for the Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009

Revenues

Total revenues were $49.0 million and $4.0 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of approximately $45.0 million. The increase in revenues was primarily due to increased product sales of Feraheme, which was approved by the FDA and first commercialized in July 2009.

The following table sets forth customers who represented 10% or more of our revenues for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
AmerisourceBergen Drug Corporation	36%	43%
Metro Medical Supply, Inc.	21%	16%
Bayer Healthcare Pharmaceuticals	—	11%

Our revenues for the nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Product sales, net	$44,694	$3,402	$41,292	>100%
License fee and other collaboration revenues	4,213	516	3,697	>100%
Royalties	118	114	4	4%
Total	$49,025	$4,032	$44,993	>100%

Net Product Sales

Net product sales for the nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Feraheme	$44,161	$2,931	$41,230	>100%
GastroMARK	533	471	62	13%
Total	$44,694	$3,402	$41,292	>100%

The $41.3 million increase in net product sales was primarily attributable to a full nine months of Feraheme sales during 2010 as compared to less than a quarter of Feraheme sales during the comparable 2009 period as Feraheme was initially launched in July 2009. Included in Feraheme product sales for the nine months ended September 30, 2010 was $6.5 million of net product sales related to previously deferred revenues recorded under our Launch Incentive Program. There were no net product sales related to previously deferred revenues recorded under our Launch Incentive Program as of September 30, 2009.

Our net product sales may fluctuate from period to period as a result of a number of factors, including but not limited to the following:

•                  wholesaler demand forecasts and buying decisions as well as end user demand, which can create uneven purchasing patterns by our customers;

•                  changes or adjustments to our reserves or changes in, the timing or availability of government or customer discounts, rebates and incentives;

•                  changes in the actual or perceived safety profile of Feraheme, which could cause customers to reduce or discontinue their use of Feraheme; and

•                  the expansion or contraction of the overall IV iron market.

Our net product sales may also fluctuate from period to period due to the enactment of or changes in legislation which impact third-party reimbursement, coverage and pricing. For example, in July 2010, CMS published a final rule establishing the new prospective payment system for dialysis services provided to Medicare beneficiaries who have ESRD, which will likely lower utilization of Feraheme in this patient population and consequently adversely affect our Feraheme sales in the dialysis setting. We began to see the impact of this legislation in the nine months ended September 30, 2010 as our sales in the dialysis setting contracted, a trend that we anticipate will continue in the future. Separately, in March 2010, U.S. healthcare reform legislation was enacted which contained certain changes relative to Medicaid reimbursement for pharmaceutical products, including Feraheme. During the nine months ended September 30, 2010, we recorded estimated Medicaid rebates due on Feraheme sales at 23.1% of our average manufacturing price as compared to 15.1% of our average manufacturing price recorded prior to the enactment of the legislation.

We record product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and GPO fees, and product returns as a reduction of revenue in our condensed consolidated statement of operations at the time product sales are recorded. An analysis of our product sales allowances and accruals for the nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Product sales allowances and accruals:
Discounts and chargebacks	$3,035	$142
Government and other rebates	11,917	779
Returns	936	79
Total product sales allowances and accruals	$15,888	$1,000

Total net product sales	$44,694	$3,402

Total gross product sales	$60,582	$4,402

Total product sales allowances and accruals as a percent of total gross product sales	26%	23%

An analysis of the amount of, and change in, reserves for the nine months ended September 30, 2010 is as follows (in thousands):

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2010	$499	$5,194	$463	$6,156
Current provisions relating to sales in current year	3,035	12,200	1,007	16,242
Other provisions relating to deferred revenue	—	(968)	—	(968)
Adjustments relating to sales in prior year	—	(283)	(71)	(354)
Payments/returns relating to sales in current year	(2,439)	(6,196)	—	(8,635)
Payments/returns relating to sales in prior year	(499)	(2,105)	—	(2,604)
Balance at September 30, 2010	$596	$7,842	$1,399	$9,837

During the nine months ended September 30, 2010, our product sales allowances and accruals reflected an increase in statutory minimum rebate rates related to Medicaid allowances from 15.1% to 23.1% pursuant to recently enacted healthcare legislation. In addition, we reduced our product sales allowances and accruals by $0.4 million for changes in estimates relating to sales in the prior year. These adjustments were primarily caused by a reduction, during the first quarter of 2010, in our estimates of Medicaid utilization across Feraheme customer classes based on additional data, including information regarding Medicaid claims experience for comparable products. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. If actual future results vary from our estimates, we may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Deferred license fee revenues recognized in connection with the Takeda Agreement	$3,048	$—	$3,048	N/A
Reimbursement revenues recognized in connection with the Takeda Agreement	1,165	—	1,165	N/A
Deferred license fee revenues recognized in connection with the Bayer Agreements	—	516	(516)	-100%
Total	$4,213	$516	$3,697	>100%

All of our license fee and other collaboration revenues for the nine months ended September 30, 2010 related to revenue recognized under the Takeda Agreement, which we entered into in March 2010. During the nine months ended September 30, 2010, we recorded $3.0 million of revenues associated with the amortization of amounts deferred under the agreement. Deferred revenues are comprised of a $60.0 million upfront payment which we received from Takeda in April 2010, as well as approximately $1.0 million reimbursed to us in the three months ended September 30, 2010 for certain expenses incurred prior to entering the agreement, which we considered an additional upfront payment. In addition, during the nine months ended September 30, 2010, we recognized $1.2 million of revenues associated with the reimbursement of certain out-of-pocket regulatory and clinical trial supply costs.

Our license fee revenues of $0.5 million for the nine months ended September 30, 2009 consisted solely of deferred license fee revenues that were being amortized through the end of our performance obligations in connection with our agreements with Bayer Healthcare Pharmaceuticals, or Bayer, which were terminated in November 2008, relating to a product we no longer sell. In 1995, we entered into a License and Marketing Agreement and a Supply Agreement, or the Bayer Agreements, with Bayer, granting Bayer a product license and exclusive marketing rights to Feridex I.V.® in the U.S. and Canada. In connection with our decision to cease manufacturing Feridex I.V., the Bayer Agreements were terminated in November 2008 by mutual agreement. Prior to the termination of the Bayer Agreements, we accounted for the revenues associated with the Bayer Agreements on a straight-line basis over their 15 year contract term. Pursuant to the termination agreement, Bayer could continue to sell any remaining Feridex I.V. inventory in its possession through April 1, 2009, and other than royalties owed by Bayer to us on such sales, no further obligation exists by either party. As a result of the termination of these agreements, we do not expect any additional license fee revenues from Bayer.

In May 2008, we entered into the 3SBio License Agreement for the development and commercialization of Feraheme as an IV iron replacement therapeutic agent in China. In consideration of the grant of the license, we received an upfront payment of $1.0 million, the recognition of which has been deferred and is being recognized under the proportional performance methodology as we supply Feraheme to 3SBio over the thirteen year initial term of the agreement. We did not record any revenues associated with our agreement with 3SBio for the nine months ended September 30, 2010 or 2009.

Costs and Expenses

Cost of Product Sales

We incurred $5.2 million and $0.2 million in cost of product sales, or 12% and 6%, of net product sales, during the nine months ended September 30, 2010 and 2009, respectively, which were comprised primarily of manufacturing costs associated with Feraheme. The $5.0 million increase in our cost of product sales was attributable to an increase in the total number of vials sold during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 during which Feraheme was only sold for one quarter subsequent to its June 2009 FDA approval.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA regardless of the underlying cause	$11,889	$—	$11,889	N/A
Feraheme to treat IDA in CKD patients	7,727	3,527	4,200	>100%
Feraheme as a therapeutic agent in AUB patients	—	1,131	(1,131)	-100%
Feraheme as a therapeutic agent, general	629	—	629	N/A
Feraheme as an imaging agent	2,128	1,213	915	75%
Feraheme manufacturing process development and materials	2,876	2,272	604	27%
Other external costs	725	578	147	25%
Total	$25,974	$8,721	$17,253	>100%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	12,513	15,076	(2,563)	-17%
Equity-based compensation expense	2,696	3,498	(802)	-23%
Total	$15,209	$18,574	$(3,365)	-18%

Total Research and Development Expenses	$41,183	$27,295	$13,888	51%

Total research and development expenses incurred in the nine months ended September 30, 2010 amounted to $41.2 million, an increase of $13.9 million, or 51%, from the nine months ended September 30, 2009. The $13.9 million increase reflects an increase in costs as we prepared for and initiated new clinical trials and increased spending on ongoing clinical trials. This increase in costs was partially offset by costs incurred during the nine months ended September 30, 2009 which were not incurred during the nine months ended September 30, 2010, including costs associated with our then planned AUB trial, costs to ready our manufacturing capabilities at our Cambridge, Massachusetts manufacturing facility, and costs associated with the manufacture of Feraheme prior to FDA approval for commercial sale.

Our external research and development expenses increased by $17.3 million, or greater than 100%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase in our external expenses was due primarily to costs incurred as we commenced our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause, which was initiated in June 2010, costs associated with our global clinical study to support our MAA in Europe for the treatment of IDA in CKD patients, costs incurred to prepare for certain of our planned pediatric studies, filing fees and costs associated with regulatory submissions, costs incurred as we completed enrollment of our Phase II study of Feraheme as a diagnostic agent for vascular-enhanced MRI and costs associated with research and development for new manufacturing processes. These increases were partially offset by certain costs incurred in the nine months ended September 30, 2009, which were not incurred during 2010, including costs associated with our AUB trial, which was discontinued in 2009, and costs associated with our efforts to address the manufacturing observations noted by the FDA during a 2008 inspection of our Cambridge, Massachusetts manufacturing facility. Further, during the nine months ended September 30, 2010, we capitalized to inventory certain external Feraheme manufacturing and materials costs, which were expensed prior to the June 2009 FDA approval of Feraheme.

Our internal research and development expenses decreased by $3.4 million, or 18%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease in internal costs was due primarily to the allocation of internal manufacturing costs to inventory in the nine months ended September 30, 2010, whereas such costs were expensed prior to the June 2009 FDA approval of Feraheme.  The decrease in internal costs was also attributable in part to a reversal of equity-based compensation expense resulting from an adjustment to our estimated equity forfeiture rate. As part of our regular review procedures, during the three months ended September 30, 2010, we updated our analysis of our historical equity forfeiture experience, which took into account current employee turnover as well as the effect of our recently announced corporate workforce reduction, and we determined that our expected equity compensation forfeitures will be higher than we had previously estimated. The application of this higher forfeiture rate to our outstanding awards resulted in a $1.0 million reduction in equity-based compensation expense, of which $0.3 million was related to the expected impact of our recent corporate workforce reduction. In addition, as a result of our corporate workforce reduction and other factors, we also reduced certain accrued compensation costs. This reduction was partially offset by greater costs associated with a 15% increase in headcount from 52 FTEs at September 30, 2009 to 60 FTEs at September 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Compensation, payroll taxes and benefits	$27,888	$24,508	$3,380	14%
Professional and consulting fees and other expenses	29,818	21,727	8,091	37%
Equity-based compensation expense	7,740	8,134	(394)	-5%
Total	$65,446	$54,369	$11,077	20%

The $11.1 million, or 20%, increase in selling, general and administrative expenses for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was due primarily to increased costs in 2010 associated with the expansion of our commercial operations function and our general administrative infrastructure to support our growth as a commercial entity, including increased marketing and promotion costs and compensation and benefits costs related to annual salary increases and an increased average headcount. At September 30, 2010 we had 193 employees in our selling, general and administrative departments as compared to 178 employees at September 30, 2009, an 8% increase. In addition, during the nine months ended September 30, 2010 we incurred one-time legal and other consulting and professional fees in connection with our collaboration with Takeda. The $0.4 million decrease in equity-based compensation expense was primarily due to a reversal of equity-based compensation expense resulting from an adjustment to our estimated equity compensation forfeiture rate partially offset by expense associated with incremental equity awards to both new and existing employees. The application of a higher forfeiture rate to our outstanding awards resulted in a $2.1 million reduction in equity-based compensation expense, of which $0.9 million was related to the expected impact of our recently announced corporate workforce reduction.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Interest and dividend income, net	$1,323	$2,542	$(1,219)	-48%
Gains (losses) on investments, net	402	948	(546)	-58%
Fair value adjustment of settlement rights	(788)	(787)	(1)	0%
Total	$937	$2,703	$(1,766)	-65%

Other income (expense) for the nine months ended September 30, 2010 decreased by $1.8 million, or 65%, as compared to the nine months ended September 30, 2009. The $1.8 million decrease was primarily attributable to a $1.2 million decrease in interest and dividend income as a result of lower interest rates in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. In addition, during the nine months ended September 30, 2010, we recognized a $0.4 million realized loss related to one of our ARS investments which we elected to redeem in a tender offer from the issuer in October 2010. Accordingly, during the nine months ended September 30, 2010, we recorded an other-than-temporary impairment in our condensed consolidated statement of operations.

In November 2008, we elected to participate in a rights offering by UBS AG, or UBS, which provided us with rights to sell to UBS $9.3 million in par value of our ARS at par value, at any time during a two-year sale period beginning June 30, 2010, or the Settlement Rights. In accordance with the terms of the Settlement Rights, in June 2010 UBS redeemed all of our ARS subject to Settlement Rights at their par value. As a result, during the nine months ended September 30, 2010 we recognized both a realized gain of $0.8 million related to the redemption of our UBS ARS subject to Settlement Rights and a corresponding realized loss of $0.8 million related to the exercise of the Settlement Rights.

Income Tax Benefit

We recognized an income tax benefit of $0.5 million during the nine months ended September 30, 2010, which was the result of our recognition of corresponding income tax expense associated with the increase in the value of certain securities that we carried at fair market value during the nine months ended September 30, 2010. This income tax expense was recorded in other comprehensive income. There were no similar income tax benefits for the nine months ended September 30, 2009.

Net Loss

For the reasons stated above, we incurred a net loss of $61.4 million, or $2.96 per basic and diluted share, for the nine months ended September 30, 2010 as compared to a net loss of $74.9 million, or $4.39 per basic and diluted share, for the nine months ended September 30, 2009.

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

•                  The magnitude of Feraheme sales;

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

As of September 30, 2010, our investments consisted of corporate debt securities, U.S. treasury and government agency securities and ARS. We place our cash and investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our non U.S. government credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

Cash and cash equivalents and investments at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009	$ Change	% Change
Cash and cash equivalents	$104,384	$50,126	$54,258	>100%
Short-term investments	169,563	29,578	139,985	>100%
Long-term investments	34,053	49,013	(14,960)	-31%
Total cash, cash equivalents and investments	$308,000	$128,717	$179,283	>100%

The increase in cash and cash equivalents and investments as of September 30, 2010 as compared to December 31, 2009 is primarily due to our receipt of net proceeds of $165.6 million from our January 2010 public offering, the $60.0 million upfront payment received in April 2010 from Takeda, cash received from Feraheme sales, and interest income, partially offset by cash used in operations.

As of September 30, 2010, we believe that our cash, cash equivalents, and short-term investments and the cash we currently expect to receive from sales of Feraheme and earnings on our investments will be sufficient to satisfy our future cash flow needs for at least the next twelve months, including projected operating expenses related to our ongoing development and commercialization programs for Feraheme.

In October 2010, we announced a corporate restructuring, including a workforce reduction plan pursuant to which we will reduce our workforce by 24%, or 68 positions. As a result of this reduction in our workforce, we currently estimate that we will record restructuring charges of approximately $2.7 million, the majority of which is expected to be incurred in the fourth quarter of 2010. These estimated restructuring charges consist of approximately $2.6 million relating to employee severance benefits and approximately $0.1 million relating to other charges, including certain costs associated with automobile lease terminations. We expect that most of such amounts will be paid within the next twelve months. Our estimated restructuring charges are based on a number of assumptions. Actual results may differ materially and additional charges not currently expected may be incurred in connection with, or as a result of, these reductions. We expect the majority of the workforce reduction to be complete by the end of the fourth quarter of 2010, with any remaining positions being eliminated in the first half of 2011. We anticipate that our workforce reduction plan will result in a reduction in annualized cash expenditures of approximately $12.0 million.

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

Cash flows from operating activities

During the nine months ended September 30, 2010, the $11.6 million of cash provided by our operations was attributable principally to the receipt of the $60.0 million upfront payment we received from Takeda in April 2010 as well as approximately $10.0 million we received in connection with Feraheme sales deferred under our Launch Incentive Program, adjusted for the following:

•                  Our net loss of $61.4 million, which was primarily the result of commercialization expenses, including marketing and promotion costs, compensation and other expenses, research and development costs, including costs associated with clinical trials, and general and administrative costs, partially offset by net product and collaboration revenues;

•                  Additional costs of $7.2 million capitalized to inventory as of September 30, 2010;

•                  A decrease of $9.7 million in accounts receivable, excluding sales deferred under our Launch Incentive Program;

•                  An increase of $0.4 million in accounts payable and accrued expenses, including an increase of $3.6 million of reserves for commercial discounts, rebates and returns;

•                  Non-cash operating items of $13.3 million, including equity-based compensation expense, depreciation and amortization, income tax benefit, and other non-cash items; and

•                  Changes in deferred revenues and other operating assets and liabilities of $13.2 million, which reflect timing differences between the receipt and payment of cash associated with certain transactions and when such transactions are recognized in our results of operations.

Cash flows from investing activities

Cash used by investing activities was $124.9 million during the nine months ended September 30, 2010 and was primarily attributable to the purchase of investments with the proceeds received from our January 2010 public offering of common stock.

Cash flows from financing activities

Cash provided by financing activities was $167.5 million during the nine months ended September 30, 2010. In January 2010, we sold 3.6 million shares of our common stock at a public offering price of $48.25 per share, which resulted in net proceeds to us of approximately $165.6 million.

Contractual Obligations

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2009. Other than as described below, there have been no significant changes in our contractual obligations since December 31, 2009.

In March 2010, we entered into the Takeda Agreement. Under the Takeda Agreement, we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in the Licensed Territory. As provided under the Takeda Agreement, except under limited circumstances, we have retained the right to manufacture Feraheme and, accordingly, are responsible for the supply of Feraheme to Takeda. We are also responsible for conducting, and bearing the costs related to, certain predefined clinical studies, with the costs of future modifications or additional studies to be allocated between the parties according to an agreed upon cost-sharing mechanism, which provides for a cap on such costs. We have received an upfront payment and reimbursement for certain out-of-pocket costs and may receive a combination of regulatory approval and performance-based milestone payments, as well as defined payments for supply of the drug product and royalties on net product sales by Takeda in the Licensed Territory.

Legal Proceedings

A purported class action complaint was originally filed on March 18, 2010in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010. The amended complaint alleges that we and our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in the offering of stock referenced below violated the federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. The Court has not set a trial date for this matter. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously.

In July 2010 Sandoz GmbH, or Sandoz, filed an opposition to one of our patents which covers Feraheme in the EU with the European Patent Office, or EPO. Although we believe that the subject patent is valid, there is a possibility that the EPO could invalidate or require us to narrow the claims contained in the patent. We believe the Sandoz patent opposition is without merit and intend to defend against the opposition vigorously.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition related to collaboration agreements and product sales, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment and determining values of investments, reserves for doubtful accounts, accrued expenses, reserves for legal matters, income taxes and equity-based compensation expense. Actual results could differ materially from those estimates. In making these estimates and assumptions, management employs critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. As a result of our collaboration agreement with Takeda in March 2010, our critical accounting policies have changed to include revenue recognition of multiple element arrangements, as described below. There have otherwise been no significant changes to these critical accounting policies and estimates since December 31, 2009.

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

Our collaboration agreements may entitle us to additional payments upon the achievement of performance-based milestones. Milestones that involve substantive effort on our part and the achievement of which are not considered probable at the inception of the collaboration are considered substantive milestones. We recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets the following criteria: (1) the milestone consideration received is commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone; (2) the milestone is related solely to past performance; and (3) the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. There is significant judgment involved in determining whether a milestone meets all of these criteria. For milestones that are not considered substantive milestones at the onset of the collaboration agreement, we recognize that portion of the milestone payment equal to the percentage of the performance period completed at the time the milestone is achieved and the above conditions are met. The remaining portion of the milestone will be recognized over the remaining performance period using a proportional performance or straight-line method.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our condensed consolidated balance sheets. Amounts not expected to be recognized within the next 12 months are classified as long-term deferred revenue.

Takeda Agreement

In March 2010, we entered into the Takeda Agreement. As provided under the Takeda Agreement, except under limited circumstances, we have retained the right to manufacture Feraheme and, accordingly, are responsible for supply of Feraheme to Takeda. We are also responsible for conducting, and bearing the costs related to, certain predefined clinical studies with the costs of future modifications or additional studies to be allocated between the parties according to an agreed upon cost-sharing mechanism, which provides for a cap on such costs. We received a $60.0 million upfront payment from Takeda, which we recorded as deferred revenue. In addition to these amounts, we may receive a combination of regulatory approval and performance-based milestone payments, reimbursement of certain out-of-pocket regulatory and clinical supply costs, defined payments for supply of Feraheme, and tiered double-digit royalties on net product sales by Takeda in the Licensed Territory. The milestone payments may over time total up to approximately $220.0 million.

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

We have allocated the consideration to be received under the Takeda Agreement based upon a residual value approach for the combined unit of accounting determined at the date on which we entered into the Takeda Agreement. There is significant judgment involved in assessing whether the consideration being received for the supply of Feraheme is fair value. In assessing the consideration to be allocated to the supply unit of accounting, we determined that the amount of the consideration allocated to this unit should be based upon the estimated fair value of manufacturing profit to be earned over the expected term of the performance obligation. Based on an analysis of our estimated costs to supply Feraheme as well as profit earned by third-party contract pharmaceutical manufacturers, we have determined that the consideration to be received for product supply in addition to the royalties to be received related to those sales represents fair value in return for our supply of product. Therefore, no other consideration under the contract is being allocated to the supply unit of accounting. Of the $220.0 million in potential milestone payments, we have determined that any payments which may become due upon approval by certain regulatory agencies will be deemed substantive milestones and, therefore, will be accounted for as revenue in the period in which they are achieved. All remaining milestone payments will be accounted for in accordance with our revenue attribution method for the upfront payment as defined below.

With respect to the combined unit of accounting, our obligation to provide access to our future know-how and technological improvements is the final deliverable and is an obligation which exists throughout the term of the Takeda Agreement. Because we cannot reasonably estimate the total level of effort required to complete the obligations under the combined deliverable, we are recognizing the $60.0 million upfront payment, the $1.0 million reimbursed to us in the three months ended September 30, 2010 for certain expenses incurred prior to entering the agreement, as well as any milestone payments that are achieved and not deemed to be substantive milestones into revenues on a straight-line basis over a period of ten years, which represents the current patent life of Feraheme and our best estimate of the period over which we will substantively perform our obligations. The potential milestone payments that may be received in the future will be recognized into revenue on a cumulative catch up basis when they become due and payable.

Impact of Recently Issued and Proposed Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements, or ASU 2010-06, which amends ASC 820, Fair Value Measurements and Disclosure. ASU 2010-06 requires additional disclosure related to transfers in and out of Levels 1 and 2 and the activity in Level 3. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, this guidance requires a reporting entity to present separately information about purchases, sales issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This accounting standard was effective for interim and annual reporting periods beginning after December 31, 2009 other than for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures will be effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. We adopted all provisions of this pronouncement during the first quarter of 2010, except for those related to the disclosure of disaggregated Level 3 activity. Since this guidance only amends required disclosures in our condensed consolidated financial statements, it did not have an effect upon our financial position or results of operations. We do not expect the adoption of the remaining provisions of this amendment to have a significant impact on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included within Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was generally deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively to January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. We do not currently expect this guidance to have a significant impact on our condensed consolidated financial statements, however, it will likely impact us if in the future if we complete any future transactions or if we enter into any material modifications to any of our existing collaborations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2010, our short- and long-term investments totaled $203.6 million and were invested in corporate debt securities, U.S. treasury and government agency securities, commercial paper, and ARS. These investments are subject to interest rate risk and will fall in value if market interest rates increase. However, even if market interest rates for comparable investments were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at September 30, 2010, this would have resulted in a hypothetical decline in fair value of our investments, excluding ARS, which are described below, of less than $0.8 million.

At September 30, 2010, we held a total of $38.7 million in fair market value of ARS, reflecting a decline in value of approximately $6.1 million from the par value of these securities of $44.8 million. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. As a result of the lack of observable ARS market activity since that time, we use a discounted cash flow analysis to value these securities as opposed to valuing them at par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. Based upon this methodology, we have estimated the fair value of our ARS that we do not intend to sell to be $34.1 million at September 30, 2010, and have recorded $5.7 million of this decline in value as an unrealized loss related to our ARS to accumulated other comprehensive loss as of September 30, 2010. In addition, as a result of our decision to participate in a purchase offer conducted by the issuer of one of our ARS having a par value of $5.0 million, we have recorded the remaining $0.4 million decline in value as an other-than-temporary impairment in our condensed consolidated statement of operations as of September 30, 2010.

We believe there are several significant assumptions that are utilized in our ARS valuation analysis, the two most critical of which are the discount rate and the average expected term. Holding all other factors constant, if we were to increase the discount rate utilized in our ARS valuation analysis by 50 basis points, or one-half of a percentage point, this change would have the effect of reducing the fair value of our ARS by approximately $0.8 million as of September 30, 2010. Similarly, holding all other factors constant, if we were to increase the average expected term utilized in our fair value calculation by one year, this change would have the effect of reducing the fair value of our ARS by approximately $1.3 million as of September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010. The amended complaint alleges that we and our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in the offering of stock referenced below violated the federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. The Court has not set a trial date for this matter. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously.

In July 2010 Sandoz GmbH, or Sandoz, filed an opposition to one of our patents which covers Feraheme in the EU with the European Patent Office, or EPO. Although we believe that the subject patent is valid, there is a possibility that the EPO could invalidate or require us to narrow the claims contained in the patent. We believe the Sandoz patent opposition is without merit and intend to defend against the opposition vigorously.

On November 2, 2010, we received a Civil Investigative Demand, or CID, from the U.S. Department of Justice pursuant to the federal False Claims Act. The CID requires the delivery of documents and testimony to the United States Attorney’s Office in Boston, Massachusetts, relating to allegations that we caused the submission of false claims to Federal health care programs. We intend to cooperate with the Department of Justice with respect to this investigation. No assurance can be given as to the timing or outcome of this investigation.

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

We currently derive and expect to continue to derive substantially all of our revenue from sales of Feraheme and, therefore, our ability to become profitable is solely dependent on our successful commercialization and development of Feraheme. We currently sell only one other product, GastroMARK, in the U.S. and in certain foreign jurisdictions through our marketing partners. However, sales of GastroMARK have been at their current levels for the last several years, and we do not expect sales of GastroMARK to materially increase. Accordingly, if we are unable to generate sufficient revenues from sales of Feraheme, we may never be profitable, our financial condition will be materially adversely affected, and our business prospects will be limited.

We intend to continue to dedicate significant resources to our Feraheme development efforts; however, we may not be successful in expanding the potential indications or developing new applications for Feraheme. Although we are pursuing or have commenced additional clinical trials for Feraheme in indications other than chronic kidney disease, or CKD, we are not currently conducting or sponsoring research to expand our product development pipeline beyond Feraheme and therefore our revenues and operations will not be as diversified as some of our competitors which have multiple products or product candidates. Any failure by us to acquire, develop and commercialize additional products and product candidates or gain approval for additional indications or uses for Feraheme could limit long-term shareholder value and adversely affect the future prospects of our business.

Significant safety or drug interaction problems could arise with respect to Feraheme, which could result in restrictions in Feraheme’s label, recalls, withdrawal of Feraheme from the market, an adverse impact on potential sales of Feraheme, or cause us to alter or terminate current or future Feraheme clinical development programs, any of which would adversely impact our future business prospects.

Discovery of previously unknown safety or drug interaction problems with an approved product may result in a variety of adverse regulatory actions. Under the Food and Drug Administration Amendments Act of 2007, the U.S. Food and Drug Administration, or the FDA, has broad authority to force drug manufacturers to take any number of actions if previously unknown safety or drug interaction problems arise, including, but not limited to: (i) requiring manufacturers to conduct post-approval clinical studies to assess known risks or signals of serious risks, or to identify unexpected serious risks; (ii) mandating labeling changes to a product based on new safety information; or (iii) requiring manufacturers to implement a Risk Evaluation Mitigation Strategy, or REMS, where necessary to assure safe use of the drug. In addition, previously unknown safety or drug interaction problems could result in product recalls, restrictions on the product’s permissible uses, or withdrawal of the product from the market.

The data submitted to the FDA as part of our New Drug Application was obtained in controlled clinical trials of limited duration. New safety or drug interaction issues may arise as Feraheme is used over longer periods of time by a wider group of patients taking numerous other medicines or by patients with additional underlying health problems. In addition, as we conduct other clinical trials for Feraheme, new safety problems may be identified which could negatively impact both our ability to successfully complete these studies and the use and/or regulatory status of Feraheme for the treatment of iron deficiency anemia, or IDA, in patients with CKD. New safety or drug interaction issues may require us to, among other things, provide additional warnings and/or restrictions on the Feraheme package insert, including a boxed warning, directly alert healthcare providers of new safety information, narrow our approved indications, or alter or terminate current or planned trials for additional uses of Feraheme, any of which could have a significant adverse impact on potential sales of Feraheme.

For example, the FDA recently created a Tracked Safety Issue for Feraheme in its Document Archiving, Reporting and Regulatory Tracking System related to potential safety signals of cardiac disorders in patients receiving Feraheme. We are currently in discussions with the FDA regarding potential changes to the Feraheme package insert which may include, among other things, a boxed warning to highlight risks observed in the post-marketing environment and an extension of the observation period following Feraheme administration. Depending on the exact nature of the changes to the Feraheme package insert, our ability to successfully compete in the IV iron market and potential sales of Feraheme may be adversely impacted. For example, if our discussions with the FDA result in a boxed warning in the Feraheme package insert, a recall or withdrawal of Feraheme from the market, or a requirement that we implement a REMS program, potential sales of Feraheme and our future business prospects could be significantly adversely impacted.

In addition, if we are required to conduct post-approval clinical studies, implement a REMS, or take other similar actions, such requirements or restrictions could have a material adverse impact on our ability to generate revenues from sales of Feraheme, or require us to expend significant additional funds.

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

Medicare currently reimburses for physician-administered drugs in the hospital outpatient, dialysis center and physician clinic settings at a rate of 106% of the drug’s average selling price, or ASP. If the Centers for Medicare & Medicaid Services, or CMS, or one of its local contractors, believe that Feraheme’s ASP is too high, it may attempt to initiate one or more of the cost-containment methods discussed above at either the national or local level. In addition, in July 2010, as required by the Medicare Improvements for Patients and Providers Act, or MIPPA, CMS published a final rule establishing a new prospective payment system for dialysis services provided to Medicare beneficiaries who have end stage renal disease, or ESRD. MIPPA requires CMS to move from a system in which it pays separately for physician-administered drugs for dialysis patients to a system in which all costs of providing care to dialysis patients are bundled together into a single capitated payment. The ESRD expanded prospective payment system will be phased in beginning on January 1, 2011, and the phase-in must be completed by January 1, 2014. This bundled approach to reimbursement will likely lower utilization of physician-administered drugs in the ESRD market. In addition, because the bundled approach to reimbursement in the dialysis setting will lower the total amount of reimbursement paid to ESRD facilities, it will put downward pressure on the prices pharmaceutical companies can charge ESRD facilities for physician-administered drugs, particularly where alternative products are available.

Feraheme is sold at a price that is substantially higher than other IV irons which are currently approved for marketing in the dialysis setting. Because we expect that dialysis clinics will feel pressure to use lower priced IV irons in light of the new prospective payment system, as reflected in the recent decline of Ferahame sales to dialysis providers, we will likely be limited in our ability to successfully market and sell Feraheme in the dialysis setting. While the MIPPA ESRD provisions apply only to Medicare, Medicare is the predominant payor in the ESRD market, and Medicare payment policy can also influence pricing and reimbursement in the non-Medicare markets, as private third-party payors and state Medicaid plans frequently adopt Medicare principles in setting reimbursement methodologies, particularly in the ESRD setting. Changes in the Medicare reimbursement rate may, therefore, result in changes to payment rates from non-Medicare payors as well, further limiting our ability to successfully market and sell Feraheme in the dialysis setting.

To the extent we sell our products internationally either directly or through our partners, market acceptance may also depend, in part, upon the availability of reimbursement within existing healthcare payment systems. Generally, in Europe and other countries outside of the U.S., the government sponsored healthcare system is the primary payor of healthcare costs of patients and therefore enjoys significant market power. Some foreign countries also set prices for pharmaceutical products as part of the regulatory process, and we cannot guarantee that the prices set by such governments will be sufficient to generate substantial revenues in those countries.

Feraheme may not be widely adopted by physicians, hospitals, dialysis clinics, patients, and healthcare payors, which would adversely impact our potential profitability and future business prospects.

The commercial success of Feraheme depends upon its level of market adoption by physicians, hospitals, dialysis clinics, patients, and healthcare payors. If Feraheme does not achieve an adequate level of market adoption for any reason, our potential profitability and our future business prospects will be severely adversely impacted. Feraheme represents an alternative to other products and might not be adopted by the medical community if perceived to be no safer, less safe, no more effective, less effective, no more convenient, or less convenient than currently available products. The degree of market acceptance of Feraheme depends on a number of factors, including but not limited to the following:

•      Our ability to demonstrate to the medical community, particularly hematologists, oncologists, hospitals, nephrologists, dialysis clinics and others who may purchase or prescribe Feraheme, the clinical efficacy and safety of Feraheme as an alternative to current treatments for IDA in both dialysis and non-dialysis CKD patients;

•      The actual or perceived safety profile of Feraheme compared to alternative iron replacement therapeutic agents, particularly if unanticipated adverse reactions to Feraheme result in changes to or restrictions in the Feraheme package insert and/or otherwise create safety concerns among potential prescribers;

•      The ability of physicians and other providers to be adequately reimbursed for Feraheme in a timely manner from payors, including government payors, such as Medicare and Medicaid, and private payors, particularly in light of the recently enacted prospective payment system for dialysis patients with ESRD;

•      The relative price of Feraheme as compared to alternative iron replacement therapeutic agents;

•      The actual or perceived convenience and ease of administration of Feraheme as compared to alternative iron replacement therapeutic agents, particularly if changes to or restrictions in the Feraheme package insert make Feraheme administration more difficult or cumbersome; and

•      The effectiveness of our sales and marketing organizations and our distribution network.

We market and sell Feraheme for use by both dialysis and non-dialysis CKD patients. The dialysis market is the largest and most established market for IV iron replacement therapies, with two companies serving a significant majority of all dialysis patients in the U.S. Fresenius and DaVita, Inc. together treat approximately two-thirds of the U.S. dialysis population. The fact that the majority of the dialysis market is controlled by Fresenius and DaVita, combined with the new prospective payment system for dialysis services provided to Medicare beneficiaries who have ESRD will together make it very difficult for us to achieve any significant market penetration in the dialysis market. Therefore, unless we capture a significant share of the non-dialysis CKD market, potential Feraheme sales, our potential profitability and our future business prospects will be materially adversely impacted.

The key component of our commercialization strategy is to market and sell Feraheme for use by non-dialysis CKD patients. The current non-dialysis market is comprised primarily of three segments where a substantial number of CKD patients are treated: hematology and oncology clinics, hospitals, and nephrology clinics. IV iron therapeutic products are not currently widely used by certain physicians who treat non-dialysis CKD patients due to safety concerns and the inconvenience and often impracticability of administering IV iron therapeutic products. It is often difficult to change physicians’ existing treatment paradigms even when supportive clinical data is available. In addition, our ability to effectively market and sell Feraheme in the hospital market depends in part upon our ability to achieve acceptance of Feraheme onto hospital formularies. In addition, since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective bargaining power of the group, our ability to attract customers in the hospital market also depends in part on our ability to effectively promote Feraheme within group purchasing organizations. If we are not successful in effectively promoting Feraheme to physicians who treat non-dialysis CKD patients or if we are not successful in securing and maintaining formulary coverage for Feraheme or are significantly delayed in doing so, we will have difficulty achieving wide-spread market acceptance of Feraheme in the non-dialysis CKD market and our ability to generate revenues and achieve and maintain profitability, and our long-term business prospects, could be adversely affected.

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

Feraheme primarily competes with two other intravenous, or IV, iron replacement therapies, including Venofer®, which is marketed in the U.S. by Fresenius Medical Care North America, or Fresenius, and American Regent Laboratories, Inc., a subsidiary of Luitpold Pharmaceuticals, Inc., and Ferrlecit®, which is marketed by Sanofi-Aventis U.S. LLC. Feraheme may not receive the same level of market acceptance as these competing iron replacement therapy products, especially since these products have been on the market longer and are currently widely used by physicians. We may not be able to convince physicians and other healthcare providers or payors to switch from using the other marketed IV iron therapeutic products to Feraheme. The iron replacement therapy market is highly sensitive to several factors including, but not limited to, the actual and perceived safety profile of available products, the ability to obtain appropriate insurance coverage, coding and reimbursement, price competitiveness, and product characteristics such as convenience of administration and dosing regimens. To date, we have not completed any head-to-head clinical studies comparing Feraheme to other IV iron replacement products.

In addition to the foregoing currently marketed products, there are several iron replacement therapy products in various stages of clinical and commercial development in the U.S. and abroad, including Monofer® (iron isomaltoside 1000), an injectable iron preparation, which in December 2009 received a positive recommendation in 22 European countries and a final marketing authorization in 16 countries for the treatment of IDA, Injectafer®, which is known as Ferinject® in Europe and is approved for marketing in 30 countries including the European Union, Switzerland and South Korea, and soluble ferric pyrophosphate, a form of iron given as part of the hemodialysis procedure, which is still in development stage in the U.S.

In addition to competition from other marketed products and products known by us to be currently under development, the market opportunity for Feraheme could be negatively affected if generic IV iron replacement therapy products were to be approved and achieve commercial success. For example, in July 2009, Watson Pharmaceuticals, Inc. announced that it entered into a license agreement with GeneraMedix, Inc. for the exclusive U.S. marketing rights to a generic version of Ferrlecit®, which is indicated for the treatment of IDA in hemodialysis patients receiving supplemental erythropoiesis stimulating agent therapy. GeneraMedix, Inc. has filed an Abbreviated New Drug Application with the FDA, which is under expedited review. Companies that manufacture generic products typically invest far less resources in research and development than the manufacturer of a branded product and can therefore price their products significantly lower than those already on the market. It remains unclear if or when a generic product will enter this market.

If any of these product candidates are approved for marketing and sale by the FDA, our efforts to market and sell Feraheme in the U.S. and our ability to generate additional revenues and achieve profitability could be adversely affected.

We have limited experience independently commercializing a pharmaceutical product, and any failure on our part to effectively execute our Feraheme commercial plans, particularly in light of our recent restructuring, would have a severe adverse impact on our business.

Prior to our commercialization of Feraheme, we had never independently marketed or sold a drug product as we had relied on our corporate partners to market and sell our previously approved products. We have an internal sales and marketing infrastructure to market and sell Feraheme in the U.S., and if we are unsuccessful in maintaining an effective sales and marketing function or experience a high level of turnover, then the commercialization of Feraheme could be severely impaired. In October 2010, we decided to reduce our workforce by 24% as part of an overall corporate workforce reduction. This workforce reduction, or any future reduction, could harm our ability to attract and retain qualified personnel, which could prevent us from successfully commercializing Feraheme, impair our ability to maintain sales levels and/or impair our ability to support potential sales growth and sales of Feraheme for any additional indications we may commercialize in the future. Our recently announced workforce reduction could also result in reduced productivity and/or increased turnover among our personnel and could result in an adverse impact on our revenues and financial condition. Any failure by us to successfully execute our commercialization plans for Feraheme could have a material adverse impact on our ability to generate revenues, our ability to achieve profitability, and the future prospects for our business.

Our recent corporate restructuring may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business, all of which could have a material adverse effect on our business.

In October 2010, we announced a corporate restructuring, including a workforce reduction plan, pursuant to which we will reduce our workforce by 24%. As a result of the reduction in our workforce, we currently estimate that we will record restructuring charges of approximately $2.7 million, the majority of which is expected to be incurred in the fourth quarter of 2010. Our estimated restructuring charges are based on a number of assumptions. Actual results may differ materially, and additional charges not currently expected may be incurred in connection with, or as a result of, these reductions. We may not fully realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated benefits, savings or improvements in our cost structure in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.

Our restructuring plan may also be disruptive to our operations. For example, cost saving measures may distract management from our core business, harm our reputation, or yield unanticipated consequences, such as attrition beyond planned reductions in workforce, increased difficulties in our day-to-day operations, reduced employee productivity and a deterioration of employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing and developing Feraheme, impair our ability to maintain sales levels and/or support potential sales growth.

Moreover, although we believe it is necessary to reduce the cost of our operations to improve our performance, these initiatives may preclude us from making potentially significant expenditures that could improve our competitiveness over the longer term. We cannot guarantee that the cost reduction measures, or other measures we may take in the future, will result in the expected cost savings, or that any cost savings will be unaccompanied by these or other unintended consequences.

We have limited experience independently distributing a pharmaceutical product, and our Feraheme commercialization plans could suffer if we fail to effectively manage and maintain our supply chain and distribution network.

We do not have significant experience in managing and maintaining a supply chain and distribution network, and we are placing substantial reliance on third-parties to perform product supply chain services for us. Such services include packaging, warehousing, inventory management, storage and distribution of Feraheme. We have contracted with Integrated Commercialization Services, Inc., or ICS, to be our exclusive third-party logistics provider to perform a variety of functions related to the sale and distribution of Feraheme, including services related to warehousing and inventory management, distribution, chargeback processing, accounts receivable management and customer service call center management. As a result, a significant amount of our inventory is stored at a single warehouse maintained by ICS. In addition, we have contracted with Catalent Pharma Solutions, LLC, or Catalent, to provide certain labeling and packaging services for final Feraheme drug product. If ICS or Catalent are unable to provide uninterrupted supply chain services or labeling and packaging services, respectively, we may incur substantial losses of sales to wholesalers or other purchasers of Feraheme.

In addition, the packaging, storage and distribution of Feraheme requires significant coordination among our manufacturing, sales, marketing and finance organizations and multiple third parties including our third-party logistics provider, packaging and labeling provider, distributors, and wholesalers. In most cases, we do not currently have back-up suppliers or service providers to perform these tasks. If any of these third-parties experience significant difficulties in their respective processes, fail to maintain compliance with applicable legal or regulatory requirements, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or encounter physical or natural damages at their facilities, our ability to deliver Feraheme to meet commercial demand could be significantly impaired. The loss of any of our third-party providers, together with a delay or inability to secure an alternate distribution source for end users in a timely manner, could cause the distribution of Feraheme to be delayed or interrupted, which would have an adverse effect on our business, financial condition and results of operation.

We may not be able to operate our manufacturing facility in compliance with current good manufacturing practices and other FDA regulations, which could result in a suspension of our ability to manufacture Feraheme, the loss of our Feraheme inventory, our inability to manufacture sufficient quantities of Feraheme to meet demand, or other unanticipated compliance costs.

Our Cambridge, Massachusetts manufacturing facility is subject to current good manufacturing practices, or cGMP, regulations enforced by the FDA through periodic inspections to confirm such compliance. We must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that our manufacturing facility meets the FDA’s regulatory requirements. Failure to maintain ongoing compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could result in, among other things, the FDA’s issuance of Warning Letters, fines, the withdrawal or recall of Feraheme from the marketplace, total or partial suspension of Feraheme production, the loss of our Feraheme inventory, suspension of the FDA’s review of any future supplemental New Drug Applications, enforcement actions, injunctions or criminal prosecution. A government-mandated recall or a voluntary recall could divert managerial and financial resources, could be difficult and costly to correct, could result in the suspension of sales of Feraheme, and could have a severe adverse impact on our potential profitability and the future prospects of our business. In addition, if the FDA inspects our manufacturing facility and determines that we are not in compliance with cGMP regulations or we otherwise determine that we are not in compliance with these regulations, we could experience an inability to manufacture sufficient quantities of Feraheme to meet demand or incur unanticipated compliance expenditures, either of which could have an adverse impact on Feraheme sales, our potential profitability and the future prospects of our business.

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

If we cannot produce sufficient quantities of Feraheme at our manufacturing facility, we will need to rely on third-party manufacturers, which may expose us to a number of risks.

If we are unable to produce sufficient quantities of Feraheme to meet demand or we experience any manufacturing difficulties at our Cambridge, Massachusetts manufacturing facility, we will be required to enter into arrangements with third-party manufacturers. We are currently working to establish and qualify second source manufacturing facilities for Feraheme, however we may not be able to enter into agreements with manufacturers whose facilities and procedures comply with cGMP regulations and other regulatory requirements on terms that are favorable to us, if at all. In addition, in the event that we do not receive the requisite regulatory approval to produce Feraheme at these third-party manufacturing facilities, we may incur significant costs associated with the disposal of any inventory previously produced at these facilities. Even if these third-party manufacturers are qualified to be second source manufacturing facilities for Feraheme and we were to reach agreement, the transition of the manufacturing process to a third-party could take a significant amount of time. Any prolonged interruption in our manufacturing operations could result in cancellations of orders or loss of product in the manufacturing process. Furthermore, use of second-source manufacturing facilities may increase the risk of certain problems, including cost overruns, process reproducibility, stability issues, the inability to deliver required quantities of product that conform to specifications in a timely manner, or the inability to manufacture Feraheme in accordance with cGMP. If we are unable to consistently manufacture Feraheme on a timely basis because of these or other factors, we may not be able to meet commercial demand or our clinical development needs for Feraheme. As a result, we may lose sales and fail to generate increased revenues and our clinical development programs may be delayed, which could have an adverse impact on our potential profitability and future business prospects.

Our inability to obtain raw materials could adversely impact our ability to manufacture sufficient quantities of Feraheme, which would have an adverse impact on our business.

We currently purchase certain raw materials used to manufacture Feraheme from third-party suppliers, with whom we do not currently have any long-term supply contracts. These third-party suppliers may cease to produce the raw materials used in Feraheme or otherwise fail to supply these raw materials to us or fail to supply sufficient quantities of these raw materials to us in a timely manner for a number of reasons, including but not limited to the following:

•      Unexpected demand for or shortage of raw materials;

•      Labor disputes or shortages;

•      Manufacturing difficulties;

•      Regulatory requirements or action;

•      Adverse financial developments at or affecting the supplier; or

•      Import or export problems.

 If any of our third-party suppliers cease to supply certain raw materials to us for any reason, we could be unable to manufacture Feraheme or we could be unable to manufacture Feraheme in sufficient quantities until we are able to qualify an alternative source, which would adversely affect our ability to satisfy commercial demand and our clinical development needs for Feraheme.

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

Even if we are able to obtain raw materials from an alternative source, if these raw materials are not available in a timely manner or on commercially reasonable terms, we would be unable to manufacture Feraheme, both for commercial sale and for use in our clinical trials, on a timely and cost-effective basis. Any such difficulty in obtaining raw materials could severely hinder our ability to manufacture Feraheme and could have a material adverse impact on our ability to generate additional revenues and to achieve profitability.

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

•      The rate of patient enrollment;

•      The ability of our contract research organizations to perform their oversight responsibilities and meet expected deadlines;

•      Any adverse impact of our recently announced corporate restructuring on our ability to execute our planned clinical trials effectively;

•      Any adverse regulatory action which would preclude our ability to continue to conduct or complete our planned clinical trials, such a clinical hold on our planned clinical trials or any potential changes to the Feraheme package insert as a result of our ongoing discussions with the FDA which make it more difficult to conduct our clinical trials as currently planned; and

•      The discovery of previously unknown safety or drug interaction problems with respect to Feraheme.

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

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda. Under the Takeda Agreement, we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in Europe, Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey, or collectively, the Licensed Territory. We are highly dependent on Takeda for certain regulatory filings outside of the U.S. with respect to Feraheme and the commercialization of Feraheme outside of the U.S. If Takeda fails to perform its obligations under the Takeda Agreement or is ineffective in its commercialization of Feraheme in the Licensed Territory or if we fail to effectively manage our relationship with Takeda, our ability to and the extent to which we commercialize and obtain certain regulatory approvals of Feraheme outside of the U.S. would be significantly harmed. Further, if we fail to fulfill certain of our obligations under the Takeda Agreement, Takeda has the right to assume the responsibility of clinical development of Feraheme in the Licensed Territory, which would increase the cost of and delay the Feraheme development program outside of the U.S.

 In addition, Takeda has the right to terminate the agreement under certain conditions. If Takeda terminates the Takeda Agreement, we would be required to either enter into alternative arrangements with third parties to commercialize Feraheme in the Licensed Territory, which we may be unable to do, or to increase our internal infrastructure, both of which would likely result in significant additional expense and delay or termination of our Feraheme clinical development programs outside of the U.S.

Our ability to grow revenues from sales of Feraheme will be limited if we do not obtain approval, or if we experience significant delays in our efforts to obtain approval, to market Feraheme in countries outside of the U.S.

In order for Takeda, 3SBio Inc., or us to market and sell Feraheme in any country outside of the U.S, it will be necessary to obtain regulatory approval from the appropriate regulatory authorities. The requirements for regulatory approval vary widely from country to country and may in some cases be more rigorous than requirements in the U.S. Certain foreign regulatory authorities may require additional studies or studies designed with different clinical endpoints and/or comparators than those which we are conducting or have already completed. In addition, any adverse regulatory action taken by the FDA with respect to Feraheme in the U.S. may affect the regulatory requirements or decisions made by certain foreign regulatory bodies with regard to the regulatory approval of Feraheme outside of the U.S. Further, the time required for approval may also be longer than in the U.S. In addition, in order to increase the number of patients available for enrollment in our clinical trials, we will conduct trials in geographies outside the U.S. We have no experience conducting clinical trials outside the U.S., and, therefore, we will need to expend substantial time and resources to identify and familiarize ourselves with the regulatory requirements of such foreign countries.

Any failure by us, Takeda or 3SBio Inc. to obtain approval for Feraheme in any countries outside of the U.S. in a timely manner may limit the commercial success of Feraheme and our ability to grow our revenues.

We rely on third parties in the conduct of our clinical trials, and if they fail to fulfill their obligations, our development plans may be adversely affected.

We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have and we plan to continue to contract with certain third-parties to provide certain services, including site selection, enrollment, monitoring and data management services in connection with the conduct of our clinical trials. Although we depend heavily on these parties, we do not control them and, therefore, we cannot be assured that these third-parties will adequately perform all of their contractual obligations to us. If our third-party service providers cannot adequately fulfill their obligations to us in a timely manner and on a satisfactory basis or if the quality and accuracy of our clinical trial data is compromised due to failure to adhere to our protocols or regulatory requirements or if such third-parties otherwise fail to adequately discharge their responsibilities or meet deadlines, our development plans both in the U.S. and outside of the U.S. may be delayed or terminated, which would adversely impact our ability to generate revenues from Feraheme sales in additional indications and/or outside of the U.S.

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

•      Any adverse impact on our financial results stemming from our recent corporate restructuring;

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

•      The initiation or outcome of any material litigation to which we are a party; and

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

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and the related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates our critical and other significant estimates and judgments, including among others, those associated with revenue recognition related to collaboration agreements and product sales, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment and determining values of investments, reserves for doubtful accounts, accrued expenses, reserves for legal matters, income taxes and equity-based compensation expense. We base our estimates on market data, our observance of trends in our industry, and various other assumptions that we believe to be reasonable under the circumstances. If actual results differ from these estimates, there could be a material adverse effect on our financial results and the performance of our stock.

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

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $15.13 and $52.49 in the fifty-two week period through November 1, 2010. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, many of which are beyond our control, may have a significant impact on the market price of our common stock. Factors which may affect the market price of our common stock include, among others:

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

•      Public announcements of regulatory actions with respect to Feraheme or products or product candidates of our competitors, including the announcement of any changes to the Feraheme package insert;

•      Actual or perceived safety concerns related to Feraheme or products or product candidates of our competitors, including any actions taken by regulatory authorities in connection with such concerns;

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

•      The initiation or outcome of any material litigation to which we are a party; and

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us and our business. Currently, twelve financial analysts publish reports about us and our business. We do not control these or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. In addition, our future operating results are subject to substantial uncertainty, and our stock price could decline significantly if we fail to meet or exceed analysts’ forecasts and expectations. If any of the analysts who cover us downgrade our stock or issue commentary or observations that are perceived by the market to be adverse to us or our stock, our stock price would likely decline rapidly. If these analysts cease coverage of our company, we could lose visibility in the market, which in turn could also cause our stock price to decline.

We have a history of net losses, and we may not be able to generate sufficient revenues to achieve and maintain profitability in the future.

We have a history of significant operating losses, and we may not be profitable in the future or if we attain profitability, it may not be sustainable. In the past, we have financed our operations primarily from the sale of our equity securities, cash generated by our investing activities, and payments from our strategic partners. As of September 30, 2010, we had an accumulated deficit of approximately $343.1 million. Our losses were primarily the result of costs incurred in research and development, including costs associated with our Feraheme and other development programs, costs associated with establishing and maintaining our sales and marketing infrastructure, and other selling, general and administrative costs. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an IV iron replacement therapeutic in CKD patients in the U.S. and to further develop Feraheme for additional indications and in additional countries outside of the U.S. As a result, we will need to generate sufficient revenues in future periods to achieve and maintain profitability. We anticipate that the vast majority of any revenue we generate in the near future will be from sales of Feraheme as an IV iron replacement therapeutic agent for CKD patients in the U.S. We have never independently marketed or sold any products prior to Feraheme, and we may not be successful in marketing or selling Feraheme. If we are not successful in marketing and selling Feraheme, if revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our business, results of operations and financial condition could be materially adversely affected. In addition, if we are unable to achieve, maintain or increase profitability on a quarterly or annual basis, the market price of our common stock may decline.

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

We estimate that our cash resources at September 30, 2010, combined with cash we currently expect to receive from sales of Feraheme and from earnings on our investments, will be sufficient to finance our currently planned operations for at least the next twelve months. Thereafter, we may require additional funds or need to establish additional alternative strategic arrangements to execute our business plans. We may seek needed funding through additional arrangements with collaborative partners or through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.

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

The investment of our cash is subject to risks, which may cause losses or adversely affect the liquidity of these investments and our results of operations, liquidity and financial condition.

At September 30, 2010, we had $104.4 million in cash and cash equivalents, $169.6 million in short-term investments, and $34.0 million in long-term investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may continue to be exacerbated by the U.S. and global financial crisis which has been occurring over the past several years. The ongoing disruptions in the credit and financial markets have negatively affected many industries, including those in which we invest, and we may realize losses in the fair value of certain of our investments or a complete loss of these investments, which would have an adverse effect on our results of operations, liquidity and financial condition.

At September 30, 2010, we held a total of $38.7 million in fair market value of auction rate securities, or ARS, reflecting a decline in value of approximately $6.1 million compared to the par value of these securities of $44.8 million. Of this $6.1 million decline in value, $5.7 million was considered a temporary impairment and $0.4 million was considered an other-than-temporary impairment as of September 30, 2010. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. Since that time, the continued uncertainty in the credit markets has caused almost all additional auctions with respect to our ARS to fail and prevented us from liquidating certain of our holdings of ARS because the amount of these securities submitted for sale has exceeded the amount of purchase orders for these securities. These auctions may continue to fail indefinitely, and there could be a further decline in value of these securities or any other securities, which may ultimately be deemed to be other-than-temporary. In the future, should we determine that these declines in value of ARS are other-than-temporary, we will recognize the credit-related portion of the loss to our consolidated statement of operations, which could be material. In addition, failed auctions will adversely impact the liquidity of our investments.

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

We are subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

We are subject to changing rules and regulations of Federal and state government as well as the stock exchange on which our common stock is listed. These entities including the Public Company Accounting Oversight Board, the Nasdaq Global Market, and the U.S. Securities & Exchange Commission, or SEC, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. For example, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of the sale of shares of our common stock in our January 2010 public offering or other past or future transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. An ownership change could limit our ability to utilize our net operating loss and tax credit carryforwards for taxable years including or following such “ownership change.” It is possible that the issuance of shares of our common stock in our January 2010 public offering, together with certain other transactions involving our common stock within the testing period, will result in an ownership change. Even if the issuance of our common stock in our recent offering does not result in an ownership change, this offering would significantly increase the likelihood that there would be an ownership change in the future (which ownership change could occur as a result of transactions involving our common stock that are outside of our control, such as sales by existing stockholders). Limitations imposed on the ability to use net operating losses and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than we have estimated would otherwise be required if such limitations were not in effect and could cause such net operating losses and tax credits to expire unused, in each case reducing or eliminating the benefit of such net operating losses and tax credits and potentially adversely affecting our financial position. Similar rules and limitations may apply for state income tax purposes.

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

As a condition of reimbursement by various federal and state healthcare programs, we are required to calculate and report certain pricing information to Federal and state healthcare agencies. For example, we are required to provide ASP information to CMS on a quarterly basis in order to compute Medicare payment rates. Price reporting and payment obligations are highly complex and vary among products and programs. Our processes for estimating amounts due under these governmental pricing programs involve subjective decisions, and as a result, our price reporting calculations remain subject to the risk of errors and our methodologies for calculating these prices could be challenged under the Federal False Claims Act or other laws. In addition, in March 2010, U.S. healthcare reform legislation was enacted, which among other things, modified rules related to certain price reports and expanded the scope of pharmaceutical product sales to which Medicaid rebates apply. Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. This uncertainty in the interpretation of the legislation increases the chances of an error in price reporting, which could in turn lead to a legal challenge or investigation. If we become subject to investigations or other inquiries concerning our compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operation.

We are subject to ongoing regulatory review of Feraheme, and if we fail to comply with such continuing regulations, we could be subject to penalties up to and including the suspension of the manufacturing, marketing and sale of Feraheme.

We are subject to ongoing regulatory requirements and review both in the U.S. and, in some cases, foreign jurisdictions, pertaining to Feraheme’s manufacture, labeling, packaging, adverse event reporting, storage, marketing, promotion and record keeping. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with Feraheme or our manufacturing facility may result in restrictions on our ability to manufacture, market and sell Feraheme, including its withdrawal from the market. We may also be subject to additional sanctions, including but not limited to:

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

For example, in October 2010, we received a Warning Letter from the Division of Drug Marketing, Advertising, and Communications alleging violations of certain FDA regulations with respect to the GastroMARK and Feraheme pages of our corporate web site. Although we have taken steps to address the concerns raised in the Warning Letter, there is no guarantee that any actions we have taken will not result in further action by the FDA. Any of the above sanctions could have a material adverse impact on our ability to generate revenues and to achieve profitability.

If we market or distribute our products in a manner that violates federal, state or foreign healthcare fraud and abuse laws, marketing disclosure laws or other federal, state or foreign laws and regulations, we may be subject to civil or criminal penalties.

In addition to FDA and related regulatory requirements, we are subject to extensive additional Federal, state and foreign healthcare regulation, including but not limited to, the federal false claims act and the federal anti-kickback statute. False claims laws prohibit anyone from knowingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, false or fraudulent claims for reimbursed drugs or services, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug, that is reimbursed by a state or federal program. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry, but we cannot guarantee that we, our employees, our consultants or our contractors are or will be in compliance with all federal, state and foreign regulations. If we or our representatives fail to comply with any of these laws or regulations, a range of fines, penalties and/or other sanctions could be imposed on us, including, but not limited to, restrictions on how we market and sell Feraheme, significant fines, exclusions from government healthcare programs, including Medicare and Medicaid, litigation, or other sanctions. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operation. On November 2, 2010, we received a Civil Investigative Demand, or CID, from the U.S. Department of Justice pursuant to the federal False Claims Act. The CID requires the delivery of documents and testimony to the United States Attorney’s Office in Boston, Massachusetts, relating to allegations that we caused the submission of false claims to Federal health care programs. We intend to cooperate with the Department of Justice with respect to this investigation. No assurance can be given as to the timing or outcome of this investigation. However, depending on the outcome of the investigation, there could be a material adverse effect on our business, financial condition and results of operation.

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

Because of the specialized nature of our business, our success depends to a significant extent on the continued service of our Chief Executive Officer and President, Brian J.G. Pereira, MD, and our other executive officers and on our ability to continue to attract, retain and motivate qualified sales, manufacturing, managerial, scientific, and medical personnel. We have entered into employment agreements with our senior executives but such agreements do not guarantee that these executives will remain employed by us for any significant period of time, or at all. In addition, in October 2010, we decided to reduce our workforce by 24% as part of an overall corporate workforce reduction. This workforce reduction, or any future reduction, could harm our ability to attract and retain qualified key personnel. If we are unable to attract such personnel, or we lose the services of our key personnel for any reason, our Feraheme development and commercialization efforts could be adversely impacted.

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

Our U.S. Feraheme patents are currently scheduled to expire in 2020. These and any other patents issued to us may be contested or invalidated. For example, in July 2010 Sandoz GmbH, or Sandoz, filed an opposition to one of our patents which covers Feraheme in the EU with the European Patent Office, or EPO. Although we believe that the subject patent is valid, there is a possibility that the EPO could invalidate or require us to narrow the claims contained in the patent. We believe the Sandoz patent opposition is without merit and intend to defend against the opposition vigorously. This or future patent interference proceedings involving our patents may result in substantial costs to us, distract our management, prevent us from marketing and selling Feraheme, limit our development and commercialization of Feraheme or otherwise harm our ability to commercialize Feraheme.

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

If we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, NASDAQ or other regulatory authorities.

An adverse determination, if any, in the class action lawsuit or any other potential lawsuits in which we are a defendant, could have a material adverse affect on us.

A purported class action complaint was originally filed on March 18, 2010in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010. The amended complaint alleges that we and our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in the offering of stock referenced below violated the federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. The Court has not set a trial date for this matter. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. However, whether or not the plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

We may be the target of similar litigation in the future. Any future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance, however, if any costs or expenses associated with this or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.

The administration of our products to humans, whether in clinical trials or after approved commercial usage, may expose us to liability claims, whether or not our products are actually at fault for causing an injury. As Feraheme is used over longer periods of time by a wider group of patients taking numerous other medicines or by patients with additional underlying health problems, the likelihood of adverse drug reactions or unintended side effects, including death, may increase. Although we maintain product liability insurance coverage for claims arising from the use of our products in clinical trials and commercial use, coverage is expensive and we may not be able to maintain sufficient insurance at a reasonable cost, if at all. Product liability claims, whether or not they have merit, could decrease demand for Feraheme, subject us to product recalls or harm our reputation, cause us to incur substantial costs, and divert management’s time and attention.

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

In addition, certain provisions in our certificate of incorporation and our by-laws may discourage, delay or prevent a change of control or takeover attempt of our company by a third-party as well as substantially impede the ability of our stockholders to benefit from a change of control or effect a change in management and our Board of Directors, or Board. These provisions include:

•                  The ability of our Board to increase or decrease the size of the Board without stockholder approval;

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

In addition to the above factors, an acquisition of our company could be made more difficult by employment agreements we have in place with our executive officers, as well as a company-wide change of control policy which provide for severance benefits as well as the full acceleration of vesting of any outstanding options or restricted stock units in the event of a change of control and subsequent termination of employment. Further, our Second Amended and Restated 2007 Equity Incentive Plan generally permits our Board to provide for the acceleration of vesting of options granted under that plan in the event of certain transactions that result in a change of control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases by us, or any affiliated purchaser, of our equity securities which are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2010.

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

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: November 8, 2010

AMAG PHARMACEUTICALS, INC.

By:	/s/ David A. Arkowitz
David A. Arkowitz,
Executive Vice President, Chief Financial Officer and Chief Business Officer

Date: November 8, 2010

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

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

+	Exhibits marked with a plus sign (“+”) are filed herewith.
++	Exhibits marked with a double plus sign (“++”) are furnished herewith.