Form 10-Q
period 2011-03-31
AMAG PHARMACEUTICALS INC.
filed 2011-05-09
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011 there were 21,159,942 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.

FORM 10-Q

PART I.                 FINANCIAL INFORMATION

Item 1. Financial Statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$77,318	$112,646
Short-term investments	160,914	147,619
Accounts receivable, net	6,509	5,785
Inventories	16,398	16,344
Receivable from collaboration	851	441
Prepaid and other current assets	6,741	7,949
Total current assets	268,731	290,784
Property, plant and equipment, net	10,669	11,235
Long-term investments	33,362	33,597
Restricted cash	460	460
Total assets	$313,222	$336,076
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,008	$4,553
Accrued expenses	26,167	25,555
Deferred revenues	6,417	6,603
Total current liabilities	33,592	36,711
Long-term liabilities:
Deferred revenues	49,768	51,292
Other long-term liabilities	2,704	2,787
Total liabilities	86,064	90,790
Commitments and contingencies (Notes I & J)
Stockholders’ equity:

Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 58,750,000 shares authorized; 21,159,942 and 21,137,428 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	212	211
Additional paid-in capital	619,219	614,942
Accumulated other comprehensive loss	(7,139)	(7,028)
Accumulated deficit	(385,134)	(362,839)
Total stockholders’ equity	227,158	245,286
Total liabilities and stockholders’ equity	$313,222	$336,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product sales, net	$11,022	$13,295
License fee and other collaboration revenues	2,327	—
Royalties	36	11
Total revenues	13,385	13,306
Costs and expenses:
Cost of product sales	3,041	1,010
Research and development expenses	13,566	12,368
Selling, general and administrative expenses	19,634	23,456
Total costs and expenses	36,241	36,834
Other income (expense):
Interest and dividend income, net	560	471
Gains on investments, net	1	4
Total other income (expense)	561	475
Net loss	$(22,295)	$(23,053)

Net loss per share:
Basic and diluted	$(1.05)	$(1.15)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	21,144	19,985

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net loss	$(22,295)	$(23,053)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Holding losses arising during period, net of tax	(111)	(136)
Reclassification adjustment for (gains) losses included in net loss	—	—
Net unrealized gains (losses) on securities	(111)	(136)
Total comprehensive loss	$(22,406)	$(23,189)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(22,295)	$(23,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	642	570
Non-cash equity-based compensation expense	4,475	4,301
Amortization of premium/discount on purchased securities	868	33
Gains on investments, net	(1)	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(724)	12,346
Inventories	313	(2,500)
Receivable from collaboration	(410)	—
Prepaid and other current assets	1,208	572
Accounts payable and accrued expenses	(3,508)	(2,702)
Deferred revenues	(1,710)	(1,940)
Other long-term liabilities	(83)	(70)
Total adjustments	1,070	10,606
Net cash used in operating activities	(21,225)	(12,447)

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	35,327	8,950
Purchase of available-for-sale investments	(49,364)	—
Capital expenditures	(76)	(217)
Net cash (used in) provided by investing activities	(14,113)	8,733

Cash flows from financing activities:
Proceeds from the exercise of stock options	10	776
Proceeds from the issuance of common stock, net of underwriting discount and other expenses	—	165,559
Net cash provided by financing activities	10	166,335

Net (decrease) increase in cash and cash equivalents	(35,328)	162,621
Cash and cash equivalents at beginning of the period	112,646	50,126
Cash and cash equivalents at end of the period	$77,318	$212,747

Supplemental data:
Non-cash operating items:
Accrued inventory purchases	$575	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

We are subject to risks common to companies in the pharmaceutical industry including, but not limited to, our sole dependence on the success of Feraheme, our potential inability to become profitable in the future, the potential development of significant safety or drug interaction problems with respect to Feraheme, competition in our industry, uncertainties regarding market acceptance of Feraheme, uncertainties related to patient insurance coverage, coding and third-party reimbursement for Feraheme, uncertainties related to the impact of current and future healthcare initiatives and legislation, our limited experience commercializing and distributing a pharmaceutical product, our reliance on our partners to commercialize Feraheme in certain territories outside of the U.S., our potential inability to operate our manufacturing facilities in compliance with current good manufacturing practices, our potential inability to obtain raw or other materials and manufacture sufficient quantities of Feraheme, the potential fluctuation of our operating results, potential differences between actual future results and the estimates or assumptions used by us in preparation of our condensed consolidated financial statements, the volatility of our stock price, our potential inability to obtain additional financing, if necessary, on acceptable terms, our potential inadvertent failure to comply with reporting and payment obligations under government pricing programs, our potential inadvertent failure to comply with the regulations of the FDA or other federal, state or foreign government agencies, uncertainty of the regulatory approval process for our broader Feraheme indication, for any indications outside of the U.S. or for potential alternative manufacturing facilities and processes, uncertainty of the results of our clinical trials, our dependence on key personnel, uncertainties related to the protection of proprietary technology, any potential adverse determinations against us in any current or future lawsuits in which we are a defendant, potential product liability, potential legislative and regulatory changes, and potential costs and liabilities associated with pending or future litigation.

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

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Interim results are not necessarily indicative of the results of operations for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, AMAG Securities Corporation and AMAG Europe Limited. AMAG Securities Corporation is a Massachusetts corporation which was formed in August 2007. AMAG Europe Limited was incorporated in October 2009 in London, England. All intercompany account balances and transactions between the companies have been eliminated.

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

We hold certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents and short- and long-term investments. The following tables represent the fair value hierarchy as of March 31, 2011 and December 31, 2010 for those assets that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$66,941	$66,941	$—	$—
Corporate debt securities	99,821	—	99,821	—
U.S. treasury and government agency securities	57,483	—	57,483	—
Foreign government securities	1,611	—	1,611	—
Commercial paper	1,999	—	1,999	—
Auction rate securities	33,362	—	—	33,362
	$261,217	$66,941	$160,914	$33,362

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$110,238	$110,238	$—	$—
Corporate debt securities	83,768	—	83,768	—
U.S. treasury and government agency securities	50,925	—	50,925	—
Foreign government securities	2,431	—	2,431	—
Commercial paper	10,495	—	10,495	—
Auction rate securities	33,597	—	—	33,597
	$291,454	$110,238	$147,619	$33,597

With the exception of our auction rate securities, or ARS, which are valued using Level 3 inputs, as discussed below, the fair value of our investments other than money market funds is primarily determined from independent pricing services which use Level 2 inputs to determine fair value. Independent pricing services normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions at fair value. At the end of each reporting period, we perform quantitative and qualitative analyses of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of either March 31, 2011 or December 31, 2010. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the three months ended March 31, 2011.

We also analyze when the volume and level of activity for an asset or liability have significantly decreased and when circumstances indicate that a transaction may not be considered orderly. In order to determine whether the volume and level of activity for an asset or liability have significantly decreased, we assess current activity with normal market activity for the asset or liability. We rely on many factors such as trading volume, trading frequency, the levels at which market participants indicate their willingness to buy and sell our securities, as reported by market participants, and current market conditions. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if there has been a significant decrease in the volume and level of activity for an asset or group of similar assets. Similarly, in order to identify transactions that are not orderly, we take into consideration the activity in the market which can influence the determination and occurrence of an orderly transaction. Also, we inquire as to whether there may have been restrictions on the marketing of the security to a single or limited number of participants. Where possible, we assess the financial condition of the seller to determine whether observed transactions may have been forced. If there is a significant disparity between the trading price for a security held by us as compared to the trading prices of similar recent transactions, we consider whether this disparity is an indicator of a disorderly trade. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if the evidence suggests that a transaction or group of similar transactions is not orderly. Based upon these procedures, we determined that market activity for our non-ARS assets appeared normal and that transactions did not appear disorderly as of March 31, 2011.

The following table provides a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (in thousands):

Three Months Ended
March 31, 2011
Balance at beginning of period	$33,597
Transfers to Level 3	—
Total gains (losses) (realized or unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(35)
Purchases, issuances, sales, and settlements:
Purchases	—
Issuances	—
Sales	—
Settlements	(200)
Balance at end of period	$33,362
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—

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

•                  the sales price charged is fixed or determinable; and

•                  collection is reasonably assured.

We record product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organization, or GPO, fees, and product returns as a reduction of revenue in our condensed consolidated statement of operations at the time product sales are recorded. Calculating these gross-to-net sales adjustments involves estimates and judgments based primarily on actual Feraheme sales data, forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others, and other market research. In addition, we also monitor our distribution channel to determine whether additional allowances or accruals are required based on inventory in our sales channel. An analysis of our product sales allowances and accruals for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Product sales allowances and accruals
Discounts and chargebacks	$2,220	$742
Government and other rebates	2,534	3,001
Returns	299	244
Total product sales allowances and accruals	$5,053	$3,987

Total gross product sales	$16,075	$17,282

Total product sales allowances and accruals as a percent of total gross product sales	31%	23%

Product sales allowances and accruals are primarily comprised of both direct and indirect fees, discounts and rebates and provisions for estimated product returns. Direct fees, discounts and rebates are contractual fees and price adjustments payable to wholesalers, specialty distributors and other customers that purchase products directly from us. Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as certain dialysis organizations, physicians, clinics, hospitals, and GPOs that typically do not purchase products directly from us but rather from wholesalers and specialty distributors. In accordance with guidance related to accounting for fees and consideration given by a vendor to a customer (including a reseller of a vendor’s products), these fees, discounts and rebates are presumed to be a reduction of the selling price of Feraheme. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities and are recorded in the same period that the related revenue is recognized. We estimate product sales and allowances using either historical, actual and/or other data, including estimated patient usage, applicable contractual rebate rates, contract performance by the benefit providers, other current contractual and statutory requirements, historical market data based upon experience of other products similar to Feraheme, specific known market events and trends such as competitive pricing and new product introductions and current and forecasted customer buying patterns and inventory levels, and the shelf life of Feraheme. As part of this evaluation, we also review changes to federal and other legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. If actual future results vary from our estimates, we may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.

Deferred Revenue - Launch Incentive Program

During the third quarter of 2009, certain dialysis organizations purchased Feraheme from us under our Launch Incentive Program. These purchases were made under agreements which provided these customers with an opportunity to purchase Feraheme through September 30, 2009 at discounted pricing and further provided for extended payment terms and expanded rights of return. As a result, in accordance with current accounting guidance which requires that we defer recognition of revenues until we can reasonably estimate returns related to those purchases, we have deferred the recognition of revenues associated with these purchases until our customers report to us that such inventory has been utilized in their operations. As of March 31, 2011, we had approximately $0.3 million in remaining deferred revenue related to customers who participated in the Launch Incentive Program and as a result, we do not expect to recognize significant revenues related to this program during the remainder of 2011.

License Fee and Other Collaboration Revenues

The terms of product development agreements entered into between us and our collaborative partners may include non-refundable license fees, payments based on the achievement of certain milestones and performance goals, reimbursement of certain out-of-pocket costs, payment for manufacturing services, and royalties on product sales. We recognize license fee and research and development revenue under collaborative arrangements over the term of the applicable agreements using a proportional performance model, if practical. Otherwise, we recognize such revenue on a straight-line basis. Under this model, revenue is generally recognized in an amount equal to the lesser of the amount due under the agreements or an amount based on the proportional performance to date. In cases where project costs or other performance metrics are not estimable but there is an established contract period, revenues are recognized on a straight-line basis over the term of the relevant agreement. In cases where we are reimbursed for certain research and development costs associated with our collaboration agreements and where we are acting as the principal in carrying out these services, any reimbursement payments are recorded in license fee and other collaboration revenues in our consolidated statement of operations to match the costs that we incur during the period in which we perform those services. Nonrefundable payments and fees are recorded as deferred revenue upon receipt and may require deferral of revenue recognition to future periods.

Multiple Element Arrangements and Milestone Payments

We evaluate revenue from arrangements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in the accounting guidance related to revenue arrangements with multiple deliverables. This guidance provides that for unmodified agreements entered into prior to December 31, 2010, an element of a contract can be accounted for separately if the delivered elements have standalone value and the fair value of any undelivered elements is determinable. If an element is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, all elements of the arrangement are recognized as revenue as a single unit of accounting over the period of performance for such undelivered items or services.

When multiple deliverables are combined and accounted for as a single unit of accounting, we base our revenue recognition pattern on the last to be delivered element. Revenue is recognized using either a proportional performance or straight-line method, depending on whether we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and whether such performance obligations are provided on a best-efforts basis. To the extent we cannot reasonably estimate our performance obligations, we recognize revenue on a straight-line basis over the period we expect to complete our performance obligations.

Our collaboration agreements may entitle us to additional payments upon the achievement of performance-based milestones. If a milestone involves substantive effort on our part and its achievement is not considered probable at the inception of the collaboration, we recognize the milestone consideration as revenue in the period in which the milestone is achieved only if it meets the following additional criteria: (1) the milestone consideration received is commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone; (2) the milestone is related solely to past performance; and (3) the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. For milestones that do not meet the above criteria and are therefore not considered substantive milestones, we recognize that portion of the milestone payment equal to the percentage of the performance period completed at the time the milestone is achieved and the above conditions are met. The remaining portion of the milestone will be recognized over the remaining performance period using a proportional performance or straight-line method.

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. As of March 31, 2011, our cash, cash equivalents and investments amounted to approximately $271.6 million. We currently invest our excess cash primarily in U.S. government and agency money market funds, and investments in corporate debt securities, U.S. treasury and government agency securities, commercial paper and ARS. As of March 31, 2011, we had approximately $66.9 million of our total $77.3 million cash and cash equivalents balance invested in institutional money market funds of which $49.7 million was invested in a single fund, which is collateralized solely by U.S. treasury and government agency securities.

Our operations are located solely within the U.S. We are focused principally on developing, manufacturing and commercializing Feraheme. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our revenues for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
AmerisourceBergen Drug Corporation	38%	29%
McKesson Corporation	18%	<10%
Takeda Pharmaceutical Company Limited	17%	—
Cardinal Health, Inc.	13%	<10%

Revenues for the three months ended March 31, 2011 from customers outside of the U.S. amounted to approximately 18% of our total revenues and were principally related to collaboration revenue recognized in connection with our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, which is based in Japan. Revenues for the three months ended March 31, 2010 from customers outside of the U.S. amounted to less than 10% of our total revenues.

C.               Investments

As of March 31, 2011 and December 31, 2010, the combined total of our short- and long-term investments equaled $194.3 million and $181.2 million, respectively, and consisted of securities classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in debt and equity securities.

The following is a summary of our short- and long-term investments as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$58,367	$149	$(18)	$58,498
Due in one to three years	41,230	131	(38)	41,323
U.S. treasury and government agency securities
Due in one year or less	20,868	39	—	20,907
Due in one to three years	36,419	182	(25)	36,576
Foreign government securities
Due in one year or less	1,611	—	—	1,611
Commercial paper
Due in one year or less	2,000	—	(1)	1,999
Total short-term investments	$160,495	$501	$(82)	$160,914

Long-term investments:
Auction rate securities
Due in one year or less	$—	$—	$—	$—
Due after five years	39,350	—	(5,988)	33,362
Total long-term investments	$39,350	$—	$(5,988)	$33,362

Total short and long-term investments	$199,845	$501	$(6,070)	$194,276

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$37,660	$65	$(12)	$37,713
Due in one to three years	45,883	197	(25)	46,055
U.S. treasury and government agency securities
Due in one year or less	22,554	39	(1)	22,592
Due in one to three years	28,103	235	(5)	28,333
Foreign government securities
Due in one year or less	2,431	—	—	2,431
Commercial paper
Due in one year or less	10,493	2	—	10,495
Total short-term investments	$147,124	$538	$(43)	$147,619

Long-term investments:
Auction rate securities
Due in one year or less	$—	$—	$—	$—
Due after five years	39,550	—	(5,953)	33,597
Total long-term investments	$39,550	$—	$(5,953)	$33,597

Total short and long-term investments	$186,674	$538	$(5,996)	$181,216

Auction Rate Securities

As of March 31, 2011, we held a total of $33.4 million in fair market value of ARS, reflecting a decline of approximately $6.0 million compared to the par value of these securities of $39.4 million. At March 31, 2011, all of our ARS were municipal bonds with an auction reset feature and were classified as available-for-sale. The majority of our ARS portfolio was rated AAA as of March 31, 2011 by at least one of the major securities rating agencies and was primarily collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. As of March 31, 2011, all of our ARS continue to pay interest according to their stated terms.

In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions since that time. As a result of the lack of significant observable ARS market activity since February 2008, we use a discounted cash flow methodology to value these securities as opposed to valuing them at their par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. In addition, for all available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. In the event that we intend to sell a security, or may be required to do so, the decline in fair value of the security would be deemed to be other-than-temporary and the full amount of the unrealized loss would be recorded in our condensed consolidated statement of operations as an impairment loss. Regardless of our intent to sell a security, we perform additional analyses on all securities with unrealized losses to evaluate whether there could be a credit loss associated with the security. Based on the methodology and the analysis above, we have estimated the fair value of our ARS to be $33.4 million and have recorded the $6.0 million decline in value as an unrealized loss to accumulated other comprehensive loss as of March 31, 2011.

Due to our belief that the market for ARS will likely take in excess of twelve months to fully recover, we have classified our portfolio of ARS as long-term investments in our condensed consolidated balance sheet as of March 31, 2011. We believe that the impairment related to our ARS is primarily attributable to the lack of liquidity of these investments, coupled with the ongoing uncertainty in the credit and capital markets, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. For all of our ARS, the underlying maturity date is in excess of one year, and the majority have final maturity dates which occur approximately 30 to 40 years in the future. We believe we will ultimately be able to liquidate our investments in ARS without significant loss prior to their maturity dates primarily due to the collateral securing most of our ARS. However, it could take until final maturity of the ARS to realize our investments’ par value. As a result, we believe the decline in value of our ARS is a temporary impairment and similarly, any future fluctuation in fair value related to our ARS that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future unrealized loss is other-than-temporary, we will record a charge to our condensed consolidated statement of operations. In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity, a buyer is found outside the auction process, or the securities mature. In addition, as part of our determination of the fair value of our investments, we consider credit ratings provided by independent investment rating agencies as of the valuation date. These ratings are subject to change, and we may be required to adjust our future valuation of these ARS which may adversely affect the value of these investments. Based upon the various analyses described above, we did not recognize any credit losses related to our securities during the three months ended March 31, 2011.

Impairments and Unrealized Gains and Losses on Investments

The following is a summary of the fair value of our investments with unrealized losses that are deemed to be temporarily impaired and their respective gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$38,827	$(56)	$—	$—	$38,827	$(56)
U.S. treasury and government agency securities	14,367	(25)	—	—	14,367	(25)
Commercial paper	1,999	(1)	—	—	1,999	(1)
Auction rate securities	—	—	33,362	(5,988)	33,362	(5,988)
	$55,193	$(82)	$33,362	$(5,988)	$88,555	$(6,070)

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$31,005	$(37)	$—	$—	$31,005	$(37)
U.S. treasury and government agency securities	13,447	(6)	—	—	13,447	(6)
Auction rate securities	—	—	33,597	(5,953)	33,597	(5,953)
	$44,452	$(43)	$33,597	$(5,953)	$78,049	$(5,996)

As noted above, for available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary, and the full amount of the unrealized loss is recorded in our condensed consolidated statement of operations as an impairment loss. Regardless of our intent to sell a security, we perform additional credit and market analyses on all securities with unrealized losses to evaluate whether there could be a credit loss associated with the security. Our assessment of whether unrealized losses are other-than-temporary requires significant judgment. Based upon our evaluation, we did not consider the unrealized losses on our available-for-sale investments to be other-than-temporary impairments as of March 31, 2011 and December 31, 2010. We did not recognize any impairment losses in our condensed consolidated statements of operations related to our securities during either of the three months ended March 31, 2011 or 2010.

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

Realized Gains and Losses on Investments

Gains and losses are determined on the specific identification method. Realized gains were insignificant during both the three months ended March 31, 2011 and 2010.

D.            Accounts Receivable

Our accounts receivable were $6.5 million and $5.8 million as of March 31, 2011 and December 31, 2010, respectively, and primarily represented amounts due from wholesalers and distributors to whom we sell Feraheme directly. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts. Reserves for other sales-related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in our condensed consolidated balance sheets.

As part of our credit management policy, we perform ongoing credit evaluations of our customers, and we have not required collateral from any customer. To date, we have not experienced significant bad debts. Accordingly, we have not established an allowance for doubtful accounts at either March 31, 2011 or December 31, 2010. If the financial condition of any of our significant customers was to deteriorate and result in an impairment of their ability to make payments owed to us, an allowance for doubtful accounts may be required which could have a material effect on earnings in the period of any such adjustment.

Customers which represented greater than 10% of our accounts receivable balances as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
AmerisourceBergen Drug Corporation	52%	65%
Cardinal Health, Inc.	18%	14%
McKesson Corporation	15%	10%

E.              Inventories

Our major classes of inventories were as follows as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010

Raw materials	$2,861	$2,332
Work in process	788	55
Finished goods	12,749	13,957
Total inventories	$16,398	$16,344

Included in work in process inventory as of March 31, 2011 was approximately $0.7 million of Feraheme produced using third-party manufacturing facilities or processes for which we believe future regulatory approval is probable.

There was no equity-based compensation capitalized into inventory for the three months ended March 31, 2011. Equity-based compensation of $0.2 million was capitalized into inventory for the three months ended March 31, 2010.

F.              Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three months ended March 31, 2011 and 2010, we did not recognize any tax expense or benefit due to our continued net operating loss position. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

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

	Three Months Ended March 31,
	2011	2010
Options to purchase shares of common stock	2,213	2,845
Shares of common stock issuable upon the vesting of restricted stock units	701	273
Total	2,914	3,118

The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net loss	$(22,295)	$(23,053)
Weighted average common shares outstanding	21,144	19,985
Net loss per share:
Basic and diluted	$(1.05)	$(1.15)

H.            Equity-Based Compensation

We currently maintain several equity compensation plans, including our Second Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, our Amended and Restated 2000 Stock Plan, or the 2000 Plan, and our 2010 Employee Stock Purchase Plan.

Second Amended and Restated 2007 Equity Incentive Plan

As of March 31, 2011, we have granted options and restricted stock units covering 3,594,275 shares of common stock under our 2007 Plan, of which 979,029 stock options and 103,622 restricted stock units have expired or terminated, and of which 35,338 options have been exercised and 81,014 shares of common stock have been issued pursuant to restricted stock units that became fully vested. The number of options and restricted stock units outstanding under this plan as of March 31, 2011 was 1,696,427 and 698,845, respectively. The remaining number of shares available for future grants as of March 31, 2011 was 1,003,373, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise. All outstanding stock options granted under our 2007 Plan have an exercise price equal to the closing price of a share of our common stock on the grant date and a ten-year term.

In January 2011, we granted restricted stock units to certain members of our senior management covering a total of 156,000 shares of common stock, which are subject to a performance condition tied to the price of our common stock. These restricted stock units vest in a single installment on the earlier of (1) the fourth anniversary of the date of grant and (2) immediately prior to a change of control of the Company, provided that, in either case the closing price of a share of our common stock is at least $30.00 per share. The total fair value of these restricted stock units is $1.6 million, which we will recognize to expense over a period of four years from the date of grant, subject to any forfeitures.

Amended and Restated 2000 Stock Plan

The number of shares underlying outstanding options and restricted stock units which were issued pursuant to our 2000 Plan as of March 31, 2011 was 515,931 and 2,500, respectively. In November 2007, the 2000 Plan was succeeded by the 2007 Plan and, accordingly, no further grants may be made under this plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

Equity-based compensation expense

Equity-based compensation expense, excluding amounts that have been capitalized into inventory, for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of product sales	$195	$75
Research and development	642	1,205
Selling, general and administrative	3,638	3,021
Total equity-based compensation expense	$4,475	$4,301

We reduce the compensation expense being recognized to account for estimated forfeitures, which we estimate based primarily on historical experience. Under the current accounting guidance, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There was no equity-based compensation expense capitalized into inventory for the three months ended March 31, 2011. Capitalized equity-based compensation expense is recognized into cost of product sales when the related product is sold.

I.                Commitments and Contingencies

Legal Proceedings

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint filed on December 17, 2010 alleges that we and our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. The Court has not set a trial date for this matter. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. We have not recorded an estimated liability associated with this legal proceeding as we do not believe that such a liability is probable or estimable. However, we expect that the costs and expenses related to this litigation could be significant. Our current director and officer liability insurance policies provide that we are responsible for the first $1.0 million of such costs and expenses. Also, a judgment or settlement of these actions could exceed our insurance coverage.

In addition, during 2010 we received correspondence from a supplier with whom we have an agreement related to the supply of a certain material used in the production of certain of our products. This correspondence suggests that we are in violation of the terms of the agreement. We believe we have valid arguments against such allegations, and we intend to vigorously defend against any such allegations. We are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with this potential claim, if any, and have therefore not recorded any estimated liability as we do not believe that such a liability is probable or estimable.

We may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us at March 31, 2011. We expense legal costs as they are incurred.

J.              Collaborative Agreements

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

Revenues related to the combined unit of accounting and any reimbursement revenues are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations. During the three months ended March 31, 2011, we recorded $1.5 million associated with the upfront payment and $0.8 million associated with other reimbursement revenues in our condensed consolidated statement of operations. Payments to be received for supply of the drug product and royalties will be recorded in product sales and royalties in our condensed consolidated statement of operations. We did not record any revenue for this accounting unit in our condensed consolidated statement of operations during the three months ended March 31, 2011.

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

K.            Restructuring

In October 2010, in order to reduce our operating expenses, we initiated a corporate restructuring plan, including a workforce reduction, pursuant to which we would reduce our workforce by greater than 60 positions. During the fourth quarter of 2010, we recorded $2.2 million of restructuring related costs as operating expenses, primarily related to employee severance, benefits and related costs. The majority of the workforce reduction was completed during 2010, and we expect the remaining reductions to be completed by the end of 2011. Expenses associated with this restructuring plan are expected to be substantially paid by the end of 2011.

The following table outlines the components of our restructuring expenses which were recorded in operating expenses and current liabilities for the three months ended March 31, 2011 (in thousands):

Three Months Ended March 31, 2011

Accrued restructuring, beginning of period	$1,324
Employee severance, benefits and related costs	128
Payments	(810)
Other adjustments	(105)
Accrued restructuring, end of period	$537

L.             Recently Issued and Proposed Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-027, Fees Paid to the Federal Government by Pharmaceutical Manufacturers, or ASU 2010-027. ASU 2010-027 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the Health Care Reform Act enacted in the U.S. in March 2010. Under this new accounting standard, the annual fee is presented as a component of operating expenses and recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective, which for us is fiscal 2011. The total amount of the annual fee to be recorded in our 2011 operating expenses is insignificant.

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements, or ASU 2010-06, which amends ASC 820, Fair Value Measurements and Disclosure. ASU 2010-06 requires additional disclosure related to transfers in and out of Levels 1 and 2 and the activity in Level 3. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, this guidance requires a reporting entity to present separately information about purchases, sales issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This accounting standard was effective for interim and annual reporting periods beginning after December 31, 2009 other than for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 31, 2010, which for us is fiscal 2011. We have adopted all provisions of this pronouncement, and such adoption did not have a significant impact on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605-25 (previously included within Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was generally deferred until all of the items were delivered or fair value was determined. This new approach became effective prospectively for revenue arrangements entered into or materially modified beginning on January 1, 2011. The initial adoption of this guidance did not have any impact on our condensed consolidated financial statements; however, it will likely impact us in the future if we enter into any future transactions involving multiple deliverables or if we enter into any material modifications to any of our existing collaborations.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Examples of forward-looking statements contained in this report include statements regarding the following: our intention to initiate a registry study during 2011, the design and expected timing of completion of our global studies of Feraheme for the treatment of iron deficiency anemia in a broad range of patients, our plan to conduct four pediatric studies and the expected timing of completion and design of these studies, our expectations of the timing of a decision by the European Medicines Agency on our Marketing Authorization Application submission, the design and expected timing of completion of our post-approval trial to assess the safety and efficacy of Feraheme compared to an intravenous iron sucrose product in chronic kidney disease patients, our plan to conduct a post-approval trial to assess the safety and efficacy of repeat, episodic Feraheme administration for the treatment of persistent or recurrent iron deficiency anemia and the design of such trial, our statement that our partner in China, 3SBio Inc., or 3SBio, plans to conduct a Feraheme clinical study in China, our expectation that sales of GastroMARK® will not materially increase, our expectations regarding the success of our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, including any potential milestone payments we may receive, our expectations regarding our future revenues, including expected Feraheme revenues under our Takeda and 3SBio collaborations, our expectation that our reserves as a percentage of gross sales will increase during the remainder of 2011, our expectation that our net sales as a percentage of gross sales will be negatively affected as a result of recent legislation, our expectations regarding future license fee revenues from 3SBio, our expectation that our costs of product sales as a percentage of net product sales will slightly decrease during the remainder of 2011, our expectation that our research and development expenses will increase during the remainder of 2011, our expectations regarding the amount of external expenses and the timing of our planned research and development projects, our expectation that selling, general and administrative expenses will slightly decrease during the remainder of 2011, our expectation regarding our dividend and interest income, our expectations regarding our short- and long-term liquidity and capital requirements and our ability to finance our operations, our expectations regarding our future cash flows, our belief that the decline in the value of our auction rate securities is temporary and that we will ultimately be able to liquidate these investments without significant loss, our belief that we will receive regulatory approval for alternative manufacturing facilities or processes, our belief that the allegations asserted against us in the class action lawsuit are without merit and our expectations regarding the potential costs associated with this litigation, our belief regarding the potential impact of the adoption of newly issued and future accounting guidance on our financial statements, and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.

Any forward-looking statement should be considered in light of the factors discussed in this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the United States Securities and Exchange Commission to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in these forward-looking statements.

Overview

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a biopharmaceutical company focused on the development and commercialization of a therapeutic iron compound to treat iron deficiency anemia, or IDA. Our principal source of revenue is from the sale of Feraheme® (ferumoxytol) Injection for Intravenous, or IV, use which was approved for marketing in the U.S. in June 2009 by the U.S. Food and Drug Administration, or the FDA, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with chronic kidney disease, or CKD. We are currently pursuing marketing applications in the European Union, Canada and Switzerland for Feraheme for the treatment of IDA in CKD patients.

We market and sell Feraheme in the U.S. through our own commercial organization, including a specialized sales force. We began commercial sale of Feraheme in July 2009 and sell Feraheme primarily to authorized wholesalers and specialty distributors. Feraheme is approved for use in the treatment of both dialysis and non-dialysis dependent adult CKD patients. During 2010, a new prospective payment system for the reimbursement of dialysis services was adopted and became effective on January 1, 2011, which made it less likely that dialysis providers would choose to use Feraheme and caused our sales in the dialysis market to decline. Our commercial strategy is primarily focused on growing the utilization of Feraheme in non-dialysis dependent adult CKD patients with IDA in the U.S., specifically in hematology, oncology, nephrology, and hospital sites of care, where a large number of CKD patients are treated.

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

Prior to 2009, we devoted substantially all of our resources to our research and development programs. Since the FDA approval and commercial launch of Feraheme in mid-2009, we have incurred substantial costs related to the commercialization and development of Feraheme. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an IV iron replacement therapeutic for use in CKD patients in the U.S., to further develop Feraheme for the treatment of IDA in a broad range of patients, and to obtain regulatory approval to market Feraheme in countries outside of the U.S. Prior to the commercial launch of Feraheme, we financed our operations primarily from the sale of our equity securities, cash generated by our investing activities, and payments from our strategic partners. Since 2009, our revenues have been primarily attributable to product sales of Feraheme. We currently expect to fund our future operations from revenue from sales of Feraheme in addition to payments from our strategic partners, cash generated by our investing activities, and the sale of our equity securities, if necessary. As of March 31, 2011, we had an accumulated deficit of approximately $385.1 million and our cash, cash equivalents and investments equaled $271.6 million.

Takeda Collaboration

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda, under which we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in Europe, Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey, or collectively, the Licensed Territory. Under the Takeda Agreement we were initially responsible for the regulatory application for Feraheme in the European Union, or the EU, Switzerland and Canada with Takeda responsible for registrational filings in all other regions covered by the agreement. We have since transferred the Feraheme regulatory applications in Canada and Switzerland to Takeda.

Clinical Development and Regulatory Status of Feraheme

We continue to advance our Feraheme clinical development program in adults by conducting two Phase III multi-center clinical trials to assess Feraheme for the treatment of IDA in a broad range of patients for whom treatment with oral iron is unsatisfactory, including women with abnormal uterine bleeding, patients with cancer or gastrointestinal diseases and postpartum women. In June 2010, we initiated a double blind, placebo-controlled Phase III study which will assess the efficacy and safety of two doses of 510 milligrams each of Feraheme compared to placebo in a total of approximately 800 patients with IDA. We have also initiated an open label, active-controlled Phase III study to assess the efficacy and safety of two doses of 510 milligrams each of Feraheme compared to a total dose of 1,000 milligrams of an IV iron sucrose product in a total of approximately 600 patients with IDA. Further, an open label extension study is currently enrolling patients from the placebo-controlled study who will be followed for six months and will be eligible to receive two doses of 510 milligrams each of Feraheme whenever they meet treatment criteria. These trials are all currently enrolling patients, and we expect to complete enrollment in the two Phase III studies by the end of 2011.

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

In June 2010 we submitted our Marketing Authorization Application, or MAA, for Feraheme for the treatment of IDA in CKD patients with the European Medicines Agency, or EMA. In April 2011, we submitted our responses to a list of questions and requests for information related to the MAA, known as the Day 120 List of Questions, from the EMA’s Committee for Medicinal Products for Human Use. We expect a decision by the EMA on our MAA submission by the end of 2011.

To support our MAA, we have initiated a global, randomized, multi-center, active-controlled post-approval trial with approximately 150 adult CKD patients with IDA, both on dialysis and not on dialysis. This study is currently enrolling patients and will assess the safety and efficacy of two doses of 510 milligrams each of Feraheme compared to a total dose of 1,000 milligrams of an IV iron sucrose product. We expect to complete enrollment of this study in 2011. In addition, our Pediatric Investigation Plan, which was approved by the EMA in December 2009, includes the two pediatric studies needed to meet the requirements of the Pediatric Research Equity Act in the U.S. described above and two additional pediatric studies requested by the EMA.

As part of our obligations under the Takeda Agreement, we are also required to initiate a multi-center post-approval clinical trial to assess the safety and efficacy of repeat, episodic Feraheme administration for the treatment of persistent or recurrent IDA over a 12 month period. In this study, subjects would receive an initial course of two doses of 510 milligrams each of Feraheme and subsequent courses of two doses of 510 milligrams each of Feraheme whenever they meet treatment criteria. The study is expected to enroll a total of approximately 300 CKD patients with IDA including hemodialysis and peritoneal dialysis patients and those not on dialysis, including post-kidney transplant recipients.

In January 2011, we received a Notice of Non-Compliance from the Therapeutic Products Directorate of Health Canada, or Health Canada, regarding our New Drug Submission for Feraheme for the treatment of IDA in adult CKD patients. The Notice of Non-Compliance outlined Health Canada’s concerns, which focused mainly on chemistry, manufacturing and control and preclinical toxicology issues. Among other things, Health Canada has requested additional information on polyglucose sorbitol carboxymethylether, or PSC, a material used in the manufacture of Feraheme, including information related to pre-clinical safety of PSC and the manufacturing processes and controls related to the incorporation of PSC. In April 2011, we and Takeda were granted a 30 day extension to submit our response to the Notice of Non-Compliance.

In August 2010, Takeda filed an MAA with Swissmedic, the Swiss Agency for Therapeutic Products, for Feraheme for the treatment of IDA in CKD patients. Takeda recently received a list of questions from Swissmedic, and we are currently working with Takeda to respond to the questions.

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

Other information

In April 2011, we received FDA approval of our proposed alternative source manufacturing sites for Feraheme drug substance and drug product.

GastroMARK®, our oral contrast agent used for delineating the bowel in magnetic resonance imaging, or MRI, is approved and marketed in the U.S., Europe, and other countries through our marketing partners. Sales of GastroMARK by our marketing partners have been at approximately their current levels for the last several years, and we do not expect sales of GastroMARK to materially increase.

Results of Operations for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

Revenues

Our revenues for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Product sales, net	$11,022	$13,295	$(2,273)	-17%
License fee and other collaboration revenues	2,327	—	2,327	N/A
Royalties	36	11	25	>100%
Total	$13,385	$13,306	$79	1%

Our total revenues during the three months ended March 31, 2011 and 2010 were approximately $13.4 million and $13.3 million, respectively. Our revenues during the three months ended March 31, 2011 reflect a $2.3 million increase in our license fee and other collaboration revenues and a $2.3 million decrease in our net product sales as compared to the three months ended March 31, 2010. The increase in license fee and other collaboration revenues was due to revenues associated with the Takeda Agreement, which we entered into on March 31, 2010. The decrease in net product sales was largely due to decreased provider demand from the dialysis segment combined with greater discounts and rebates provided to our end-users.

The following table sets forth customers who represented 10% or more of our revenues for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
AmerisourceBergen Drug Corporation	38%	29%
McKesson Corporation	18%	<10%
Takeda Pharmaceutical Company Limited	17%	—
Cardinal Health, Inc.	13%	<10%

Net Product Sales

Net product sales for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Feraheme	$10,861	$13,056	$(2,195)	-17%
GastroMARK	161	239	(78)	-33%
Total	$11,022	$13,295	$(2,273)	-17%

Our total net product sales decreased by $2.3 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Our net product sales decreased primarily because our gross product sales decreased by $1.2 million from $17.3 million during the three months ended March 31, 2010 to $16.1 million during the three months ended March 31, 2011. The decrease in product sales was largely due to decreased provider demand from the dialysis segment, including a $2.0 million decrease in revenues recognized in connection with our Launch Incentive Program, which sales were made solely to dialysis customers. Sales of Feraheme in the dialysis market declined principally as a result of the January 2011 implementation of the Medicare prospective payment system, which made it less likely that dialysis providers would choose to use Feraheme. These decreases were partially offset by increased provider demand from certain non-dialysis segments, such as hematology and oncology clinics and hospitals.

In addition, during the three months ended March 31, 2011 we offered higher customer discounts, chargebacks and rebates to our end-users as compared to the three months ended March 31, 2010. We reduced our gross product sales by recording allowances of $5.1 million and $4.0 million during the three months ended March 31, 2011 and 2010, respectively. This $1.1 million increase reflects these higher allowances for governmental and other rebates, discounts, sales returns and wholesaler management fees.

Our net product sales may fluctuate from period to period as a result of a number of factors, including but not limited to the following:

•                  wholesaler demand forecasts and buying decisions, as well as end-user demand, which can create uneven purchasing patterns by our customers;

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

Our net product sales may also fluctuate from period to period due to the enactment of or changes in legislation that impact third-party reimbursement coverage and pricing. For example, in July 2010, the Centers for Medicare & Medicaid Services published a final rule establishing a new prospective payment system for dialysis services provided to Medicare beneficiaries who have end stage renal disease, which has significantly diminished the utilization of Feraheme in this patient population and has consequently adversely affected our Feraheme sales in the dialysis setting. As a result of the implementation of the prospective payment system, we expect our dialysis sales for the remainder of 2011 and beyond will not be significant.

In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Health Care Reform Act, which was enacted in March 2010, contains several provisions which impact our business, including the following:

•                  an increase from 15.1% to 23.1% in the minimum statutory Medicaid rebate to states participating in the Medicaid program;

•                  an extension of the Medicaid rebate to drugs dispensed to Medicaid beneficiaries enrolled with managed care organizations;

•                  an expansion of the 340(B) Public Health Services drug pricing program, which provides drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers in an outpatient setting; and

•                  an annual fee assessed on all branded prescription drug manufacturers and importers.

We expect that during the remainder of 2011, our net sales as a percentage of gross sales will continue to be negatively affected as a result of certain aspects of the Health Care Reform Act, specifically, the increase in the minimum Medicaid rebates and the expansion to whom such rebates may potentially apply. It is likely that the effect of this legislation could further adversely impact our future net revenues, however, we are still assessing the full extent of the future impact of this legislation on our business.

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

•                  the sales price charged is fixed or determinable; and

•                  collection is reasonably assured.

We record product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organization, or GPO, fees, and product returns as a reduction of revenue in our condensed consolidated statement of operations at the time product sales are recorded. Calculating these gross-to-net sales adjustments involves estimates and judgments based primarily on actual Feraheme sales data, forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others, and other market research. In addition, we also monitor our distribution channel to determine whether additional allowances or accruals are required based on inventory in our sales channel. For further details related to our revenue recognition and related sales allowances policy, refer to our critical accounting policies included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010.

An analysis of our product sales allowances and accruals for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Product sales allowances and accruals
Discounts and chargebacks	$2,220	$742
Government and other rebates	2,534	3,001
Returns	299	244
Total product sales allowances and accruals	$5,053	$3,987

Total gross product sales	$16,075	$17,282

Total product sales allowances and accruals as a percent of total gross product sales	31%	23%

Product sales allowances and accruals are primarily comprised of both direct and indirect fees, discounts and rebates, and provisions for estimated product returns. Direct fees, discounts and rebates are contractual fees and price adjustments payable to wholesalers, specialty distributors and other customers that purchase product directly from us. Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as certain dialysis organizations, physicians, clinics, hospitals, and GPOs that typically do not purchase products directly from us but rather from wholesalers and specialty distributors. In accordance with guidance related to accounting for fees and consideration given by a vendor to a customer (including a reseller of a vendor’s products), these fees, discounts and rebates are presumed to be a reduction of the selling price of Feraheme. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements related to the purchase and/or utilization of the product by these entities.

Product sales allowances and accruals are recorded in the same period that the related revenue is recognized and are estimated using either historical, actual and/or other data, including estimated patient usage, applicable contractual rebate rates, contract performance by the benefit providers, other current contractual and statutory requirements, historical market data based upon experience of other products similar to Feraheme, specific known market events and trends such as competitive pricing and new product introductions and current and forecasted customer buying patterns and inventory levels, and the shelf life of Feraheme. As part of this evaluation, we also review changes to federal and other legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends. Reserve estimates are evaluated quarterly and may require adjustments to better align our estimates with actual results. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For example, we are subject to reimbursement arrangements with state Medicaid programs for which we estimate and record rebate reserves. Our estimates of these reserves are based on market research data related to utilization rates by various end-users, actual Feraheme sales data and forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others. In estimating these reserves, we reserve for a Medicaid rebate associated with both those expected instances where Medicaid will act as the primary insurer as well as in those instances where we expect Medicaid will act as the secondary insurer. We have received limited actual claims payment data through March 31, 2011 due to the extended time period between the sale of Feraheme and our receipt of the related Medicaid rebate claim, which can be over a year, and therefore have not been able to solely rely on our actual Feraheme claims experience to update our estimates. However, as we continue to receive additional rebate claims, that actual experience could result in a change in our estimates. If we were to change our estimated Medicaid utilization percentage within our patient population by an incremental 10%, our net product sales would change by approximately $0.3 million during the three months ended March 31, 2011. If actual future results vary from our estimates, we may need to adjust our previous estimates, which would also affect our earnings in the period of the adjustment.

An analysis of the amount of, and changes in, our product allowances and accruals reserves for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2011	$1,148	$8,218	$1,797	$11,163
Current provisions relating to sales in current year	2,443	2,601	299	5,343
Other provisions relating to deferred revenue	—	(13)	—	(13)
Adjustments relating to sales in prior years	(223)	(67)	—	(290)
Payments/returns relating to sales in current year	(1,185)	(73)	—	(1,258)
Payments/returns relating to sales in prior years	(925)	(4,088)	—	(5,013)
Balance at March 31, 2011	$1,258	$6,578	$2,096	$9,932

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2010	$499	$5,194	$463	$6,156
Current provisions relating to sales in current year	742	3,284	294	4,320
Other provisions relating to deferred revenue	—	(383)	—	(383)
Adjustments relating to sales in prior years	—	(283)	(50)	(333)
Payments/returns relating to sales in current year	(158)	(34)	—	(192)
Payments/returns relating to sales in prior years	(495)	(2,105)	—	(2,600)
Balance at March 31, 2010	$588	$5,673	$707	$6,968

During both the three months ended March 31, 2011 and 2010, we reduced our product sales allowances and accruals by approximately $0.3 million for changes in estimates relating to sales in prior years. These adjustments were primarily caused by differences between actual customer segment utilization as compared to our initial estimates as well as other refinements to those initial estimates.

There are several factors that make it difficult to predict future changes in our sales allowances and accruals as a percentage of gross product sales, including, but not limited to, the following:

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

Overall, we expect that our reserves as a percent of gross sales will increase during the remainder of 2011 due primarily to our efforts to increase adoption and utilization of Feraheme, our efforts to address continuing reimbursement and competitive pricing pressures, as well as the expected customer mix and utilization rates, all of which will negatively affect our future average per unit net product sales.

There are a number of factors that make it difficult to predict the magnitude of future Feraheme sales, including but not limited to, the following:

•                  the magnitude and timing of adoption of Feraheme by physicians, hospitals and other healthcare payors and providers;

•                  the effect of federal and other legislation such as the Health Care Reform Act;

•                  the inventory levels maintained by Feraheme wholesalers, distributors and other customers;

•                  the frequency of re-orders by existing customers;

•                  the impact of any actual or perceived safety issues with Feraheme; and

•                  the impact of and any actions taken by us or our competitors to address pricing and reimbursement considerations related to Feraheme or products that compete with Feraheme.

As a result of these and other factors, future Feraheme sales could vary significantly from quarter to quarter and, accordingly, our Feraheme net product revenues in current or previous quarters may not be indicative of future Feraheme net product revenues.

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Deferred license fee revenues recognized in connection with the Takeda Agreement	$1,524	$—	$1,524	N/A
Reimbursement revenues recognized in connection with the Takeda Agreement	803	—	803	N/A
Total	$2,327	$—	$2,327	N/A

All of our license fee and other collaboration revenues for the three months ended March 31, 2011 related to revenue recognized under the Takeda Agreement, which we entered into in March 2010. Under the Takeda Agreement, we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in the Licensed Territory. During the three months ended March 31, 2011, we recorded $1.5 million of revenues associated with the amortization of $61.0 million of deferred revenues recorded in connection with the Takeda Agreement. The $61.0 million of deferred revenues was comprised of a $60.0 million upfront payment which we received from Takeda in April 2010, as well as approximately $1.0 million reimbursed to us during 2010 for certain expenses incurred prior to entering the agreement, which we considered an additional upfront payment.

In addition, under the terms of the Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs we incur in the conduct of certain regulatory and clinical research services we perform under the agreement. Because we are acting as the principal in carrying out these activities, any reimbursement payments received from Takeda will be recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations to match the costs that we incur during the period in which we perform those services. During the three months ended March 31, 2011, we recorded $0.8 million of revenues associated with the reimbursement of certain out-of pocket regulatory and clinical supply costs. We did not record any revenues associated with our agreement with Takeda during the three months ended March 31, 2010.

In May 2008, we entered into a Collaboration and Exclusive License Agreement with 3SBio for the development and commercialization of Feraheme as an IV iron replacement therapeutic agent in China. In consideration of the grant of the license, we received an upfront payment of $1.0 million, the recognition of which has been deferred and is being recognized under the proportional performance methodology as we supply Feraheme to 3SBio over the thirteen year initial term of the agreement. We did not record any revenues associated with our agreement with 3SBio during the three months ended March 31, 2011 or 2010, and we do not expect license fee revenues under this agreement to be significant during the remainder of 2011.

Costs and Expenses

Cost of Product Sales

We incurred $3.0 million and $1.0 million in cost of product sales, or 28% and 8% of net product sales, during the three months ended March 31, 2011 and 2010, respectively, which were comprised primarily of manufacturing costs associated with Feraheme. The $2.0 million increase in our cost of product sales was primarily attributable to certain idle capacity costs at our Cambridge, Massachusetts manufacturing facility which resulted from reduced production activity caused by our alignment of production volumes with current and expected Feraheme sales. In addition, the increase in cost of product sales reflects an increase in the average per unit cost of Feraheme sold during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily as a result of higher general production costs.

We expect our cost of product sales as a percentage of net product sales to slightly decrease for the remainder of 2011 as we increase utilization of our manufacturing capacity, partially offset by the impact of expected decreases in average net product sales recognized per unit and general increases in manufacturing costs.

Research and Development Expenses

Research and development expenses include external expenses, such as costs of clinical trials, contract research and development expenses, certain manufacturing research and development costs, consulting and professional fees and expenses, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of product needed to support research and development efforts, related costs of facilities, and other general costs related to research and development. Where possible, we track our external costs by major project. To the extent that external costs are not attributable to a specific project or activity, they are included in other external costs. Prior to the regulatory approval of our products, costs associated with manufacturing process development and the manufacture of drug product are recorded as research and development expenses. Subsequent to FDA approval, costs associated with the manufacture of our products for commercial sale are capitalized and recorded as cost of product sales when sold.

Research and development expenses for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA regardless of the underlying cause	$5,736	$1,894	$3,842	>100%
Feraheme to treat IDA in CKD patients	2,499	1,989	510	26%
Feraheme as a therapeutic agent, general	60	293	(233)	-80%
Feraheme manufacturing process development and materials	422	1,637	(1,215)	-74%
Feraheme as an imaging agent	—	582	(582)	-100%
Other external costs	35	327	(292)	-89%
Total	$8,752	$6,722	$2,030	30%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	4,172	4,441	(269)	-6%
Equity-based compensation expense	642	1,205	(563)	-47%
Total	$4,814	$5,646	$(832)	-15%

Total Research and Development Expenses	$13,566	$12,368	$1,198	10%

Total research and development expenses incurred in the three months ended March 31, 2011 increased by $1.2 million, or 10%, as compared to the three months ended March 31, 2010. The $1.2 million increase was primarily due to greater external research and development expenses resulting from increased clinical trial activity, partially offset by a decrease in internal research and development expenses.

Our external research and development expenses increased by $2.0 million, or 30%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in our external expenses was due primarily to costs incurred in connection with our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause, which was initiated in June 2010, costs associated with our global clinical program to support our MAA in Europe for the treatment of IDA in CKD patients and costs incurred to prepare for certain of our planned pediatric studies. These increases were partially offset by a reduction in costs associated with research and development for new manufacturing processes as well as certain costs incurred during the three months ended March 31, 2010, which were not incurred during the three months ended March 31, 2011, such as costs associated with our then-planned clinical trial for Feraheme as a diagnostic agent for vascular-enhanced MRI.

Our internal research and development expenses decreased by $0.8 million, or 15%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease in internal costs was primarily attributable to the reduction of equity-based and other compensation-related costs, principally due to our October 2010 restructuring plan, which resulted in a reduction of our overall workforce by greater than 60 positions.

Research and Development Activities

We expect research and development expenses to continue to increase for the remainder of 2011 primarily due to the continued advancement of our clinical development programs, including studies and activities required under the Takeda Agreement as well as other miscellaneous research and development related activities in support of our Feraheme development programs. Factors which will impact 2011 research and development expenses include the design, timing and pace of enrollment of our clinical trials for Feraheme, including our development program for Feraheme in a broad range of patients with IDA, the safety and efficacy trial of repeat, episodic Feraheme administration for the treatment of persistent or recurrent IDA, and our pediatric studies of Feraheme, as well as the level of both incremental regulatory costs and costs associated with our proposed Feraheme registry study.

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

•                  Feraheme to treat IDA in CKD patients. This project currently includes: (1) an ongoing post-approval clinical study evaluating Feraheme treatment compared to treatment with another IV iron to support our MAA submission; (2) two pediatric studies to be conducted as part of our post-approval Pediatric Research Equity Act requirement to support pediatric CKD labeling of Feraheme; (3) two additional pediatric studies to be conducted in accordance with our approved Pediatric Investigation Plan to support our MAA submission; and (4) a multi-center clinical trial to be conducted to assess the safety and efficacy of repeat, episodic Feraheme administration for the treatment of persistent or recurrent IDA over a 12 month period.

Through March 31, 2011, we have incurred aggregate external research and development expenses of approximately $23.6 million related to our current program for the development of Feraheme to treat IDA regardless of the underlying cause. We currently estimate that the total remaining external costs associated with the efforts needed to complete this development project will be in the range of approximately $34.0 to $44.0 million over approximately the next two years. This represents a decrease of $6.0 million from our expected range at December 31, 2010 and primarily reflects actual expenses incurred during the three months ended March 31, 2011.

Through March 31, 2011, we have incurred aggregate external research and development expenses of approximately $13.8 million related to our current program for the development of Feraheme to treat IDA in CKD patients. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $38.0 to $48.0 million over the next several years. This represents a decrease of $2.0 million from our expected range at December 31, 2010 and primarily reflects actual expenses incurred during the three months ended March 31, 2011.

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

Conducting clinical trials involves a number of uncertainties, many of which are out of our control. Our estimates of external costs associated with our research and development projects could therefore vary from our current estimates for a variety of reasons including but not limited to the following: delays in our clinical trials due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, unanticipated adverse reactions to Feraheme either in commercial use or in a clinical trial setting, inadequate performance or errors by third-party service providers, any deficiencies in the design or oversight of these studies by us, the need to conduct additional clinical trials, any adverse regulatory action or a delay in the submission of any applicable regulatory filing. As a result, we are unable to reasonably estimate the specific timing of any expected net cash inflows resulting from these projects.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include costs related to our commercial personnel, including our specialized sales force, medical education professionals, and other commercial support personnel, administrative personnel costs, external and facilities costs required to support the marketing and sale of Feraheme, and other costs associated with our corporate activities.

Selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Compensation, payroll taxes and benefits	$8,408	$10,052	$(1,644)	-16%
Professional and consulting fees and other expenses	7,588	10,383	(2,795)	-27%
Equity-based compensation expense	3,638	3,021	617	20%
Total	$19,634	$23,456	$(3,822)	-16%

The $3.8 million, or 16%, decrease in selling, general and administrative expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was due primarily to reduced costs related to field-based contract nurses, advertising and marketing materials, and reductions in certain other general marketing costs. In addition, compensation, payroll taxes and benefits decreased during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as a result of reduced headcount resulting from our October 2010 restructuring. At March 31, 2011, we had 154 employees in our selling, general and administrative departments as compared to 179 employees at March 31, 2010, a 14% decrease. The $0.6 million increase in equity-based compensation expense was due primarily to expense associated with equity awards to new employees and additional equity awards to existing employees, including senior management, as well as to members of our Board of Directors, partially offset by forfeitures resulting from our 2010 restructuring.

We expect total selling, general and administrative expenses to slightly decrease for the remainder of 2011.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Interest and dividend income, net	$560	$471	$89	19%
Gains on investments, net	1	4	(3)	-75%
Total	$561	$475	$86	18%

Other income (expense) for the three months ended March 31, 2011 increased by less than $0.1 million as compared to the three months ended March 31, 2010. This increase was primarily attributable to increased interest and dividend income as the result of higher average interest rates earned in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

We expect interest and dividend income to decrease slightly from current levels for the remainder of 2011 as a result of lower expected average cash balances due to our continued use of cash in operations.

Net Loss

For the reasons stated above, we incurred a net loss of $22.3 million, or $1.05 per basic and diluted share, for the three months ended March 31, 2011 as compared to a net loss of $23.1 million, or $1.15 per basic and diluted share, for the three months ended March 31, 2010.

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

•                  Costs associated with commercial-scale manufacturing of Feraheme, including costs of raw or other materials, and costs associated with maintaining commercial inventory and qualifying additional manufacturing capacities and alternative suppliers;

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

As of March 31, 2011, our investments consisted primarily of corporate debt securities, U.S. treasury and government agency securities, commercial paper and ARS. We place our cash and investments in instruments that meet high credit quality and diversification standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer, excluding U.S. government entities, and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

Cash, cash equivalents and investments as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010	$ Change	% Change
Cash and cash equivalents	$77,318	$112,646	$(35,328)	-31%
Short-term investments	160,914	147,619	13,295	9%
Long-term investments	33,362	33,597	(235)	-1%
Total	$271,594	$293,862	$(22,268)	-8%

The $22.3 million decrease in cash, cash equivalents and investments as of March 31, 2011 from December 31, 2010 was primarily due to cash used in operations partially offset by cash received from Feraheme sales and interest income.

We expect that during the remainder of 2011 our cash balance will decline as we continue to invest in the development and commercialization of Feraheme. We believe that our cash, cash equivalents, and short-term investments as of March 31, 2011 and the cash we currently expect to receive from sales of Feraheme and earnings on our investments will be sufficient to satisfy our cash flow needs for at least the next twelve months, including projected operating expenses related to our ongoing development and commercialization programs for Feraheme.

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

As of March 31, 2011, we held a total of $33.4 million in fair market value of ARS, reflecting a decline of approximately $6.0 million compared to the par value of these securities of $39.4 million. As of March 31, 2011, all of our ARS were municipal bonds with an auction reset feature and were classified as available-for-sale. The majority of our ARS portfolio was rated AAA as of March 31, 2011 by at least one of the major securities rating agencies and was primarily collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. As of March 31, 2011, all of our ARS continue to pay interest according to their stated terms.

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

Cash flows from operating activities

During the three months ended March 31, 2011, our use of $21.2 million of cash in operations was attributable principally to our net loss of approximately $22.3 million, adjusted for the following:

•                  A decrease of $2.9 million in accounts payable and accrued expenses, including a decrease of $1.3 million in reserves for commercial discounts, rebates and returns;

•                  An increase of $0.7 million in accounts receivable;

•                  Non-cash operating items of $6.0 million, including equity-based compensation expense, depreciation, amortization, and other non-cash items; and

•                  Changes in deferred revenues and other operating assets and liabilities of $1.3 million, which reflect timing differences between the receipt and payment of cash associated with certain transactions and the recognition of such amounts in our results of operations.

Our net loss of $22.3 million for the three months ended March 31, 2011 was primarily the result of commercialization expenses, including marketing and promotion costs, compensation and other expenses, research and development costs, including costs associated with clinical trials, and general and administrative costs, partially offset by net product and collaboration revenues.

Cash flows from investing activities

Cash used in investing activities was $14.1 million during the three months ended March 31, 2011 and was primarily attributable to net purchases of investments partially offset by proceeds from the sales and maturities of our investments.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Legal Proceedings

In February 2010, we submitted to FINRA Dispute Resolution, Inc. an arbitration claim against our broker-dealer, Jefferies & Company, Inc., or Jefferies, and two former Jefferies employees, Anthony J. Russo, and Robert A. D’Addario, who managed our cash account with Jefferies. We allege that Jefferies, Russo and D’Addario wrongfully marketed and sold a balance of $54.1 million in unsuitable ARS to us from September 2007 through January 2008. We further allege that Jefferies, Russo and D’Addario misrepresented or omitted material facts concerning the nature and risks of ARS, which were inconsistent with our investment objectives to maintain liquidity and flexibility in our portfolio. We primarily seek damages from Jefferies, Russo and D’Addario in the amount of $52.2 million, the total adjusted par value of the ARS that Jefferies, Russo and D’Addario wrongfully marketed and sold to us, plus interest.

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint filed on December 17, 2010 alleges that we and our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. The Court has not set a trial date for this matter. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously.

In addition, during 2010 we received correspondence from a supplier with whom we have an agreement related to the supply of a certain material used in the production of certain of our products. This correspondence suggests that we are in violation of the terms of the agreement. We believe we have valid arguments against such allegations, and we intend to vigorously defend against any such allegations. We are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with this potential claim, if any, and have therefore not recorded any estimated liability as we do not believe that such a liability is probable or estimable.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition related to product sales and collaboration agreements, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment and determining values of investments, reserves for doubtful accounts, accrued expenses, reserves for legal matters, income taxes and equity-based compensation expense. Actual results could differ materially from those estimates. In making these estimates and assumptions, management employs critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to these critical accounting policies and estimates since December 31, 2010.

Impact of Recently Issued and Proposed Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-027, Fees Paid to the Federal Government by Pharmaceutical Manufacturers, or ASU 2010-027. ASU 2010-027 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the Health Care Reform Act enacted in the U.S. in March 2010. Under this new accounting standard, the annual fee is presented as a component of operating expenses and recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective, which for us is fiscal 2011. The total amount of the annual fee to be recorded in our 2011 operating expenses is insignificant.

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements, or ASU 2010-06, which amends ASC 820, Fair Value Measurements and Disclosure. ASU 2010-06 requires additional disclosure related to transfers in and out of Levels 1 and 2 and the activity in Level 3. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, this guidance requires a reporting entity to present separately information about purchases, sales issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This accounting standard was effective for interim and annual reporting periods beginning after December 31, 2009 other than for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 31, 2010 which for us is fiscal 2011. We have adopted all provisions of this pronouncement, and such adoption did not have a significant impact on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605-25 (previously included within Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was generally deferred until all of the items were delivered or fair value was determined. This new approach became effective prospectively for revenue arrangements entered into or materially modified beginning on January 1, 2011. The initial adoption of this guidance did not have any impact on our condensed consolidated financial statements; however, it will likely impact us in the future if we enter into any future transactions involving multiple deliverables or if we enter into any material modifications to any of our existing collaborations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2011, our short- and long-term investments equaled $194.3 million and were invested primarily in corporate debt securities, U.S. treasury and government agency securities, commercial paper and ARS. These investments are subject to interest rate risk and will fall in value if market interest rates increase. However, even if market interest rates for comparable investments were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2011, this would have resulted in a hypothetical decline in fair value of our investments, excluding ARS, which are described below, of approximately $0.9 million.

At March 31, 2011, we held a total of $33.4 million in fair market value of ARS, reflecting an impairment of approximately $6.0 million compared to the par value of these securities of $39.4 million. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. As a result of the lack of observable ARS market activity since that time, we use a discounted cash flow analysis to value these securities as opposed to valuing them at par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. Based upon this methodology, we have estimated the fair value of our ARS that we do not intend to sell to be $33.4 million at March 31, 2011 and have recorded the $6.0 million decline in value as an unrealized loss related to our ARS to accumulated other comprehensive loss as of March 31, 2011.

We believe there are several significant assumptions that are utilized in our ARS valuation analysis, the two most critical of which are the discount rate and the average expected term. Holding all other factors constant, if we were to increase the discount rate utilized in our ARS valuation analysis by 50 basis points, or one-half of a percentage point, this change would have the effect of reducing the fair value of our ARS by approximately $0.7 million as of March 31, 2011. Similarly, holding all other factors constant, if we were to increase the average expected term utilized in our fair value calculation by one year, this change would have the effect of reducing the fair value of our ARS by approximately $1.1 million as of March 31, 2011.

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e), or Rule 15d-15(e)), with the participation of our management, have each concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial officer have each concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In February 2010, we submitted to FINRA Dispute Resolution, Inc. an arbitration claim against our broker-dealer, Jefferies & Company, Inc., or Jefferies, and two former Jefferies employees, Anthony J. Russo, and Robert A. D’Addario, who managed our cash account with Jefferies. We allege that Jefferies, Russo and D’Addario wrongfully marketed and sold a balance of $54.1 million in unsuitable ARS to us from September 2007 through January 2008. We further allege that Jefferies, Russo and D’Addario misrepresented or omitted material facts concerning the nature and risks of ARS, which were inconsistent with our investment objectives to maintain liquidity and flexibility in our portfolio. We primarily seek damages from Jefferies, Russo and D’Addario in the amount of $52.2 million, the total adjusted par value of the ARS that Jefferies, Russo and D’Addario wrongfully marketed and sold to us, plus interest.

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint filed on December 17, 2010 alleges that we and our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our President and Chief Executive Officer and Executive Vice President and Chief Financial

Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. The Court has not set a trial date for this matter. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously.

In addition, during 2010 we received correspondence from a supplier with whom we have an agreement related to the supply of a certain material used in the production of certain of our products. This correspondence suggests that we are in violation of the terms of the agreement. We believe we have valid arguments against such allegations, and we intend to vigorously defend against any such allegations. We are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with this potential claim, if any, and have therefore not recorded any estimated liability as we do not believe that such a liability if probable or estimable.

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

We have a history of significant operating losses, and we may not be profitable in the future, and if we do attain profitability, such profitability may not be sustainable. In the past, we have financed our operations primarily from the sale of our equity securities, cash generated by our investing activities, and payments from our strategic partners. As of March 31, 2011, we had an accumulated deficit of approximately $385.1 million. Our losses were primarily the result of costs incurred in research and development, including costs associated with our Feraheme and other development programs, costs associated with maintaining our sales and marketing infrastructure, and other selling, general and administrative costs. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an intravenous, or IV, iron replacement therapeutic for use in CKD patients in the U.S., to further develop Feraheme for the treatment of iron deficiency anemia, or IDA, in a broad range of patients and to obtain regulatory approval for Feraheme in countries outside of the U.S. As a result, we will need to generate sufficient revenues in future periods to achieve and maintain profitability. We anticipate that the vast majority of any revenue we generate in the near future will be from sales of Feraheme as an IV iron replacement therapeutic agent for use in CKD patients in the U.S. We have never independently marketed or sold any products prior to Feraheme, and we may not be successful in marketing or selling Feraheme. If we are not successful in marketing and selling Feraheme, if revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our business, results of operations and financial condition could be materially adversely affected. In addition, if we are unable to achieve, maintain or increase profitability on a quarterly or annual basis, the market price of our common stock may decline.

Significant safety or drug interaction problems could arise with respect to Feraheme, which could result in restrictions in Feraheme’s label, recalls, withdrawal of Feraheme from the market, an adverse impact on Feraheme sales, or cause us to alter or terminate current or future Feraheme clinical development programs, any of which would adversely impact our future business prospects.

Significant safety or drug interaction problems could arise with respect to Feraheme, including an increase in the severity or frequency of known problems or the discovery of previously unknown problems, and may result in a variety of adverse regulatory actions. Under the Food and Drug Administration Amendments Act of 2007, the U.S. Food and Drug Administration, or the FDA, has broad authority to force drug manufacturers to take any number of actions if safety or drug interaction problems arise, including, but not limited to: (i) requiring manufacturers to conduct post-approval clinical studies to assess known risks or signals of serious risks, or to identify unexpected serious risks; (ii) mandating labeling changes to a product based on new safety information; or (iii) requiring manufacturers to implement a Risk Evaluation Mitigation Strategy, or REMS, where necessary to assure safe use of the drug. In addition, previously unknown safety or drug interaction problems could result in product recalls, restrictions on the product’s permissible uses, or withdrawal of the product from the market.

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

For example, in November 2010, following discussions with the FDA, we revised the Feraheme package insert to include bolded warnings and precautions that describe events that have been reported after Feraheme administration in the post-marketing environment, including life-threatening hypersensitivity reactions and clinically significant hypotension. In addition, the revised package insert reflects adverse reactions from post-marketing spontaneous reports and an increase in the recommended observation period following Feraheme administration from thirty to sixty minutes to observe patients for signs and symptoms of hypersensitivity. We also directly alerted healthcare providers of the changes to the Feraheme package insert. Due to these changes to the Feraheme package insert, our ability to successfully compete in the IV iron market and potential sales of Feraheme and our future business prospects could be adversely impacted. In addition, as more data become available and an increased number of patients are treated with Feraheme, we may be required to make further changes to the Feraheme package insert, including the inclusion of a boxed warning, directly alert healthcare providers of new safety information, narrow our approved indications, alter or terminate current or planned trials for additional uses of Feraheme, or even remove Feraheme from the market.

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

•                  The ability of physicians and other providers to be adequately reimbursed for Feraheme from payors, including government payors, such as Medicare and Medicaid, and private payors, particularly in light of the recently enacted prospective payment system for dialysis patients with end stage renal disease, or ESRD;

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

We market and sell Feraheme for use in both dialysis and non-dialysis adult CKD patients. However, sales in the dialysis market have recently declined significantly due, in large part, to implementation of the prospective payment system for ESRD drugs like Feraheme. Accordingly, we expect sales of Feraheme in the dialysis market to represent a very small portion of our total sales going forward. As a result, unless we capture a significant share of the non-dialysis CKD market, potential Feraheme sales, our potential profitability and our future business prospects will be materially adversely impacted.

The key component of our commercialization strategy is to market and sell Feraheme for use in non-dialysis adult CKD patients. The current non-dialysis CKD market is comprised primarily of three types of facilities where a substantial number of CKD patients are treated: hematology and oncology clinics, hospitals, and nephrology clinics. IV iron therapeutic products are not currently widely used by certain physicians who treat non-dialysis CKD patients, particularly nephrologists, due to safety concerns and the inconvenience and often impracticability of administering IV iron therapeutic products in their offices. It is often difficult to change physicians’ existing treatment paradigms even when supportive clinical data is available. In addition, our ability to effectively market and sell Feraheme in the hospital market depends in part upon our ability to achieve acceptance of Feraheme onto hospital formularies. Since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective bargaining power of the group, our ability to attract customers in the hospital market also depends in part on our ability to effectively promote Feraheme within group purchasing organizations. If we are not successful in effectively promoting Feraheme to physicians who treat non-dialysis CKD patients or if we are not successful in securing and maintaining formulary coverage for Feraheme or are significantly delayed in doing so, we will have difficulty achieving wide-spread market acceptance of Feraheme in the non-dialysis CKD market and our ability to generate revenues and achieve and maintain profitability, and our long-term business prospects could be adversely affected.

We depend, to a significant degree, on the availability and extent of reimbursement from third-party payors for the use of Feraheme, and a reduction in the extent of reimbursement could adversely affect our Feraheme sales revenues and results of operations.

In the U.S., our ability to successfully commercialize Feraheme is dependent, in significant part, on the availability and extent of reimbursement to end-users from third-party payors for the use of Feraheme, including U.S. governmental payors, managed care organizations, private health insurers and other third-party payors. Reimbursement by a third-party payor depends on a number of factors, including the third-party’s determination that the product is competitively priced, safe and effective, appropriate for the specific patient, and cost-effective. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and have instituted and continue to institute cost containment measures to control or significantly influence the purchase of pharmaceutical products. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Health Care Reform Act, was enacted in March 2010 and includes certain cost containment measures including an increase to the minimum rebates for products covered by Medicaid programs and the extension of such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as the expansion of the 340(B) Public Health Services drug discount program. These and any future changes in government regulations or private third-party payors’ reimbursement policies may reduce the extent of reimbursement for Feraheme and adversely affect our future operating results.

In July 2010, as required by the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, the Centers for Medicare & Medicaid Services, or CMS, published a final rule establishing a new prospective payment system for dialysis services provided to Medicare beneficiaries who have ESRD. MIPPA required CMS to move from a system in which it paid separately for physician-administered drugs for dialysis patients, such as Feraheme, to a system in which all costs of providing dialysis services are bundled together into a single prospective payment per treatment. The phase-in of the ESRD expanded prospective payment system began on January 1, 2011, and must be completed by January 1, 2014. This bundled approach to reimbursement has and will likely continue to alter the utilization of physician-administered drugs in the ESRD market as well as put downward pressure on the prices pharmaceutical companies can charge ESRD facilities for such drugs, particularly where alternative products are available. Feraheme is sold at a price that is substantially higher than alternative IV iron products in the dialysis setting, and as a result, the demand for Feraheme in the dialysis setting has significantly declined. While the prospective payment system provisions apply only to Medicare, Medicare is the predominant payor in the ESRD market, and Medicare payment policy, in time, can also influence pricing and reimbursement in the non-Medicare markets, as private third-party payors and state Medicaid plans frequently adopt Medicare principles in setting reimbursement methodologies, particularly in the ESRD setting. Changes in the Medicare reimbursement rate may, therefore, result in changes to payment rates from non-Medicare payors as well, further limiting our ability to successfully market and sell Feraheme in the dialysis setting.

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

In addition, various healthcare reform proposals have emerged at the state level. We cannot predict the impact that newly enacted laws or any future legislation or regulation will have on us. We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs. These efforts could adversely affect our business by, among other things, limiting the prices that can be charged for Feraheme or the amount of reimbursement available from governmental agencies or third-party payors, limiting the profitability of Feraheme, increasing our rebate liability or limiting the commercial opportunity for Feraheme.

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

The market opportunity for Feraheme could also be negatively affected by approved generic IV iron replacement therapy products that achieve commercial success. For example, in March 2011, Watson Pharmaceuticals, Inc. announced that it will begin initial launch activities for a generic version of Ferrlecit® known as Nulecit ™ (sodium ferric gluconate complex in sucrose injection) following the recent FDA approval of GeneraMedix, Inc.’s Abbreviated New Drug Application. Nulecit™ was approved for the treatment of IDA in hemodialysis patients receiving supplemental epoetin therapy. Companies that manufacture generic products typically invest far less resources in research and development than the manufacturers of branded products and can therefore price their products significantly lower than those already on the market. It remains unclear what effect Nulecit™ or any future generic IV iron replacement therapy product will have on our business or results of operations.

In addition to the foregoing currently marketed products, there are several iron replacement therapy products in various stages of clinical and commercial development in the U.S. and abroad, including Monofer® (iron isomaltoside 1000), an injectable iron preparation, which is currently approved in 16 countries for the treatment of IDA, Injectafer®, which is known as Ferinject® in Europe and is approved for marketing in 30 countries including Switzerland, South Korea, and certain countries within the European Union, or EU. If either of these product candidates are approved for marketing and sale in the U.S., our efforts to market and sell Feraheme in the U.S. and our ability to generate additional revenues and achieve profitability could be adversely affected.

We have limited experience independently commercializing a pharmaceutical product, and any failure on our part to effectively execute our Feraheme commercial plans, particularly in light of our recent restructuring, would have a severe adverse impact on our business.

Prior to our commercialization of Feraheme, we had never independently marketed or sold a drug product as we had relied on our corporate partners to market and sell our previously approved products. We have an internal sales and marketing infrastructure to market and sell Feraheme in the U.S., and if we are unsuccessful in maintaining an effective sales and marketing function or experience a high level of turnover, then the commercialization of Feraheme could be severely impaired. In October 2010, we decided to reduce our workforce by greater than 60 positions as part of an overall corporate workforce reduction. This workforce reduction, or any future reduction, could harm our ability to attract and retain qualified personnel, which could prevent us from successfully commercializing Feraheme, impair our ability to maintain sales levels and/or impair our ability to support potential sales growth and sales of Feraheme for any additional indications we may commercialize in the future. Our October 2010 workforce reduction could also result in reduced productivity and/or increased turnover among our personnel and could result in an adverse impact on our revenues and financial condition. Any failure by us to successfully execute our commercialization plans for Feraheme could have a material adverse impact on our ability to generate revenues, our ability to achieve profitability, and the future prospects for our business.

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

In addition, the packaging, storage and distribution of Feraheme requires significant coordination among our manufacturing, sales, marketing and finance organizations and multiple third parties including our third-party logistics provider, packaging and labeling provider, distributors, and wholesalers. In most cases, we do not currently have back-up suppliers or service providers to perform these tasks. If any of these third parties experience significant difficulties in their respective processes, fail to maintain compliance with applicable legal or regulatory requirements, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or encounter physical or natural damages at their facilities, our ability to deliver Feraheme to meet commercial demand could be significantly impaired. The loss of any of our third-party providers, together with a delay or inability to secure an alternate distribution source for end-users in a timely manner, could cause the distribution of Feraheme to be delayed or interrupted, which would have an adverse effect on our business, financial condition and results of operations.

We may not be able to operate our manufacturing facilities, or our contract manufacturers may not be able to operate their manufacturing facilities, in compliance with current good manufacturing practices and other FDA regulations, which could result in a suspension of our ability to manufacture Feraheme or have Feraheme manufactured, the loss of Feraheme inventory, an inability to manufacture sufficient quantities of Feraheme to meet demand, or other unanticipated compliance costs.

Our Cambridge, Massachusetts manufacturing facility and our recently approved third-party contract manufacturing facilities are subject to current good manufacturing practices, or cGMP, regulations enforced by the FDA through periodic inspections to confirm such compliance. We and our contract manufacturers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that these manufacturing facilities meet the FDA’s regulatory requirements. Failure to maintain ongoing compliance with cGMP regulations and other applicable manufacturing requirements of various regulatory agencies could result in, among other things, the FDA’s issuance of Warning Letters, fines, the withdrawal or recall of Feraheme from the marketplace, total or partial suspension of Feraheme production, the loss of Feraheme inventory, suspension of the FDA’s review of any future supplemental New Drug Applications, enforcement actions, injunctions or criminal prosecution. A government-mandated recall or a voluntary recall could divert managerial and financial resources, could be difficult and costly to correct, could result in the suspension of sales of Feraheme, and could have a severe adverse impact on our potential profitability and the future prospects of our business. In addition, if the FDA inspects any of these manufacturing facilities and determines that they are not in compliance with cGMP regulations or we or our contract manufacturers otherwise determine that we or they are not in compliance with these regulations, we could experience an inability to manufacture or have manufactured sufficient quantities of Feraheme to meet demand or incur unanticipated compliance expenditures, either of which could have an adverse impact on Feraheme sales, our potential profitability and the future prospects of our business.

Any difficulties, disruptions or delays in the Feraheme manufacturing process, including our transition to alternative source manufacturing facilities could increase our costs, or adversely affect our profitability and future business prospects.

We currently manufacture Feraheme for commercial use and for use in human clinical trials in our Cambridge, Massachusetts manufacturing facility. In April 2011, the FDA also approved certain of our third-party contract manufacturers to begin production of Feraheme drug substance and drug product. Our ability to manufacture Feraheme or have Feraheme manufactured in sufficient quantities and at acceptable costs to meet our commercial demand and clinical development needs is dependent on the uninterrupted and efficient operation of these manufacturing facilities. If there are any difficulties, disruptions or delays in the Feraheme manufacturing process, including quality control problems, we may experience manufacturing failures which could result in product defects or shipment delays, recall or withdrawal of products previously shipped for commercial or clinical purposes, inventory write-offs or the inability to meet commercial demand for Feraheme in a timely and cost-effective manner.

In addition, the transition of the manufacturing processes to third-party contract manufacturers and the oversight of such third-parties could take a significant amount of time and may increase the risk of certain problems, including cost overruns, process reproducibility, stability issues, the inability to deliver required quantities of product that conform to specifications in a timely manner, or the inability to manufacture Feraheme in accordance with cGMP. If we are unable to consistently manufacture Feraheme or have Feraheme manufactured on a timely basis because of these or other factors, we may not be able to meet commercial demand or our clinical development needs for Feraheme. As a result, we may lose sales and fail to generate increased revenues and our clinical development programs may be delayed, which could have an adverse impact on our potential profitability and future business prospects.

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

In order for Takeda Pharmaceutical Company Limited, or Takeda, 3SBio Inc., or us to market and sell Feraheme in any country outside of the U.S. for any indication, it will be necessary to obtain regulatory approval from the appropriate regulatory authorities, which approval must include approval of our proposed manufacturing processes and facilities. The requirements and timing for regulatory approval vary widely from country to country and may in some cases be different than or more rigorous than requirements in the U.S. For example, in January 2011, we received a Notice of Non-Compliance from the Therapeutic Products Directorate of Health Canada, or, Health Canada, which contained concerns focused mainly on chemistry, manufacturing, and control and preclinical toxicology issues. Health Canada requested, among other things, additional information on polyglucose sorbitol carboxymethylether, or PSC, a material used in the manufacture of Feraheme, including information related to pre-clinical safety of PSC and the manufacturing processes and controls related to the incorporation of PSC. We may not be able to adequately address all of the concerns raised in the Notice of Non-Compliance in a timely manner, which could delay or prevent approval of Feraheme in Canada. In addition, our June 2010 Marketing Authorization Application submitted to the European Medicines Agency, or EMA, for the approval of Feraheme for the treatment of IDA in CKD patients, is largely supported by data from the clinical trials we conducted to support our U.S. NDA filing for the approval of Feraheme for the treatment of IDA in CKD patients. The EMA may require us to perform additional studies or provide additional data in order to obtain regulatory approval for any indication in the EU. In addition, any adverse regulatory action taken by the FDA with respect to Feraheme in the U.S. may affect the regulatory requirements or decisions made by certain foreign regulatory bodies with regard to the regulatory approval of Feraheme outside of the U.S.

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

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda, under which we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in Europe, Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey, or collectively, the Licensed Territory. We are highly dependent on Takeda for certain regulatory filings outside of the U.S. with respect to Feraheme and the commercialization of Feraheme outside of the U.S. If Takeda fails to perform its obligations under the Takeda Agreement or is ineffective in its commercialization of Feraheme in the Licensed Territory or if we fail to effectively manage our relationship with Takeda, our ability to and the extent to which we commercialize and obtain certain regulatory approvals of Feraheme outside of the U.S. would be significantly harmed. Further, if we fail to fulfill certain of our clinical development obligations under the Takeda Agreement, Takeda has the right to assume the responsibility of clinical development of Feraheme in the Licensed Territory, which would increase the cost of and delay the Feraheme development program outside of the U.S.

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

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $13.75 and $40.00 in the fifty-two week period through May 2, 2011. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, many of which are beyond our control, may have a significant impact on the market price of our common stock. Factors which may affect the market price of our common stock include, among others:

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

•                  Significant collaboration, acquisition, joint venture or similar agreements by us or our competitors;

•                  General market conditions; and

•                  Sales of large blocks of our common stock.

Thus, as a result of events both within and beyond our control, our stock price could fluctuate significantly or lose value rapidly.

If securities analysts downgrade our stock, cease coverage of us, or if our operating results do not meet our own publicly disclosed financial guidance or analysts’ forecasts and expectations, our stock price could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us and our business. Currently, thirteen financial analysts publish reports about us and our business. We do not control these or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. In addition, our future operating results are subject to substantial uncertainty, and our stock price could decline significantly if we fail to meet or exceed our own publicly disclosed financial guidance or analysts’ forecasts and expectations. If any of the analysts who cover us downgrade our stock or issue commentary or observations that are perceived by the market to be adverse to us or our stock, our stock price would likely decline rapidly. If these analysts cease coverage of our company, we could lose visibility in the market, which in turn could also cause our stock price to decline.

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

We estimate that our cash resources as of March 31, 2011, combined with cash we currently expect to receive from sales of Feraheme and from earnings on our investments, will be sufficient to finance our currently planned operations for at least the next twelve months. Thereafter, we may require additional funds or need to establish additional alternative strategic arrangements to execute our business plans. We may seek needed funding through additional arrangements with collaborative partners or through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.

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

As of March 31, 2011, we had $77.3 million in cash and cash equivalents, $160.9 million in short-term investments, and $33.4 million in long-term investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may continue to be exacerbated by the U.S. and global financial crisis which has been occurring over the past several years. The ongoing disruptions in the credit and financial markets have negatively affected many industries, including those in which we invest, and we may realize losses in the fair value of certain of our investments or a complete loss of these investments, which would have an adverse effect on our results of operations, liquidity and financial condition.

As of March 31, 2011, we held a total of $33.4 million in fair market value of ARS reflecting a decline in value of approximately $6.0 million compared to the par value of these securities of $39.4 million. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. Since that time, the continued uncertainty in the credit markets has caused almost all additional auctions with respect to our ARS to fail and prevented us from liquidating certain of our holdings of ARS because the amount of these securities submitted for sale has exceeded the amount of purchase orders for these securities. These auctions may continue to fail indefinitely, and there could be a further decline in value of these securities or any other securities, which may ultimately be deemed to be other-than-temporary. In the future, should we determine that these declines in value of ARS are other-than-temporary, we will recognize the credit-related portion of the loss to our condensed consolidated statement of operations, which could be material. In addition, failed auctions will adversely impact the liquidity of our investments.

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

We are subject to changing rules and regulations of Federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the NASDAQ Global Select Market, and the U.S. Securities and Exchange Commission, or SEC, have issued a significant number of new and increasingly complex requirements and regulations over the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. For example, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in our expenses and a diversion of management’s time from other business activities.

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

We are subject to ongoing regulatory requirements and review both in the U.S. and, in some cases, foreign jurisdictions, pertaining to Feraheme’s manufacture, labeling, packaging, adverse event reporting, storage, marketing, promotion and record keeping. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with Feraheme or our manufacturing facilities may result in restrictions on our ability to manufacture, market or sell Feraheme, including its withdrawal from the market. Any such restrictions could result in a decrease in Feraheme sales, damage to our reputation or the initiation of lawsuits against us. We may also be subject to additional sanctions, including but not limited to:

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

For example, in October 2010, we received a Warning Letter from the Division of Drug Marketing, Advertising, and Communications, or DDMAC, alleging violations of certain FDA regulations with respect to the GastroMARK and Feraheme pages of our corporate web site. In addition, in February 2011 we received an Untitled Letter from DDMAC alleging that one of our marketing pieces misbranded the drug in violation of certain FDA regulations. Although we have addressed the concerns raised in the Warning and the Untitled Letter, there is no guarantee that we will not receive additional warning or untitled letters in the future. Any of the above sanctions could have a material adverse impact on our ability to generate revenues and to achieve profitability and cause us to incur significant additional expenses.

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

Because of the specialized nature of our business, our success depends to a significant extent on the continued service of our executive officers and on our ability to continue to attract, retain and motivate qualified sales, manufacturing, managerial, scientific, and medical personnel. We have entered into employment agreements with our senior executives but such agreements do not guarantee that these executives will remain employed by us for any significant period of time, or at all. In addition, in October 2010, as part of an overall corporate workforce reduction, we will reduce our workforce by greater than 60 positions. This workforce reduction, or any future reduction, could harm our ability to attract and retain qualified key personnel. If we are unable to attract such personnel, or we lose the services of our key personnel for any reason, our Feraheme development and commercialization efforts could be adversely impacted.

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

Our Feraheme patents are currently scheduled to expire in 2020. These and any other patents issued to us may be contested or invalidated. For example, in July 2010, Sandoz GmbH, or Sandoz, filed an opposition to one of our patents which covers Feraheme in the EU with the European Patent Office, or EPO. Although we believe that the subject patent is valid, there is a possibility that the EPO could invalidate or require us to narrow the claims contained in our patent. We believe the Sandoz patent opposition is without merit and intend to defend against the opposition vigorously, however, this or future patent interference proceedings involving our patents may result in substantial costs to us, distract our management, prevent us from marketing and selling Feraheme, limit our development and commercialization of Feraheme or otherwise harm our ability to commercialize Feraheme.

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

If we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, the NASDAQ Global Select Market or other regulatory authorities.

An adverse determination, if any, in the securities class action lawsuit against us or any other future lawsuits in which we are a defendant, could have a material adverse affect on us.

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and again on December 17, 2010. The second amended complaint filed on December 17, 2010 alleges that we and our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. The Court has not set a trial date for this matter. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. However, whether or not the plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

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

The administration of our products to humans, whether in clinical trials or after approved commercial use, may expose us to liability claims, whether or not our products are actually at fault for causing an injury. As Feraheme is used over longer periods of time by a wider group of patients taking numerous other medicines or by patients with additional underlying health problems, the likelihood of adverse drug reactions or unintended side effects, including death, may increase. Although we maintain product liability insurance coverage for claims arising from the use of our products in clinical trials and commercial use, coverage is expensive, and we may not be able to maintain sufficient insurance at a reasonable cost, if at all. Product liability claims, whether or not they have merit, could decrease demand for Feraheme, subject us to product recalls or harm our reputation, cause us to incur substantial costs, and divert management’s time and attention.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases by us, or any affiliated purchaser, of our equity securities which are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2011.

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

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

+    Exhibits marked with a plus sign (“+”) are filed herewith.

++  Exhibits marked with a double plus sign (“++”) are furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAG PHARMACEUTICALS, INC.

By:	/s/ Brian J.G. Pereira
Brian J.G. Pereira,
Chief Executive Officer and President

Date:	May 9, 2011

AMAG PHARMACEUTICALS, INC.

By:	/s/ David A. Arkowitz
David A. Arkowitz,
Executive Vice President, Chief Financial Officer and Chief Business Officer

Date:	May 9, 2011

EXHIBIT INDEX

Exhibit Number		Description

31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

+    Exhibits marked with a plus sign (“+”) are filed herewith.

++  Exhibits marked with a double plus sign (“++”) are furnished herewith.