Form 10-Q
period 2011-06-30
AMAG PHARMACEUTICALS INC.
filed 2011-08-05
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011 there were 21,185,397 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$79,956	$112,646
Short-term investments	159,237	147,619
Accounts receivable, net	4,813	5,785
Inventories	15,126	16,344
Receivable from collaboration	871	441
Prepaid and other current assets	5,567	7,949
Total current assets	265,570	290,784
Property, plant and equipment, net	10,130	11,235
Long-term investments	25,079	33,597
Restricted cash	460	460
Total assets	$301,239	$336,076
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,549	$4,553
Accrued expenses	29,467	25,555
Deferred revenues	6,346	6,603
Total current liabilities	38,362	36,711
Long-term liabilities:
Deferred revenues	48,244	51,292
Other long-term liabilities	2,615	2,787
Total liabilities	89,221	90,790
Commitments and contingencies (Notes I & J)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 58,750,000 shares authorized; 21,182,147 and 21,137,428 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	212	211
Additional paid-in capital	622,051	614,942
Accumulated other comprehensive loss	(5,549)	(7,028)
Accumulated deficit	(404,696)	(362,839)
Total stockholders’ equity	212,018	245,286
Total liabilities and stockholders’ equity	$301,239	$336,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product sales, net	$13,081	$16,226	$24,103	$29,521
License fee and other collaboration revenues	2,288	2,529	4,615	2,529
Royalties	33	72	69	83
Total revenues	15,402	18,827	28,787	32,133
Costs and expenses:
Cost of product sales	2,082	1,884	5,123	2,894
Research and development expenses	16,695	14,784	30,261	27,152
Selling, general and administrative expenses	16,826	24,004	36,460	47,460
Total costs and expenses	35,603	40,672	71,844	77,506
Other income (expense):
Interest and dividend income, net	452	404	1,012	875
(Losses) gains on investments, net	(209)	794	(208)	798
Fair value adjustment of settlement rights	—	(788)	—	(788)
Total other income (expense)	243	410	804	885
Net loss before income taxes	(19,958)	(21,435)	(42,253)	(44,488)
Income tax benefit	396	111	396	111

Net loss	$(19,562)	$(21,324)	$(41,857)	$(44,377)

Net loss per share:
Basic and diluted	$(0.92)	$(1.01)	$(1.98)	$(2.16)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	21,167	21,017	21,156	20,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(19,562)	$(21,324)	$(41,857)	$(44,377)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period, net of tax	1,380	552	1,269	416
Reclassification adjustment for (gains) losses included in net loss	210	—	210	—
Net unrealized gains (losses) on securities	1,590	552	1,479	416
Total comprehensive loss	$(17,972)	$(20,772)	$(40,378)	$(43,961)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(41,857)	$(44,377)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,317	1,174
Non-cash equity-based compensation expense	7,096	9,236
Non-cash income tax benefit	(396)	(111)
Amortization of premium/discount on purchased securities	1,841	258
Fair value adjustment of settlement rights	—	788
Losses (gains) on investments, net	208	(798)
Changes in operating assets and liabilities:
Accounts receivable, net	972	13,120
Inventories	1,028	(5,787)
Receivable from collaboration	(430)	(1,029)
Prepaid and other current assets	2,382	542
Accounts payable and accrued expenses	1,413	3,929
Deferred revenues	(3,305)	54,669
Other long-term liabilities	(172)	(145)
Total adjustments	11,954	75,846
Net cash (used in) provided by operating activities	(29,903)	31,469

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	71,033	67,475
Purchases of available-for-sale investments	(73,912)	(179,919)
Capital expenditures	(212)	(643)
Net cash used in investing activities	(3,091)	(113,087)

Cash flows from financing activities:
Proceeds from the exercise of stock options	10	1,084
Proceeds from the issuance of common stock, net of underwriting discounts and other expenses	—	165,559
Proceeds from the issuance of common stock under ESPP	294	642
Net cash provided by financing activities	304	167,285

Net (decrease) increase in cash and cash equivalents	(32,690)	85,667
Cash and cash equivalents at beginning of the period	112,646	50,126
Cash and cash equivalents at end of the period	$79,956	$135,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

On July 19, 2011, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Alamo Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary, or Merger Sub, and Allos Therapeutics, Inc., or Allos, pursuant to which Merger Sub will, upon the terms and subject to the satisfaction or waiver of the conditions therein, merge with and into Allos in a strategic business combination, with Allos continuing as the surviving corporation and as our wholly-owned subsidiary. Allos is a biopharmaceutical company committed to the development and commercialization of innovative anti-cancer therapeutics. Allos is currently focused on the development and commercialization of FOLOTYN® (pralatrexate injection), a targeted folate inhibitor which is indicated for use as a single agent for patients with relapsed or refractory peripheral T-cell lymphoma.

The terms of the Merger Agreement provide that each share of Allos common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.1282 shares of our common stock. In addition, all Allos restricted stock units and options to purchase Allos common stock outstanding at the effective time of the merger will be exchanged for restricted stock units and options to purchase our common stock at the 0.1282 exchange ratio. Following the consummation of the merger, our stockholders will own approximately 61% of the combined company and Allos’ stockholders will own approximately 39% of the combined company. The Merger Agreement contains certain termination rights for us and Allos applicable upon the occurrence of certain events specified in the Merger Agreement. The Merger Agreement provides that, in the event of its termination under specified circumstances, we may be required to pay Allos a termination fee of $14.0 million.

The transaction is subject to customary closing conditions, including approval of the merger by Allos’ stockholders, approval of the shares to be issued in the merger by our stockholders and the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We and Allos will each call a special meeting of our respective stockholders to vote to approve the transaction. We expect the transaction to be completed by the end of 2011.

We are subject to risks common to companies in the pharmaceutical industry including, but not limited to, our sole dependence on the success of Feraheme, our potential inability to become profitable in the future, the potential development of significant safety or drug interaction problems with respect to Feraheme, competition in our industry, uncertainties regarding market acceptance of Feraheme, uncertainties related to patient insurance coverage, coding and third-party reimbursement for Feraheme, uncertainties related to the impact of current and future healthcare initiatives and legislation, our limited experience commercializing and distributing a pharmaceutical product, our reliance on our partners to commercialize Feraheme in certain territories outside of the U.S., our potential inability to operate our manufacturing facilities in compliance with current good manufacturing practices, our potential inability to obtain raw or other materials and manufacture sufficient quantities of Feraheme, the potential fluctuation of our operating results, potential differences between actual future results and the estimates or assumptions used by us in preparation of our condensed consolidated financial statements, the volatility of our stock price, our potential inability to obtain additional financing, if necessary, on acceptable terms, our potential inadvertent failure to comply with reporting and payment obligations under government pricing programs, our potential inadvertent failure to comply with the regulations of the FDA or other federal, state or foreign government agencies, uncertainty of the regulatory approval process for our broader Feraheme indication, for any indications outside of the U.S. or for potential alternative manufacturing facilities and processes, uncertainty of the results of our clinical trials, our dependence on key personnel, uncertainties related to the protection of proprietary technology, any potential adverse determinations against us in any current or future lawsuits in which we are a defendant, potential product liability, potential legislative and regulatory changes, and potential costs and liabilities associated with pending or future litigation. We are also subject to risks associated with our proposed merger with Allos, including the potential delay of or failure to complete the merger due to the failure to satisfy the closing conditions, including the adoption of the merger agreement by Allos’ stockholders and the approval of the shares to be issued in the merger by our stockholders, our potential inability to successfully integrate Allos into our business, potential additional expenses incurred in connection with the integration of Allos, and the potential decrease in the market price of our common stock.

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

We hold certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents and short- and long-term investments. The following tables represent the fair value hierarchy as of June 30, 2011 and December 31, 2010 for those assets that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$69,291	$69,291	$—	$—
Corporate debt securities	105,081	—	105,081	—
U.S. treasury and government agency securities	52,656	—	52,656	—
Commercial paper	1,500	—	1,500	—
Auction rate securities	25,079	—	—	25,079
	$253,607	$69,291	$159,237	$25,079

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$110,238	$110,238	$—	$—
Corporate debt securities	83,768	—	83,768	—
U.S. treasury and government agency securities	50,925	—	50,925	—
Foreign government securities	2,431	—	2,431	—
Commercial paper	10,495	—	10,495	—
Auction rate securities	33,597	—	—	33,597
	$291,454	$110,238	$147,619	$33,597

With the exception of our auction rate securities, or ARS, which are valued using Level 3 inputs, as discussed below, the fair value of our investments other than money market funds is primarily determined from independent pricing services which use Level 2 inputs to determine fair value. Independent pricing services normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analyses of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of either June 30, 2011 or December 31, 2010. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the six months ended June 30, 2011.

We also analyze when the volume and level of activity for an asset or liability have significantly decreased and when circumstances indicate that a transaction may not be considered orderly. In order to determine whether the volume and level of activity for an asset or liability have significantly decreased, we assess current activity as compared to normal market activity for the asset or liability. We rely on many factors such as trading volume, trading frequency, the levels at which market participants indicate their willingness to buy and sell our securities, as reported by market participants, and current market conditions. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if there has been a significant decrease in the volume and level of activity for an asset, group of similar assets, or liabilities. Similarly, in order to identify transactions that are not orderly, we take into consideration the activity in the market which can influence the determination and occurrence of an orderly transaction. Also, we inquire as to whether there may have been restrictions on the marketing of the security to a single or limited number of participants. Where possible, we assess the financial condition of the seller to determine whether observed transactions may have been forced. If there is a significant disparity between the trading price for a security held by us as compared to the trading prices of similar recent transactions, we consider whether this disparity is an indicator of a disorderly trade. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if the evidence suggests that a transaction or group of similar transactions is not orderly. Based upon these procedures, we determined that market activity for our non-ARS assets appeared normal and that transactions did not appear disorderly as of June 30, 2011.

The following table provides a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (in thousands):

Six Months Ended
June 30, 2011
Balance at beginning of period	$33,597
Transfers to Level 3	—
Total gains (losses) (realized or unrealized):
Included in earnings	(210)
Included in other comprehensive income (loss)	2,292
Purchases, issuances, sales, and settlements:	—
Purchases	—
Issuances	—
Sales	—
Settlements	(10,600)
Balance at end of period	$25,079

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—

Gains and losses (realized or unrealized) included in earnings in the table above are reported in other income (expense) in our condensed consolidated statement of operations.

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

•              The sales price charged is fixed or determinable; and

•              Collection is reasonably assured.

We record product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organization, or GPO, fees, and product returns as a reduction of revenue in our condensed consolidated statement of operations at the time product sales are recorded. Calculating these gross-to-net sales adjustments involves estimates and judgments based primarily on actual Feraheme sales data, forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others, and other market research. In addition, we also monitor our distribution channel to determine whether additional allowances or accruals are required based on inventory in our sales channel. An analysis of our product sales allowances and accruals for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Product sales allowances and accruals
Discounts and chargebacks	$3,579	$1,075
Government and other rebates	2,737	4,533
Returns	369	333
Total product sales allowances and accruals	$6,685	$5,941

Total gross product sales	$19,766	$22,167

Total product sales allowances and accruals as a percent of total gross product sales	34%	27%

	Six Months Ended June 30,
	2011	2010
Product sales allowances and accruals
Discounts and chargebacks	$5,799	$1,817
Government and other rebates	5,271	7,534
Returns	668	577
Total product sales allowances and accruals	$11,738	$9,928

Total gross product sales	$35,841	$39,449

Total product sales allowances and accruals as a percent of total gross product sales	33%	25%

Product sales allowances and accruals are primarily comprised of both direct and indirect fees, discounts and rebates and provisions for estimated product returns. Direct fees, discounts and rebates are contractual fees and price adjustments payable to wholesalers, specialty distributors and other customers that purchase products directly from us. Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as certain physicians, clinics, hospitals, GPOs, and dialysis organizations that typically do not purchase products directly from us but rather from wholesalers and specialty distributors. In accordance with guidance related to accounting for fees and consideration given by a vendor to a customer (including a reseller of a vendor’s products), these fees, discounts and rebates are presumed to be a reduction of the selling price of Feraheme. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities and are recorded in the same period that the related revenue is recognized. We estimate product sales allowances and accruals using either historical, actual and/or other data, including estimated patient usage, applicable contractual rebate rates, contract performance by the benefit providers, other current contractual and statutory requirements, historical market data based upon experience of other products similar to Feraheme, specific known market events and trends such as competitive pricing and new product introductions and current and forecasted customer buying patterns and inventory levels, and the shelf life of Feraheme. As part of this evaluation, we also review changes to federal and other legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. As part of our sales allowances and accruals, we reserve for Medicaid rebates associated with instances where Medicaid will act as the insurer and for which we are required to pay a statutory rebate to Medicaid. Due to the time period between the sale of Ferahame and our receipt of Medicaid rebate claims, actual rebate claims to date have been limited. If we determine in future periods that our actual rebate experience is indicative of expected claims, we may be required to reduce our current Medicaid accumulated reserve estimate, and that adjustment could be significant. This adjustment would be reflected as a reduction to our sales allowances and, accordingly, an increase to net product sales in that period. If actual future results vary from any of our estimates, we may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.

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

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. As of June 30, 2011, our cash, cash equivalents and investments amounted to approximately $264.3 million. We currently invest our excess cash primarily in U.S. government and agency money market funds, and investments in corporate debt securities, U.S. treasury and government agency securities, commercial paper and ARS. As of June 30, 2011, we had approximately $69.3 million of our total $80.0 million cash and cash equivalents balance invested in institutional money market funds of which $37.0 million was invested in a single fund, which is collateralized solely by U.S. treasury and government agency securities.

Our operations are located solely within the U.S. We are focused principally on developing, manufacturing and commercializing Feraheme. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
AmerisourceBergen Drug Corporation	40%	30%
McKesson Corporation	19%	<10%
Takeda Pharmaceutical Company Limited	16%	<10%
Cardinal Health, Inc.	12%	<10%
Metro Medical Supply, Inc.	<10%	26%

Revenues from customers outside of the U.S. amounted to approximately 17% and less than 10% of our total revenues for the six months ended June 30, 2011 and 2010, respectively. Our revenues from customers outside of the U.S. for the six months ended June 30, 2011 and 2010 were principally related to collaboration revenue recognized in connection with our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, which is based in Japan.

C.     Investments

As of June 30, 2011 and December 31, 2010, the combined total of our short- and long-term investments equaled $184.3 million and $181.2 million, respectively, and consisted of securities classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in debt and equity securities.

The following is a summary of our short- and long-term investments as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$72,378	$162	$(14)	$72,526
Due in one to three years	32,369	191	(5)	32,555
U.S. treasury and government agency securities
Due in one year or less	23,468	63	—	23,531
Due in one to three years	28,839	286	—	29,125
Commercial paper
Due in one year or less	1,500	—	—	1,500
Total short-term investments	$158,554	$702	$(19)	$159,237

Long-term investments:
Auction rate securities
Due after five years	$28,950	$—	$(3,871)	$25,079
Total long-term investments	$28,950	$—	$(3,871)	$25,079

Total short and long-term investments	$187,504	$702	$(3,890)	$184,316

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$37,660	$65	$(12)	$37,713
Due in one to three years	45,883	197	(25)	46,055
U.S. treasury and government agency securities
Due in one year or less	22,554	39	(1)	22,592
Due in one to three years	28,103	235	(5)	28,333
Foreign government securities
Due in one year or less	2,431	—	—	2,431
Commercial paper
Due in one year or less	10,493	2	—	10,495
Total short-term investments	$147,124	$538	$(43)	$147,619

Long-term investments:
Auction rate securities
Due after five years	$39,550	$—	$(5,953)	$33,597
Total long-term investments	$39,550	$—	$(5,953)	$33,597

Total short and long-term investments	$186,674	$538	$(5,996)	$181,216

Auction Rate Securities

As of June 30, 2011, we held a total of $25.1 million in fair market value of ARS, reflecting a reduction of approximately $3.9 million from the par value of these securities of approximately $29.0 million. As of June 30, 2011, all of our ARS were municipal bonds with an auction reset feature and were classified as available-for-sale. The majority of our ARS portfolio was rated AAA as of June 30, 2011 by at least one of the major securities rating agencies and was primarily collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. As of June 30, 2011, all of our ARS continue to pay interest according to their stated terms.

In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions since that time. As a result of the lack of significant observable ARS market activity since February 2008, we use a discounted cash flow methodology to value these securities as opposed to valuing them at their par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. In addition, for all available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. In the event that we intend to sell a security, or may be required to do so, the decline in fair value of the security would be deemed to be other-than-temporary and the full amount of the unrealized loss would be recorded in our condensed consolidated statement of operations as an impairment loss. Regardless of our intent to sell a security, we perform additional analyses on all securities with unrealized losses to evaluate whether there could be a credit loss associated with the security. Based on the methodology and the analysis above, we have estimated the fair value of our ARS to be $25.1 million and have recorded the $3.9 million decline in value as an unrealized loss to accumulated other comprehensive loss as of June 30, 2011.

Due to our belief that the market for ARS will likely take in excess of twelve months to fully recover, we have classified our portfolio of ARS as long-term investments in our condensed consolidated balance sheet as of June 30, 2011. We believe that the impairment related to our ARS is primarily attributable to the lack of liquidity of these investments, coupled with the ongoing uncertainty in the credit and capital markets, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. For all of our ARS, the underlying maturity date is in excess of one year, and the majority have final maturity dates which occur approximately 25 to 35 years in the future. We believe we will ultimately be able to liquidate our investments in ARS without significant loss prior to their maturity dates primarily due to the collateral securing most of our ARS. However, it could take until final maturity of the ARS to realize our investments’ par value. As a result, we believe the decline in value of our ARS is a temporary impairment and similarly, any future fluctuation in fair value related to our ARS that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future unrealized loss is other-than-temporary, we will record a charge to our condensed consolidated statement of operations. In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity, a buyer is found outside the auction process, or the securities mature. In addition, as part of our determination of the fair value of our investments, we consider credit ratings provided by independent investment rating agencies as of the valuation date. These ratings are subject to change, and we may be required to adjust our future valuation of these ARS which may adversely affect the value of these investments. Based upon the various analyses described above, we did not recognize any unrealized credit losses related to our securities during the three and six months ended June 30, 2011.

Impairments and Unrealized Gains and Losses on Investments

The following is a summary of the fair value of our investments with unrealized losses that are deemed to be temporarily impaired and their respective gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$19,644	$(19)	$—	$—	$19,644	$(19)
Auction rate securities	—	—	25,079	(3,871)	25,079	(3,871)
	$19,644	$(19)	$25,079	$(3,871)	$44,723	$(3,890)

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$31,005	$(37)	$—	$—	$31,005	$(37)
U.S. treasury and government agency securities	13,447	(6)	—	—	13,447	(6)
Auction rate securities	—	—	33,597	(5,953)	33,597	(5,953)
	$44,452	$(43)	$33,597	$(5,953)	$78,049	$(5,996)

As noted above, for available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary, and the full amount of the unrealized loss is recorded in our condensed consolidated statement of operations as an impairment loss. Regardless of our intent to sell a security, we perform additional credit and market analyses on all securities with unrealized losses to evaluate whether there could be a credit loss associated with the security. Our assessment of whether unrealized losses are other-than-temporary requires significant judgment. Based upon our evaluation, we did not consider the unrealized losses on our available-for-sale investments to be other-than-temporary impairments as of June 30, 2011 and December 31, 2010. We did not recognize any impairment losses in our condensed consolidated statements of operations related to our securities during either of the three or six months ended June 30, 2011 or 2010.

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

Realized Gains and Losses on Investments

Gains and losses are determined on the specific identification method. During the six months ended June 30, 2011, we recorded net realized losses of approximately $0.2 million to our condensed consolidated statements of operations. These net realized losses were primarily attributable to our participation in a June 2011 purchase offer from an issuer of one of our ARS holdings with a par value of $5.0 million which resulted in our receipt of proceeds of approximately $4.8 million and our recognition of a $0.2 million realized loss.

D.    Accounts Receivable

Our accounts receivable were $4.8 million and $5.8 million as of June 30, 2011 and December 31, 2010, respectively, and primarily represented amounts due from wholesalers and distributors to whom we sell Feraheme directly. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts. Reserves for other sales-related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in our condensed consolidated balance sheets.

As part of our credit management policy, we perform ongoing credit evaluations of our customers, and we have not required collateral from any customer. To date, we have not experienced significant bad debts. Accordingly, we have not established an allowance for doubtful accounts at either June 30, 2011 or December 31, 2010. If the financial condition of any of our significant customers was to deteriorate and result in an impairment of its ability to make payments owed to us, an allowance for doubtful accounts may be required which could have a material effect on earnings in the period of any such adjustment.

Customers which represented greater than 10% of our accounts receivable balances as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
AmerisourceBergen Drug Corporation	59%	65%
McKesson Corporation	17%	10%
Metro Medical Supply, Inc.	12%	18%
Cardinal Health, Inc.	<10%	14%

E.     Inventories

Our major classes of inventories were as follows as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010

Raw materials	$2,122	$2,332
Work in process	796	55
Finished goods	12,208	13,957
Total inventories	$15,126	$16,344

Included in finished goods inventory as of June 30, 2011 was approximately $0.6 million of Feraheme produced using third-party manufacturing facilities or processes for which we believe future regulatory approval is probable.

Equity-based compensation of approximately $0.1 million and $0.4 million was capitalized into inventory for the six months ended June 30, 2011 and 2010, respectively.

F.     Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the six months ended June 30, 2011 and 2010, we recognized a $0.4 million and a $0.1 million current federal income tax benefit, respectively, which was the result of our recognition of corresponding income tax expense associated with the increase in the value of certain securities that we carried at fair market value during the same respective periods. The corresponding income tax expense has been recorded in other comprehensive income. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

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

	As of June 30,
	2011	2010
Options to purchase shares of common stock	2,127	2,801
Shares of common stock issuable upon the vesting of restricted stock units	649	264
Total	2,776	3,065

The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(19,562)	$(21,324)	$(41,857)	$(44,377)
Weighted average common shares outstanding	21,167	21,017	21,156	20,504
Net loss per share:
Basic and diluted	$(0.92)	$(1.01)	$(1.98)	$(2.16)

H.    Equity-Based Compensation

We currently maintain several equity compensation plans, including our Second Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, our Amended and Restated 2000 Stock Plan, or the 2000 Plan, and our 2010 Employee Stock Purchase Plan.

Second Amended and Restated 2007 Equity Incentive Plan

As of June 30, 2011, we have granted options and restricted stock units covering 3,652,425 shares of common stock under our 2007 Plan, of which 1,096,350 stock options and 169,247 restricted stock units have expired or terminated, and of which 35,338 options have been exercised and 81,014 shares of common stock have been issued pursuant to restricted stock units that became fully vested. The number of options and restricted stock units outstanding under this plan as of June 30, 2011 was 1,623,956 and 646,520, respectively. The remaining number of shares available for future grants as of June 30, 2011 was 1,163,343, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise. All outstanding stock options granted under our 2007 Plan have an exercise price equal to the closing price of a share of our common stock on the grant date and a ten-year term.

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

Amended and Restated 2000 Stock Plan

The number of shares underlying outstanding options and restricted stock units which were issued pursuant to our 2000 Plan as of June 30, 2011 was 503,169 and 2,500, respectively. In November 2007, the 2000 Plan was succeeded by the 2007 Plan and, accordingly, no further grants may be made under this plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

Equity-based compensation expense

Equity-based compensation expense, excluding amounts that have been capitalized into inventory, for the three and six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of product sales	$157	$125	$352	$200
Research and development	639	1,333	1,281	2,538
Selling, general and administrative	1,825	3,477	5,463	6,498
Total equity-based compensation expense	$2,621	$4,935	$7,096	$9,236

We reduce the compensation expense being recognized to account for estimated forfeitures, which we estimate based primarily on historical experience. Under the current accounting guidance, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Equity-based compensation expense of $0.1 million was capitalized into inventory for the three and six months ended June 30, 2011. Capitalized equity-based compensation expense is recognized into cost of product sales when the related product is sold.

I.      Commitments and Contingencies

Legal Proceedings

Between July 21, 2011 and July 27, 2011, seven putative class action lawsuits were filed against us, Allos, Merger Sub, and members of the board of directors of Allos arising out of the merger between us and Allos. Two lawsuits were filed in the United States District Court for the District of Colorado on July 21, 2011 and July 22, 2011 (entitled James Radmore and John Salem v. Allos Therapeutics, Inc., et al. and A.E. Everage Jr. v. Allos Therapeutics, Inc., et al.); two lawsuits were filed on July 26, 2011 and July 27, 2011 in the Court of Chancery of the State of Delaware (entitled Hoyan Lam v. Allos Therapeutics, Inc., et al. and Denis Mulligan v. Paul Berns,

et al.); two lawsuits were filed in Jefferson County District Court for the State of Colorado on July 26, 2011 (entitled Rupert Nunn v. Paul Berns, et al. and Lyla Stevens, et al. v. Stephen J. Hoffman, et al.) and one lawsuit was filed on July 27, 2011 in Jefferson County District Court for the State of Colorado (entitled John Hannon and Ed Fisher v. Allos Therapeutics, Inc., et al.). The Delaware plaintiffs have asked the Court of Chancery to consolidate their two actions into one case entitled In re Allos Therapeutics, Inc Shareholders Litigation. These lawsuits generally allege that the members of the board of directors of Allos breached their fiduciary duties of loyalty, care, independence, good faith and fair dealing to Allos’s stockholders by entering into the merger agreement because they, among other things, (i) failed to maximize stockholder value; (ii) used a process that was unfair and inadequate and tailored to better their own interests at the expense of Allos’s public stockholders; (iii) failed to implement a bidding mechanism to foster a fair auction or took steps to avoid competitive bidding; and (iv) agreed to preclusive deal-protection terms. These lawsuits also allege that we, Allos and Merger Sub aided and abetted the board of directors of Allos in breaching their fiduciary duties. Plaintiffs seek to stop or delay the acquisition of Allos by us, or rescission of the Merger in the event it is consummated, and seek monetary damages in an unspecified amount to be determined at trial. We believe the allegations in these lawsuits are without merit and we intend to defend against them vigorously. We have not recorded an estimated liability associated with this legal proceeding as we do not believe that such a liability is probable nor do we believe that a range of loss is currently estimable.

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint filed on December 17, 2010 alleges that we and our President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our President and Chief Executive Officer and former Executive Vice President and Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. The Court has not set a trial date for this matter. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. We have not recorded an estimated liability associated with this legal proceeding as we do not believe that such a liability is probable nor do we believe that a range of loss is currently estimable. However, we expect that the costs and expenses related to this litigation could be significant. Our current director and officer liability insurance policies provide that we are responsible for the first $1.0 million of such costs and expenses. Also, a judgment or settlement of these actions could exceed our insurance coverage.

In addition, during 2010 we received correspondence from a supplier with whom we have an agreement related to the supply of a certain material used in the production of certain of our products. This correspondence suggests that we are in violation of the terms of the agreement. We believe we have valid arguments against such allegations, and we intend to vigorously defend against any such allegations. We are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with this potential claim, if any, and have therefore not recorded any estimated liability as we do not believe that such a liability is probable nor do we believe that a range of loss is currently estimable.

We may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us as of June 30, 2011. We expense legal costs as they are incurred.

J.     Collaborative Agreements

Our commercial strategy includes the formation of alliances with other pharmaceutical companies to facilitate the sale and distribution of our products. As of June 30, 2011, we are a party to the following collaborations:

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

We have determined that the Takeda Agreement includes four deliverables: the license, access to future know-how and improvements to the Feraheme technology, regulatory and clinical research services, and the manufacturing and supply of product. Pursuant to the accounting guidance in effect when we signed the Takeda Agreement, and which governed revenue recognition on multiple element arrangements, we evaluated the four deliverables under the Takeda Agreement and determined that our obligation to provide manufacturing supply of product meets the criteria for separation and is therefore treated as a single unit of accounting, which we refer to as the supply unit of accounting. Further, we concluded that the license is not separable from the undelivered future know-how and technological improvements or the undelivered regulatory and clinical research services. Accordingly, these deliverables are being combined and also treated as a single unit of accounting, which we refer to as the combined unit of accounting.

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

Revenues related to the combined unit of accounting and any reimbursement revenues are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations. During the three and six months ended June 30, 2011, we recorded approximately $1.5 million and $3.0 million in revenues, respectively, associated with the upfront payment. In addition, we recorded $0.8 million and $1.6 million associated with other reimbursement revenues in our condensed consolidated statement of operations for the three and six months ended June 30, 2011, respectively. Payments to be received for supply of the drug product and royalties will be recorded in product sales and royalties in our condensed consolidated statement of operations.

3SBio

In 2008, we entered into a Collaboration and Exclusive License Agreement, or the 3SBio License Agreement, and a Supply Agreement, or the 3SBio Supply Agreement, with 3SBio Inc., or 3SBio, for the development and commercialization of Feraheme as an IV iron replacement therapeutic agent in China. The 3SBio License Agreement grants 3SBio an exclusive license for an initial term of thirteen years to develop and commercialize Feraheme as a therapeutic agent in China for an initial indication for the treatment of IDA in patients with CKD, and an option to expand into additional therapeutic indications. In consideration of the grant of the license, we received an upfront payment of $1.0 million, the recognition of which has been deferred and is being recognized under the proportional performance methodology as we supply Feraheme to 3SBio over the thirteen year initial term of the agreement. We are eligible to receive certain other specified milestone payments upon regulatory approval of Feraheme in China for CKD and other indications. We are also entitled to receive tiered royalties of up to 25% based on net sales of Feraheme by 3SBio in China. We retained all manufacturing rights for Feraheme under these agreements. In addition, pursuant to the 3SBio Supply Agreement, 3SBio has agreed to purchase from us, and we have agreed to supply to 3SBio, Feraheme at a predetermined supply price for clinical and commercial use in connection with 3SBio’s development and commercialization obligations described above for so long as the 3SBio License Agreement is in effect. To date we have not provided 3SBio with any product under this agreement.

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

The following table outlines the components of our restructuring expenses which were recorded in operating expenses and current liabilities for the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Accrued restructuring, beginning of period	$537	$1,324
Employee severance, benefits and related costs	49	177
Payments	(345)	(1,155)
Other adjustments	(17)	(122)
Accrued restructuring, end of period	$224	$224

L.    Recently Issued and Proposed Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, Presentation of Comprehensive Income, or ASU 2011-05. ASU 2011-05 updates existing guidance to amend the presentation of comprehensive income. Under ASU 2011-05, entities are required to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and other comprehensive income. Under both alternatives, companies will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the single continuous statement approach, the guidance requires the entity to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the income statement will be followed immediately by the statement of other comprehensive income, which will include the amount for total comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this ASU to have an impact on our condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. This ASU updates existing guidance to amend fair value measurements and related disclosures. ASU 2011-04 relates to a major convergence project of the FASB and the International Accounting Standards Board, or IASB, to improve International Financial Reporting Standards, or IFRS, and U.S. GAAP. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The ASU also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this ASU to have an impact on our condensed consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-027, Fees Paid to the Federal Government by Pharmaceutical Manufacturers, or ASU 2010-027. ASU 2010-027 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the Health Care and Education Affordability Reconciliation Act enacted in the U.S. in March 2010. Under this new accounting standard, the annual fee is presented as a component of operating expenses and recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective, which for us is fiscal 2011. The total amount of the annual fee to be recorded in our 2011 operating expenses is insignificant.

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

M.    Subsequent Events

On August 2, 2011, we issued a press release announcing the receipt of an unsolicited proposal from MSMB Capital Management, or MSMB, to acquire all of our outstanding stock for $18.00 per share in cash. Our Board of Directors will carefully consider and evaluate the MSMB proposal in due course and will inform our stockholders of our position.

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

Examples of forward-looking statements contained in this report include statements regarding the following: our expectations that the proposed merger with Allos Therapeutics, Inc.. or Allos, will be completed by the end of 2011, the design and expected timing of completion of our global studies of Feraheme for the treatment of iron deficiency anemia in a broad range of patients, the design and the expected timing of completion of two pediatric studies to be conducted to meet our Pediatric Research Equity Act requirement, our expectations of the timing of a decision by the European Medicines Agency on our Marketing Authorization Application submission, the design and expected timing of completion of our post-approval trial to assess the safety and efficacy of Feraheme compared to an intravenous iron sucrose product in chronic kidney disease patients, our intention to conduct two additional pediatric studies included in our Pediatric Investigation Plan, our plan to conduct a post-approval trial to assess the safety and efficacy of repeat, episodic Feraheme administration for the treatment of persistent or recurrent iron deficiency anemia and the design of such trial, our expectation of the timing of a decision by Health Canada on our submission in response to the Notice of Non-Compliance, our expectation of the timing of a decision from Swissmedic on our Marketing Authorization Application, our statement that our partner in China, 3SBio Inc., or 3SBio, plans to conduct a Feraheme clinical study in China, our expectation that sales of GastroMARK® will not materially increase, our expectation of revenue sources to fund our future operations, our expectations regarding the success of our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, including any potential milestone payments we may receive, our expectations regarding our future revenues, including expected Feraheme revenues under our Takeda and 3SBio collaborations, our expectation that our net sales as a percentage of gross sales will be negatively affected as a result of recent legislation, our expectation that our reserves as a percentage of gross sales will increase during the remainder of 2011, our expectations regarding future license fee revenues from 3SBio, our expectation that our costs of product sales as a percentage of net product sales will remain relatively consistent or increase slightly for the remainder of 2011, our expectation that our research and development expenses will increase during the remainder of 2011, our expectations regarding the amount of external expenses and the timing of our planned research and development projects, our expectation that selling, general and administrative expenses, other than costs related to our proposed merger with Allos, will remain consistent or slightly decrease during the remainder of 2011, our expectation regarding our dividend and interest income, our expectations regarding our short- and long-term liquidity and capital requirements and our ability to finance our operations, our expectations regarding our future cash flows, our belief that the decline in the value of our auction rate securities is temporary and that we will ultimately be able to liquidate these investments without significant loss, our belief that the allegations asserted against us in the securities class action lawsuit are without merit and our expectations regarding the potential costs associated with this litigation, our belief that the allegations asserted against us in the class action lawsuits related to our proposed merger with Allos are without merit, our belief regarding the potential impact of the adoption of newly issued and future accounting guidance on our financial statements, and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.

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

Feraheme is approved in the U.S. for use in the treatment of IDA in both dialysis and non-dialysis dependent adult CKD patients. During 2010, a new prospective payment system for the reimbursement of dialysis services was adopted and became effective on January 1, 2011, which made it less likely that dialysis providers would choose to use Feraheme and caused our sales in the dialysis market to decline. Our commercial strategy is primarily focused on growing the utilization of Feraheme in non-dialysis dependent adult CKD patients with IDA in the U.S., specifically in hematology, oncology, nephrology, and hospital sites of care, where a large number of CKD patients are treated.

Recent Business Development Activities

On July 19, 2011, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Alamo Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary, or Merger Sub, and Allos Therapeutics, Inc., or Allos, pursuant to which Merger Sub will, upon the terms and subject to the satisfaction or waiver of the conditions therein, merge with and into Allos in a strategic business combination, with Allos continuing as the surviving corporation and as our wholly-owned subsidiary. Allos is a biopharmaceutical company committed to the development and commercialization of innovative anti-cancer therapeutics. Allos is currently focused on the development and commercialization of FOLOTYN® (pralatrexate injection), a targeted folate inhibitor which is indicated for use as a single agent for patients with relapsed or refractory peripheral T-cell lymphoma.

The terms of the Merger Agreement provide that each share of Allos common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.1282 shares of our common stock. In addition, all Allos restricted stock units and options to purchase Allos common stock outstanding at the effective time of the merger will be exchanged for restricted stock units and options to purchase our common stock at the 0.1282 exchange ratio. Following the consummation of the merger, our stockholders will own approximately 61% of the combined company and Allos’ stockholders will own approximately 39% of the combined company. The Merger Agreement contains certain termination rights for us and Allos applicable upon the occurrence of certain events specified in the Merger Agreement. The Merger Agreement provides that, in the event of its termination under specified circumstances, we may be required to pay Allos a termination fee of $14.0 million.

The transaction is subject to customary closing conditions, including approval of the merger by Allos’ stockholders, approval of the shares to be issued in the merger by our stockholders and the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We and Allos will each call a special meeting of our respective stockholders to vote to approve the transaction. We expect the transaction to be completed by the end of 2011.

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

Clinical Development and Regulatory Status of Feraheme

We continue to advance our Feraheme clinical development program in adults by conducting two Phase III multi-center clinical trials to assess Feraheme for the treatment of IDA in a broad range of patients for whom treatment with oral iron is unsatisfactory, including women with abnormal uterine bleeding, patients with cancer or gastrointestinal diseases and postpartum women. In June 2010, we initiated a double blind, placebo-controlled Phase III study which will assess the efficacy and safety of two doses of 510 milligrams each of Feraheme compared to placebo in a total of approximately 800 patients with IDA. We have also initiated an open label, active-controlled Phase III study to assess the efficacy and safety of two doses of 510 milligrams each of Feraheme compared to a total dose of 1,000 milligrams of an IV iron sucrose product in a total of approximately 600 patients with IDA. Further, an open label extension study is currently enrolling patients from the placebo-controlled study who will be followed for six months and will be eligible to receive two doses of 510 milligrams each of Feraheme whenever they meet treatment criteria. We have recently implemented patient enrollment initiatives for our IDA trial evaluating Feraheme treatment compared to placebo in order to meet our current expectation to complete enrollment in the two Phase III studies by the end of 2011. However, if those initiatives are not successful, enrollment in our IDA Phase III program may not be complete until early 2012.

We have initiated two randomized, active-controlled pediatric studies of Feraheme for the treatment of IDA in pediatric CKD patients to meet our FDA post-approval Pediatric Research Equity Act requirement to support pediatric labeling of Feraheme. One study is in dialysis-dependent CKD patients, and the other is in CKD patients not on dialysis. Each study will assess the safety and efficacy of Feraheme treatment as compared to oral iron in approximately 144 pediatric patients.

In June 2010 we submitted our Marketing Authorization Application, or MAA, for Feraheme for the treatment of IDA in CKD patients with the European Medicines Agency, or EMA. We expect a decision by the EMA on our MAA submission by the end of 2011.

To support our MAA, we have completed enrollment in a global, randomized, multi-center, active-controlled post-approval trial with 162 adult CKD patients with IDA, both on dialysis and not on dialysis. This study will assess the safety and efficacy of two doses of 510 milligrams each of Feraheme compared to a total dose of 1,000 milligrams of an IV iron sucrose product. In addition, our Pediatric Investigation Plan, which was approved by the EMA in December 2009, includes the two pediatric studies needed to meet the requirements of the Pediatric Research Equity Act in the U.S. described above and two additional pediatric studies requested by the EMA, including a rollover study and a study in patients with IDA.

As part of our obligations under the Takeda Agreement, we are also required to initiate a multi-center post-approval clinical trial to assess the safety and efficacy of repeat, episodic Feraheme administration for the treatment of persistent or recurrent IDA over a 12 month period. In this study, subjects would receive an initial course of two doses of 510 milligrams each of Feraheme and subsequent courses of two doses of 510 milligrams each of Feraheme whenever they meet treatment criteria. The study is expected to enroll a total of approximately 300 CKD patients with IDA including hemodialysis and peritoneal dialysis patients and those not on dialysis, including post-kidney transplant recipients, however, final decisions regarding study design are awaiting completion of the review of our MAA.

In January 2011, we received a Notice of Non-Compliance from the Therapeutic Products Directorate of Health Canada, or Health Canada, regarding our New Drug Submission for Feraheme for the treatment of IDA in adult CKD patients. The Notice of Non-Compliance outlined Health Canada’s concerns, which focused mainly on chemistry, manufacturing and control and preclinical toxicology issues. In May, 2011 we submitted our response to the Notice of Non-Compliance. This resubmission has been accepted for review by Health Canada. We expect a decision from Health Canada by the end of 2011.

In August 2010, Takeda filed an MAA with Swissmedic, the Swiss Agency for Therapeutic Products, for Feraheme for the treatment of IDA in CKD patients. We expect a decision from Swissmedic during the first quarter of 2012.

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

GastroMARK®, our oral contrast agent used for delineating the bowel in magnetic resonance imaging, or MRI, is approved and marketed in the U.S., Europe, and other countries through our marketing partners. Sales of GastroMARK by our marketing partners have been at approximately their current levels for many years, and we do not expect sales of GastroMARK to materially increase.

Prior to 2009, we devoted substantially all of our resources to our research and development programs. Since the FDA approval and commercial launch of Feraheme in mid-2009, we have incurred substantial costs related to the commercialization and development of Feraheme. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an IV iron replacement therapeutic for use in CKD patients in the U.S., to further develop Feraheme for the treatment of IDA in a broad range of patients, and to obtain regulatory approval to market Feraheme in countries outside of the U.S. Prior to the commercial launch of Feraheme, we financed our operations primarily from the sale of our equity securities, cash generated by our investing activities, and payments from our strategic partners. Since 2009, our revenues have been primarily attributable to product sales of Feraheme. We currently expect to fund our future operations from revenue from sales of Feraheme in addition to payments from our strategic partners, cash generated by our investing activities, revenue from sales of additional products that we may acquire or in-license, and the sale of our equity securities, if necessary. As of June 30, 2011, we had an accumulated deficit of approximately $404.7 million and a cash, cash equivalents and investments balance of approximately $264.3 million.

Results of Operations

Three and six months ended June 30, 2011 and 2010

Revenues

Our revenues for the three and six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Product sales, net	$13,081	$16,226	$(3,145)	-19%	$24,103	$29,521	$(5,418)	-18%
License fee and other collaboration revenues	2,288	2,529	(241)	-10%	$4,615	2,529	2,086	82%
Royalties	33	72	(39)	-54%	$69	83	(14)	-17%
Total	$15,402	$18,827	$(3,425)	-18%	$28,787	$32,133	$(3,346)	-10%

The $3.4 million decrease in our total revenues during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily attributable to a $3.1 million decrease in net product sales. The $3.3 million decrease in our total revenues during the six months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to a $5.4 million decrease in net product sales, partially offset by a $2.1 million increase in our license fee and other collaboration revenues. The decrease in net product sales during both periods was largely due to decreased dialysis revenue, including decreased revenue recognized from an incentive program implemented in September 2009 to advance the adoption of Feraheme by dialysis organizations, or our Launch Incentive Program, combined with greater discounts and rebates provided to our end-users. The increase in license fee and other collaboration revenues during the six months ended June 30, 2011 as compared to the same period in 2010 was due to revenues associated with the Takeda

Agreement. Since we entered into the Takeda Agreement on March 31, 2010 we recognized Takeda related revenues for three months during the first half of 2010 as compared to six months during the first half of 2011.

The following table sets forth customers who represented 10% or more of our total revenues for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
AmerisourceBergen Drug Corporation	41%	32%	40%	30%
McKesson Corporation	20%	<10%	19%	<10%
Takeda Pharmaceutical Company Limited	15%	13%	16%	<10%
Cardinal Health, Inc.	12%	10%	12%	<10%

Net Product Sales

Net product sales for the three and six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Feraheme	$12,846	$16,014	$(3,168)	-20%	$23,707	$29,070	$(5,363)	-18%
GastroMARK	235	212	23	11%	396	451	(55)	-12%
Total	$13,081	$16,226	$(3,145)	-19%	$24,103	$29,521	$(5,418)	-18%

Our total net product sales decreased by $3.1 million and $5.4 million during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, primarily as the result of decreased gross product sales. Our gross product sales decreased by $2.4 million and $3.6 million during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The decreases in product sales were largely due to decreased sales to dialysis providers, including a $2.3 million and $4.3 million decrease in revenues related to our Launch Incentive Program for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Sales of Feraheme in the dialysis market declined principally as a result of the January 2011 implementation of the Medicare prospective payment system, which made it less likely that dialysis providers would choose to use Feraheme. These decreases were partially offset by increased sales from certain non-dialysis settings, such as hematology and oncology clinics and hospitals.

In addition, during the three and six months ended June 30, 2011, we offered higher average customer discounts, chargebacks and rebates to our end-users as compared to the same periods in 2010. We reduced our gross product sales by recording allowances of $6.7 million and $5.9 million during the three month periods ended June 30, 2011 and 2010, respectively, and $11.7 million and $9.9 million during the six month periods ended June 30, 2011 and 2010, respectively. The $0.7 million and $1.8 million increases in our product sales allowances and accruals for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, reflect these higher allowances for governmental and other rebates, discounts, sales returns and other fees.

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

•                  Changes in the actual or perceived safety profile of Feraheme or products that compete with Feraheme, which could cause customers to reduce, discontinue or increase their use of Feraheme; and

•                  The expansion or contraction of the overall IV iron market.

Our net product sales may also fluctuate from period to period due to the enactment of or changes in legislation that impact third-party reimbursement coverage and pricing. For example, in July 2010, the Centers for Medicare & Medicaid Services published a final rule establishing a new prospective payment system for dialysis services provided to Medicare beneficiaries who have end stage renal disease, which has significantly diminished the utilization of Feraheme in the dialysis market and has consequently adversely affected our Feraheme sales in the dialysis setting. As a result of the implementation of the prospective payment system, we expect our dialysis sales for the remainder of 2011 and beyond will not be significant.

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

An analysis of our product sales allowances and accruals for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Product sales allowances and accruals
Discounts and chargebacks	$3,579	$1,075
Government and other rebates	2,737	4,533
Returns	369	333
Total product sales allowances and accruals	$6,685	$5,941

Total gross product sales	$19,766	$22,167

Total product sales allowances and accruals as a percent of total gross product sales	34%	27%

	Six Months Ended June 30,
	2011	2010
Product sales allowances and accruals
Discounts and chargebacks	$5,799	$1,817
Government and other rebates	5,271	7,534
Returns	668	577
Total product sales allowances and accruals	$11,738	$9,928

Total gross product sales	$35,841	$39,449

Total product sales allowances and accruals as a percent of total gross product sales	33%	25%

Product sales allowances and accruals are primarily comprised of both direct and indirect fees, discounts and rebates, and provisions for estimated product returns. Direct fees, discounts and rebates are contractual fees and price adjustments payable to wholesalers, specialty distributors and other customers that purchase product directly from us. Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as certain physicians, clinics, hospitals, GPOs, and dialysis organizations that typically do not purchase products directly from us but rather from wholesalers and specialty distributors. In accordance with guidance related to accounting for fees and consideration given by a vendor to a customer (including a reseller of a vendor’s products), these fees, discounts and rebates are presumed to be a reduction of the selling price of Feraheme. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements related to the purchase and/or utilization of the product by these entities.

Product sales allowances and accruals are recorded in the same period that the related revenue is recognized and are estimated using either historical, actual and/or other data, including estimated patient usage, applicable contractual rebate rates, contract performance by the benefit providers, other current contractual and statutory requirements, historical market data based upon experience of other products similar to Feraheme, specific known market events and trends such as competitive pricing and new product introductions and current and forecasted customer buying patterns and inventory levels, and the shelf life of Feraheme. As part of this evaluation, we also review changes to federal and other legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends. Reserve estimates are evaluated quarterly and may require adjustments to better align our estimates with actual results. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For example, we are subject to reimbursement arrangements with state Medicaid programs for which we estimate and record rebate reserves. Our estimates of these reserves are based on market research data related to utilization rates by various end-users, actual Feraheme sales data and forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others. In estimating these reserves, we reserve for a Medicaid rebate associated with both those expected instances where Medicaid will act as the primary insurer as well as in those instances where we expect Medicaid will act as the secondary insurer. We have received limited actual claims payment data through June 30, 2011 due to the extended time period between the sale of Feraheme and our receipt of the related Medicaid rebate claim, which can be over a year, and therefore have not been able to solely rely on our actual Feraheme claims experience to update our estimates. However, as we continue to receive additional rebate claims, that actual experience could result in a change in our estimates. If we were to change our estimated Medicaid utilization within our patient population by an incremental 10%, our net product sales would change by approximately $0.4 million and $0.7 million during the three and six months ended June 30, 2011, respectively. Actual claims to date have been limited, and if we determine in future periods that such experience is indicative of expected claims, we may be required to reduce our current Medicaid accumulated reserve estimate, and that adjustment could be significant.  This adjustment would be reflected as a reduction to our sales allowances and, accordingly, an increase to net product sales in that period. If actual future results vary from any of our estimates, we may need to adjust our previous estimates, which would also affect our earnings in the period of the adjustment.

An analysis of the amount of, and changes in, our product allowances and accruals reserves for the six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2011	$1,148	$8,218	$1,797	$11,163
Current provisions relating to sales in current year	6,022	5,406	668	12,096
Other provisions relating to deferred revenue	—	(18)	—	(18)
Adjustments relating to sales in prior years	(223)	(135)	—	(358)
Payments/returns relating to sales in current year	(4,533)	(1,576)	(11)	(6,120)
Payments/returns relating to sales in prior years	(925)	(4,909)	—	(5,834)
Balance at June 30, 2011	$1,489	$6,986	$2,454	$10,929

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2010	$499	$5,194	$463	$6,156
Current provisions relating to sales in current year	1,817	7,817	648	10,282
Other provisions relating to deferred revenue	—	(612)	—	(612)
Adjustments relating to sales in prior year	—	(283)	(71)	(354)
Payments/returns relating to sales in current year	(1,150)	(2,458)	—	(3,608)
Payments/returns relating to sales in prior year	(499)	(2,105)	—	(2,604)
Balance at June 30, 2010	$667	$7,553	$1,040	$9,260

During both the six months ended June 30, 2011 and 2010, we reduced our product sales allowances and accruals by approximately $0.4 million for changes in estimates relating to sales in prior years. These adjustments were primarily caused by differences between actual utilization in different customer settings as compared to our initial estimates as well as other refinements to our initial estimates.

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

Overall, we expect that our reserves as a percentage of gross sales will increase during the remainder of 2011 due primarily to our efforts to increase adoption and utilization of Feraheme, our efforts to address continuing reimbursement and competitive pricing pressures, as well as the expected customer mix and utilization rates, all of which will negatively affect our future average per unit net product sales.

There are a number of factors that make it difficult to predict the magnitude of future Feraheme sales, including but not limited to, the following:

•                  The magnitude and timing of adoption of Feraheme by physicians, hospitals and other healthcare payors and providers;

•                  The impact of our recently announced proposed merger with Allos on our operations, in particular on our commercial organization;

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

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the three and six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Deferred license fee revenues recognized in connection with the Takeda Agreement	$1,524	$1,500	$24	2%	$3,048	$1,500	$1,548	>100%
Reimbursement revenues recognized in connection with the Takeda Agreement	764	1,029	(265)	-26%	1,567	1,029	538	52%
Total	$2,288	$2,529	$(241)	-10%	$4,615	$2,529	$2,086	82%

Approximately all of our license fee and other collaboration revenues for the three and six months ended June 30, 2011 and 2010 related to revenue recognized under the Takeda Agreement, which we entered into in March 2010. During the three and six months ended June 30, 2011, we recorded $1.5 million and $3.0 million of revenues, respectively, associated with the amortization of $61.0 million of deferred revenues recorded in connection with the Takeda Agreement. Through June 30, 2010, we recorded approximately $1.5 million of revenues associated with the amortization of $61.0 million of deferred revenues recorded in connection with the Takeda Agreement. The $61.0 million of deferred revenues was comprised of a $60.0 million upfront payment which we received from Takeda in April 2010, as well as approximately $1.0 million reimbursed to us during 2010 for certain expenses incurred prior to entering the agreement, which we considered an additional upfront payment. As of June 30, 2011, we had approximately $53.3 million remaining in deferred revenues related to the $61.0 million upfront payments received from Takeda.

In addition, under the terms of the Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs we incur in the conduct of certain regulatory and clinical research services we perform under the agreement. Because we are acting as the principal in carrying out these activities, any reimbursement payments received from Takeda will be recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations to match the costs that we incur during the period in which we perform those services. During the three month periods ended June 30, 2011 and 2010, we recorded $0.8 million and $1.0 million, respectively, of revenues associated with the reimbursement of certain out-of pocket regulatory and clinical supply costs. During the six month periods ended June 30, 2011 and 2010, we recorded $1.6 million and $1.0 million, respectively, of revenues associated with the reimbursement of out-of-pocket regulatory and clinical supply costs.

In May 2008, we entered into a Collaboration and Exclusive License Agreement with 3SBio for the development and commercialization of Feraheme as an IV iron replacement therapeutic agent in China. In consideration of the grant of the license, we received an upfront payment of $1.0 million, the recognition of which has been deferred and is being recognized under the proportional performance methodology as we supply Feraheme to 3SBio over the thirteen year initial term of the agreement. We did not record any revenues associated with our agreement with 3SBio during the three and six months ended June 30, 2011 or 2010, and we do not expect license fee revenues under this agreement to be significant during the remainder of 2011.

Costs and Expenses

Cost of Product Sales

Cost of product sales for the three and six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cost of Product Sales	$2,082	$1,884	$198	11%	$5,123	$2,894	$2,229	77%
Percentage of Net Product Sales	16%	12%			21%	10%

Our cost of product sales are primarily comprised of manufacturing costs associated with Feraheme. Our cost of product sales increased slightly during the three months ended June 30, 2011 as compared to the same period in 2010 as the result of a higher average per unit cost of Feraheme sold during 2011, primarily due to increased general production costs. The $2.2 million increase in our cost of product sales from the six months ended June 30, 2010 to the six months ended June 30, 2011 was primarily attributable to certain idle capacity costs at our Cambridge, Massachusetts manufacturing facility which resulted from reduced production activity caused by our alignment of production volumes with current and expected Feraheme sales.

We expect our cost of product sales as a percentage of net product sales to remain relatively consistent or increase slightly for the remainder of 2011 as compared to the first half of 2011.

Research and Development Expenses

Research and development expenses include external expenses, such as costs of clinical trials, contract research and development expenses, certain manufacturing research and development costs, consulting and professional fees and expenses, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of product needed to support research and development efforts, related costs of facilities, and other general costs related to research and development. Where possible, we track our external costs by major project. To the extent that external costs are not attributable to a specific project or activity, they are included in other external costs. Prior to the regulatory approval of our products, costs associated with manufacturing process development and the manufacture of drug product are recorded as research and development expenses. Subsequent to regulatory approval, costs associated with the manufacture of our products for commercial sale are capitalized and recorded as cost of product sales when sold.

Research and development expenses for the three and six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA regardless of the underlying cause	$7,679	$4,445	$3,234	73%	$13,415	$6,339	$7,076	>100%
Feraheme to treat IDA in CKD patients	2,142	3,294	(1,152)	-35%	4,641	5,283	(642)	-12%
Feraheme as a therapeutic agent, general	558	167	391	>100%	618	460	158	34%
Feraheme manufacturing process development and materials	1,522	346	1,176	>100%	1,944	1,983	(39)	-2%
Feraheme as an imaging agent	—	804	(804)	-100%	—	1,386	(1,386)	-100%
Other external costs	38	199	(161)	-81%	73	526	(453)	-86%
Total	$11,939	$9,255	$2,684	29%	$20,691	$15,977	$4,714	30%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	4,117	4,196	(79)	-2%	8,289	8,637	(348)	-4%
Equity-based compensation expense	639	1,333	(694)	-52%	1,281	2,538	(1,257)	-50%
Total	$4,756	$5,529	$(773)	-14%	$9,570	$11,175	$(1,605)	-14%

Total Research and Development Expenses	$16,695	$14,784	$1,911	13%	$30,261	$27,152	$3,109	11%

Total research and development expenses incurred in the three and six months ended June 30, 2011 increased by $1.9 million, or 13%, and $3.1 million, or 11%, respectively, as compared to the three and six months ended June 30, 2010. The $1.9 million and $3.1 million increases were primarily due to greater external research and development expenses resulting from increased clinical trial activity during 2011, partially offset by decreases in internal research and development expenses.

Our external research and development expenses increased by $2.7 million, or 29%, and $4.7 million, or 30%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increases in our external expenses were due primarily to costs incurred in connection with our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause, which was initiated in June 2010, costs incurred to prepare for certain of our pediatric studies, and costs associated with research and development for new manufacturing processes. These increases were partially offset by a reduction in costs associated with our global clinical program to support our MAA in Europe for the treatment of IDA in CKD patients, as well as certain costs incurred during the three and six months ended June 30, 2010 in connection with a clinical trial for Feraheme as a diagnostic agent for vascular-enhanced MRI, which was discontinued in mid-2010.

Our internal research and development expenses decreased by $0.8 million, or 14%, and $1.6 million, or 14%, for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010. The decrease in internal costs was primarily attributable to the reduction of equity-based and other compensation-related costs, principally due to our October 2010 restructuring plan, which resulted in a reduction of our overall workforce by greater than 60 positions.

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

•                  Feraheme to treat IDA in CKD patients. This project currently includes: (1) a fully enrolled post-approval clinical study evaluating Feraheme treatment compared to treatment with another IV iron to support our MAA submission; (2) two ongoing pediatric studies that are being conducted as part of our post-approval Pediatric Research Equity Act requirement to support pediatric CKD labeling of Feraheme; (3) two additional pediatric studies to be conducted in accordance with our approved Pediatric Investigation Plan to support our MAA submission; and (4) a multi-center clinical trial to be conducted to assess the safety and efficacy of repeat, episodic Feraheme administration for the treatment of persistent or recurrent IDA over a 12 month period.

Through June 30, 2011, we have incurred aggregate external research and development expenses of approximately $31.3 million related to our current program for the development of Feraheme to treat IDA regardless of the underlying cause. We currently estimate that the total remaining external costs associated with the efforts needed to complete this development project will be in the range of approximately $29.0 to $39.0 million, the majority of which will be incurred by the end of 2012. This represents a decrease of $5.0 million from our expected range at March 31, 2011 and primarily reflects actual expenses incurred during the three months ended June 30, 2011, offset primarily by increased estimated costs related to patient enrollment initiatives with respect to our Phase III clinical study evaluating Feraheme treatment compared to treatment with placebo.

Through June 30, 2011, we have incurred aggregate external research and development expenses of approximately $15.9 million related to our current program for the development of Feraheme to treat IDA in CKD patients. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $36.0 to $46.0 million over the next several years. This represents a decrease of $2.0 million from our expected range at March 31, 2011 and primarily reflects actual expenses incurred during the three months ended June 30, 2011.

We are also planning to conduct a post-marketing registry study in order to better understand the frequency and timing of adverse events following Feraheme administration in the CKD setting. However, until we complete our discussions with the FDA regarding the potential objectives and design of the proposed registry study, we cannot estimate the cost associated with this study.

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

Selling, general and administrative expenses for the three and six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Compensation, payroll taxes and benefits	$7,882	$9,909	$(2,027)	-20%	$16,290	$19,961	$(3,671)	-18%
Professional and consulting fees and other expenses	7,119	10,618	(3,499)	-33%	14,707	21,001	(6,294)	-30%
Equity-based compensation expense	1,825	3,477	(1,652)	-48%	5,463	6,498	(1,035)	-16%
Total	$16,826	$24,004	$(7,178)	-30%	$36,460	$47,460	$(11,000)	-23%

The $7.2 million, or 30%, and $11.0 million, or 23%, decreases in selling, general and administrative expenses for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 were primarily due to reduced costs related to field-based contract nurses, advertising and marketing materials, and certain other general marketing costs. In addition, compensation, payroll taxes and benefits decreased during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 primarily as a result of reduced headcount resulting from our October 2010 restructuring. At June 30, 2011, we had 150 employees in our selling, general and administrative departments as compared to 186 employees at June 30, 2010, a 19% decrease. The $1.7 million and $1.0 million decreases in equity-based compensation expense were due primarily to an increased forfeiture rate coupled with the reversal of expense associated with the resignation of our Chief Financial Officer in June 2011, partially offset by the expense associated with equity awards to new employees and additional equity awards to existing employees, including senior management and members of our Board of Directors.

We expect total selling, general and administrative expenses, other than costs related to our proposed merger with Allos, to remain consistent or slightly decrease for the remainder of 2011.

Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Interest and dividend income, net	$452	$404	$48	12%	$1,012	$875	$137	16%
(Losses) gains on investments, net	(209)	794	(1,003)	<(100)%	(208)	798	(1,006)	<(100)%
Fair value adjustment of settlement rights	—	(788)	788	-100%	—	(788)	788	-100%
Total	$243	$410	$(167)	-41%	$804	$885	$(81)	-9%

Other income for the three and six months ended June 30, 2011 was $0.2 million and $0.8 million, respectively, as compared to $0.4 million and $0.9 million for the three and six months ended June 30, 2010. During the three and six months ended June 30, 2011, we recorded net realized losses of approximately $0.2 million primarily attributable to our participation in a June 2011 purchase offer from the issuer of one of our auction rate securities, or ARS, holdings with a par value of $5.0 million which resulted in our receipt of proceeds of approximately $4.8 million and our recognition of a $0.2 million realized loss. During the three and six months ended June 30, 2010, we recognized both a realized gain of $0.8 million related to the redemption of our certain of our ARS subject to settlement rights and a corresponding realized loss of $0.8 million related to the exercise of the settlement rights.

We expect interest and dividend income to decrease slightly from current levels for the remainder of 2011 as a result of lower expected average cash balances due to our continued use of cash in operations.

Net Loss

For the reasons stated above, we incurred a net loss of $19.6 million and $41.9 million, or $0.92 and $1.98 per basic and diluted share, for the three and six months ended June 30, 2011 as compared to a net loss of $21.3 million and $44.4 million, or $1.01 and $2.16 per basic and diluted share, for the three and six months ended June 30, 2010.

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

•                  Our ability to maintain successful collaborations with our partners and/or to enter into additional alternative strategic relationships, if necessary, including our proposed merger with Allos; and

•                  Our ability to raise additional capital on terms and within a timeframe acceptable to us, if necessary.

As of June 30, 2011, our investments consisted primarily of corporate debt securities, U.S. treasury and government agency securities, commercial paper and ARS. We place our cash and investments in instruments that meet high credit quality and diversification standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer, excluding U.S. government entities, and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

Cash, cash equivalents and investments as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010	$ Change	% Change
Cash and cash equivalents	$79,956	$112,646	$(32,690)	-29%
Short-term investments	159,237	147,619	11,618	8%
Long-term investments	25,079	33,597	(8,518)	-25%
Total	$264,272	$293,862	$(29,590)	-10%

The $29.6 million decrease in cash, cash equivalents and investments as of June 30, 2011 from December 31, 2010 was primarily due to cash used in operations partially offset by cash received from Feraheme sales and interest income.

We expect that during the remainder of 2011 our cash balance will decline as we continue to invest in the development and commercialization of Feraheme. We believe that our cash, cash equivalents, and short-term investments as of June 30, 2011 and the cash we currently expect to receive from sales of Feraheme and earnings on our investments will be sufficient to satisfy our cash flow needs for at least the next twelve months, including projected operating expenses related to our ongoing development and commercialization programs for Feraheme.

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

As of June 30, 2011, we held a total of $25.1 million in fair market value of ARS, reflecting a reduction in value of approximately $3.9 million from the par value of these securities of approximately $29.0 million. As of June 30, 2011, all of our ARS were municipal bonds with an auction reset feature and were classified as available-for-sale. The majority of our ARS portfolio was rated AAA as of June 30, 2011 by at least one of the major securities rating agencies and was primarily collateralized by student loans substantially guaranteed by the U.S. government under the

Federal Family Education Loan Program. As of June 30, 2011, all of our ARS continue to pay interest according to their stated terms.

The ongoing uncertainty in the global financial markets has had an adverse impact on financial market activities world-wide, resulting in, among other things, volatility in security prices, periodic diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Although we invest our excess cash in investment grade securities, there can be no assurance that changing circumstances will not affect our future financial position, results of operations or liquidity.

Cash flows from operating activities

During the six months ended June 30, 2011, our use of $29.9 million of cash in operations was attributable principally to our net loss of approximately $41.9 million, adjusted for the following:

•                  Non-cash operating items of $10.1 million, including equity-based compensation expense, depreciation, amortization, and other non-cash items;

•                  A decrease of $3.4 million in prepaid assets and inventories;

•                  An increase of $1.4 million in accounts payable and accrued expenses; and

•                  Changes in deferred revenues and other operating assets and liabilities of $2.9 million, which reflect timing differences between the receipt and payment of cash associated with certain transactions and the recognition of such amounts in our results of operations.

Our net loss of $41.9 million for the six months ended June 30, 2011 was primarily the result of commercialization expenses, including marketing and promotion costs, compensation and other expenses, research and development costs, including costs associated with clinical trials, and general and administrative costs, partially offset by net product sales and collaboration revenues.

Cash flows from investing activities

Cash used in investing activities was $3.1 million during the six months ended June 30, 2011 and was primarily attributable to net purchases of investments partially offset by proceeds from the sales and maturities of our investments.

Business Development Activities

On July 19, 2011, we entered into a definitive merger agreement with Allos, pursuant to which our wholly-owned subsidiary will merge with and into Allos in a strategic business combination transaction, with Allos continuing as the surviving corporation and as our wholly-owned subsidiary.

The terms of the merger agreement provide that each share of Allos common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.1282 shares of our common stock. In addition, all Allos restricted stock units and options to purchase Allos common stock outstanding at the effective time of the merger will be exchanged for restricted stock units and options to purchase our common stock at the 0.1282 exchange ratio. Following the consummation of the merger, our stockholders will own approximately 61% of the combined company and Allos’ stockholders will own approximately 39% of the combined company. We expect to incur between $35.0 million and $38.0 million of one-time costs in connection with the transaction. The merger agreement contains certain termination rights for us and Allos applicable upon the occurrence of certain events specified in the merger agreement. The merger agreement provides that, in the event of its termination under specified circumstances, Allos must pay us, or we must pay Allos, as applicable, a termination fee of $9.0 million or $14.0 million, respectively.

The transaction is subject to customary closing conditions, including approval of the merger by Allos’ stockholders, approval of the shares to be issued in the merger by our stockholders and the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We and Allos will each call a special meeting of our respective stockholders to vote to approve the transaction. We expect the transaction to be completed by the end of 2011.

See our Current Reports on Form 8-K dated July 19, 2011 filed with the Securities and Exchange Commission for more information on this transaction.

Contractual Obligations

Other than our entry into a definitive merger agreement with Allos, as described above, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Impact of Recently Issued and Proposed Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, Presentation of Comprehensive Income, or ASU 2011-05. ASU 2011-05 updates existing guidance to amend the presentation of comprehensive income. Under ASU 2011-05, entities are required to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and other comprehensive income. Under both alternatives, companies will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the single continuous statement approach, the guidance requires the entity to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the income statement will be followed immediately by the statement of other comprehensive income, which will include the amount for total comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this ASU to have an impact on our condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. This ASU updates existing guidance to amend fair value measurements and related disclosures. ASU 2011-04 relates to a major convergence project of the FASB and the International Accounting Standards Board, or IASB, to improve International Financial Reporting Standards, or IFRS, and U.S. GAAP. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The ASU also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this ASU to have an impact on our condensed consolidated financial statements.

In December 2010, the FASB, issued ASU No. 2010-027, Fees Paid to the Federal Government by Pharmaceutical Manufacturers, or ASU 2010-027. ASU 2010-027 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the Health Care Reform Act enacted in the U.S. in March 2010. Under this new accounting standard, the annual fee is presented as a component of operating expenses and recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective, which for us is fiscal 2011. The total amount of the annual fee to be recorded in our 2011 operating expenses is insignificant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2011, our short- and long-term investments equaled $184.3 million and were invested primarily in corporate debt securities, U.S. treasury and government agency securities, commercial paper and ARS. These investments are subject to interest rate risk and will fall in value if market interest rates increase. However, even if market interest rates for comparable investments were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at June 30, 2011, this would have resulted in a hypothetical decline in fair value of our investments, excluding ARS, which are described below, of approximately $0.8 million.

At June 30, 2011, we held a total of $25.1 million in fair market value of ARS, reflecting an impairment of approximately $3.9 million compared to the par value of these securities of approximately $29.0 million. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. As a result of the lack of observable ARS market activity since that time, we use a discounted cash flow analysis to value these securities as opposed to valuing them at par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. Based upon this methodology, we have estimated the fair value of our ARS that we do not intend to sell to be $25.1 million at June 30, 2011 and have recorded the $3.9 million decline in value as an unrealized loss related to our ARS to accumulated other comprehensive loss as of June 30, 2011.

We believe there are several significant assumptions that are utilized in our ARS valuation analysis, the two most critical of which are the discount rate and the average expected term. Holding all other factors constant, if we were to increase the discount rate utilized in our ARS valuation analysis by 50 basis points, or one-half of a percentage point, this change would have the effect of reducing the fair value of our ARS by approximately $0.5 million as of June 30, 2011. Similarly, holding all other factors constant, if we were to increase the average expected term utilized in our fair value calculation by one year, this change would have the effect of reducing the fair value of our ARS by approximately $0.7 million as of June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Between July 21, 2011 and July 27, 2011, seven putative class action lawsuits were filed against us, Allos Therapeutics, Inc., or Allos, Alamo Acquisition Sub, Inc., or Merger Sub, and members of the board of directors of Allos arising out of the merger between us and Allos. Two lawsuits were filed in the United States District Court for the District of Colorado on July 21, 2011 and July 22, 2011 (entitled James Radmore and John Salem v. Allos Therapeutics, Inc., et al. and A.E. Everage Jr. v. Allos Therapeutics, Inc., et al.); two lawsuits were filed on July 26, 2011 and July 27, 2011 in the Court of Chancery of the State of Delaware (entitled Hoyan Lam v. Allos Therapeutics, Inc., et al. and Denis Mulligan v. Paul Berns, et al.); two lawsuits were filed in Jefferson County District Court for the State of Colorado on July 26, 2011 (entitled Rupert Nunn v. Paul Berns, et al. and Lyla Stevens, et al. v. Stephen J. Hoffman, et al.) and one lawsuit was filed on July 27, 2011 in Jefferson County District Court for the State of Colorado (entitled John Hannon and Ed Fisher v. Allos Therapeutics, Inc., et al.). The Delaware plaintiffs have asked the Court of Chancery to consolidate their two actions into one case entitled In re Allos Therapeutics, Inc Shareholders Litigation. These lawsuits generally allege that the members of the board of directors of Allos breached their fiduciary duties of loyalty, care, independence, good faith and fair dealing to Allos’s stockholders by entering into the merger agreement because they, among other things, (i) failed to maximize stockholder value; (ii) used a process that was unfair and inadequate and tailored to better their own interests at the expense of Allos’s public stockholders; (iii) failed to implement a bidding mechanism to foster a fair auction or took steps to avoid competitive bidding; and (iv) agreed to preclusive deal-protection terms. These lawsuits also allege that we, Allos and Merger Sub aided and abetted the board of directors of Allos in breaching their fiduciary duties. Plaintiffs seek to stop or delay the acquisition of Allos by us, or rescission of the Merger in the event it is consummated, and seek monetary damages in an unspecified amount to be determined at trial. We believe the allegations in these lawsuits are without merit and we intend to defend against them vigorously.

On October 29, 2010, the United States Attorney’s Office for the District of Massachusetts issued a Civil Investigative Demand, or CID, pursuant to the False Claims Act, 31 U.S.C. §§ 3729-3733, examining allegations that we caused the submission of false claims to Federal health care programs. The CID required the delivery of documents and the testimony of two current and one former employee of ours. We fully cooperated with the Department of Justice. On February 17, 2011, we were informed by the Department of Justice that it had closed its investigation and that we did not need to further respond to the CID. As the government’s investigation was conducted in connection with a sealed qui tam complaint filed in the District Court of Massachusetts, the United States filed a declination of intervention as well as a request that the plaintiff-relator’s qui tam complaint be unsealed, which the Court granted on February 22, 2011. The qui tam complaint, which lists us and Liberty Dialysis, LLC as defendants, alleges that we violated the False Claims Act and similar statutes in 28 states through improperly marketing Feraheme for off-label use. The plaintiff-relator seeks treble damages in an unspecified amount. The complaint was never served on us and the time allotted for service by the Federal Rules of Civil Procedure has elapsed.

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint filed on December 17, 2010 alleges that we and our President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our President and Chief Executive Officer and former Executive Vice President and Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. The Court has not set a trial date for this matter. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously.

In February 2010, we submitted to FINRA Dispute Resolution, Inc. an arbitration claim against our broker-dealer, Jefferies & Company, Inc., or Jefferies, and two former Jefferies employees, Anthony J. Russo, and Robert A. D’Addario, who managed our cash account with Jefferies. We allege that Jefferies, Russo and D’Addario wrongfully marketed and sold a balance of $54.1 million in unsuitable auction rate securities, or ARS, to us from September 2007 through January 2008. We further allege that Jefferies, Russo and D’Addario misrepresented or omitted material facts concerning the nature and risks of ARS, which were inconsistent with our investment objectives to maintain liquidity and flexibility in our portfolio. We primarily seek damages from Jefferies, Russo and D’Addario in an amount equal to the total adjusted par value of the ARS that Jefferies, Russo and D’Addario wrongfully marketed and sold to us, plus interest.

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

We intend to continue to dedicate significant resources to our Feraheme development efforts; however, we may not be successful in our efforts to expand the Feraheme package insert to include additional indications or obtain marketing approval for Feraheme in additional geographies. Although we have commenced additional clinical trials for Feraheme in indications other than chronic kidney disease, or CKD, we are not currently conducting or sponsoring research to expand our product development pipeline beyond Feraheme and therefore our revenues and operations will not be as diversified as some of our competitors which have multiple products or product candidates. Any failure by us to gain approval for Feraheme in additional indications, gain approval for Feraheme in new geographies, or acquire, develop and commercialize additional products and product candidates, could limit long-term shareholder value and adversely affect the future prospects of our business.

We have a history of net losses, and we may not be able to generate sufficient revenues to achieve and maintain profitability in the future.

We have a history of significant operating losses, and we may not be profitable in the future, and if we do attain profitability, such profitability may not be sustainable. In the past, we have financed our operations primarily from the sale of our equity securities, cash generated by our investing activities, and payments from our strategic partners. As of June 30, 2011, we had an accumulated deficit of approximately $404.7 million. Our losses were primarily the result of costs incurred in research and development, including costs associated with our Feraheme and other development programs, costs associated with maintaining our sales and marketing infrastructure, and other selling, general and administrative costs. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an intravenous, or IV, iron replacement therapeutic for use in CKD patients in the U.S., to further develop Feraheme for the treatment of iron deficiency anemia, or IDA, in a broad range of patients and to obtain regulatory approval for Feraheme in countries outside of the U.S. As a result, we will need to generate sufficient revenues in future periods to achieve and maintain profitability. We anticipate that the vast majority of any revenue we generate in the near future will be from sales of Feraheme as an IV iron replacement therapeutic agent for use in CKD patients in the U.S. We have never independently marketed or sold any products prior to Feraheme, and we may not be successful in marketing or selling Feraheme. If we are not successful in marketing and selling Feraheme, if revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our business, results of operations and financial condition could be materially adversely affected. In addition, if we are unable to achieve, maintain or increase profitability on a quarterly or annual basis, the market price of our common stock may decline.

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

For example, in November 2010, following discussions with the FDA, we revised the Feraheme package insert to include bolded warnings and precautions that describe events that have been reported after Feraheme administration in the post-marketing environment, including life-threatening hypersensitivity reactions and clinically significant hypotension. We also directly alerted healthcare providers of the changes to the Feraheme package insert. During June 2011, we made further changes to the Feraheme package insert based on additional post-marketing data. These or any future changes to the Feraheme package insert could adversely impact our ability to successfully compete in the IV iron market and potential sales of Feraheme and our future business prospects. In addition, as more data become available and an increased number of patients are treated with Feraheme, we may be required to make further changes to the Feraheme package insert, including the inclusion of a boxed warning, directly alert healthcare providers of new safety information, narrow our approved indications, alter or terminate current or planned trials for additional uses of Feraheme, or even remove Feraheme from the market.

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

•                  The actual or perceived convenience and ease of administration of Feraheme as compared to alternative iron replacement therapeutic agents; and

•                  The effectiveness of our sales and marketing organization and our distribution network.

We are approved to market and sell Feraheme for use in both dialysis and non-dialysis adult CKD patients. However, sales in the dialysis market have recently declined significantly due, in large part, to implementation of the prospective payment system for ESRD drugs like Feraheme. Accordingly, we expect sales of Feraheme in the dialysis market to represent a very small portion of our total sales going forward. As a result, unless we capture a significant share of the non-dialysis CKD market, potential Feraheme sales, our potential profitability and our future business prospects will be materially adversely impacted.

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

Feraheme competes with several other IV iron replacement therapies in the U.S., including Venofer®, which is marketed in the U.S. by Fresenius Medical Care North America and American Regent Laboratories, Inc., or American Regent, a subsidiary of Luitpold Pharmaceuticals, Inc., Ferrlecit®, which is marketed by Sanofi-Aventis U.S. LLC, Nulecit™, a generic version of Ferrlecit®, which is marketed by Watson Pharmaceuticals, Inc., or Watson, INFeD®, an iron dextran product marketed by Watson, and Dexferrum®, an iron dextran product marketed by American Regent. Feraheme may not receive the same level of market acceptance as these competing iron replacement therapy products, especially since most of these products have been on the market longer and are currently widely used by physicians. We may not be able to convince physicians and other healthcare providers or payers to switch from using the other IV iron therapeutic products to Feraheme. The iron replacement therapy market is highly sensitive to several factors including, but not limited to, the actual and perceived safety profile of the available products, the ability to obtain appropriate insurance coverage, coding and reimbursement, price competitiveness, and product characteristics such as convenience of administration and dosing regimens. To date, we have not completed any head-to-head clinical studies comparing Feraheme to other IV iron replacement products.

The market opportunity for Feraheme could also be negatively affected by approved generic IV iron replacement therapy products that achieve commercial success. For example, in 2011, Watson launched a generic version of Ferrlecit® known as Nulecit ™ (sodium ferric gluconate complex in sucrose injection). Nulecit™ is approved for the treatment of IDA in adult patients and in pediatric patients age six years and older undergoing chronic hemodialysis who are receiving supplemental epoetin therapy. Companies that manufacture generic products typically invest far less resources in research and development than the manufacturers of branded products and can therefore price their products significantly lower than those already on the market. It remains unclear what effect Nulecit™ or any future generic IV iron replacement therapy product will have on our business or results of operations.

In addition to the foregoing currently marketed products, there are several iron replacement therapy products in various stages of clinical and commercial development in the U.S. and abroad, including Monofer® (iron isomaltoside 1000), an injectable iron preparation, which is currently approved in 22 European countries for the treatment of IDA, Injectafer®, which is known as Ferinject® in Europe and is approved for marketing in 30 countries in Europe as well as in South Korea, Argentina, Russia, Australia and Lebanon. If either of these product candidates are approved for marketing and sale in the U.S., our efforts to market and sell Feraheme in the U.S. and our ability to generate additional revenues and achieve profitability could be adversely affected.

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

We are currently conducting clinical trials to support our global registrational program to assess Feraheme for the treatment of IDA in a broad range of patients. Before obtaining regulatory approval in the U.S. for the commercial marketing and sale of Feraheme for the broad IDA indication, we must demonstrate through extensive human clinical trials that Feraheme is safe and efficacious for use in this broader patient population. Conducting clinical trials is a complex, time-consuming and expensive process that requires adherence to a wide range of regulatory requirements. The FDA has substantial discretion in the approval process and may decide that the results of our clinical trials are insufficient for approval or that Feraheme is not effective or safe in indications other than CKD. Clinical and other data is often susceptible to varying interpretations, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. There is no guarantee that we will be successful in completing any clinical trials for the treatment of IDA in a broad range of patients in a timely manner or that, if completed, the results of such clinical trials will demonstrate Feraheme to be safe and effective in such patient population.

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

In order for Takeda Pharmaceutical Company Limited, or Takeda, 3SBio Inc., or us to market and sell Feraheme in any country outside of the U.S. for any indication, it will be necessary to obtain regulatory approval from the appropriate regulatory authorities, which approval must include approval of our proposed manufacturing processes and facilities. The requirements and timing for regulatory approval vary widely from country to country and may in some cases be different than or more rigorous than requirements in the U.S. For example, in January 2011, we received a Notice of Non-Compliance from the Therapeutic Products Directorate of Health Canada, or, Health Canada, which contained concerns focused mainly on chemistry, manufacturing, and control and preclinical toxicology issues. Health Canada requested, among other things, additional information on polyglucose sorbitol carboxymethylether, or PSC, a material used in the manufacture of Feraheme, including information related to pre-clinical safety of PSC and the manufacturing processes and controls related to the incorporation of PSC. We may not be able to adequately address all of the concerns raised in the Notice of Non-Compliance in a timely manner, which could delay or prevent approval of Feraheme in Canada. In addition, our June 2010 Marketing Authorization Application submitted to the European Medicines Agency, or EMA, for the approval of Feraheme for the treatment of IDA in CKD patients, is largely supported by data from the clinical trials we conducted to support our U.S. NDA filing for the approval of Feraheme for the treatment of IDA in CKD patients. The EMA may require us to perform additional studies or provide additional data in order to obtain regulatory approval for any indication in the European Union, or EU. In addition, any adverse regulatory action taken by the FDA with respect to Feraheme in the U.S. may affect the regulatory requirements or decisions made by certain foreign regulatory bodies with regard to the regulatory approval of Feraheme outside of the U.S.

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

In addition, we have and we plan to continue to contract with certain third-parties to provide certain services, including site selection, enrollment, monitoring and data management services, in connection with the conduct of our clinical trials. Although we depend heavily on these parties, we do not control them and, therefore, we cannot be assured that these third-parties will adequately perform all of their contractual obligations to us. If our third-party service providers cannot adequately fulfill their obligations to us in a timely manner and on a satisfactory basis or if the quality and accuracy of our clinical trial data is compromised due to failure to adhere to our protocols or regulatory requirements or if such third-parties otherwise fail to adequately discharge their responsibilities or meet deadlines, our development plans both in the U.S. and outside of the U.S. may be delayed or terminated, which would adversely impact our ability to generate revenues from Feraheme sales in additional indications and/or outside of the U.S. Further, in order to increase the number of patients available for enrollment in our clinical trials and to support foreign regulatory approval of Feraheme, we are conducting trials in geographies outside the U.S. We have no experience conducting clinical trials outside the U.S., and, therefore, we are largely relying on third-parties such as clinical research organizations to manage, monitor and carry out these clinical trials outside of the U.S.

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

In addition, Takeda has the right to terminate the Takeda Agreement under certain conditions. If Takeda terminates the agreement, we would be required to either enter into alternative arrangements with third parties to commercialize Feraheme in the Licensed Territory, which we may be unable to do, or to increase our internal infrastructure, both of which would likely result in significant additional expense and delay or termination of our Feraheme clinical development programs outside of the U.S.

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

•                  The magnitude of costs incurred in connection with business development activities, including our proposed merger with Allos Therapeutics, Inc. ,or Allos;

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

Our results of operations, including, in particular, product sales revenues, may vary from period to period due to a variety of factors, including the buying patterns of our wholesalers and distributors, which vary from quarter to quarter. In the event wholesalers and distributors with whom we do business determine to limit their purchases of Feraheme, sales of Feraheme could be adversely affected. For example, in advance of an anticipated price increase or a reduction in expected rebates or discounts, customers may order Feraheme in larger than normal quantities which could cause sales of Feraheme to be lower in subsequent quarters than they would have been otherwise. Further, any changes in purchasing patterns, inventory levels, increases in returns of Feraheme, delays in purchasing products or delays in payment for products by one of our distributors could also have a negative impact on our revenue and results of operations.

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

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $13.75 and $34.15 in the fifty-two week period through July 29, 2011. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, many of which are beyond our control, may have a significant impact on the market price of our common stock. Factors which may affect the market price of our common stock include, among others:

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

•                  Significant collaboration, acquisition, joint venture or similar agreements by us or our competitors, including our proposed merger with Allos;

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

We have expended and will continue to expend substantial funds to successfully commercialize and develop Feraheme. Our long-term capital requirements will depend on many factors, including, but not limited to:

•                  The magnitude of Feraheme sales;

•                  Our ability to obtain regulatory approval for the broad IDA indication in the U.S. and our ability to obtain regulatory approval for Feraheme outside the U.S.;

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

•                  Our ability to maintain successful collaborations with our partners and/or to enter into additional alternative strategic relationships, if necessary; including our proposed merger with Allos and

•                  Our ability to raise additional capital on terms and within a timeframe acceptable to us, if necessary.

We estimate that our cash resources as of June 30, 2011, combined with cash we currently expect to receive from sales of Feraheme and from earnings on our investments, will be sufficient to finance our currently planned operations for at least the next twelve months. Thereafter, we may require additional funds or need to establish additional alternative strategic arrangements to execute our business plans. We may seek needed funding through additional arrangements with collaborative partners or through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.

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

As of June 30, 2011, we had $80.0 million in cash and cash equivalents, $159.2 million in short-term investments, and $25.1 million in long-term investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may continue to be exacerbated by the U.S. and global financial crisis which has been occurring over the past several years. The ongoing disruptions in the credit and financial markets have negatively affected many industries, including those in which we invest, and we may realize losses in the fair value of certain of our investments or a complete loss of these investments, which would have an adverse effect on our results of operations, liquidity and financial condition.

As of June 30, 2011, we held a total of $25.1 million in fair market value of ARS reflecting a reduction in value of approximately $3.9 million from the par value of these securities of approximately $29.0 million. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. Since that time, the continued uncertainty in the credit markets has caused almost all additional auctions with respect to our ARS to fail and prevented us from liquidating certain of our holdings of ARS because the amount of these securities submitted for sale has exceeded the amount of purchase orders for these securities. These auctions may continue to fail indefinitely, and there could be a further decline in value of these securities or any other securities, which may ultimately be deemed to be other-than-temporary. In the future, should we determine that these declines in value of ARS are other-than-temporary, we will recognize the credit-related portion of the loss to our condensed consolidated statement of operations, which could be material. In addition, failed auctions will adversely impact the liquidity of our investments.

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

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of the sale of shares of our common stock in our January 2010 public offering, the issuance of shares of our common stock in connection with our proposed merger with Allos, or other past or future transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. An ownership change could limit our ability to utilize our net operating loss and tax credit carryforwards for taxable years including or following such “ownership change.” It is possible that the issuance of shares of our common stock in our January 2010 public offering, together with certain other transactions involving our common stock within the testing period, will result in an ownership change. Even if the issuance of our common stock in our January 2010 offering does not result in an ownership change, this offering would significantly increase the likelihood that there would be an ownership change in the future (which ownership change could occur as a result of transactions involving our common stock that are outside of our control, such as sales by existing stockholders). Limitations imposed on the ability to use net operating losses and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than we have estimated would otherwise be required if such limitations were not in effect and could cause such net operating losses and tax credits to expire unused, in each case reducing or eliminating the benefit of such net operating losses and tax credits and potentially adversely affecting our financial position. Similar rules and limitations may apply for state income tax purposes.

Additionally, if the merger is completed, we will be deemed to have undergone an “ownership change” for purposes of Section 382 of the Code. Accordingly, the combined company’s ability to utilize our and Allos’s net operating loss carryforwards will be substantially limited. These limitations could in turn result in increased future tax payments for the combined company, which could have a material adverse effect on the business, financial condition or results of operations of the combined company.

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

We are subject to ongoing regulatory obligations and oversight of Feraheme, and any failure by us to maintain compliance with applicable regulations may result in several adverse consequences including the suspension of the manufacturing, marketing and sale of Feraheme, the incurrence of significant additional expense, and other limitations on our ability to commercialize Feraheme.

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

For example, in October 2010, we received a Warning Letter from the Division of Drug Marketing, Advertising, and Communications, or DDMAC, alleging violations of certain FDA regulations with respect to the GastroMARK and Feraheme pages of our corporate web site. In addition, in February 2011 we received an Untitled Letter from DDMAC alleging that one of our marketing pieces misbranded the drug in violation of certain FDA regulations. Although we have addressed the concerns raised in the Warning Letter and the Untitled Letter, there is no guarantee that we will not receive additional warning or untitled letters in the future. Any of the above sanctions could have a material adverse impact on our ability to generate revenues and to achieve profitability and cause us to incur significant additional expenses.

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

An adverse determination, if any, in the securities class action lawsuit against us, the class action lawsuits filed against us and Allos in connection with our proposed merger, or any other future lawsuits in which we are a defendant, could have a material adverse affect on us.

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, alleging that we and our President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer, our Board of Directors, or Board, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. An adverse determination in this securities class action lawsuit could have a material adverse affect on us.

In addition, between July 21, 2011 and July 27, 2011, seven putative class action lawsuits were filed against us, Allos and members of the board of directors of Allos and Merger Sub, arising out of the merger between us and Allos, challenging the proposed merger and seeking, among other things, to stop or delay the acquisition of Allos by us, or rescission of the merger in the event it is consummated. One of the conditions to the completion of the merger is that no temporary restraining order, preliminary or permanent injunction or other order preventing the completion of the merger shall have been issued by any court of competent jurisdiction or other Governmental Body and be in effect. Consequently, if the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the merger pursuant to the terms of the Merger Agreement, such an injunction may prevent the completion of the merger in the expected timeframe or altogether.Whether or not the plaintiff’s claims in these class action lawsuits are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

We may also be the target of similar litigation in the future. Any future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance, however, if any costs or expenses associated with this or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.

The administration of our products to humans, whether in clinical trials or after approved commercial use, may expose us to liability claims, whether or not our products are actually at fault for causing an injury. As Feraheme is used over longer periods of time by a wider group of patients taking numerous other medicines or by patients with additional underlying health problems, the likelihood of adverse drug reactions or unintended side effects, including death, may increase. Although we maintain product liability insurance coverage for claims arising from the use of our products in clinical trials and commercial use, coverage is expensive, and we may not be able to maintain sufficient insurance at a reasonable cost, if at all. Product liability claims, whether or not they have merit, could also decrease demand for Feraheme, subject us to product recalls or harm our reputation, cause us to incur substantial costs, and divert management’s time and attention.

Our shareholder rights plan, certain provisions in our charter and by-laws, certain contractual relationships and certain Delaware law provisions could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current members of our Board of Directors.

In 2009 we adopted a shareholder rights plan, the provisions of which are intended to deter a hostile takeover by making any proposed hostile acquisition of us more expensive and less desirable to a potential acquirer by enabling our stockholders (other than the potential hostile acquiror) to purchase significant amounts of additional shares of our common stock at dilutive prices. The rights issued pursuant to our shareholder rights plan become exercisable generally upon the earlier of 10 days after a person or group acquires 20% or more of our outstanding common stock or 10 business days after the announcement by a person or group of an intention to acquire 20% of our outstanding common stock via tender offer or similar transaction. The shareholder rights plan could delay or discourage transactions involving an actual or potential change in control of us or our management, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices.

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

Risk Factors Associated With Proposed Merger With Allos

The announcement and pendency of the proposed merger with Allos could have an adverse effect on our stock price, business, financial condition, results of operations or business prospects.

The announcement and pendency of the merger could disrupt our business in the following ways, among others:

•                  Our customers and other third-party business partners may delay or defer purchase decisions with regard to Feraheme or may seek to terminate and/or renegotiate their relationships with us as a result of the merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•                  The attention of our management may be directed toward the completion of the merger and related matters and may be diverted from our day-to-day business operations, including from other opportunities that might otherwise be beneficial to us; and

•                  Current and prospective employees may experience uncertainty regarding their future roles with the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on sales of Feraheme.

Should they occur, any of these matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Failure to complete the proposed merger with Allos could negatively impact our business, financial condition, results of operations or stock price.

Completion of the merger is conditioned upon us and Allos satisfying certain closing conditions, including adoption of the merger agreement by Allos’ stockholders and the approval of the shares to be issued in connection with the merger by our stockholders, as set forth in the merger agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived. If the merger is not be consummated for these or any other reasons, our ongoing business may be adversely affected and will be subject to a number of risks including:

•                  The risk that our pursuit of the merger could lead to our failure to pursue other beneficial opportunities as a result of the focus of our management on the merger;

•                  Under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger, which restrictions could adversely affect our ability to realize certain of our business strategies;

•               The market price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed;

•               We may experience negative reactions to the termination of the merger from customers, suppliers, strategic partners, investors or analysts;

•               We would not realize any of the anticipated benefits of having completed the merger;

•               We may be required to pay a termination fee of $14.0 million (or reimbursement of expenses of $2.0 million) to Allos if the merger agreement is terminated under certain circumstances; and

•                  Our expenses incurred related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed and may not, except in certain circumstances, be recovered from Allos.

In addition, any delay in the consummation of the merger or, any uncertainty about the consummation of the merger, may adversely affect our future business, growth, revenue and results of operations.

Several lawsuits have been filed against Allos, the members of its board of directors, certain of its executive officers, us and Merger Sub challenging the proposed merger with Allos, and an adverse judgment in any such lawsuit may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

Between July 21, 2011 and July 27, 2011, seven putative class action lawsuits were filed against us, Allos, Alamo Acquisition Sub., Inc., or Merger Sub, and members of the board of directors of Allos arising out of the merger between us and Allos, challenging the proposed merger and seeking, among other things, to stop or delay the acquisition of Allos by us, or rescission of the merger in the event it is consummated. One of the conditions to the completion of the merger is that no temporary restraining order, preliminary or permanent injunction or other order preventing the completion of the merger shall have been issued by any court of competent jurisdiction or other governmental body and be in effect. Consequently, if the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the merger pursuant to the terms of the merger agreement, such an injunction may prevent the completion of the merger in the expected timeframe or altogether.

Obtaining required governmental approvals necessary to satisfy the conditions to the completion of the proposed merger with Allos may delay or prevent completion of the merger.

The completion of the merger is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We and Allos intend to pursue all required approvals in accordance with the merger agreement. These approvals may impose conditions on or require divestitures relating to the operations or assets of ours or Allos and such conditions or divestitures may jeopardize or delay the completion of the merger or may reduce the anticipated benefits of the merger. Further, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or whether they will satisfy the terms of the merger agreement.

Our failure to successfully integrate Allos into our business within our expected timeframe would adversely affect the combined company’s future results and the market price of our common stock following the completion of the merger.

The success of the merger will depend, in large part, on sales of our products and our ability, as a combined company following the completion of the merger to realize the anticipated benefits, including annual net operating synergies and cost reductions from combining our business with Allos’ business. To realize these anticipated benefits, the combined company must successfully integrate our respective businesses. This integration will be complex and time-consuming.

The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the merger.

Potential difficulties that may be encountered in the integration process include the following:

•                  Lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•                  Complexities associated with managing the larger, more complex, combined business;

•                  Integrating personnel from the two companies while maintaining focus on providing consistent, high quality products;

•                  The loss of key employees;

•                  Potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger; and

•                  Performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

If any of these events were to occur, our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the merger could be adversely affected, or could reduce our earnings or otherwise adversely affect our business and financial results after the merger and, as a result, adversely affect the market price of our common stock.

The merger will result in changes to our Board that may affect the combined company’s operations.

If we complete the merger, the composition of our Board will change in accordance with the merger agreement. Following the completion of the merger, our Board will consist of nine members, including five of our current directors and four of the current directors of Allos. This new composition of the Board may affect our business strategy and operating decisions as a combined company upon completion of the merger.

The loss of key personnel could have a material adverse effect on the combined company’s business, financial condition or results of operations.

The success of the merger will depend in part on our ability to retain key employees of both companies. It is possible that these employees might decide not to remain with the combined company after the merger is completed. If these key employees terminate their employment, our sales, marketing or development activities might be adversely affected, management’s attention might be diverted from successfully integrating Allos’s operations to recruiting suitable replacements and our business, financial condition or results of operations could be adversely affected. In addition, we might not be able to locate suitable replacements for any such key employees who leave the us or offer employment to potential replacements on reasonable terms.

The success of the combined company will also depend on relationships with third parties and pre-existing customers of ours and Allos, which relationships may be affected by customer or third-party preferences or public attitudes about the merger. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition or results of operations.

The combined company’s success will be dependent on our ability to maintain and renew relationships with pre-existing customers, vendors and other third-parties of both us and Allos and our ability to establish new relationships. There can be no assurance that the business of the combined company will be able to maintain pre-existing contracts and other business relationships, or enter into or maintain new contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition or results of operations as a combined company.

In the event the merger is completed, we will incur significant expenses in connection with the integration of Allos.

In the event the merger is completed, we expect to incur significant expenses in connection with the integration of Allos, including integrating personnel, information technology systems, accounting systems, vendors and strategic partners of each company and implementing consistent standards, policies, and procedures, and may possibly be subject to material write downs in assets and charges to earnings, which are expected to include severance pay and other costs.

If Allos stockholders sell our common stock received in the merger, they could cause a decline in the market price of our common stock.

Our issuance of common stock in the merger will be registered with the SEC. As a result, those shares will be immediately available for resale in the public market. In addition, pursuant to the terms of a Stockholder’s Agreement we have entered into with Warburg Pincus Private Equity VIII, L.P., or Warburg Pincus, Allos’ largest stockholder, we have agreed to file a shelf registration statement within ten days after the closing of the merger, which registration statement would allow Warburg Pincus to freely sell approximately 3.3 million shares of our common stock it is expected to receive in the merger based on its holdings of Allos’ common stock as of the date of the merger agreement. In addition, the number of shares of our common stock to be issued to Allos’ stockholders, collectively, in connection with the merger and immediately available for resale will equal approximately 64% of the number of outstanding shares of our common stock currently in the public market. Allos stockholders may sell the stock they receive commencing immediately after the merger. If this occurs, or if other holders of our common stock sell significant amounts of our common stock immediately after the merger is completed, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the merger.

The market price of our common stock may decline as a result of the merger for a number of reasons including if:

•                  We do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated;

•                  The effect of the merger on our business and prospects is not consistent with the expectations of financial or biopharmaceutical industry analysts; or

•                  Investors react negatively to the effect of the merger on our business and prospects.

During the pendency of the merger, we may not be able to enter into certain business transactions with other parties because of restrictions in the merger agreement.

Covenants in the merger agreement impede our ability, pending completion of the merger, to make certain acquisitions or complete other transactions that are not, among other things, in the ordinary course of business. As a result, if the merger is not completed, we may be at a disadvantage to our competitors. These restrictions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $14.0 million to Allos if the merger agreement is terminated in specified circumstances. As a result, if the merger is not completed, we may be at a disadvantage to our competitors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases by us, or any affiliated purchaser, of our equity securities which are registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2011.

Item 6. Exhibits.

(a)                     List of Exhibits

Exhibit Number		Description

10.1	+	First Amendment to Commercial Outsourcing Services Agreement, dated April 14, 2011, by and between the Company and Integrated Commercialization Services, Inc.
31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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
Brian J.G. Pereira,
Chief Executive Officer and President

Date: August 5, 2011

AMAG PHARMACEUTICALS, INC.

By:	/s/ Frank E. Thomas
Frank E. Thomas,
Executive Vice President and Chief Financial
Officer

Date: August 5, 2011

EXHIBIT INDEX

Exhibit Number		Description

10.1	+	First Amendment to Commercial Outsourcing Services Agreement, dated April 14, 2011, by and between the Company and Integrated Commercialization Services, Inc.
31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+    Exhibits marked with a plus sign (“+”) are filed herewith.

++  Exhibits marked with a double plus sign (“++”) are furnished herewith.