Form 10-Q
period 2011-09-30
AMAG PHARMACEUTICALS INC.
filed 2011-11-08
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 2, 2011 there were 21,202,959 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$75,777	$112,646
Short-term investments	153,560	147,619
Accounts receivable, net	7,069	5,785
Inventories	15,577	16,344
Receivable from collaboration	192	441
Prepaid and other current assets	5,786	7,949
Total current assets	257,961	290,784
Property, plant and equipment, net	9,684	11,235
Long-term investments	21,631	33,597
Restricted cash	460	460
Total assets	$289,736	$336,076
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,601	$4,553
Accrued expenses	32,528	25,555
Deferred revenues	6,346	6,603
Total current liabilities	43,475	36,711
Long-term liabilities:
Deferred revenues	46,720	51,292
Other long-term liabilities	2,527	2,787
Total liabilities	92,722	90,790
Commitments and contingencies (Notes I & J)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 58,750,000 shares authorized; 21,202,959 and 21,137,428 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	212	211
Additional paid-in capital	623,635	614,942
Accumulated other comprehensive loss	(5,506)	(7,028)
Accumulated deficit	(421,327)	(362,839)
Total stockholders’ equity	197,014	245,286
Total liabilities and stockholders’ equity	$289,736	$336,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product sales, net	$15,802	$15,173	$39,905	$44,694
License fee and other collaboration revenues	1,707	1,684	6,322	4,213
Royalties	46	35	115	118
Total revenues	17,555	16,892	46,342	49,025
Costs and expenses:
Cost of product sales	2,669	2,274	7,792	5,168
Research and development expenses	14,894	14,031	45,155	41,183
Selling, general and administrative expenses	17,230	17,986	53,690	65,446
Total costs and expenses	34,793	34,291	106,637	111,797
Other income (expense):
Interest and dividend income, net	378	448	1,390	1,323
Gains (losses) on investments, net	14	(396)	(194)	402
Fair value adjustment of settlement rights	—	—	—	(788)
Total other income (expense)	392	52	1,196	937
Net loss before income taxes	(16,846)	(17,347)	(59,099)	(61,835)
Income tax benefit	215	351	611	462

Net loss	$(16,631)	$(16,996)	$(58,488)	$(61,373)

Net loss per share:
Basic and diluted	$(0.78)	$(0.81)	$(2.76)	$(2.96)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	21,194	21,085	21,169	20,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(16,631)	$(16,996)	$(58,488)	$(61,373)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period, net of tax	45	335	1,314	751
Reclassification adjustment for (gains) losses included in net loss	(2)	400	208	400
Net unrealized gains (losses) on securities	43	735	1,522	1,151
Total comprehensive loss	$(16,588)	$(16,261)	$(56,966)	$(60,222)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(58,488)	$(61,373)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,966	1,781
Non-cash equity-based compensation expense	8,798	10,736
Non-cash income tax benefit	(611)	(462)
Amortization of premium/discount on purchased securities	2,778	904
Fair value adjustment of settlement rights	—	788
Losses (gains) on investments, net	194	(402)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,284)	19,702
Inventories	2,094	(7,157)
Receivable from collaboration	249	(564)
Prepaid and other current assets	2,163	(2,221)
Accounts payable and accrued expenses	5,083	380
Deferred revenues	(4,829)	49,702
Other long-term liabilities	(260)	(219)
Total adjustments	16,341	72,968
Net cash (used in) provided by operating activities	(42,147)	11,595

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	99,096	110,285
Purchases of available-for-sale investments	(93,707)	(234,045)
Capital expenditures	(415)	(1,100)
Net cash provided by (used in) investing activities	4,974	(124,860)

Cash flows from financing activities:
Proceeds from the exercise of stock options	10	1,322
Proceeds from the issuance of common stock, net of underwriting discounts and other expenses	—	165,559
Proceeds from the issuance of common stock under ESPP	294	642
Net cash provided by financing activities	304	167,523

Net (decrease) increase in cash and cash equivalents	(36,869)	54,258
Cash and cash equivalents at beginning of the period	112,646	50,126
Cash and cash equivalents at end of the period	$75,777	$104,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

We are subject to risks common to companies in the pharmaceutical industry including, but not limited to, our sole dependence on the success of Feraheme, our potential inability to become profitable in the future, the potential development of significant safety or drug interaction problems with respect to Feraheme, competition in our industry, uncertainties regarding market acceptance of Feraheme, uncertainties related to patient insurance coverage, coding and third-party reimbursement for Feraheme, uncertainties related to the impact of current and future healthcare initiatives and legislation, our limited experience commercializing and distributing a pharmaceutical product, our reliance on our partners to commercialize Feraheme in certain territories outside of the U.S., our potential inability to operate our manufacturing facilities in compliance with current good manufacturing practices, our potential inability to obtain raw or other materials and manufacture sufficient quantities of Feraheme, the potential fluctuation of our operating results, potential differences between actual future results and the estimates or assumptions used by us in preparation of our condensed consolidated financial statements, the volatility of our stock price, our potential inability to obtain additional financing, if necessary, on acceptable terms, our potential inadvertent failure to comply with reporting and payment obligations under government pricing programs, our potential inadvertent failure to comply with the regulations of the FDA or other federal, state or foreign government agencies, uncertainty of the regulatory approval process for our broader Feraheme indication, for any indications outside of the U.S. or for potential alternative manufacturing facilities and processes, uncertainty of the results of our clinical trials, our dependence on key personnel, uncertainties related to the protection of proprietary technology, any adverse results from our recent corporate restructuring, potential product liability, potential legislative and regulatory changes, and potential costs and liabilities associated with pending or future litigation.

In July 2011, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Alamo Acquisition Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, or Merger Sub, and Allos Therapeutics, Inc., or Allos, which was amended in August 2011. In October 2011, pursuant to the terms of the Merger Agreement, we terminated the Merger Agreement and paid Allos an expense reimbursement amount equal to $2.0 million in connection with such termination, which will be recorded as an expense in our condensed consolidated statement of operations in the fourth quarter of 2011.

As a result of the termination of the Merger Agreement, certain voting agreements, dated as of July 19, 2011, by and between us and each of the then directors, other than Timothy P. Lynch, and certain executive officers of Allos, and Warburg Pincus Private Equity VIII, L.P., or Warburg Pincus, automatically terminated pursuant to their respective terms; and a stockholders agreement, dated as of July 19, 2011, by and between us and Warburg Pincus, also automatically terminated pursuant to its terms.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Alamo Acquisition Sub, Inc., AMAG Europe Limited, and AMAG Securities Corporation. Alamo Acquisition Sub, Inc. was incorporated in Delaware in July 2011. AMAG Europe Limited was incorporated in October 2009 in London, England. AMAG Securities Corporation is a Massachusetts corporation which was incorporated in August 2007. All intercompany account balances and transactions between the companies have been eliminated.

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

Current accounting guidance establishes a hierarchy used to categorize how fair value is measured and which is based on three levels of inputs, of which the first two are considered observable and the third unobservable, as follows:

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

We hold certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents and short- and long-term investments. The following tables represent the fair value hierarchy as of September 30, 2011 and December 31, 2010 for those assets that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$62,709	$62,709	$—	$—
Corporate debt securities	92,757	—	92,757	—
U.S. treasury and government agency securities	44,310	—	44,310	—
Commercial paper	12,993	—	12,993	—
Auction rate securities	25,131	—	—	25,131
	$237,900	$62,709	$150,060	$25,131

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$110,238	$110,238	$—	$—
Corporate debt securities	83,768	—	83,768	—
U.S. treasury and government agency securities	50,925	—	50,925	—
Foreign government securities	2,431	—	2,431	—
Commercial paper	10,495	—	10,495	—
Auction rate securities	33,597	—	—	33,597
	$291,454	$110,238	$147,619	$33,597

With the exception of our auction rate securities, or ARS, which are valued using Level 3 inputs, as discussed below, the fair value of our investments other than money market funds is primarily determined from independent pricing services which use Level 2 inputs to determine fair value. Independent pricing services normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analyses of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of either September 30, 2011 or December 31, 2010. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the nine months ended September 30, 2011.

We also analyze when the volume and level of activity for an asset or liability have significantly decreased and when circumstances indicate that a transaction may not be considered orderly. In order to determine whether the volume and level of activity for an asset or liability have significantly decreased, we assess current activity as compared to normal market activity for the asset or liability. We rely on many factors such as trading volume, trading frequency, the levels at which market participants indicate their willingness to buy and sell our securities, as reported by market participants, and current market conditions. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if there has been a significant decrease in the volume and level of activity for an asset, group of similar assets, or liabilities. Similarly, in order to identify transactions that are not orderly, we take into consideration the activity in the market which can influence the determination and occurrence of an orderly transaction. Also, we inquire as to whether there may have been restrictions on the marketing of the security to a single or limited number of participants. Where possible, we assess the financial condition of the seller to determine whether observed transactions may have been forced. If there is a significant disparity between the trading price for a security held by us as compared to the trading prices of similar recent transactions, we consider whether this disparity is an indicator of a disorderly trade. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if the evidence suggests that a transaction or group of similar transactions is not orderly. Based upon these procedures, we determined that market activity for our non-ARS assets appeared normal and that transactions did not appear disorderly as of September 30, 2011.

The following table provides a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands):

Nine Months Ended
September 30, 2011
Balance at beginning of period	$33,597
Transfers to Level 3	—
Total gains (losses) (realized or unrealized):
Included in earnings	(210)
Included in other comprehensive income (loss)	2,694
Purchases, issuances, sales, and settlements:	—
Purchases	—
Issuances	—
Sales	—
Settlements	(10,950)

Balance at end of period	$25,131

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—

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

•                                          The sales price charged is fixed or determinable; and

•                                          Collection is reasonably assured.

We record product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organization, or GPO, fees, and product returns as a reduction of revenue in our condensed consolidated statement of operations at the time product sales are recorded. Calculating these gross-to-net sales adjustments involves estimates and judgments based primarily on actual Feraheme sales data, forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others, and other market research. In addition, we also monitor our distribution channel to determine whether additional allowances or accruals are required based on inventory in our sales channel. An analysis of our product sales allowances and accruals for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Product sales allowances and accruals
Discounts and chargebacks	$3,601	$1,218
Government and other rebates	2,120	4,383
Medicaid rebate reserve adjustment	(3,026)	—
Returns	354	359
Total product sales allowances and accruals	$3,049	$5,960

Total gross product sales	$18,851	$21,133

Total product sales allowances and accruals as a percent of total gross product sales	16%	28%

	Nine Months Ended September 30,
	2011	2010
Product sales allowances and accruals
Discounts and chargebacks	$9,400	$3,035
Government and other rebates	6,897	11,917
Medicaid rebate reserve adjustment	(2,532)	—
Returns	1,022	936
Total product sales allowances and accruals	$14,787	$15,888

Total gross product sales	$54,692	$60,582

Total product sales allowances and accruals as a percent of total gross product sales	27%	26%

Product sales allowances and accruals are primarily comprised of both direct and indirect fees, discounts and rebates and provisions for estimated product returns. Direct fees, discounts and rebates are contractual fees and price adjustments payable to wholesalers, specialty distributors and other customers that purchase products directly from us. Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as certain physicians, clinics, hospitals, GPOs, and dialysis organizations that typically do not purchase products directly from us but rather from wholesalers and specialty distributors. In accordance with guidance related to accounting for fees and consideration given by a vendor to a customer (including a reseller of a vendor’s products), these fees, discounts and rebates are presumed to be a reduction of the selling price of Feraheme. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities and are recorded in the same period that the related revenue is recognized. We estimate product sales allowances and accruals using either historical, actual and/or other data, including estimated patient usage, applicable contractual rebate rates, contract performance by the benefit providers, other current contractual and statutory requirements, historical market data based upon experience of Feraheme and other products similar to Feraheme, specific known market events and trends such as competitive pricing and new product introductions and current and forecasted customer buying patterns and inventory levels, and the shelf life of Feraheme. As part of this evaluation, we also review changes to federal and other legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale.

As part of our sales allowances and accruals, we reserve for Medicaid rebates associated with instances where Medicaid will act as the insurer and for which we are required to pay a statutory rebate to Medicaid. During the three months ended September 30, 2011, we revised our estimated Medicaid utilization based on actual rebate claims received since the launch of Feraheme in July 2009, our expectations of state level activities, and estimated rebate claims not yet submitted, which resulted in a $3.0 million reduction of our estimated Medicaid rebate reserve related to Feraheme sales from 2009, 2010 and the first half of 2011. This change in estimate is reflected as an increase in our net product sales for the three months ended September 30, 2011 and resulted in a significant decline in our gross to net percentage for the three months ended September 30, 2011 as compared to the same period in 2010. The reduction of our estimated Medicaid rebate reserve had an impact of $0.14 per basic and diluted share for each of the three and nine months ended September 30, 2011.

If we determine in future periods that our actual rebate experience is not indicative of expected claims or if other factors affect estimated claims rates, we may be required to adjust our current Medicaid accumulated reserve estimate, which would affect our earnings in the period of the adjustment and could be significant.

License Fee and Other Collaboration Revenues

The terms of product development agreements entered into between us and our collaborative partners may include non-refundable license fees, payments based on the achievement of certain milestones and performance goals, reimbursement of certain out-of-pocket costs, payment for manufacturing services, and royalties on product sales. We recognize license fee and research and development revenue under collaborative arrangements over the term of the applicable agreements using a proportional performance model, if practical. Otherwise, we recognize such revenue on a straight-line basis. Under this model, revenue is generally recognized in an amount equal to the lesser of the amount due under the agreements or an amount based on the proportional performance to date. In cases where project costs or other performance metrics are not estimable but there is an established contract period, revenues are recognized on a straight-line basis over the term of the relevant agreement. In cases where we are reimbursed for certain research and development costs associated with our collaboration agreements and where we are acting as the principal in carrying out these services, any reimbursement payments are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations to match the costs that we incur during the period in which we perform those services. Nonrefundable payments and fees are recorded as deferred revenue upon receipt and may require deferral of revenue recognition to future periods.

Multiple Element Arrangements and Milestone Payments

We evaluate revenue from arrangements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in the accounting guidance related to revenue arrangements with multiple deliverables. This guidance provides that for unmodified agreements entered into prior to January 1, 2011, an element of a contract can be accounted for separately if the delivered elements have standalone value and the fair value of any undelivered elements is determinable. If an element is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, all elements of the arrangement are recognized as revenue as a single unit of accounting over the period of performance for such undelivered items or services.

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

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. As of September 30, 2011, our cash, cash equivalents and investments amounted to approximately $251.0 million. We currently invest our excess cash primarily in U.S. government and agency money market funds, and investments in corporate debt securities, U.S. treasury and government agency securities, commercial paper and ARS. As of September 30, 2011, we had approximately $62.7 million of our total $75.8 million cash and cash equivalents balance invested in institutional money market funds of which $48.2 million was invested in a single fund, which is collateralized solely by U.S. treasury and government agency securities.

Our operations are located solely within the U.S. We are focused principally on developing, manufacturing and commercializing Feraheme. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
AmerisourceBergen Drug Corporation	42%	36%
McKesson Corporation	20%	<10%
Takeda Pharmaceutical Company Limited	13%	<10%
Cardinal Health, Inc.	12%	<10%
Metro Medical Supply, Inc.	<10%	21%

Revenues from customers outside of the U.S. amounted to approximately 15% and less than 10% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively, and were principally related to collaboration revenue recognized in connection with our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, which is based in Japan.

C.               Investments

As of September 30, 2011 and December 31, 2010, the combined total of our short- and long-term investments equaled $175.2 million and $181.2 million, respectively, and consisted of securities classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in debt and equity securities.

The following is a summary of our short- and long-term investments as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$68,122	$68	$(91)	$68,099
Due in one to three years	24,619	105	(66)	24,658
U.S. treasury and government agency securities
Due in one year or less	21,291	66	—	21,357
Due in one to three years	22,682	271	—	22,953
Commercial paper
Due in one year or less	12,999	—	(6)	12,993
Auction rate securities
Due after five years	3,500	—	—	3,500
Total short-term investments	$153,213	$510	$(163)	$153,560

Long-term investments:
Auction rate securities
Due after five years	$25,100	$—	$(3,469)	$21,631
Total long-term investments	$25,100	$—	$(3,469)	$21,631

Total short and long-term investments	$178,313	$510	$(3,632)	$175,191

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$37,660	$65	$(12)	$37,713
Due in one to three years	45,883	197	(25)	46,055
U.S. treasury and government agency securities
Due in one year or less	22,554	39	(1)	22,592
Due in one to three years	28,103	235	(5)	28,333
Foreign government securities
Due in one year or less	2,431	—	—	2,431
Commercial paper
Due in one year or less	10,493	2	—	10,495
Total short-term investments	$147,124	$538	$(43)	$147,619

Long-term investments:
Auction rate securities
Due after five years	$39,550	$—	$(5,953)	$33,597
Total long-term investments	$39,550	$—	$(5,953)	$33,597

Total short and long-term investments	$186,674	$538	$(5,996)	$181,216

Auction Rate Securities

As of September 30, 2011, we held a total of $25.1 million in fair market value of ARS, reflecting a reduction of approximately $3.5 million from the par value of these securities of approximately $28.6 million. As of September 30, 2011, all of our ARS were municipal bonds with an auction reset feature and were classified as available-for-sale. The majority of our ARS portfolio was rated AAA as of September 30, 2011 by at least one of the major securities rating agencies and was primarily collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. As of September 30, 2011, all of our ARS continue to pay interest according to their stated terms.

In October 2011, one of our ARS investments with a par value of $3.5 million was redeemed by the issuer. In accordance with the terms of the offer, the issuer purchased the security from us at par value, which was paid to us in October 2011. As a result of this October 2011 ARS redemption, we have reclassified this security to short-term investments in our condensed consolidated balance sheet as of September 30, 2011.

In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions since that time. As a result of the lack of significant observable ARS market activity since February 2008, we use a discounted cash flow methodology to value these securities as opposed to valuing them at their par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. In addition, for all available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. In the event that we intend to sell a security, or may be required to do so, the decline in fair value of the security would be deemed to be other-than-temporary and the full amount of the unrealized loss would be recorded in our condensed consolidated statement of operations as an impairment loss. Regardless of our intent to sell a security, we perform additional analyses on all securities with unrealized losses to evaluate whether there could be a credit loss associated with the security. Based on the methodology and the analysis above, we have estimated the fair value of our ARS to be $25.1 million and have recorded the $3.5 million decline in value as an unrealized loss to accumulated other comprehensive loss as of September 30, 2011.

Due to our belief that the market for ARS will likely take in excess of twelve months to fully recover, with the exception of the security which we tendered for repurchase as described above, we have classified our portfolio of ARS as long-term investments in our condensed consolidated balance sheet as of September 30, 2011. We believe that the impairment related to our ARS is primarily attributable to the lack of liquidity of these investments, coupled with the ongoing uncertainty in the credit and capital markets, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. For all of our ARS, the underlying maturity date is in excess of one year, and the majority have final maturity dates which occur approximately 25 to 35 years in the future. We believe we will ultimately be able to liquidate our investments in ARS without significant loss prior to their maturity dates primarily due to the collateral securing most of our ARS. However, it could take until final maturity of the ARS to realize our investments’ par value. As a result, we believe the decline in value of our ARS is a temporary impairment and similarly, any future fluctuation in fair value related to our ARS that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future unrealized loss is other-than-temporary, we will record a charge to our condensed consolidated statement of operations. In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity, a buyer is found outside the auction process, or the securities mature. In addition, as part of our determination of the fair value of our investments, we consider credit ratings provided by independent investment rating agencies as of the valuation date. These ratings are subject to change, and we may be required to adjust our future valuation of these ARS which may adversely affect the value of these investments. Based upon the various analyses described above, we did not recognize any unrealized credit losses related to our securities during the three and nine months ended September 30, 2011.

Impairments and Unrealized Gains and Losses on Investments

The following is a summary of the fair value of our investments with unrealized losses that are deemed to be temporarily impaired and their respective gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$45,400	$(156)	$1,540	$(1)	$46,940	$(157)
Commercial paper	12,993	(6)	—	—	12,993	(6)
Auction rate securities	—	—	25,131	(3,469)	25,131	(3,469)
	$58,393	$(162)	$26,671	$(3,470)	$85,064	$(3,632)

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$31,005	$(37)	$—	$—	$31,005	$(37)
U.S. treasury and government agency securities	13,447	(6)	—	—	13,447	(6)
Auction rate securities	—	—	33,597	(5,953)	33,597	(5,953)
	$44,452	$(43)	$33,597	$(5,953)	$78,049	$(5,996)

We did not recognize any impairment losses in our condensed consolidated statements of operations related to our securities during either of the three or nine months ended September 30, 2011 or 2010. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and which may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

Realized Gains and Losses on Investments

Gains and losses are determined on the specific identification method. During the nine months ended September 30, 2011, we recorded net realized losses of approximately $0.2 million to our condensed consolidated statement of operations. These net realized losses were primarily attributable to our participation in a June 2011 purchase offer from an issuer of one of our ARS holdings with a par value of $5.0 million which resulted in our receipt of proceeds of approximately $4.8 million and our recognition of a $0.2 million realized loss.

D.            Accounts Receivable

Our accounts receivable were $7.1 million and $5.8 million as of September 30, 2011 and December 31, 2010, respectively, and primarily represented amounts due from wholesalers and distributors to whom we sell Feraheme directly. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts. Reserves for other sales-related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in our condensed consolidated balance sheets.

As part of our credit management policy, we perform ongoing credit evaluations of our customers, and we have not required collateral from any customer. To date, we have not experienced significant bad debts. Accordingly, we have not established an allowance for doubtful accounts at either September 30, 2011 or December 31, 2010. If the financial condition of any of our significant customers was to deteriorate and result in an impairment of its ability to make payments owed to us, an allowance for doubtful accounts may be required which could have a material effect on earnings in the period of any such adjustment.

Customers which represented greater than 10% of our accounts receivable balances as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
AmerisourceBergen Drug Corporation	53%	65%
McKesson Corporation	18%	10%
Cardinal Health, Inc.	14%	14%
Metro Medical Supply, Inc.	<10%	18%

E.            Inventories

Our major classes of inventories were as follows as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010

Raw materials	$1,645	$2,332
Work in process	3,146	55
Finished goods	10,786	13,957
Total inventories	$15,577	$16,344

Included in work in process and finished goods inventories as of September 30, 2011 was approximately $2.5 million of Feraheme produced in third-party manufacturing facilities and using processes for which we have not yet received regulatory approval. We believe future regulatory approval of these facilities and processes is probable and that this inventory is realizable.

Equity-based compensation of approximately $0.1 million and $0.6 million was capitalized into inventory for the nine months ended September 30, 2011 and 2010, respectively.

F.             Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the nine months ended September 30, 2011 and 2010, we recognized a current federal income tax benefit of $0.6 million and $0.5 million, respectively, which was the result of our recognition of corresponding income tax expense associated with the increase in the value of certain securities that we carried at fair market value during the same respective periods. The corresponding income tax expense was recorded in other comprehensive income. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

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

	As of September 30,
	2011	2010
Options to purchase shares of common stock	2,013	2,631
Shares of common stock issuable upon the vesting of restricted stock units	629	206
Total	2,642	2,837

The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(16,631)	$(16,996)	$(58,488)	$(61,373)
Weighted average common shares outstanding	21,194	21,085	21,169	20,700
Net loss per share:
Basic and diluted	$(0.78)	$(0.81)	$(2.76)	$(2.96)

H.           Equity-Based Compensation

We currently maintain several equity compensation plans, including our Second Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, our Amended and Restated 2000 Stock Plan, or the 2000 Plan, and our 2010 Employee Stock Purchase Plan.

Second Amended and Restated 2007 Equity Incentive Plan

As of September 30, 2011, we have granted options and restricted stock units covering 3,762,425 shares of common stock under our 2007 Plan, of which 1,238,485 stock options and 191,173 restricted stock units have expired or terminated, and of which 35,338 options have been exercised and 99,326 shares of common stock have been issued pursuant to restricted stock units that became fully vested. The number of options and restricted stock units outstanding under this plan as of September 30, 2011 was 1,568,821 and 629,282, respectively. The remaining number of shares available for future grants as of September 30, 2011 was 1,278,105, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise. All outstanding stock options granted under our 2007 Plan have an exercise price equal to the closing price of a share of our common stock on the grant date and a ten-year term.

In January 2011, we granted restricted stock units to certain members of our senior management covering a total of 380,000 shares of common stock, of which 320,000 were outstanding as of

September 30, 2011. Of the 320,000 grants outstanding as of September 30, 2011, 147,000 are subject to a performance condition tied to the price of our common stock. These performance based restricted stock units vest in a single installment on the earlier of (1) the fourth anniversary of the date of grant and (2) immediately prior to a change of control of our company, provided that, in either case the closing price of a share of our common stock is at least $30.00 per share. The total fair value of the outstanding performance based restricted stock units is $1.5 million, which we recognize to expense over a period of four years from the date of grant, subject to any forfeitures.

Amended and Restated 2000 Stock Plan

As of September 30, 2011, the number of shares underlying outstanding options which were issued pursuant to our 2000 Plan was 444,181. There were no restricted stock units outstanding as of September 30, 2011. In November 2007, the 2000 Plan was succeeded by the 2007 Plan and, accordingly, no further grants may be made under this plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

Equity-based compensation expense

Equity-based compensation expense, excluding amounts that have been capitalized into inventory, for the three and nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of product sales	$131	$100	$483	$300
Research and development	84	158	1,365	2,696
Selling, general and administrative	1,487	1,242	6,950	7,740
Total equity-based compensation expense	$1,702	$1,500	$8,798	$10,736

We reduce the compensation expense being recognized to account for estimated forfeitures, which we estimate based primarily on historical experience. Under the current accounting guidance, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Equity-based compensation expense of $0.1 million was capitalized into inventory for the nine months ended September 30, 2011. There was no equity-based compensation expense capitalized into inventory for the three months ended September 30, 2011. Capitalized equity-based compensation expense is recognized into cost of product sales when the related product is sold.

I.                Commitments and Contingencies

Legal Proceedings related to Allos

Between July 21, 2011 and August 15, 2011, nine putative class action lawsuits were filed against us, Allos, members of the Allos board of directors and our Board, and Merger Sub, arising out of the then proposed merger between us and Allos. Two lawsuits were filed in the United States District Court for the District of Colorado entitled Radmore/Salem v. Allos Therapeutics, Inc. and Everage v. Allos Therapeutics, Inc., or the Colorado Federal Court Actions. Four lawsuits were filed in the Court of Chancery of the State of Delaware, one of which (entitled Everage v. Berns) was voluntarily dismissed on July 27, 2011, and two of which (entitled Lam v. Allos Therapeutics, Inc. and Mulligan v. Allos Therapeutics, Inc.) were consolidated, or the Delaware Action. The fourth action in Delaware is Gaines v. Narachi, or the Gaines Action. Three lawsuits, entitled Nunn v. Berns, Stevens v. Hoffman, and Hannon v. Allos Therapeutics, Inc., were filed in Jefferson County District Court for the State of Colorado and subsequently consolidated, or the Colorado State Court Action. With the exception of The Gaines Action, which is described below, these lawsuits name members of the Allos board of directors, as well as Allos, us, and Merger Sub as defendants, and generally allege that the Allos directors breached their fiduciary duties to Allos’ stockholders in connection with the Merger Agreement by agreeing to an unfair price, conducting a flawed sales process, enacting preclusive deal protection devices, engaging in self-dealing, and failing to disclose material information (relating to Allos’ and our financial projections, the fairness opinions of J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, and the background of the then proposed transaction) in the joint proxy statement filed by us and Allos. These lawsuits further claim that we, Allos and Merger Sub aided and abetted those alleged breaches of fiduciary duty. In general, these lawsuits seek damages and injunctive relief, including an award of attorneys’ fees and costs, in addition to other relief.

On October 21, 2011, our shareholders voted against consummation of the then proposed transaction. That same day, plaintiffs in The Colorado Federal Actions voluntarily dismissed their cases without prejudice. On October 25, 2011, plaintiffs in The Colorado State Court Action voluntarily dismissed their case without prejudice. Therefore, as of November 4, 2011, the only cases still pending are The Delaware Action and The Gaines Action, both of which are described in more detail below.

The Delaware Action. On August 1, 2011, the Delaware Court of Chancery consolidated the Lam and Mulligan cases into In re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714. In early September 2011, the parties to this action stipulated to a briefing schedule on plaintiffs’ anticipated motion for preliminary injunction. Thereafter, plaintiffs filed a motion for preliminary injunction, defendants opposed, and a preliminary injunction hearing was scheduled for October 17, 2011. On October 13, 2011, the parties to The Delaware Action agreed in principle to settle the litigation by executing a memorandum of understanding, or MOU. Under the terms of the MOU, plaintiff, on behalf of Allos shareholders, agreed to release all claims against defendants, and Allos agreed to make certain supplemental disclosures in a Current Report on Form 8-K, which was filed with the U.S. Securities and Exchange Commission on October 14, 2011. The settlement contemplated by the MOU was subject to approval by the Delaware Court of Chancery and contingent on consummation of the merger, which our shareholders did not approve on October 21, 2011. On October 31, 2011 and November 1, 2011, defendants moved to dismiss plaintiffs’ consolidated complaint.

The Gaines Action. On September 20, 2011, plaintiff in the Gaines v. Narachi matter filed an amended complaint which generally alleges that the members of our board of directors breached their fiduciary duties in connection with the then proposed merger with Allos by: (i) failing to maximize shareholder value; (ii) ignoring procedural safeguards in negotiating the then proposed merger; (iii) negotiating an acquisition in which our stockholders will suffer dilution; (iv) rejecting an allegedly superior buy-out proposal from MSMB Capital Management LLC; and (v) disseminating a supposedly false and misleading proxy statement. This action seeks damages and injunctive relief, including an award of attorneys’ fees and costs, in addition to other relief. In late September 2011, plaintiff Gaines filed a motion for expedited proceedings and a motion for preliminary injunction, which defendants opposed. On September 27, 2011, the Court heard the motion and subsequently denied plaintiff’s request for expedited proceedings. Thereafter, plaintiff filed a motion for reconsideration of the September 30, 2011 order to consider the sole issue as to whether the free cash flow projections used by Morgan Stanley & Co. LLC in its discounted cash flow analysis should be disclosed. Defendants opposed the reconsideration motion, but the court granted it and scheduled a preliminary injunction hearing for October 17, 2011 on this one issue. On October 14, 2011, we voluntarily disclosed the requested free cash flow projections in a Current Report on Form 8-K. As a result, plaintiff’s preliminary injunction motion, and request for relief thereunder, is now moot. On November 1, 2011, we moved to dismiss plaintiff’s amended complaint.

We believe that the allegations in the above-referenced actions lack merit. We have and will continue to contest them vigorously. We do not expect any liability to result from either the Delaware Action or the Gaines Action other than potential immaterial attorneys fees.

Other Legal Proceedings

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Executive Vice President and Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11, 2011, the Court issued an Opinion and Order dismissing the SAC in its entirety for failure to state a claim upon which relief could be granted. A separate Order of Dismissal was filed on August 15, 2011. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the First Circuit, or the Court of Appeals. By Order issued by the Court of Appeals dated October 26, 2011, plaintiffs brief is due on December 5, 2011, with responding briefs due on January 4, 2012. Plaintiffs reply brief is due on January 18, 2012. We have not recorded an estimated liability associated with this legal proceeding as we do not believe that such a liability is probable nor do we believe that a range of loss is currently estimable.

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

We may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us as of September 30, 2011. We expense legal costs as they are incurred.

Contractual Obligations

Under the terms of the Merger Agreement, we are required to pay Allos a termination fee of $14.0 million (less the $2.0 million expense reimbursement fee we paid Allos in October 2011) if a definitive agreement for an acquisition transaction, as defined in the Merger Agreement, is entered into on or before October 21, 2012 or such a transaction is consummated on or before such date.

J.            Collaborative Agreements

Our commercial strategy includes the formation of alliances with other pharmaceutical companies to facilitate the sale and distribution of our products outside of the U.S. As of September 30, 2011, we were a party to the following collaborations:

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

Under the Takeda Agreement, except under limited circumstances, we have retained the right to manufacture Feraheme and, accordingly, are responsible for supply of Feraheme to Takeda. We are also responsible for conducting, and bearing the costs related to, certain pre-defined clinical studies with the costs of future modifications or additional studies to be allocated between the parties according to an agreed upon cost-sharing mechanism, which provides for a cap on such costs. In connection with the execution of the Takeda Agreement, we received a $60.0 million upfront payment from Takeda in April 2010. We may also receive a combination of regulatory approval and performance-based milestone payments, reimbursement of certain out-of-pocket regulatory and clinical supply costs, defined payments for supply of Feraheme, and tiered double-digit royalties on net product sales in the Licensed Territory under the Takeda Agreement. The milestone payments we may be entitled to receive under the agreement could over time equal approximately $220.0 million, including up to an aggregate of $33.0 million upon the regulatory approval and commercial launch of Feraheme in the European Union and Canada. Of the $220.0 million in potential milestone payments, we have determined that any payments which may become due upon approval by certain regulatory agencies will be deemed substantive milestones and, therefore, will be accounted for as revenue in the period in which they are achieved. All remaining milestone payments will be accounted for in accordance with our revenue attribution method for the upfront payment as defined below.

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

Revenues related to the combined unit of accounting and any reimbursement revenues are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations. During the three and nine months ended September 30, 2011, we recorded approximately $1.5 million and $4.6 million in revenues, respectively, associated with the upfront payment. In addition, we recorded $0.1 million and $1.7 million associated with other reimbursement revenues for the three and nine months ended September 30, 2011, respectively. Payments to be received for supply of the drug product and royalties will be recorded in product sales and royalties in our condensed consolidated statement of operations.

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

K.          October 2010 Restructuring

In October 2010, in order to reduce our operating expenses, we initiated a corporate restructuring plan, including a workforce reduction, pursuant to which we would reduce our workforce by greater than 60 positions. During the fourth quarter of 2010, we recorded $2.2 million of restructuring related costs as operating expenses, primarily related to employee severance, benefits and related costs. The majority of the workforce reduction was completed during 2010. Expenses associated with this restructuring plan are expected to be substantially paid by the end of 2011.

The following table outlines the components of our restructuring expenses related to our October 2010 restructuring, which were recorded in operating expenses and current liabilities for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Accrued restructuring, beginning of period	$224	$1,324
Employee severance, benefits and related costs	11	188
Payments	(108)	(1,263)
Other adjustments	(10)	(132)
Accrued restructuring, end of period	$117	$117

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. This ASU updates existing guidance to amend fair value measurements and related disclosures. ASU 2011-04 relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards, or IFRS, and U.S. generally accepted accounting principles, or GAAP. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The ASU also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this ASU to have an impact on our condensed consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of Accounting Standards Codification 605-25 (previously included within Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was generally deferred until all of the items were delivered or fair value was determined. This new approach became effective prospectively for revenue arrangements entered into or materially modified beginning on January 1, 2011. The initial adoption of this guidance did not have any impact on our condensed consolidated financial statements; however, it will likely impact us if we enter into any future transactions involving multiple deliverables or if we enter into any material modifications to any of our existing collaborations.

M.           Subsequent Events

On November 4, 2011, we announced a corporate restructuring, including a workforce reduction plan, which includes an approximate 25% reduction in positions. We communicated our decision to our employees on November 4, 2011. In addition, we also announced that the employment of each of Brian J.G. Pereira, M.D., President and Chief Executive Officer, and Gary Zieziula, Executive Vice President and Chief Commercial Officer, has terminated, effective as of November 4, 2011. Dr. Pereira has also resigned from our Board of Directors effective as of November 4, 2011. As a result of this reduction in our workforce, we currently estimate that we will record restructuring charges of approximately $3.2 million, which are expected to be recorded primarily in the fourth quarter of 2011. These estimated restructuring charges relate primarily to employee severance and benefits. We expect the majority of the workforce reduction to be completed by the end of 2011 and the majority of our restructuring charges to be paid during the twelve months following this restructuring. Our estimated restructuring charges are based on a number of assumptions. Actual results may differ materially from our expectations and additional charges not currently expected may be incurred in connection with, or as a result of, these reductions.

As a result of the restructuring, we reduced our 2011 annual employee bonus accrual and revised our estimated equity incentive compensation forfeiture rate. As a result, we recorded a $0.8 million reduction in expense for the three months ended September 30, 2011.

In connection with Dr. Pereira’s departure, we entered into a Separation and Consulting Agreement, or the Separation Agreement. Pursuant to the Separation Agreement, and consistent with the terms of his prior employment agreement with us, Dr. Pereira will receive two times his current base salary, payable over a period of two years in equal monthly installments. In addition, Dr. Pereira will be eligible for consideration for a 2011 performance bonus based on the Board of Directors’ final scoring of our 2011 performance goals after the year end.

Dr. Pereira has also agreed to provide certain consulting services until June 30, 2012, which may be extended in the event we enter into a definitive agreement with respect to a transaction that would constitute a change in control, as defined in the Separation Agreement, during the consulting period. In consideration for such services, Dr. Pereira will receive compensation equal to his current base salary rate of $52,500 per month. Dr. Pereira’s outstanding equity awards will continue to vest under their current vesting schedules through his provision of consulting services to us.

Under the Separation Agreement, if a change in control occurs while Dr. Pereira is providing consulting services to us, all of Dr. Pereira’s outstanding unvested equity awards will become automatically vested in full, provided that any performance related conditions in such equity awards will remain in effect and unmodified. Additionally, upon such an event, Dr. Pereira will be entitled to a bonus equal to two times his 2011 target performance bonus amount, or approximately $0.95 million in total.

Pursuant to the terms of Mr. Zieziula’s existing employment agreement with us, in connection with Mr. Zieziula’s departure, he will receive severance pay equal to his current base salary, payable over one year in equal monthly installments.

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

Examples of forward-looking statements contained in this report include statements regarding the following: the design and expected timing of completion of our global studies of Feraheme for the treatment of iron deficiency anemia in a broad range of patients, the design of our two pediatric studies to be conducted to meet our Pediatric Research Equity Act requirement, our expectations of the timing of a decision by the European Medicines Agency on our Marketing Authorization Application submission, our intention to conduct two additional pediatric studies included in our Pediatric Investigation Plan, our plan to conduct a post-approval trial to assess the safety and efficacy of repeat, episodic Feraheme administration for the treatment of persistent or recurrent iron deficiency anemia and the design of such trial, our expectation of the timing of a decision by Health Canada on our submission in response to the Notice of Non-Compliance, our expectation of the timing of a decision from Swissmedic on our Marketing Authorization Application, our statement that our partner in China, 3SBio Inc., or 3SBio, plans to conduct a Feraheme clinical study in China, our expectation that sales of GastroMARK® will not materially increase, our expectation of revenue sources to fund our future operations, our expectations regarding the success of our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, including any potential milestone payments we may receive, our expectations regarding our future revenues, including expected Feraheme revenues under our Takeda and 3SBio collaborations, our expectation that dialysis sales for the remainder of 2011 and beyond will not be signficant, our expectation that our reserves as a percentage of gross sales will increase during the remainder of 2011, our expectations regarding future license fee revenues from 3SBio, our expectation that our costs of product sales as a percentage of net product sales will remain relatively consistent or increase slightly for the remainder of 2011, our expectation that our research and development expenses will increase during the remainder of 2011, our expectations regarding the amount of external expenses and the timing of our planned research and development projects, our expectation that selling, general and administrative expenses, will increase during the remainder of 2011, our expectation regarding our dividend and interest income, our expectations regarding our short- and long-term liquidity and capital requirements and our ability to finance our operations, our expectations regarding our future cash flows, our belief that the decline in the value of our auction rate securities is temporary and that we will ultimately be able to liquidate these investments without significant loss, our estimates and timing of payment of the restructuring charges relating to our workforce reduction and our expectations that the majority of our workforce reduction will be completed by the end of 2011, our belief regarding the potential impact of the adoption of newly issued and future accounting guidance on our financial statements, and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.

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

On November 4, 2011, we announced a corporate restructuring, including a workforce reduction plan, which includes an approximate 25% reduction in positions.  In addition, we also announced that the employment of each of Brian J.G. Pereira, M.D., President and Chief Executive Officer, and Gary Zieziula, Executive Vice President and Chief Commercial Officer, has terminated, effective as of November 4, 2011. Dr. Pereira has also resigned from our Board of Directors effective as of November 4, 2011. As a result of the reduction in our workforce, we currently estimate that we will record restructuring charges of approximately $3.2 million, which are expected to be recorded primarily in the fourth quarter of 2011. These estimated restructuring charges relate primarily to employee severance and benefits. We expect that the majority of such amounts will be paid during the next twelve months following this restructuring. Our estimated restructuring charges are based on a number of assumptions. Actual results may differ materially from our expectations and additional charges not currently expected may be incurred in connection with, or as a result of, these reductions. We expect the majority of the workforce reduction to be complete by the end of 2011.

As a result of the restructuring, we reduced our 2011 annual employee bonus accrual and revised our estimated equity incentive compensation forfeiture rate. As a result, we recorded a $0.8 million reduction in expense for the three months ended September 30, 2011.

In connection with Dr. Pereira’s departure, we entered into a Separation and Consulting Agreement, or the Separation Agreement. Pursuant to the Separation Agreement, and consistent with the terms of his prior employment agreement with us, Dr. Pereira will receive two times his current base salary, payable over a period of two years in equal monthly installments. In addition, Dr. Pereira will be eligible for consideration for a 2011 performance bonus based on the Board of Directors’ final scoring of our 2011 performance goals after the year end.

Dr. Pereira has also agreed to provide certain consulting services until June 30, 2012, which may be extended in the event we enter into a definitive agreement with respect to a transaction that would constitute a change in control, as defined in the Separation Agreement, during the consulting period. In consideration for such services, Dr. Pereira will receive compensation equal to his current base salary rate of $52,500 per month. Dr. Pereira’s outstanding equity awards will continue to vest under their current vesting schedules through his provision of consulting services to us.

Under the Separation Agreement, if a change in control occurs while Dr. Pereira is providing consulting services to us, all of Dr. Pereira’s outstanding unvested equity awards will become automatically vested in full, provided that any performance related conditions in such equity awards will remain in effect and unmodified. Additionally, upon such an event, Dr. Pereira will be entitled to a bonus equal to two times his 2011 target performance bonus amount, or approximately $0.9 million in total.

Pursuant to the terms of Mr. Zieziula’s existing employment agreement with us, in connection with Mr. Zieziula’s departure, he will receive severance pay equal to his current base salary, payable over one year in equal monthly installments.

On November 4, 2011, our Board of Directors appointed Frank E. Thomas, currently our Executive Vice President and Chief Financial Officer, to serve as our Chief Operating Officer and interim President and Chief Executive Officer until we have appointed a permanent successor.

Business Development Activities

In July 2011, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Alamo Acquisition Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, or Merger Sub, and Allos Therapeutics, Inc., or Allos, which was amended in August 2011. In October 2011, pursuant to the terms of the Merger Agreement, we terminated the Merger Agreement and paid Allos an expense reimbursement amount equal to $2.0 million in connection with such termination, which will be recorded as an expense in our condensed consolidated statement of operations in the fourth quarter of 2011.

As a result of the termination of the Merger Agreement, certain voting agreements, dated as of July 19, 2011, by and between us and each of the then directors, other than Timothy P. Lynch, and certain executive officers of Allos, and Warburg Pincus Private Equity VIII, L.P., or Warburg Pincus, automatically terminated pursuant to their respective terms; and a stockholders agreement, dated as of July 19, 2011, by and between us and Warburg Pincus, also automatically terminated pursuant to its terms.

Takeda Collaboration

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda, under which we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in Europe, Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey. Under the Takeda Agreement we were initially responsible for the regulatory application for Feraheme in the EU, Switzerland and Canada with Takeda responsible for registrational filings in all other regions covered by the agreement. We have since transferred the Feraheme regulatory applications in Canada and Switzerland to Takeda. Under the Takeda Agreement we may be entitled to receive milestone payments over time equaling approximately $220.0 million, including up to an aggregate of $33.0 million upon the regulatory approval and commercial launch of Feraheme in the EU and Canada.

Clinical Development and Regulatory Status of Feraheme

We continue to advance our Feraheme clinical development program in adults by conducting a global registrational program consisting of two Phase III multi-center clinical trials to assess Feraheme for the treatment of IDA in a broad range of patients for whom treatment with oral iron is unsatisfactory, including women with abnormal uterine bleeding, patients with cancer or gastrointestinal diseases and postpartum women.

In June 2010, we initiated a double blind, placebo-controlled Phase III study which will assess the efficacy and safety of two doses of 510 milligrams each of Feraheme compared to placebo in a total of approximately 800 patients with IDA. During 2011 we implemented certain patient enrollment initiatives with respect to this study in an effort to complete enrollment in this study by the end of 2011. However, notwithstanding these initiatives, it is likely that enrollment in this study will not be complete until early 2012.

We have completed enrollment in an open label, active-controlled Phase III study to assess the efficacy and safety of two doses of 510 milligrams each of Feraheme compared to a total dose of 1,000 milligrams of an IV iron sucrose product in a total of approximately 600 patients with IDA.

Further, an open label extension study is currently enrolling patients from the placebo-controlled study who will be followed for six months and will be eligible to receive two doses of 510 milligrams each of Feraheme whenever they meet treatment criteria.

We have initiated two randomized, active-controlled pediatric studies of Feraheme for the treatment of IDA in pediatric CKD patients to meet our FDA post-approval Pediatric Research Equity Act requirement to support pediatric labeling of Feraheme. One study is in dialysis-dependent CKD patients, and the other is in CKD patients not on dialysis. Both studies are currently open for enrollment. Each study will assess the safety and efficacy of Feraheme treatment as compared to oral iron in approximately 144 pediatric patients.

In June 2010 we submitted our Marketing Authorization Application, or MAA, for Feraheme for the treatment of IDA in CKD patients with the European Medicines Agency, or EMA. We expect a decision by the EMA on our MAA submission in the first quarter of 2012.

To support our MAA, we have completed enrollment in a global, randomized, multi-center, active-controlled post-approval trial with 162 adult CKD patients with IDA, both on dialysis and not on dialysis. This study will assess the safety and efficacy of two doses of 510 milligrams each of Feraheme compared to a total dose of 1,000 milligrams of an IV iron sucrose product. In addition, our Pediatric Investigation Plan, which was approved by the EMA in December 2009, includes the two pediatric studies needed to meet the requirements of the Pediatric Research Equity Act in the U.S. described above and two additional pediatric studies requested by the EMA, including a rollover study and a study in pediatric patients with IDA.

As part of our obligations under the Takeda Agreement, we are also required to initiate a multi-center post-approval clinical trial to assess the safety and efficacy of repeat, episodic Feraheme administration for the treatment of persistent or recurrent IDA over a 12 month period. In this study, subjects would receive an initial course of two doses of 510 milligrams each of Feraheme and subsequent courses of two doses of 510 milligrams each of Feraheme whenever they meet treatment criteria. The study is expected to enroll a total of approximately 300 CKD patients with IDA including hemodialysis and peritoneal dialysis patients and those not on dialysis, including post-kidney transplant recipients, however, final decisions regarding this study are pending further discussions with Takeda.

In January 2011, we received a Notice of Non-Compliance from the Therapeutic Products Directorate of Health Canada, or Health Canada, regarding our New Drug Submission for Feraheme for the treatment of IDA in adult CKD patients. The Notice of Non-Compliance outlined Health Canada’s concerns, which focused mainly on chemistry, manufacturing and control and preclinical toxicology issues. In May 2011, we submitted our response to the Notice of Non-Compliance. This resubmission has been accepted for review by Health Canada, and we expect a decision by the end of 2011.

In August 2010, Takeda filed an MAA with Swissmedic, the Swiss Agency for Therapeutic Products, for Feraheme for the treatment of IDA in CKD patients. We expect a decision from Swissmedic during the second quarter of 2012.

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

Prior to 2009, we devoted substantially all of our resources to our research and development programs. Since the FDA approval and commercial launch of Feraheme in mid-2009, we have incurred substantial costs related to the commercialization and development of Feraheme. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an IV iron replacement therapeutic for use in CKD patients in the U.S., to further develop Feraheme for the treatment of IDA in a broad range of patients, and to obtain regulatory approval to market Feraheme in countries outside of the U.S. Prior to the commercial launch of Feraheme, we financed our operations primarily from the sale of our equity securities, cash generated by our investing activities, and payments from our strategic partners. Since 2009, our revenues have been primarily attributable to product sales of Feraheme. We currently expect to fund our future operations from revenue from sales of Feraheme in addition to payments from our strategic partners, cash generated by our investing activities, revenue from sales of additional products that we may acquire or in-license, and the sale of our equity securities, if necessary. As of September 30, 2011, we had an accumulated deficit of approximately $421.3 million and a cash, cash equivalents and investments balance of approximately $251.0 million.

Results of Operations

Three and nine months ended September 30, 2011 and 2010

Revenues

Our revenues for the three and nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Product sales, net	$15,802	$15,173	$629	4%	$39,905	$44,694	$(4,789)	-11%
License fee and other collaboration revenues	1,707	1,684	23	1%	$6,322	4,213	2,109	50%
Royalties	46	35	11	31%	$115	118	(3)	-3%
Total	$17,555	$16,892	$663	4%	$46,342	$49,025	$(2,683)	-5%

The $0.7 million increase in our total revenues during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily attributable to a $0.6 million increase in net product sales. Included in our net product sales for the three months ended September 30, 2011 is a $3.0 million reduction of our estimated Medicaid rebate reserve related to prior Feraheme sales, as discussed in more detail below.

The $2.7 million decrease in our total revenues during the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to a $4.8 million decrease in net product sales, partially offset by a $2.1 million increase in our license fee and other collaboration revenues. Included in our net product sales for the nine months ended September 30, 2011 is a $2.5 million reduction of our estimated Medicaid rebate reserve related to Feraheme sales during 2009 and 2010, as discussed in more detail below. The increase in license fee and other collaboration revenues during the nine months ended September 30, 2011 as compared to the same periods in 2010 was due to revenues associated with the Takeda Agreement.

The following table sets forth customers who represented 10% or more of our total revenues for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
AmerisourceBergen Drug Corporation	45%	45%	42%	36%
McKesson Corporation	21%	<10%	20%	<10%
Cardinal Health, Inc.	11%	<10%	12%	<10%
Takeda Pharmaceutical Company Limited	<10%	10%	13%	<10%
Metro Medical Supply, Inc.	<10%	12%	<10%	21%

Net Product Sales

Net product sales for the three and nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Feraheme	$15,560	$15,091	$469	3%	$39,267	$44,161	$(4,894)	-11%
GastroMARK	242	82	160	>100%	638	533	105	20%
Total	$15,802	$15,173	$629	4%	$39,905	$44,694	$(4,789)	-11%

Our total net product sales increased by $0.6 million during the three months ended September 30, 2011 as compared to the same period in 2010. This $0.6 million increase primarily reflects a $3.0 million reduction of our estimated Medicaid rebate reserve related to prior Feraheme sales, partially offset by a $2.3 million decrease in our gross product sales. During the three months ended September 30, 2011, we revised our estimated Medicaid utilization based on actual rebate claims received since the launch of Feraheme in 2009, our expectations of state level activity, and estimated rebate claims not yet submitted, which resulted in a $3.0 million reduction of our estimated Medicaid rebate reserve related to prior Feraheme sales. The $2.3 million decrease in our gross product sales during the three months ended September 30, 2011 as compared to the same period in 2010, is due primarily to decreased revenues of $2.2 million related to our Launch Incentive Program for our dialysis customers, which was in place in 2010 but not in 2011. Our Feraheme sales to dialysis customers in 2011 has been de minimus relative to our dialysis sales during 2010 principally as a result of the January 2011 implementation of the Medicare prospective payment system, which made it less likely that dialysis providers would choose to use Feraheme. The decreases in our dialysis sales were partially offset by increased sales from certain non-dialysis settings, such as hematology and oncology clinics and hospitals.

Our total net product sales decreased by $4.8 million during the nine months ended September 30, 2011 as compared to the same period in 2010. The $4.8 million decrease reflects a $5.9 million decrease in our gross product sales, primarily as the result of decreased sales to dialysis providers during 2011 as compared to 2010, including a decrease of $6.8 million in revenues related to our Launch Incentive Program, partially offset by a $2.5 million reduction of our estimated Medicaid rebate reserve related to Feraheme sales in 2009 and 2010. In addition, during the nine months ended September 30, 2011, we offered higher average customer discounts, chargebacks and rebates to our end-users as compared to the same period in 2010. During the nine months ended September 30, 2011, we reduced our gross product sales by recording allowances of $17.3 million, which was partially offset by the $2.5 Medicaid rebate reserve reduction, as compared to allowances of $15.9 million recorded during the nine months ended September 30, 2010.

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

•                  The introduction of new products into the market that compete with Feraheme, such as NulecitTM;

•                  Changes in our contracting strategies and discounts; and

•                  The expansion or contraction of the overall IV iron market.

Our net product sales may also fluctuate from period to period due to the enactment of or changes in legislation that impact third-party reimbursement coverage and pricing. For example, in January 2011, a new prospective payment system for dialysis services provided to Medicare beneficiaries who have end stage renal disease became effective, which has significantly diminished the utilization of Feraheme in the dialysis market and has consequently adversely affected our Feraheme sales in the dialysis setting. As a result of the implementation of the prospective payment system, we expect our dialysis sales for the remainder of 2011 and beyond will not be significant.

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

An analysis of our product sales allowances and accruals for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Product sales allowances and accruals
Discounts and chargebacks	$3,601	$1,218
Government and other rebates	2,120	4,383
Medicaid rebate reserve adjustment	(3,026)	—
Returns	354	359
Total product sales allowances and accruals	$3,049	$5,960

Total gross product sales	$18,851	$21,133

Total product sales allowances and accruals as a percent of total gross product sales	16%	28%

	Nine Months Ended September 30,
	2011	2010
Product sales allowances and accruals
Discounts and chargebacks	$9,400	$3,035
Government and other rebates	6,897	11,917
Medicaid rebate reserve adjustment	(2,532)	—
Returns	1,022	936
Total product sales allowances and accruals	$14,787	$15,888

Total gross product sales	$54,692	$60,582

Total product sales allowances and accruals as a percent of total gross product sales	27%	26%

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

Product sales allowances and accruals are recorded in the same period that the related revenue is recognized and are estimated using either historical, actual and/or other data, including estimated patient usage, applicable contractual rebate rates, contract performance by the benefit providers, other current contractual and statutory requirements, historical market data based upon experience of Feraheme and other products similar to Feraheme, specific known market events and trends such as competitive pricing and new product introductions and current and forecasted customer buying patterns and inventory levels, and the shelf life of Feraheme. As part of this evaluation, we also review changes to federal and other legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends. Reserve estimates are evaluated quarterly and may require adjustments to better align our estimates with actual results. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale.

We are subject to reimbursement arrangements with state Medicaid programs for which we estimate and record rebate reserves. Our estimates of these reserves are based on actual Feraheme sales and Medicaid reimbursement data, market research data related to utilization rates by various end-users, and forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others. During the three months ended September 30, 2011, we revised our estimated Medicaid utilization based on actual rebate claims received since the 2009 launch of Feraheme, our expectations of state level activity, and estimated rebate claims not yet submitted, which resulted in a $3.0 million reduction of our estimated Medicaid rebate reserve related to Feraheme sales from 2009, 2010 and the first half of 2011. This change in estimate is reflected as an increase in our net product sales for the three and nine months ended September 30, 2011 and resulted in a significant decline in our gross to net percentage to 16% for the three months ended September 30, 2011 as compared to 28% during the same period in 2010. We expect our reserves as a percentage of gross sales will increase to approximately its prior period levels in future quarters. If we determine in future periods that our actual rebate experience is not indicative of expected claims or if other factors affect estimated claims rates, we may be required to adjust our current Medicaid accumulated reserve estimate, and that adjustment could be significant and would affect our earnings in the period of the adjustment.

An analysis of the amount of, and changes in, our product allowances and accruals reserves for the nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2011	$1,148	$8,218	$1,797	$11,163
Current provisions relating to sales in current year	9,623	6,958	1,022	17,603
Other provisions relating to deferred revenue	—	(18)	—	(18)
Adjustments relating to sales in prior years	(223)	(2,593)	—	(2,816)
Payments/returns relating to sales in current year	(8,139)	(3,903)	(51)	(12,093)
Payments/returns relating to sales in prior years	(926)	(4,914)	(100)	(5,940)
Balance at September 30, 2011	$1,483	$3,748	$2,668	$7,899

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2010	$499	$5,194	$463	$6,156
Current provisions relating to sales in current year	3,035	12,200	1,007	16,242
Other provisions relating to deferred revenue	—	(968)	—	(968)
Adjustments relating to sales in prior year	—	(283)	(71)	(354)
Payments/returns relating to sales in current year	(2,439)	(6,196)	—	(8,635)
Payments/returns relating to sales in prior year	(499)	(2,105)	—	(2,604)
Balance at September 30, 2010	$596	$7,842	$1,399	$9,837

During the nine months ended September 30, 2011 and 2010, we decreased our product sales allowances and accruals by approximately $2.8 million and $0.4 million, respectively, for changes in estimates relating to sales in prior years. These adjustments were primarily caused by differences between actual Medicaid utilization and claims experience to date as compared to our initial estimates as described above. During the three months ended September 30, 2011, we revised our estimated Medicaid utilization based on actual rebate claims received since the launch of Feraheme in 2009, our expectations of state level activity, and estimated rebate claims not yet submitted, which resulted in a $2.5 million reduction of our estimated Medicaid rebate reserve related to Feraheme sales during 2009 and 2010.

There are several factors that make it difficult to predict future changes in our sales allowances and accruals as a percentage of gross product sales, including, but not limited to, the following:

•                  Variations in, and the success of pricing, fee, rebate and discount structures implemented in our efforts to increase adoption of Feraheme;

•                  Variations in our customer mix;

•                  Changes in legislation, such as the Health Care and Education Affordability Reconciliation Act, or the Health Care Reform Act, or any future healthcare legislation; and

•                  Adjustments and refinements to our prior estimates and assumptions.

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

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the three and nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Deferred license fee revenues recognized in connection with the Takeda Agreement	$1,524	$1,548	$(24)	-2%	$4,572	$3,048	$1,524	50%
Reimbursement revenues recognized primarily in connection with the Takeda Agreement	183	136	47	35%	1,750	1,165	585	50%
Total	$1,707	$1,684	$23	1%	$6,322	$4,213	$2,109	50%

Most of our license fee and other collaboration revenues for the three and nine months ended September 30, 2011 and 2010 related to revenue recognized under the Takeda Agreement, which we entered into in March 2010. During each of the three months ended September 30, 2011 and 2010, we recorded $1.5 million of revenues associated with the amortization of $61.0 million of deferred revenues recorded in connection with the Takeda Agreement. During the nine months ended September 30, 2011 and 2010 we recorded $4.6 million and $3.0 million, respectively, associated with the amortization of $61.0 million of deferred revenues recorded in connection with the Takeda Agreement. The $1.5 million increase for the nine months ended September 30, 2011 as compared to the same period in 2010 was the result of recognizing nine months of the upfront payment during 2011 as compared to six months during 2010. The $61.0 million of deferred revenues was comprised of a $60.0 million upfront payment which we received from Takeda in April 2010, as well as approximately $1.0 million reimbursed to us during 2010 for certain expenses incurred prior to entering the agreement, which we considered an additional upfront payment. As of September 30, 2011, we had approximately $51.8 million remaining in deferred revenues related to the $61.0 million upfront payments received from Takeda.

In addition, under the terms of the Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs we incur in the conduct of certain regulatory and clinical research services we perform under the agreement. Because we are acting as the principal in carrying out these activities, any reimbursement payments received from Takeda is recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations and offsets the costs that we incur during the period in which we perform those services. During each of the three months ended September 30, 2011 and 2010, we recorded $0.1 million of revenues associated with the reimbursement of certain out-of pocket regulatory and clinical supply costs. During the nine months ended September 30, 2011 and 2010, we recorded $1.7 million and $1.2 million, respectively, of revenues associated with the reimbursement of out-of-pocket regulatory and clinical supply costs in connection with the Takeda Agreement.

In May 2008, we entered into a Collaboration and Exclusive License Agreement with 3SBio for the development and commercialization of Feraheme as an IV iron replacement therapeutic agent in China. In consideration of the grant of the license, we received an upfront payment of $1.0 million, the recognition of which has been deferred and is being recognized under the proportional performance methodology as we supply Feraheme to 3SBio over the thirteen year initial term of the agreement. We did not record any revenues associated with our agreement with 3SBio during the three and nine months ended September 30, 2011 or 2010, and we do not expect license fee revenues under this agreement to be significant during the remainder of 2011.

Costs and Expenses

Cost of Product Sales

Cost of product sales for the three and nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cost of Product Sales	$2,669	$2,274	$395	17%	$7,792	$5,168	$2,624	51%
Percentage of Net Product Sales	17%	15%			20%	12%

Our cost of product sales are primarily comprised of manufacturing costs associated with Feraheme. Our cost of product sales increased by $0.4 million and $2.6 million during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, primarily due to higher idle capacity costs at our Cambridge, Massachusetts manufacturing facility as well as higher production costs.

We expect our cost of product sales as a percentage of net product sales to remain relatively consistent or increase slightly for the remainder of 2011.

Research and Development Expenses

Research and development expenses include external expenses, such as costs of clinical trials, contract research and development expenses, certain manufacturing research and development costs, consulting and professional fees and expenses, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of product needed to support research and development efforts, related costs of facilities, and other general costs related to research and development. Where possible, we track our external costs by major project. To the extent that external costs are not attributable to a specific project or activity, they are included in other external costs. Prior to the regulatory approval of our products or new manufacturing processes, costs associated with manufacturing process development and the manufacture of drug product are recorded as research and development expenses. Subsequent to regulatory approval, costs associated with the manufacture of our products for commercial sale are capitalized and recorded as cost of product sales when sold.

Research and development expenses for the three and nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA regardless of the underlying cause	$7,780	$5,550	$2,230	40%	$21,195	$11,889	$9,306	78%
Feraheme to treat IDA in CKD patients	2,512	2,444	68	3%	7,153	7,727	(574)	-7%
Feraheme as a therapeutic agent, general	138	169	(31)	-18%	756	629	127	20%

Feraheme manufacturing process development and materials	412	893	(481)	-54%	2,356	2,876	(520)	-18%
Feraheme as an imaging agent	—	742	(742)	-100%	—	2,128	(2,128)	-100%
Other external costs	54	199	(145)	-73%	127	725	(598)	-82%
Total	$10,896	$9,997	$899	9%	$31,587	$25,974	$5,613	22%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	3,914	3,876	38	1%	12,203	12,513	(310)	-2%
Equity-based compensation expense	84	158	(74)	-47%	1,365	2,696	(1,331)	-49%
Total	$3,998	$4,034	$(36)	-1%	$13,568	$15,209	$(1,641)	-11%

Total Research and Development Expenses	$14,894	$14,031	$863	6%	$45,155	$41,183	$3,972	10%

Total research and development expenses incurred in the three and nine months ended September 30, 2011 increased by $0.9 million, or 6%, and $4.0 million, or 10%, respectively, as compared to the three and nine months ended September 30, 2010. The $0.9 million and $4.0 million increases were primarily due to greater external research and development expenses resulting from increased clinical trial activity during 2011, partially offset by decreases in internal research and development expenses.

Our external research and development expenses increased by $0.9 million, or 9%, and $5.6 million, or 22%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increases in our external expenses were due primarily to costs incurred in connection with our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause, which was initiated in June 2010, and costs incurred to prepare for certain of our pediatric studies. These increases were partially offset by a reduction in costs associated with our global clinical program to support our MAA in Europe for the treatment of IDA in CKD patients, as well as certain costs incurred during the three and nine months ended September 30, 2010 in connection with a clinical trial for Feraheme as a diagnostic agent for vascular-enhanced MRI, which was discontinued in mid-2010.

Our internal research and development expenses remained relatively unchanged for the three months ended September 30, 2011 as compared to the same period in 2010 and decreased by $1.6 million, or 11%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decrease in internal costs for the three and nine months ended September 30, 2011 was primarily attributable to the reduction of equity-based and other compensation-related costs, principally due to our October 2010 restructuring plan, as well as a reduction in estimated accrued compensation costs related to the expected impact of our 2011 corporate restructuring.

Research and Development Activities

We expect research and development expenses to continue to increase for the remainder of 2011 primarily due to the continued advancement of our clinical development programs, including studies and activities required under the Takeda Agreement, costs associated with our recently announced corporate restructuring, as well as other miscellaneous research and development related activities in support of our Feraheme development programs. Factors which will impact 2011 research and development expenses include the design, timing and pace of enrollment of our clinical trials for Feraheme, including our development program for Feraheme in a broad range of patients with IDA and our pediatric studies of Feraheme.

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

•                  Feraheme to treat IDA in CKD patients. This project currently includes: (1) a post-approval clinical study evaluating Feraheme treatment compared to treatment with another IV iron to support our MAA submission; (2) two ongoing pediatric studies that are being conducted as part of our post-approval Pediatric Research Equity Act requirement to support pediatric CKD labeling of Feraheme; (3) two additional pediatric studies to be conducted in accordance with our approved Pediatric Investigation Plan to support our MAA submission; and (4) a multi-center clinical trial to be conducted to assess the safety and efficacy of repeat, episodic Feraheme administration for the treatment of persistent or recurrent IDA over a 12 month period.

Through September 30, 2011, we have incurred aggregate external research and development expenses of approximately $39.1 million related to our current program for the development of Feraheme to treat IDA regardless of the underlying cause. We currently estimate that the total remaining external costs associated with the efforts needed to complete this development project will be in the range of approximately $20.0 to $30.0 million, the majority of which will be incurred by the end of 2012. This represents a decrease of $9.0 million from our expected range at June 30, 2011 and primarily reflects actual expenses incurred during the three months ended September 30, 2011.

Through September 30, 2011, we have incurred aggregate external research and development expenses of approximately $18.4 million related to our current program for the development of Feraheme to treat IDA in CKD patients. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $30.0 to $40.0 million over the next several years. This represents a decrease of $6.0 million from our expected range at June 30, 2011 and primarily reflects actual expenses incurred during the three months ended September 30, 2011 as well as reductions in future spending on certain of our clinical trial activities as a result our November 2011 corporate restructuring.

We are also planning to conduct a post-marketing registry study in order to better understand the frequency and timing of adverse events following Feraheme administration in the CKD setting. However, until we complete our discussions with the FDA regarding the potential objectives and design of the proposed registry study, we cannot estimate the cost associated with this study.

Conducting clinical trials involves a number of uncertainties, many of which are out of our control. Our estimates of external costs associated with our research and development projects could therefore vary from our current estimates for a variety of reasons including but not limited to the following: delays in our clinical trials due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, unanticipated adverse reactions to Feraheme either in commercial use or in a clinical trial setting, inadequate performance or errors by third-party service providers, any deficiencies in the design or oversight of these studies by us, the need to conduct additional clinical trials, any adverse regulatory action or a delay in the submission of any applicable regulatory filing. As a result, we are unable to reasonably estimate the specific timing of any expected net cash inflows resulting from these projects, provided, however, we expect regulatory decisions on our marketing applications for Feraheme in the CKD indication from Health Canada in 2011 and the EMA and Swissmedic in early 2012. If one or more of these regulatory applications is approved, we expect that Feraheme will be launched commercially in the approved territory or territories shortly thereafter, at which point we will receive certain milestone payments and we will begin receiving royalty payments in accordance with the Takeda Agreement.

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

Selling, general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Compensation, payroll taxes and benefits	$7,193	$7,927	$(734)	-9%	$23,483	$27,888	$(4,405)	-16%
Professional and consulting fees and other expenses	8,550	8,817	(267)	-3%	23,257	29,818	(6,561)	-22%
Equity-based compensation expense	1,487	1,242	245	20%	6,950	7,740	(790)	-10%
Total	$17,230	$17,986	$(756)	-4%	$53,690	$65,446	$(11,756)	-18%

Total selling, general and administrative expenses incurred in the three months ended September 30, 2011 decreased by $0.8 million, or 4%, as compared to the three months ended September 30, 2010. Compensation, payroll taxes and benefits decreased by $0.7 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily as a result of reduced headcount resulting from our October 2010 restructuring and the reduction of certain accrued compensation costs as a result of our November 2011 restructuring. At September 30, 2011, we had 145 employees in our selling, general and administrative departments as compared to 193 employees at September 30, 2010, a 25% decrease. In addition, professional and consulting fees and other expenses were lower during the three months ended September 30, 2011 as compared to the same period in 2010 due to reduced costs related to field-based contract nurses, advertising and marketing materials, and certain other general marketing costs, partially offset by $1.9 million of costs incurred in connection with our then proposed merger with Allos. The $0.2 million increase in equity-based compensation expense during the three months ended September 30, 2011 as compared to the same period in 2010 was due primarily to a $2.1 million reduction to our equity-based compensation expense during the three months ended September 30, 2010 related to the impact on our equity compensation forfeitures resulting from our October 2010 corporate workforce reduction, partially offset by the expected impact on our equity compensation forfeitures resulting from our November 2011 corporate workforce reduction.

Total selling, general and administrative expenses incurred in the nine months ended September 30, 2011 decreased by $11.8 million, or 18%, as compared to the nine months ended September 30, 2010. Compensation, payroll taxes and benefits decreased by $4.4 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily as a result of reduced headcount resulting from our October 2010 restructuring and the reduction of certain accrued compensation costs as a result of our November 2011 restructuring. In addition, professional and consulting fees and other expenses decreased by $6.6 million during the nine months ended September 30, 2011 as compared to the same period in 2010 due to reduced costs related to field-based contract nurses, advertising and marketing materials, and certain other general marketing costs, partially offset by $2.7 million of costs incurred in connection with our then proposed merger with Allos. The $0.8 million decrease in equity-based compensation expense during the nine months ended September 30, 2011 as compared to the same period in 2010 was due primarily to a $2.1 million reduction to our equity-based compensation expense during the nine months ended September 30, 2010 related to the impact on our equity compensation forfeitures resulting from our October 2010 corporate workforce reduction, the reduction of expense associated with the resignation of our former Chief Financial Officer in June 2011, and the expected impact on our equity compensation forfeitures resulting from our November 2011 corporate workforce reduction, partially offset by the expense associated with equity awards to new employees and additional equity awards to existing employees, including senior management and members of our Board of Directors.

We expect total selling, general and administrative expenses to increase for the remainder of 2011 as the result of costs related to our then proposed merger with Allos, including the $2.0 million expense reimbursement fee we paid to Allos in October 2011 in connection with the termination of the Merger Agreement, and estimated costs resulting from our November 2011 corporate restructuring, partially offset by cost savings expected to be realized by our 2011 corporate restructuring.

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Interest and dividend income, net	$378	$448	$(70)	-16%	$1,390	$1,323	$67	5%
Gains (losses) on investments, net	14	(396)	410	<(100)%	(194)	402	(596)	<(100)%
Fair value adjustment of settlement rights	—	—	—	N/A	—	(788)	788	-100%
Total	$392	$52	$340	>100%	$1,196	$937	$259	28%

Other income for the three months ended September 30, 2011 was $0.4 million as compared to less than $0.1 million for the three months ended September 30, 2010 primarily due to a $0.4 million other-than-temporary impairment related to the redemption of one of our auction rate securities, or ARS, investments in a tender offer from the issuer in October 2010.

Other income for the nine months ended September 30, 2011 was $1.2 million as compared to $0.9 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we recorded net realized losses of approximately $0.2 million primarily attributable to our participation in a June 2011 purchase offer from the issuer of one of our ARS investments. During the nine months ended September 30, 2010, we recorded a $0.4 million other-than-temporary impairment related to the redemption of one of our ARS investments in a tender offer from the issuer in October 2010. In addition, during the nine months ended September 30, 2010, we recognized both a realized gain of $0.8 million related to the redemption of certain of our ARS subject to settlement rights and a corresponding realized loss of $0.8 million related to the exercise of the settlement rights.

We expect interest and dividend income to decrease slightly from current levels for the remainder of 2011 as a result of lower expected average cash balances due to our continued use of cash in operations.

Net Loss

For the reasons stated above, we incurred a net loss of $16.6 million and $58.5 million, or $0.78 and $2.76 per basic and diluted share, for the three and nine months ended September 30, 2011 as compared to a net loss of $17.0 million and $61.4 million, or $0.81 and $2.96 per basic and diluted share, for the three and nine months ended September 30, 2010.

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

As of September 30, 2011, our investments consisted primarily of corporate debt securities, U.S. treasury and government agency securities, commercial paper and ARS. We place our cash and investments in instruments that meet high credit quality and diversification standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer, excluding U.S. government entities, and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

Cash, cash equivalents and investments as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010	$ Change	% Change
Cash and cash equivalents	$75,777	$112,646	$(36,869)	-33%
Short-term investments	153,560	147,619	5,941	4%
Long-term investments	21,631	33,597	(11,966)	-36%
Total	$250,968	$293,862	$(42,894)	-15%

The $42.9 million decrease in cash, cash equivalents and investments as of September 30, 2011 from December 31, 2010 was primarily due to cash used in operations partially offset by cash received from Feraheme sales and interest income.

We expect that during the remainder of 2011 our cash balance will decline as we continue to invest in the development and commercialization of Feraheme. We believe that our cash, cash equivalents, and short-term investments as of September 30, 2011 and the cash we currently expect to receive from sales of Feraheme, earnings on our investments, and potential milestones from the Takeda Agreement, including up to an aggregate of $33.0 million upon the regulatory approval and commercial launch of Feraheme in the EU and Canada, will be sufficient to satisfy our cash flow needs for at least the next twelve months, including projected operating expenses related to our ongoing development and commercialization programs for Feraheme.

In November 2011, we announced a corporate restructuring, including a workforce reduction plan, which includes an approximate 25% reduction in positions. As a result of this reduction in our workforce, we currently estimate that we will record restructuring charges of approximately $3.2 million, which are expected to be recorded primarily in the fourth quarter of 2011. These estimated restructuring charges relate primarily to employee severance and benefits. We expect the majority of the workforce reduction to be completed by the end of 2011 and the majority of our restructuring charges to be paid during the twelve months following this restructuring. Our estimated restructuring charges are based on a number of assumptions. Actual results may differ materially from our expectations and additional charges not currently expected may be incurred in connection with, or as a result of, these reductions.

In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions since that time. As a result of the lack of significant observable ARS market activity since February 2008, we use a discounted cash flow methodology to value these securities as opposed to valuing them at their par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. We believe we will ultimately be able to liquidate our investments in ARS without significant loss prior to their maturity dates primarily due to the collateral securing most of our ARS. Our ARS balance has declined from a par value of $105.4 million at December 31, 2007 to a par value of $28.6 million without the recognition of a material loss. However, it could take until final maturity of the ARS to realize the par value of our remaining ARS investments. In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity, a buyer is found outside the auction process, or the securities mature.

As of September 30, 2011, we held a total of $25.1 million in fair market value of ARS, reflecting a reduction in value of approximately $3.5 million from the par value of these securities of approximately $28.6 million. As of September 30, 2011, all of our ARS were municipal bonds with an auction reset feature and were classified as available-for-sale. The majority of our ARS portfolio was rated AAA as of September 30, 2011 by at least one of the major securities rating agencies and was primarily collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. As of September 30, 2011, all of our ARS continue to pay interest according to their stated terms.

In October 2011, one of our ARS  investments with a par value of $3.5 million was redeemed by the issuer. In accordance with the terms of the offer, the issuer purchased the security from us at par value, which was paid to us in October 2011.

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

Cash flows from operating activities

During the nine months ended September 30, 2011, our use of $42.1 million of cash in operations was attributable principally to our net loss of approximately $58.5 million, adjusted for the following:

•                  Non-cash operating items of $13.1 million, including equity-based compensation expense, depreciation, amortization, and other non-cash items;

•                  A decrease of $4.3 million in prepaid assets and inventories;

•                  An increase of $5.1 million in accounts payable and accrued expenses; and

•                  A decrease in deferred revenues and other operating assets and liabilities of $6.1 million, which reflect timing differences between the receipt and payment of cash associated with certain transactions and the recognition of such amounts in our results of operations.

Our net loss of $58.5 million for the nine months ended September 30, 2011 was primarily the result of commercialization expenses, including marketing and promotion costs, compensation and other expenses, research and development costs, including costs associated with clinical trials, and general and administrative costs, partially offset by net product sales and collaboration revenues.

Cash flows from investing activities

Cash provided by investing activities was $5.0 million during the nine months ended September 30, 2011 and was primarily attributable to proceeds from the sales and maturities of our investments partially offset by purchases of investments.

Business Development Activities

In July 2011, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Alamo Acquisition Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, or Merger Sub, and Allos Therapeutics, Inc., or Allos, which was amended in August 2011. In October, 2011, pursuant to the terms of the Merger Agreement, we terminated the Merger Agreement and paid Allos an expense reimbursement amount equal to $2.0 million in connection with such termination, which will be recorded as an expense in our condensed consolidated statement of operations in the fourth quarter of 2011.

Contractual Obligations

Under the terms of the Merger Agreement, we are required to pay Allos a termination fee of $14.0 million (less the $2.0 million expense reimbursement fee we paid Allos in October 2011) in the event that we enter into certain acquisition transactions on or prior to October 21, 2012 or such a transaction is consummated on or before such date. Other than this termination fee, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition related to product sales and collaboration agreements, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment and determining values of investments, reserves for doubtful accounts, accrued expenses, reserves for legal matters, income taxes and equity-based compensation expense. Actual results could differ materially from those estimates. In making these estimates and assumptions, management employs critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no changes to these critical accounting policies and estimates since December 31, 2010 that materially impacted our financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. This ASU updates existing guidance to amend fair value measurements and related disclosures. ASU 2011-04 relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards, or IFRS, and U.S. generally accepted accounting principles, or GAAP. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The ASU also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this ASU to have an impact on our condensed consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of Accounting Standards Codification 605-25 (previously included within Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was generally deferred until all of the items were delivered or fair value was determined. This new approach became effective prospectively for revenue arrangements entered into or materially modified beginning on January 1, 2011. The initial adoption of this guidance did not have any impact on our condensed consolidated financial statements; however, it will likely impact us if we enter into any future transactions involving multiple deliverables or if we enter into any material modifications to any of our existing collaborations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2011, our short- and long-term investments equaled $175.2 million and were invested primarily in corporate debt securities, U.S. treasury and government agency securities, commercial paper and ARS. These investments are subject to interest rate risk and will fall in value if market interest rates increase. However, even if market interest rates for comparable investments were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at September 30, 2011, this would have resulted in a hypothetical decline in fair value of our investments, excluding ARS, which are described below, of approximately $0.6 million.

At September 30, 2011, we held a total of $25.1 million in fair market value of ARS, reflecting an unrealized loss of approximately $3.5 million compared to the par value of these securities of approximately $28.6 million. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. As a result of the lack of observable ARS market activity since that time, we use a discounted cash flow analysis to value these securities as opposed to valuing them at par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. Based upon this methodology, we have estimated the fair value of our ARS that we do not intend to sell prior to recovery to be $21.6 million at September 30, 2011 and have recorded the $3.5 million decline in value as an unrealized loss related to our ARS to accumulated other comprehensive loss as of September 30, 2011.

In October 2011, one of our ARS investments with a par value of $3.5 million was redeemed by the issuer. In accordance with the terms of the offer, the issuer purchased the security from us at par value, which was paid to us in October 2011.

We believe there are several significant assumptions that are utilized in our ARS valuation analysis, the two most critical of which are the discount rate and the average expected term. Holding all other factors constant, if we were to increase the discount rate utilized in our ARS valuation analysis by 50 basis points, or one-half of a percentage point, this change would have the effect of reducing the fair value of our ARS by approximately $0.4 million as of September 30, 2011. Similarly, holding all other factors constant, if we were to increase the average expected term utilized in our fair value calculation by one year, this change would have the effect of reducing the fair value of our ARS by approximately $0.7 million as of September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings related to Allos

Between July 21, 2011 and August 15, 2011, nine putative class action lawsuits were filed against us, Allos, members of the Allos board of directors and our Board, and Alamo Acquisition Sub., Inc., or Merger Sub, arising out of the then proposed merger between us and Allos. Two lawsuits were filed in the United States District Court for the District of Colorado entitled Radmore/Salem v. Allos Therapeutics, Inc. and Everage v. Allos Therapeutics, Inc., or the Colorado Federal Court Actions. Four lawsuits were filed in the Court of Chancery of the State of Delaware, one of which (entitled Everage v. Berns) was voluntarily dismissed on July 27, 2011, and two of which (entitled Lam v. Allos Therapeutics, Inc. and Mulligan v. Allos Therapeutics, Inc.) were consolidated, or the Delaware Action. The fourth action in Delaware is Gaines v. Narachi, or the Gaines Action. Three lawsuits, entitled Nunn v. Berns, Stevens v. Hoffman, and Hannon v. Allos Therapeutics, Inc., were filed in Jefferson County District Court for the State of Colorado and subsequently consolidated, or the Colorado State Court Action. With the exception of The Gaines Action, which is described below, these lawsuits name members of the Allos board of directors, as well as Allos, us, and Merger Sub as defendants, and generally allege that the Allos directors breached their fiduciary duties to Allos’ stockholders in connection with the Merger Agreement by agreeing to an unfair price, conducting a flawed sales process, enacting preclusive deal protection devices, engaging in self-dealing, and failing to disclose material information (relating to Allos’ and our financial projections, the fairness opinions of J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, and the background of the then proposed transaction) in the joint proxy statement filed by us and Allos. These lawsuits further claim that we, Allos and Merger Sub aided and abetted those alleged breaches of fiduciary duty. In general, these lawsuits seek damages and injunctive relief, including an award of attorneys’ fees and costs, in addition to other relief.

On October 21, 2011, our shareholders voted against consummation of the then proposed transaction. That same day, plaintiffs in The Colorado Federal Actions voluntarily dismissed their cases without prejudice. On October 25, 2011, plaintiffs in The Colorado State Court Action voluntarily dismissed their case without prejudice. Therefore, as of November 4, 2011, the only cases still pending are The Delaware Action and The Gaines Action, both of which are described in more detail below.

The Delaware Action. On August 1, 2011, the Delaware Court of Chancery consolidated the Lam and Mulligan cases into In re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714. In early September 2011, the parties to this action stipulated to a briefing schedule on plaintiffs’ anticipated motion for preliminary injunction. Thereafter, plaintiffs filed a motion for preliminary injunction, defendants opposed, and a preliminary injunction hearing was scheduled for October 17, 2011. On October 13, 2011, the parties to The Delaware Action agreed in principle to settle the litigation by executing a memorandum of understanding, or MOU. Under the terms of the MOU, plaintiff, on behalf of Allos shareholders, agreed to release all claims against defendants, and Allos agreed to make certain supplemental disclosures in a Current Report on Form 8-K, which was filed with the U.S. Securities and Exchange Commission on October 14, 2011. The settlement contemplated by the MOU was subject to approval by the Delaware Court of Chancery and contingent on consummation of the merger, which our shareholders did not approve on October 21, 2011. On October 31, 2011 and November 1, 2011, defendants moved to dismiss plaintiffs’ consolidated complaint.

The Gaines Action. On September 20, 2011, plaintiff in the Gaines v. Narachi matter filed an amended complaint which generally alleges that the members of our board of directors breached their fiduciary duties in connection with the then proposed merger with Allos by: (i) failing to maximize shareholder value; (ii) ignoring procedural safeguards in negotiating the then proposed merger; (iii)

negotiating an acquisition in which our stockholders will suffer dilution; (iv) rejecting an allegedly superior buy-out proposal from MSMB Capital Management LLC; and (v) disseminating a supposedly false and misleading proxy statement. This action seeks damages and injunctive relief, including an award of attorneys’ fees and costs, in addition to other relief. In late September 2011, plaintiff Gaines filed a motion for expedited proceedings and a motion for preliminary injunction, which defendants opposed. On September 27, 2011, the Court heard the motion and subsequently denied plaintiff’s request for expedited proceedings. Thereafter, plaintiff filed a motion for reconsideration of the September 30, 2011 order to consider the sole issue as to whether the free cash flow projections used by Morgan Stanley & Co. LLC in its discounted cash flow analysis should be disclosed. Defendants opposed the reconsideration motion, but the court granted it and scheduled a preliminary injunction hearing for October 17, 2011 on this one issue. On October 14, 2011, we voluntarily disclosed the requested free cash flow projections in a Current Report on Form 8-K. As a result, plaintiff’s preliminary injunction motion, and request for relief thereunder, is now moot. On November 1, 2011, we moved to dismiss plaintiff’s amended complaint.

We believe that the allegations in the above-referenced actions lack merit. We have and will continue to contest them vigorously.

Other Legal Proceedings

On October 29, 2010, the United States Attorney’s Office for the District of Massachusetts issued a Civil Investigative Demand, or CID, pursuant to the False Claims Act, 31 U.S.C. §§ 3729-3733, examining allegations that we caused the submission of false claims to Federal health care programs. The CID required the delivery of documents and the testimony of two current and one former employee of ours. We fully cooperated with the Department of Justice. On February 17, 2011, we were informed by the Department of Justice that it had closed its investigation and that we did not need to further respond to the CID. As the government’s investigation was conducted in connection with a sealed qui tam complaint filed in the District Court of Massachusetts, the United States filed a declination of intervention as well as a request that the plaintiff-relator’s qui tam complaint be unsealed, which the Court granted on February 22, 2011. The qui tam complaint, which lists us and Liberty Dialysis, LLC as defendants, alleges that we violated the False Claims Act and similar statutes in 28 states through improperly marketing Feraheme for off-label use. On July 18, 2011 the plaintiff-relator filed a Notice of Voluntary Dismissal with prejudice and on July 19, 2011 the United States filed a Notice of Consent to Relator’s Voluntary Dismissal of Relator’s Complaint without prejudice. On July 22, 2011, the District Court of Massachusetts terminated the case.

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Executive Vice President and Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11, 2011, the Court issued an Opinion and Order dismissing the SAC in its entirety for failure to state a claim upon which relief could be granted. A separate Order of Dismissal was filed on August 15, 2011. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the First Circuit, or the Court of Appeals. By Order issued by the Court of Appeals dated

October 26, 2011, plaintiffs brief is due on December 5, 2011, with responding briefs due on January 4, 2012. Plaintiffs reply brief is due on January 18, 2012.

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

We have a history of significant operating losses, and we may not be profitable in the future, and if we do attain profitability, such profitability may not be sustainable. In the past, we have financed our operations primarily from the sale of our equity securities, cash generated by our investing activities, and payments from our strategic partners. As of September 30, 2011, we had an accumulated deficit of approximately $421.3 million. Our losses were primarily the result of costs incurred in research and development, including costs associated with our Feraheme and other development programs, costs associated with maintaining our sales and marketing infrastructure, and other selling, general and administrative costs. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an intravenous, or IV, iron replacement therapeutic for use in CKD patients in the U.S., to further develop Feraheme for the treatment of iron deficiency anemia, or IDA, in a broad range of patients and to obtain regulatory approval for Feraheme in countries outside of the U.S. As a result, we will need to generate sufficient revenues in future periods to achieve and maintain profitability. We anticipate that the vast majority of any revenue we generate in the near future will be from sales of Feraheme as an IV iron replacement therapeutic agent for use in CKD patients in the U.S. We have never independently marketed or sold any products prior to Feraheme, and we may not be successful in marketing or selling Feraheme. If we are not successful in marketing and selling Feraheme, if revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our business, results of operations and financial condition could be materially adversely affected. In addition, if we are unable to achieve, maintain or increase profitability on a quarterly or annual basis, the market price of our common stock may decline.

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

Feraheme competes with several other IV iron replacement therapies in the U.S., including Venofer®, which is marketed in the U.S. by Fresenius Medical Care North America and American Regent Laboratories, Inc., or American Regent, a subsidiary of Luitpold Pharmaceuticals, Inc., or Luitpold, Ferrlecit®, which is marketed by Sanofi-Aventis U.S. LLC, Nulecit™, a generic version of Ferrlecit®, which is marketed by Watson Pharmaceuticals, Inc., or Watson, INFeD®, an iron dextran product marketed by Watson, and Dexferrum®, an iron dextran product marketed by American Regent. Feraheme may not receive the same level of market acceptance as these competing iron replacement therapy products, especially since most of these products have been on the market longer and are currently widely used by physicians. We may not be able to convince physicians and other healthcare providers or payers to switch from using the other IV iron therapeutic products to Feraheme. The iron replacement therapy market is highly sensitive to several factors including, but not limited to, the actual and perceived safety profile of the available products, the ability to obtain appropriate insurance coverage, coding and reimbursement, price competitiveness, and product characteristics such as convenience of administration and dosing regimens. To date, we have not completed any head-to-head clinical studies comparing Feraheme to other IV iron replacement products.

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

In addition to the foregoing currently marketed products, there are several iron replacement therapy products in various stages of clinical and commercial development in the U.S. and abroad, including Monofer® (iron isomaltoside 1000), an injectable iron preparation, which is currently approved in 22 European countries for the treatment of IDA, Injectafer®, which is known as Ferinject® in Europe and is approved for marketing in 35 countries worldwide, including 30 countries in Europe. In October 2011, Luitpold submitted a NDA to the FDA for Injectafer® for the treatment of IDA. If either of these product candidates are approved for marketing and sale in the U.S., our efforts to market and sell Feraheme in the U.S. and our ability to generate additional revenues and achieve profitability could be adversely affected.

We have limited experience independently commercializing a pharmaceutical product, and any failure on our part to effectively execute our Feraheme commercial plans, particularly in light of our recent restructuring, would have a severe adverse impact on our business.

Prior to our commercialization of Feraheme, we had never independently marketed or sold a drug product as we had relied on our corporate partners to market and sell our previously approved products. We have an internal sales and marketing infrastructure to market and sell Feraheme in the U.S., and if we are unsuccessful in maintaining an effective sales and marketing function or experience a high level of turnover, then the commercialization of Feraheme could be severely impaired. In November 2011, we reduced our workforce by approximately 25%  of our positions as part of an overall corporate restructuring, including certain positions within our sales and marketing functions. In November 2011, we also announced the departure of our chief executive officer and our chief commercial officer. This workforce reduction, together with the departure of our chief executive officer and our chief commercial officer, or any future reductions or departures, could harm our ability to attract and retain qualified personnel, which could prevent us from successfully commercializing Feraheme, impair our ability to maintain sales levels and/or impair our ability to support potential sales growth and sales of Feraheme for any additional indications we may commercialize in the future. Any failure by us to successfully execute our commercialization plans for Feraheme could have a material adverse impact on our ability to generate revenues, our ability to achieve profitability, and the future prospects for our business.

Our recent corporate restructuring may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business, all of which could have a material adverse effect on our business.

As a result of the November 2011 reduction in our workforce, we currently estimate that we will record restructuring charges of approximately $3.2 million, which are expected to be recorded primarily in the fourth quarter of 2011. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated benefits, savings or improvements in our cost structure in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.

Our restructuring plan may also be disruptive to our operations. For example, cost saving measures may distract management from our core business, harm our reputation, or yield unanticipated consequences, such as attrition beyond planned reductions in workforce, increased difficulties in our day-to-day operations, reduced employee productivity and a deterioration of employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing and developing Feraheme, impair our ability to maintain sales levels and/or support potential sales growth, and could result in unexpected delays in our development programs and our anticipated regulatory filings, including our planned supplemental New Drug Application, or sNDA, for Feraheme for a broad IDA indication.

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

•                  Any adverse impact of our recently announced corporate restructuring on our ability to execute our ongoing or planned clinical trials effectively and prepare and file the necessary sNDA for Feraheme for the broad IDA indication in a timely manner;

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

In order for Takeda Pharmaceutical Company Limited, or Takeda, 3SBio Inc., or us to market and sell Feraheme in any country outside of the U.S. for any indication, it will be necessary to obtain regulatory approval from the appropriate regulatory authorities, which approval must include approval of our proposed manufacturing processes and facilities. The requirements and timing for regulatory approval vary widely from country to country and may in some cases be different than or more rigorous than requirements in the U.S. For example, in January 2011, we received a Notice of Non-Compliance from the Therapeutic Products Directorate of Health Canada, or Health Canada, which contained concerns focused mainly on chemistry, manufacturing, and control and preclinical toxicology issues. Health Canada requested, among other things, additional information on polyglucose sorbitol carboxymethylether, or PSC, a material used in the manufacture of Feraheme, including information related to pre-clinical safety of PSC and the manufacturing processes and controls related to the incorporation of PSC. We may not be able to adequately address all of the concerns raised in Notice of Non-Compliance in a timely manner, which could delay or prevent approval of Feraheme in Canada. In addition, our June 2010 Marketing Authorization Application submitted to the European Medicines Agency, or EMA, for the approval of Feraheme for the treatment of IDA in CKD patients, is largely supported by data from the clinical trials we conducted to support our U.S. NDA filing for the approval of Feraheme for the treatment of IDA in CKD patients. The EMA may require us to perform additional studies or provide additional data in order to obtain regulatory approval for any indication in the European Union, or EU. In addition, any adverse regulatory action taken by the FDA with respect to Feraheme in the U.S. may affect the regulatory requirements or decisions made by certain foreign regulatory bodies with regard to the regulatory approval of Feraheme outside of the U.S.

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

•                  The magnitude of costs incurred in connection with business development activities;

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

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $12.65 and $19.48 in the fifty-two week period through November 2, 2011. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, many of which are beyond our control, may have a significant impact on the market price of our common stock. Factors which may affect the market price of our common stock include, among others:

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

We estimate that our cash resources as of September 30, 2011, combined with cash we currently expect to receive from sales of Feraheme and from earnings on our investments, will be sufficient to finance our currently planned operations for at least the next twelve months. Thereafter, we may require additional funds or need to establish additional alternative strategic arrangements to execute our business plans. We may seek needed funding through additional arrangements with collaborative partners or through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.

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

As of September 30, 2011, we had $75.8 million in cash and cash equivalents, $153.6 million in short-term investments, and $21.6 million in long-term investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may continue to be exacerbated by the U.S. and global financial crisis which has been occurring over the past several years. The ongoing disruptions in the credit and financial markets have negatively affected many industries, including those in which we invest, and we may realize losses in the fair value of certain of our investments or a complete loss of these investments, which would have an adverse effect on our results of operations, liquidity and financial condition.

As of September 30, 2011, we held a total of $25.1 million in fair market value of ARS reflecting a reduction in value of approximately $3.5 million from the par value of these securities of approximately $28.6 million. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. Since that time, the continued uncertainty in the credit markets has caused almost all additional auctions with respect to our ARS to fail and prevented us from liquidating certain of our holdings of ARS because the amount of these securities submitted for sale has exceeded the amount of purchase orders for these securities. These auctions may continue to fail indefinitely, and there could be a further decline in value of these securities or any other securities, which may ultimately be deemed to be other-than-temporary. In the future, should we determine that these declines in value of ARS are other-than-temporary, we will recognize the credit-related portion of the loss to our condensed consolidated statement of operations, which could be material. In addition, failed auctions will adversely impact the liquidity of our investments.

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

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of the sale of shares of our common stock in our January 2010 public offering, or other past or future transactions involving our common stock.

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

In addition to FDA and related regulatory requirements, we are subject to extensive additional Federal, state and foreign healthcare regulation, which includes but is not limited to, the Federal False Claims Act, the Federal Anti-Kickback Statute and the Foreign Corrupt Practices Act. False claims laws prohibit anyone from knowingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, false or fraudulent claims for reimbursed drugs or services, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug, that is reimbursed by a state or federal program. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry, but we cannot guarantee that we, our employees, our consultants or our contractors are or will be in compliance with all federal, state and foreign regulations. If we or our representatives fail to comply with any of these laws or regulations, a range of fines, penalties and/or other sanctions could be imposed on us, including, but not limited to, restrictions on how we market and sell Feraheme, significant fines, exclusions from government healthcare programs, including Medicare and Medicaid, litigation, or other sanctions. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

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

Because of the specialized nature of our business, our success depends to a significant extent on the continued service of our executive officers and on our ability to continue to attract, retain and motivate qualified sales, manufacturing, managerial, scientific, and medical personnel. We have entered into employment agreements with our senior executives but such agreements do not guarantee that these executives will remain employed by us for any significant period of time, or at all. There is intense competition for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. In addition, in November 2011, we announced a corporate restructuring, including a workforce reduction plan, which includes an approximate 25% reduction in positions. In addition, in November 2011, we also announced the departure of our chief executive officer and our chief commercial officer. This workforce reduction and executive departures, any future reduction or departures, could harm our ability to attract and retain qualified key personnel. If we are unable to attract such personnel, or we lose the services of our key personnel for any reason, our Feraheme development and commercialization efforts could be adversely impacted. Our failure to attract and retain such personnel or to develop such expertise could impose significant limits on our business operations and hinder our ability to successfully and efficiently commercialize Feraheme and complete our development projects.

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

An adverse determination in any future lawsuits in which we are a defendant, could have a material adverse affect on us.

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments et. al.v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11, 2011, the Court issued an Opinion and Order dismissing the SAC in its entirety for failure to state a claim upon which relief could be granted. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the First Circuit. Whether or not the plaintiff’s appeal is successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

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

As a result of the termination of our merger agreement with Allos Therapeutics, Inc. or Allos, we may be required to pay Allos an additional $12.0 million if a definitive agreement for an acquisition transaction, as defined in the Agreement and Plan of Merger and Reorganization, is entered into on or before October 21, 2012 or such a transaction is consummated on or before such date. Such potential payment could delay or discourage transactions involving an actual or potential change in control of our company.

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

MSMB Capital’s unsolicited, non-binding acquisition proposal and preliminary consent solicitation may distract our management and employees and create uncertainty that may adversely affect our business and results.

On August 2, 2011, MSMB Capital Management LLC, or MSMB Capital, sent a letter to our Board of Directors offering to purchase us for $18.00 per share in cash. MSMB Capital has not provided any evidence of its ability to finance its offer. Additionally, MSMB Capital filed a preliminary consent solicitation statement with the SEC in order to remove and replace all of our current directors with MSMB Capital’s nominees to pursue MSMB Capital’s unsolicited, non-binding acquisition proposal. The review, consideration, and response to MSMB Capital’s efforts to gain control of us requires the expenditure of significant time and resources by us and may be a significant distraction for our management and employees. MSMB Capital’s acquisition efforts may also create uncertainty for our employees, and this uncertainty may adversely affect our ability to retain key employees and to attract new employees. The impact of MSMB Capital’s acquisition efforts due to these or other factors may undermine our business and have a material adverse effect on our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases by us, or any affiliated purchaser, of our equity securities which are registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2011.

Item 6. Exhibits.

(a)                     List of Exhibits

Exhibit Number		Description

31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+    Exhibits marked with a plus sign (“+”) are filed herewith.

++  Exhibits marked with a double plus sign (“++”) are furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAG PHARMACEUTICALS, INC.

By:	/s/ Frank E. Thomas
Frank E. Thomas,
Chief Operating Officer and Interim President and Chief Executive Officer (principal financial and accounting officer and principal executive officer)

Date: November 8, 2011

EXHIBIT INDEX

Exhibit Number		Description

31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+    Exhibits marked with a plus sign (“+”) are filed herewith.

++  Exhibits marked with a double plus sign (“++”) are furnished herewith.