Form 10-Q
period 2012-03-31
AMAG PHARMACEUTICALS INC.
filed 2012-05-03
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of April 27, 2012, there were 21,358,395 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.
FORM 10-Q

PART I.                 FINANCIAL INFORMATION

Item 1.  Financial Statements

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$37,619	$63,474
Short-term investments	162,833	148,703
Accounts receivable, net	6,278	5,932
Inventories	14,255	15,206
Receivable from collaboration	370	428
Prepaid and other current assets	5,740	6,288
Total current assets	227,095	240,031
Property, plant and equipment, net	8,702	9,206
Long-term investments	17,409	17,527
Restricted cash	460	460
Total assets	$253,666	$267,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,398	$3,732
Accrued expenses	27,986	28,916
Deferred revenues	6,346	6,346
Total current liabilities	37,730	38,994
Long-term liabilities:
Deferred revenues	43,672	45,196
Other long-term liabilities	2,341	2,438
Total liabilities	83,743	86,628
Commitments and contingencies (Notes I & J)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 58,750,000 shares authorized; 21,358,395 and 21,306,413 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	213	213
Additional paid-in capital	626,799	625,133
Accumulated other comprehensive loss	(4,765)	(4,842)
Accumulated deficit	(452,324)	(439,908)
Total stockholders’ equity	169,923	180,596
Total liabilities and stockholders’ equity	$253,666	$267,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product sales, net	$13,708	$11,022
License fee and other collaboration revenues	1,753	2,327
Royalties	19	36
Total revenues	15,480	13,385
Costs and expenses:
Cost of product sales	2,646	3,041
Research and development expenses	12,462	13,566
Selling, general and administrative expenses	13,181	19,634
Total costs and expenses	28,289	36,241
Other income (expense):
Interest and dividend income, net	393	560
Gains on investments, net	—	1
Total other income (expense)	393	561
Net loss	$(12,416)	$(22,295)

Net loss per share:
Basic and diluted	$(0.58)	$(1.05)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	21,349	21,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(12,416)	$(22,295)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period, net of tax	77	(111)
Reclassification adjustment for (gains) losses included in net loss	—	—
Net unrealized gains (losses) on securities	77	(111)
Total comprehensive loss	$(12,339)	$(22,406)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(12,416)	$(22,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	551	642
Non-cash equity-based compensation expense	1,685	4,475
Amortization of premium/discount on purchased securities	766	868
Gains on investments, net	—	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(346)	(724)
Inventories	2,131	313
Receivable from collaboration	58	(410)
Prepaid and other current assets	548	1,208
Accounts payable and accrued expenses	(2,463)	(3,508)
Deferred revenues	(1,524)	(1,710)
Other long-term liabilities	(97)	(83)
Total adjustments	1,309	1,070
Net cash used in operating activities	(11,107)	(21,225)

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	37,504	35,327
Purchase of available-for-sale investments	(52,205)	(49,364)
Capital expenditures	(47)	(76)
Net cash used in investing activities	(14,748)	(14,113)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	10
Net cash provided by financing activities	—	10

Net decrease in cash and cash equivalents	(25,855)	(35,328)
Cash and cash equivalents at beginning of the period	63,474	112,646
Cash and cash equivalents at end of the period	$37,619	$77,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

In December 2011, Feraheme was granted marketing approval in Canada for use as an IV iron replacement therapy for the treatment of IDA in adult patients with CKD. In April 2012, the Committee for Medicinal Products for Human Use of the European Medicines Agency issued a positive opinion for ferumoxytol for the treatment of IDA in adult patients with CKD. We expect a final decision on our Marketing Authorization Application by the European Commission in mid-2012. Under an agreement with Takeda Pharmaceutical Company Limited, or Takeda, Takeda has an exclusive license to market and sell Feraheme in Canada and the European Union, or EU. We expect Takeda to launch Feraheme in Canada in the second quarter of 2012 and in the EU, under the trade name Rienso™, in the second half of 2012. In addition, we are currently pursuing a marketing application with Takeda for Feraheme in Switzerland, under the trade name Rienso™, for the treatment of IDA in CKD patients.

GastroMARK®, which is marketed and sold under the trade name Lumirem® outside of the U.S, is our oral contrast agent used for delineating the bowel in magnetic resonance imaging, and is approved and marketed in the U.S., Europe and other countries through our licensees. In April 2012, we entered into an agreement with our U.S. licensee for GastroMARK to terminate that license effective immediately.

We are subject to risks common to companies in the pharmaceutical industry including, but not limited to, our sole dependence on the success of Feraheme, our potential inability to become profitable in the future, the potential development of significant safety or drug interaction problems with respect to Feraheme, uncertainties regarding market acceptance of Feraheme, uncertainties related to patient insurance coverage and third-party reimbursement for Feraheme, uncertainties related to the impact of current and future healthcare initiatives and legislation, competition in our industry, uncertainties related to our recent publicly announced process of evaluating strategic alternatives, our limited experience commercializing and distributing a pharmaceutical product, our dependence on key personnel, our reliance on our licensees to commercialize Feraheme in certain territories outside of the U.S., our potential inability to operate our manufacturing facilities in compliance with current good manufacturing practices, our potential inability to obtain raw or other materials and manufacture sufficient quantities of Feraheme, uncertainty of the regulatory approval process for the broader Feraheme indication, both in and outside of the U.S. or for potential alternative manufacturing facilities and processes, the potential fluctuation of our operating results, our reliance on a limited number of customers, potential differences between actual future results and the estimates or assumptions used by us in preparation of our condensed consolidated financial statements, the volatility of our stock price, our potential inadvertent failure to comply with reporting and payment obligations under government pricing programs, our potential inadvertent failure to comply with the regulations of the FDA or other federal, state or foreign government agencies, uncertainties related to the actions of activist stockholders, uncertainties related to the protection of proprietary technology, potential product liability, potential legislative and regulatory changes, and potential costs and liabilities associated with pending or future litigation.

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

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Interim results are not necessarily indicative of the results of operations for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We hold certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents and short- and long-term investments. The following tables represent the fair value hierarchy as of March 31, 2012 and December 31, 2011 for those assets that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$31,546	$31,546	$—	$—
Corporate debt securities	97,581	—	97,581	—
U.S. treasury and government agency securities	58,270	—	58,270	—
Commercial paper	6,982	—	6,982	—
Auction rate securities	17,409	—	—	17,409
	$211,788	$31,546	$162,833	$17,409

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$55,995	$55,995	$—	$—
Corporate debt securities	94,626	—	94,626	—
U.S. treasury and government agency securities	48,086	—	48,086	—
Commercial paper	5,991	—	5,991	—
Auction rate securities	17,527	—	—	17,527
	$222,225	$55,995	$148,703	$17,527

With the exception of our auction rate securities, or ARS, which are valued using Level 3 inputs, as discussed below, and our money market funds, the fair value of our investments is primarily determined from independent pricing services which use Level 2 inputs to determine fair value. Independent pricing services normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analyses of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of either March 31, 2012 or December 31, 2011. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the three months ended March 31, 2012.

We also analyze when the volume and level of activity for an asset or liability have significantly decreased and when circumstances indicate that a transaction may not be considered orderly. In order to determine whether the volume and level of activity for an asset or liability have significantly decreased, we assess current activity as compared to normal market activity for the asset or liability. We rely on many factors such as trading volume, trading frequency, the levels at which market participants indicate their willingness to buy and sell our securities, as reported by market participants, and current market conditions. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if there has been a significant decrease in the volume and level of activity for an asset, group of similar assets or liabilities. Similarly, in order to identify transactions that are not orderly, we take into consideration the activity in the market which can influence the determination and occurrence of an orderly transaction. Also, we inquire as to whether there may have been restrictions on the marketing of the security to a single or limited number of participants. Where possible, we assess the financial condition of the seller to determine whether observed transactions may have been forced. If there is a significant disparity between the trading price for a security held by us as compared to the trading prices of similar recent transactions, we consider whether this disparity is an indicator of a disorderly trade. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if the evidence suggests that a transaction or group of similar transactions is not orderly. Based upon these procedures, we determined that market activity for our non-ARS assets appeared normal and that transactions did not appear disorderly as of March 31, 2012.

Because there is currently no active market for trading the ARS that we hold, we value these securities using a discounted cash flow model. The assumptions used in preparing this model consist of unobservable inputs, including estimates for interest rates, timing and amount of cash flows and the average expected term over which we expect our ARS to be outstanding. In the process of developing these assumptions, we review the characteristics of each individual ARS, including the frequency of coupon payments, the credit rating of the individual security, the quality of the underlying collateral, the final maturity of each security, the approximate repayment time for student loans underlying the security and any pre-maturity redemption or prepayments for comparable securities. We prepare a discounted cash flow model for three expected term scenarios and then apply a weighted average probability formula to each scenario. We estimate the amount of cash flows for each security by utilizing market forecasts of interest rates to calculate the maximum amount of future interest payments. We then apply a discount rate to these estimated cash flows in order to arrive at a discounted cash flow value for each ARS. We calculate this discount rate by using a base index plus two additional factors which address the current lack of liquidity in the ARS market and the difference in credit risk associated with the specific ARS that we own. A significant increase or decrease in the interest rates used to forecast expected cash flows would result in a significantly higher or lower fair value measurement of our ARS. A significant increase or decrease in the discount rate used to discount these cash flows would result in a significantly lower or higher fair value measurement of our ARS. A significant increase or decrease in the expected term assumption would result in a significantly lower or higher fair value measurement.

The following table provides quantitative information on the unobservable inputs of our fair value measurements for our Level 3 assets for the three months ended March 31, 2012 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Estimated Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Auction rate securities	$17,409	Discounted cash flow	Coupon rate (%)	0.55% - 1.72% (0.85%)
			Discount rate (%)	4.00% - 7.00% (5.14%)
			Expected term (in years)	3 - 10 (4.7)

The following table provides a rollforward of Level 3 assets for the three months ended March 31, 2012 (in thousands):

Three Months Ended March 31, 2012
Balance at beginning of period	$17,527
Transfers to Level 3	—
Total gains (losses) (realized or unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(18)
Purchases, issuances, sales and settlements:
Purchases	—
Issuances	—
Sales	—
Settlements	(100)
Balance at end of period	$17,409

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—

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

We record product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organization, or GPO, fees, and product returns as a reduction of revenue in our condensed consolidated statement of operations at the time product sales are recorded. Calculating these gross-to-net sales adjustments involves estimates and judgments based primarily on actual Feraheme sales data, forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others, and other market research. In addition, we also monitor our distribution channel to determine whether additional allowances or accruals are required based on inventory in our sales channel. An analysis of our product sales allowances and accruals for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Product sales allowances and accruals
Discounts and chargebacks	$5,892	$2,220
Government and other rebates	1,460	2,534
Returns	(266)	299
Total provision for product sales allowances and accruals	$7,086	$5,053

Total gross product sales	$20,794	$16,075

Total provision for product sales allowances and accruals as a percent of total gross product sales	34%	31%

Product sales allowances and accruals are primarily comprised of both direct and indirect fees, discounts and rebates and provisions for estimated product returns. Direct fees, discounts and rebates are contractual fees and price adjustments payable to wholesalers, specialty distributors and other customers that purchase products directly from us. Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as certain physicians, clinics, hospitals, GPOs, and dialysis organizations that typically do not purchase products directly from us but rather from wholesalers and specialty distributors. In accordance with guidance related to accounting for fees and consideration given by a vendor to a customer, including a reseller of a vendor’s products, these fees, discounts and rebates are presumed to be a reduction of the selling price of Feraheme. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities and are recorded in the same period that the related revenue is recognized. We estimate product sales allowances and accruals using either historical, actual and/or other data, including estimated patient usage, applicable contractual rebate rates, contract performance by the benefit providers, other current contractual and statutory requirements, historical market data based upon experience of Feraheme and other products similar to Feraheme, specific known market events and trends such as competitive pricing and new product introductions and current and forecasted customer buying patterns and inventory levels, and the shelf life of Feraheme. As part of this evaluation, we also review changes to federal and other legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale.

We generally offer our wholesalers, specialty distributors and other customers a limited right to return product purchased directly from us, principally based on the product’s expiration date which, once packaged, is currently four years. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. We evaluate our estimated product returns rate each period based on the historical return patterns and known or expected changes in the marketplace. Due to the extended period between the sale of Feraheme and when the limited right of return is allowable, which could be several years, we currently have limited actual returns data and therefore are not able to solely rely on our actual returns experience. During the first quarter of 2012, we reversed approximately $0.5 million of previously reserved product returns allowance due to the lapse of the product return period on certain manufactured Feraheme lots that carried a two year expiration period. As a result, the product returns reserve against gross sales for the three months ended March 31, 2012 was ($0.3) million as compared to $0.3 million in the three months ended March 31, 2011.

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. As of March 31, 2012, our cash, cash equivalents and investments amounted to approximately $217.9 million. We currently invest our excess cash primarily in U.S. government and agency money market funds, and investments in corporate debt securities, U.S. treasury and government agency securities, commercial paper and ARS. As of March 31, 2012 we had approximately $31.5 million of our total $37.6 million cash and cash equivalents balance invested in institutional money market funds, of which $16.0 million was invested in a single fund, which is collateralized solely by U.S. treasury and government agency securities.

Our operations are located solely within the U.S. We are focused principally on developing, manufacturing, and commercializing Feraheme. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
AmerisourceBergen Drug Corporation	45%	38%
McKesson Corporation	20%	18%
Cardinal Health, Inc.	15%	13%
Takeda Pharmaceuticals Company Limited	11%	17%

In addition, approximately 35% of our end-user demand during the three months ended March 31, 2012 was generated by members of a single GPO with which we have contracted. Revenues from customers outside of the U.S. amounted to approximately 11% and 18% of our total revenues for the three months ended March 31, 2012 and 2011, respectively, and were principally related to collaboration revenue recognized in connection with our collaboration agreement with Takeda, which is based in Japan.

C.    Investments

As of March 31, 2012 and December 31, 2011, the combined total of our short- and long-term investments equaled $180.2 million and $166.2 million, respectively, and consisted of securities classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in debt and equity securities.

The following is a summary of our short- and long-term investments as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$53,623	$120	$(21)	$53,722
Due in one to three years	43,795	93	(29)	43,859
U.S. treasury and government agency securities
Due in one year or less	17,474	72	(1)	17,545
Due in one to three years	40,584	159	(18)	40,725
Commercial paper
Due in one year or less	3,999	—	(1)	3,998
Due in one to three years	2,992	—	(8)	2,984
Total short-term investments	$162,467	$444	$(78)	$162,833

Long-term investments:
Auction rate securities
Due after five years	19,800	—	(2,391)	17,409
Total long-term investments	$19,800	$—	$(2,391)	$17,409

Total short and long-term investments	$182,267	$444	$(2,469)	$180,242

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$74,687	$81	$(115)	$74,653
Due in one to three years	19,950	73	(50)	19,973
U.S. treasury and government agency securities
Due in one year or less	26,770	67	(7)	26,830
Due in one to three years	21,028	228	—	21,256
Commercial paper
Due in one year or less	5,997	—	(6)	5,991
Total short-term investments	$148,432	$449	$(178)	$148,703

Long-term investments:
Auction rate securities
Due after five years	19,900	—	(2,373)	17,527
Total long-term investments	$19,900	$—	$(2,373)	$17,527

Total short and long-term investments	$168,332	$449	$(2,551)	$166,230

Auction Rate Securities

As of March 31, 2012, we held a total of $17.4 million in fair market value of ARS, reflecting a reduction of approximately $2.4 million from the par value of these securities of approximately $19.8 million. As of March 31, 2012, all of our ARS were municipal bonds with an auction reset feature and were classified as available-for-sale. The majority of our ARS portfolio was rated AAA as of March 31, 2012 by at least one of the major securities rating agencies and was primarily collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. As of March 31, 2012, all of our ARS continue to pay interest according to their stated terms.

In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions since that time. As a result of the lack of significant observable ARS market activity since February 2008, we use a discounted cash flow methodology to value these securities as opposed to valuing them at their par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. In addition, for all available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. In the event that we intend to sell a security, or may be required to do so, the decline in fair value of the security would be deemed to be other-than-temporary and the full amount of the unrealized loss would be recorded in our condensed consolidated statement of operations as an impairment loss. Regardless of our intent to sell a security, we perform additional analyses on all securities with unrealized losses to evaluate whether there could be a credit loss associated with the security. Based on the methodology and the analysis above, we have estimated the fair value of our ARS to be $17.4 million and have recorded the $2.4 million reduction in fair value as an unrealized loss to accumulated other comprehensive loss as of March 31, 2012.

Due to our belief that the market for ARS will likely take in excess of twelve months to fully recover, we have classified our portfolio of ARS as long-term investments in our condensed consolidated balance sheet as of March 31, 2012. We believe that the impairment related to our ARS is primarily attributable to the lack of liquidity of these investments, coupled with the ongoing uncertainty in the credit and capital markets, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. All of our ARS have final maturity dates which occur approximately 20 to 35 years in the future. We believe we will ultimately be able to liquidate our investments in ARS without significant loss prior to their maturity dates primarily due to the collateral securing most of our ARS. However, it could take until final maturity of the ARS to realize the par value of our remaining ARS investments. As a result, we believe the decline in value of our ARS is a temporary impairment and similarly, any future fluctuation in fair value related to our ARS that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future unrealized loss is other-than-temporary, we will record a charge to our condensed consolidated statement of operations. In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity, a buyer is found outside the auction process, or the securities mature. In the event we are forced to seek a buyer outside the auction process, we may realize a significant loss on the sale of these securities. In addition, as part of our determination of the fair value of our investments, we consider credit ratings provided by independent investment rating agencies as of the valuation date. These ratings are subject to change, and we may be required to adjust our future valuation of these ARS which may adversely affect the value of these investments. Based upon the various analyses described above, we did not recognize any unrealized credit losses related to our securities during the three months ended March 31, 2012.

Impairments and Unrealized Gains and Losses on Investments

The following is a summary of the fair value of our investments with unrealized losses that are deemed to be temporarily impaired and their respective gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$23,682	$(50)	$—	$—	$23,682	$(50)
U.S. treasury and government agency securities	14,937	(19)	—	—	14,937	(19)
Commercial paper	6,982	(9)	—	—	6,982	(9)
Auction rate securities	—	—	17,409	(2,391)	17,409	(2,391)
	$45,601	$(78)	$17,409	$(2,391)	$63,010	$(2,469)

	December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$34,097	$(161)	$4,124	$(4)	$38,221	$(165)
U.S. treasury and government agency securities	8,841	(7)	—	—	8,841	(7)
Commercial paper	5,991	(6)	—	—	5,991	(6)
Auction rate securities	—	—	19,900	(2,373)	19,900	(2,373)
	$48,929	$(174)	$24,024	$(2,377)	$72,953	$(2,551)

We did not recognize any other-than-temporary impairment losses in our condensed consolidated statements of operations related to our securities during either as of March 31, 2012 or 2011. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and which may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

Realized Gains and Losses on Investments

Gains and losses are determined on the specific identification method. Realized gains were insignificant during both the three months ended March 31, 2012 and 2011.

D.            Accounts Receivable

Our accounts receivable were $6.3 million and $5.9 million as of March 31, 2012 and December 31, 2011, respectively, and primarily represented amounts due from wholesalers and distributors to whom we sell Feraheme directly. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts. Reserves for other sales-related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in our condensed consolidated balance sheets.

As part of our credit management policy, we perform ongoing credit evaluations of our customers, and we have not required collateral from any customer. To date, we have not experienced significant bad debts. Accordingly, we have not established an allowance for doubtful accounts at either March 31, 2012 or December 31, 2011. If the financial condition of any of our significant customers was to deteriorate and result in an impairment of its ability to make payments owed to us, an allowance for doubtful accounts may be required which could have a material effect on earnings in the period of any such adjustment.

Customers which represented greater than 10% of our accounts receivable balances as of March 31, 2012 and December 31, 2011were as follows:

	March 31, 2012	December 31, 2011
AmerisourceBergen Drug Corporation	48%	44%
McKesson Corporation	27%	33%
Cardinal Health, Inc.	18%	15%

E.        Inventories

Our major classes of inventories were as follows as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$2,224	$1,892
Work in process	1,758	3,696
Finished goods	10,273	9,618
Total inventories	$14,255	$15,206

Included in work in process and finished goods inventories as of March 31, 2012 and December 31, 2011 was approximately $2.4 million and $3.0 million, respectively, of Feraheme produced in third-party manufacturing facilities and using processes for which we have not yet received regulatory approval. We believe future regulatory approval of these facilities and processes is probable and that this inventory is fully realizable. During the quarter ended March 31, 2012, we wrote-off $0.6 million of pre-approved inventory which we no longer believed was suitable for sale.

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

For the three months ended March 31, 2012 and 2011, we did not recognize any tax expense or benefit due to our continued net operating loss position. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

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

	Three Months Ended March 31,
	2012	2011
Options to purchase shares of common stock	1,717	2,213
Shares of common stock issuable upon the vesting of restricted stock units	679	701
Total	2,396	2,914

The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Net loss	$(12,416)	$(22,295)
Weighted average common shares outstanding	21,349	21,144
Net loss per share:
Basic and diluted	$(0.58)	$(1.05)

H.              Equity-Based Compensation

We currently maintain several equity compensation plans, including our Second Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, our Amended and Restated 2000 Stock Plan, or the 2000 Plan, and our 2010 Employee Stock Purchase Plan.

Second Amended and Restated 2007 Equity Incentive Plan

As of March 31, 2012, we have granted options and restricted stock units covering 4,089,775 shares of common stock under our 2007 Plan, of which 1,534,008 stock options and 286,293 restricted stock units have expired or terminated, and of which 35,338 options have been exercised and 228,525 shares of common stock have been issued pursuant to restricted stock units that became fully vested. The number of options and restricted stock units outstanding under this plan as of March 31, 2012 was 1,326,698 and 678,913, respectively. The remaining number of shares available for future grants as of March 31, 2012 was 1,315,108, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise. All outstanding stock options granted under our 2007 Plan have an exercise price equal to the closing price of a share of our common stock on the grant date and a ten-year term.

Amended and Restated 2000 Stock Plan

As of March 31, 2012, the number of shares underlying outstanding options which were issued pursuant to our 2000 Plan was 390,742. There were no restricted stock units outstanding as of March 31, 2012. In November 2007, the 2000 Plan was succeeded by our 2007 Plan and, accordingly, no further grants may be made under this plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

Equity-based compensation expense

Equity-based compensation expense, excluding amounts that have been capitalized into inventory, for the three months ended March 31, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of product sales	$78	$195
Research and development	422	642
Selling, general and administrative	1,185	3,638
Total equity-based compensation expense	$1,685	$4,475

We reduce the compensation expense being recognized to account for estimated forfeitures, which we estimate based primarily on historical experience. Under the current accounting guidance, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

I.                Commitments and Contingencies

Legal Proceedings

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Executive Vice President and Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11, 2011, the Court issued an Opinion and Order dismissing the SAC in its entirety for failure to state a claim upon which relief could be granted. A separate Order of Dismissal was filed on August 15, 2011. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the First Circuit, or the Court of Appeals. Plaintiffs’ appeal brief was filed on February 1, 2012. The defendants’ responding briefs were filed on March 5, 2012, and the plaintiffs’ reply brief was filed on March 16, 2012. The Court of Appeals has scheduled oral argument on the appeal for May 11, 2012. We are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with this matter, if any, and have therefore not recorded any potential estimated liability as we do not believe that such a liability is probable nor do we believe that a range of loss is currently estimable.

In February 2010, we submitted to FINRA Dispute Resolution, Inc. an arbitration claim against our broker-dealer, Jefferies & Company, Inc., or Jefferies, and two former Jefferies employees, Anthony J. Russo, and Robert A. D’Addario, who managed our cash account with Jefferies. We alleged that Jefferies, Russo and D’Addario wrongfully marketed and sold a balance of $54.1 million in unsuitable ARS to us from September 2007 through January 2008. We further alleged that Jefferies, Russo and D’Addario misrepresented or omitted material facts concerning the nature and risks of ARS, which were inconsistent with our investment objectives to maintain liquidity and flexibility in our portfolio. In February 2012, we entered into a settlement agreement whereby the parties agreed to dismiss all claims related to this matter with prejudice.

We may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us at March 31, 2012. We expense legal costs as they are incurred.

Contractual Obligations

In July 2011, we entered into an Agreement and Plan of Merger and Reorganization, or the Allos Merger Agreement, with Alamo Acquisition Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, and Allos Therapeutics, Inc., or Allos, which was amended in August 2011. In October 2011, pursuant to the terms of the Allos Merger Agreement, we terminated the Allos Merger Agreement and paid Allos an expense reimbursement fee of $2.0 million in connection with such termination. In addition, we will be required to pay Allos a termination fee of $12.0 million (in addition to the $2.0 million expense reimbursement fee we paid to Allos in October 2011) if we enter into a definitive agreement for an Acquisition Transaction, as defined in the Allos Merger Agreement, on or before October 21, 2012 or such a transaction is consummated on or before such date.

J.              Collaborative Agreements

Our commercial strategy includes the formation of collaborations with other pharmaceutical companies to facilitate the sale and distribution of our products, primarily outside of the U.S. As of March 31, 2012, we were a party to the following collaborations:

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

Under the Takeda Agreement, except under limited circumstances, we have retained the right to manufacture Feraheme and, accordingly, are responsible for supply of Feraheme to Takeda at a fixed price per unit, which is capped. We are also responsible for conducting, and bearing the costs related to, certain pre-defined clinical studies with the costs of future modifications or additional studies to be allocated between the parties according to an agreed upon cost-sharing mechanism, which provides for a cap on such costs. In connection with the execution of the Takeda Agreement, we received a $60.0 million upfront payment from Takeda in April 2010, which we recorded as deferred revenue. We may also receive a combination of regulatory approval and performance-based milestone payments, reimbursement of certain out-of-pocket regulatory and clinical supply costs, defined payments for supply of Feraheme, and tiered double-digit royalties on net product sales in the Licensed Territory under the Takeda Agreement. The milestone payments we may be entitled to receive under the agreement could over time equal approximately $220.0 million, including up to an aggregate of $33.0 million upon the commercial launch of Feraheme in Canada and the regulatory approval and commercial launch of Feraheme in the EU. Of the $220.0 million in potential milestone payments, we have determined that any payments which may become due upon approval by certain regulatory agencies will be deemed substantive milestones and, therefore, will be accounted for as revenue in the period in which they are achieved. All remaining milestone payments will be accounted for in accordance with our revenue attribution method for the upfront payment as defined below.

We have determined that the Takeda Agreement includes four deliverables: the license, access to future know-how and improvements to the Feraheme technology, regulatory and clinical research activities, and the manufacturing and supply of product. Pursuant to the accounting guidance in effect when we signed the Takeda Agreement, and which governed revenue recognition on multiple element arrangements, we evaluated the four deliverables under the Takeda Agreement and determined that our obligation to provide manufacturing supply of product meets the criteria for separation and is therefore treated as a single unit of accounting, which we refer to as the supply unit of accounting. Further, we concluded that the license is not separable from the undelivered future know-how and technological improvements or the undelivered regulatory and clinical research activities. Accordingly, these deliverables are being combined and also treated as a single unit of accounting, which we refer to as the combined unit of accounting.

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

Under the terms of the Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs associated with carrying out our regulatory and clinical research activities under the collaboration agreement. Because we are acting as the principal in carrying out these services, any reimbursement payments received from Takeda will be recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations to match the costs that we incur during the period in which we perform those services.

Revenues related to the combined unit of accounting and any reimbursement revenues are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations. During the three months ended March 31, 2012, we recorded $1.5 million associated with the upfront payment and $0.2 million associated with other reimbursement revenues received from Takeda. Payments to be received for supply of the drug product and royalties will be recorded in product sales and royalties in our condensed consolidated statement of operations.

3SBio

In 2008, we entered into a Collaboration and Exclusive License Agreement, or the 3SBio License Agreement, and a Supply Agreement, or the 3SBio Supply Agreement, with 3SBio for the development and commercialization of Feraheme as an IV iron replacement therapeutic agent in China. The 3SBio License Agreement grants 3SBio an exclusive license for an initial term of thirteen years to develop and commercialize Feraheme as a therapeutic agent in China for an initial indication for the treatment of IDA in patients with CKD, and an option to expand into additional therapeutic indications. In consideration of the grant of the license, we received an upfront payment of $1.0 million, the recognition of which has been deferred and is being recognized under the proportional performance methodology as we supply

Feraheme to 3SBio over the thirteen year initial term of the agreement. We are eligible to receive certain other specified milestone payments upon regulatory approval of Feraheme in China for CKD and other indications. We are also entitled to receive tiered royalties of up to 25% based on net sales of Feraheme by 3SBio in China. We retained all manufacturing rights for Feraheme under these agreements. In addition, pursuant to the 3SBio Supply Agreement, 3SBio has agreed to purchase from us, and we have agreed to supply to 3SBio, Feraheme at a predetermined supply price for use in connection with 3SBio’s development and commercialization obligations described above for so long as the 3SBio License Agreement is in effect. To date we have not provided 3SBio with any commercial product under this agreement.

K.           Restructuring

In November 2011, we initiated a corporate restructuring, including a workforce reduction plan, which included an approximate 25% reduction in positions. During the fourth quarter of 2011, we recorded $3.5 million of restructuring related costs, primarily related to employee severance and benefits. The workforce reduction was substantially completed by the end of 2011, and we expect that the majority of our restructuring charges will be paid by the end of 2012.

The following table outlines the components of our restructuring expenses which were recorded in operating expenses and current liabilities for the three months ended March 31, 2012 (in thousands):

Three Months Ended March 31, 2012

Accrued restructuring, beginning of period	$2,366
Employee severance, benefits and related costs	85
Payments	(609)
Other adjustments	(79)
Accrued restructuring, end of period	$1,763

L.            Recently Issued and Proposed Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued amended guidance on the presentation of comprehensive income in financial statements. This amendment provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this guidance are effective for interim and annual periods in 2012. We have adopted all provisions of this pronouncement by including other comprehensive income as a part of our condensed consolidated statements of comprehensive loss and such adoption did not have a significant impact on our condensed consolidated financial statements.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurements and related disclosures. This amendment clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs, or Level 3 measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We have adopted all provisions of this pronouncement and such adoption did not have a significant impact on our condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis Of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Examples of forward-looking statements contained in this report include statements regarding the following: our expectation that we will receive a final decision on our Marketing Authorization Application by the European Commission in mid-2012, our expectation that Takeda Pharmaceutical Company Limited, or Takeda, will launch Feraheme in Canada in the second quarter of 2012 and in the European Union in the second half of 2012, our expectation of revenue sources to fund our future operations, our expectations regarding the success of our collaboration with Takeda, including any potential milestone payments or royalties we may receive, our expectation that we will submit our Feraheme Supplemental New Drug Application in the U.S. for the treatment of anemia in all adult patients with iron deficiency anemia in 2012, our expectation that Takeda plans to file a Type II Variation with the European Medicines Agency in 2013 for the treatment of anemia in all adult patients with iron deficiency anemia, the design of our two pediatric studies to be conducted to meet our Pediatric Research Equity Act requirement, our intention to conduct two additional pediatric studies included in our pediatric investigation plan, our plan to conduct a post-approval trial to determine the safety and efficacy of repeat doses of Feraheme for the treatment of iron deficiency anemia and the design of such trial, our plan to conduct a magnetic resonance imaging study to evaluate the potential for iron deposits in the body following treatment with IV iron, our expectation that Feraheme will be sold in the European Union under the trade name Rienso™, our expectation of the timing of a decision from Swissmedic on our Rienso™ Marketing Authorization Application, our statement that our licensee in China, 3SBio Inc., or, 3SBio, plans to begin a Feraheme clinical study in China in 2012, our expectation that sales of GastroMARK® will not materially increase, our expectation that we will manufacture Feraheme drug substance and drug product for use in the European Union at our third-party manufacturers, our expectation that the majority of our November 2011 restructuring charges will be paid by the end of 2012, our expectations regarding our future revenues, including expected Feraheme revenues under our Takeda and 3SBio collaborations, our expectation that our reserves as a percentage of gross sales will increase during the remainder of 2012, our expectation regarding future license fee revenues from 3SBio and Takeda, our expectation that our costs of product sales as a percentage of net product sales will remain relatively stable during the remainder of 2012, our expectation that our research and development expenses will decrease during the remainder of 2012, our expectations regarding the amount of external expenses we expect to incur and the timing of our planned research and development projects, our expectation that selling, general and administrative expenses will remain relatively stable during the remainder of 2012, our expectation regarding our dividend and interest income, our expectations regarding our short- and long-term liquidity and capital requirements and our ability to finance our operations, our expectations regarding our future cash flows, our belief that the decline in the value of our auction rate securities is temporary and that we will ultimately be able to liquidate these investments without significant loss, our belief regarding the potential impact of the adoption of newly issued and future accounting guidance on our financial statements, our expectations that our cash and cash equivalents will remain relatively stable as compared to 2011, and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.

Any forward-looking statement should be considered in light of the risks discussed in Part II, Item 1A below under “Risk Factors” in this Quarterly Report on Form 10-Q and in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the United States Securities and Exchange Commission to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in these forward-looking statements.

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

In December 2011, Feraheme was granted marketing approval in Canada for use as an IV iron replacement therapy for the treatment of IDA in adult patients with CKD. In April 2012, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, issued a positive opinion for ferumoxytol for the treatment of IDA in adult patients with CKD. We expect a final decision on our Marketing Authorization Application, or MAA, by the European Commission in mid-2012. Under an agreement with Takeda Pharmaceutical Company Limited, or Takeda, Takeda has an exclusive license to market and sell Feraheme in Canada and the European Union, or EU. We expect Takeda to launch Feraheme in Canada in the second quarter of 2012 and in the EU, under the trade name Rienso™, in the second half of 2012. In addition, we are currently pursuing a marketing application with Takeda for Feraheme in Switzerland, under the trade name Rienso™, for the treatment of IDA in CKD patients.

In November 2011, we announced that we hired Jefferies & Company, Inc., or Jefferies, as our financial advisor to explore whether a sale of our company is a viable strategy for value maximization at this time while we simultaneously establish a solid foundation from which to drive profitability and deliver stockholder value if a sale is not pursued. We are conducting a strategic review with Jefferies to determine the optimal strategy for growth, which involves an evaluation of all business strategies to enhance our portfolio, including in-licensing and acquisition opportunities.

Prior to the FDA approval and commercial launch of Feraheme in 2009, we devoted substantially all of our resources to our research and development programs. Since then, we have incurred substantial costs related to the commercialization and development of Feraheme. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an IV iron replacement therapeutic for use in adult CKD patients in the U.S., to further develop and seek marketing approval for Feraheme for the treatment of IDA in a broad range of patients, and to obtain marketing approval for Feraheme in countries outside of the U.S. Prior to the commercial launch of Feraheme, we financed our operations primarily from the sale of our equity securities, cash generated by our investing activities, and payments from our licensees. Since 2009, our revenues have been primarily attributable to product sales of Feraheme, along with license fee payments from Takeda. We currently expect to fund our future operations from cash from sales of Feraheme in the U.S., milestone payments we expect to receive from Takeda upon the commercial launch of Feraheme in Canada and regulatory approval and commercial launch of Feraheme in the EU, royalties we may receive with respect to sales of Feraheme in Canada and in the EU, cash generated by our investing activities, and the sale of our equity securities, if necessary. As of March 31, 2012, we had an accumulated deficit of approximately $452.3 million and a cash, cash equivalents and investments balance of approximately $217.9 million.

Takeda Collaboration

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda under which we granted exclusive rights to Takeda to develop and commercialize Feraheme as a therapeutic agent in Europe, Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey, or collectively, the Licensed Territory. Under the Takeda Agreement we may be entitled to receive milestone payments over time equaling approximately $220.0 million, including up to an aggregate of $33.0 million upon the commercial launch of Feraheme in Canada and the regulatory approval and commercial launch of Feraheme in the EU.

Clinical Development and Regulatory Status of Feraheme

During the first quarter of 2012, we completed enrollment in our global registrational program for Feraheme in patients with IDA regardless of the underlying cause. This program consists of two Phase III multi-center clinical trials to assess Feraheme for the treatment of IDA in a broad range of patients for whom treatment with oral iron is unsatisfactory, including women with abnormal uterine bleeding, or AUB, patients with cancer or gastrointestinal diseases, postpartum women and other causes.

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

The study enrolled patients to receive a one gram IV course of either Feraheme or iron sucrose and was designed to demonstrate non-inferiority on the efficacy of Feraheme as compared to iron sucrose. Of the 605 patients enrolled in the study, 406 patients were randomly assigned to receive Feraheme and 199 were randomly assigned to receive iron sucrose. The demographics and all baseline parameters of patients who participated in the study were well balanced between the two treatment groups. The primary efficacy endpoint of the study was the mean change in hemoglobin from the date of determination of each patient’s baseline hemoglobin level to the fifth week following administration of the study drug or the proportion of patients who achieved a greater than or equal to 2.0 gram per deciliter increase in hemoglobin at any time from the date of determination of their baseline hemoglobin level to the fifth week following administration of the study drug, depending on the regulatory authority.

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

No new safety signals were observed with Feraheme and the types of reported adverse events, or AEs, were consistent with those seen in previous studies and those contained in the U.S. package insert for Feraheme. Overall, AEs experienced by patients in the two treatment groups were comparable, with AEs reported in 41.4% of Feraheme-treated patients as compared to 44.2% of patients treated with IV iron sucrose. Patients in both treatment groups experienced protocol-defined adverse events of special interest, including moderate to severe hypotension or hypersensitivity reactions, ranging from fever alone to an anaphylactoid reaction. Cardiovascular AEs were comparable between the two treatment groups. Serious adverse events, or SAEs, were reported in 4.2% of Feraheme-treated patients as compared to 2.5% of patients treated with IV iron sucrose. The SAEs reported in two Feraheme treated patients, or 0.5%, were reported as related to treatment by the applicable investigators in the study, compared to none that were deemed related to study drug by the investigator in the iron sucrose group.

The second Phase III trial in our global IDA registrational program is a double blind, placebo-controlled study to assess the efficacy and safety of two doses of 510 milligrams each of Feraheme compared to placebo in a total of approximately 800 patients with IDA. We completed enrollment in this trial during the first quarter of 2012 and we expect to submit a Supplemental New Drug Application, or sNDA, in the U.S. seeking marketing approval for Feraheme for the treatment of anemia in all adult patients with IDA with a history of unsatisfactory oral iron therapy during the second half of 2012. In addition, we expect that Takeda will file a Type II Variation, which is the equivalent of a sNDA in the U.S., seeking marketing approval for Feraheme for the treatment of anemia in all adult patients with IDA with a history of unsatisfactory oral iron therapy with the EMA in 2013.

Further, we have completed enrollment in an open label extension study for patients from the placebo-controlled study described above. Patients in this study will be followed for six months and will be eligible to receive two doses of 510 milligrams each of Feraheme whenever they meet treatment criteria.

We have also initiated two randomized, active-controlled pediatric studies of Feraheme for the treatment of IDA in pediatric CKD patients to meet our FDA post-approval Pediatric Research Equity Act requirement to support pediatric labeling of Feraheme. One study is in dialysis-dependent CKD pediatric patients, and the other is in CKD patients not on dialysis. Each study will assess the safety and efficacy of Feraheme treatment as compared to oral iron in approximately 144 pediatric patients. Both of these pediatric studies are currently open for enrollment.

Our pediatric investigation plan, which was a requirement for submission of our MAA, was approved by the EMA in December 2009 and includes the two pediatric studies needed to meet the requirements of the Pediatric Research Equity Act in the U.S. described above, and two additional pediatric studies requested by the EMA. These studies include a rollover study in pediatric CKD patients and a study in pediatric patients with IDA regardless of the underlying cause. The rollover study is open for enrollment. The Pediatric IDA study will commence once the appropriate dose of Feraheme is determined from the study data resulting from the two ongoing pediatric studies of Feraheme for the treatment of IDA in pediatric CKD patients, described above.

As part of our obligations under the Takeda Agreement, we are also required to initiate a multi-center clinical trial to determine the safety and efficacy of repeat doses of Feraheme for the treatment of IDA in patients with hemodialysis dependent CKD. This study will be modified to include a treatment arm with iron sucrose, and will serve to meet a commitment we made to the EMA as a condition of the approval of our MAA for Feraheme in the EU. Final study design and timing of this trial is subject to further discussions with Takeda, however we currently expect enrollment to begin in the fourth quarter of 2012.

In addition, as part of the post-approval commitment we made to the EMA as a condition of the approval of our MAA for Feraheme in the EU, we plan to conduct a magnetic resonance imaging, or MRI, study to evaluate the potential for iron to deposit in the body following treatment with IV iron, specifically in the heart and liver, and, where possible, other major organs following repeated IV iron administration for the treatment of IDA in patients with CKD over a two year period.

In August 2010, Takeda filed an MAA with Swissmedic, the Swiss Agency for Therapeutic Products, seeking marketing approval for Feraheme for the treatment of IDA in CKD patients. We have received a positive pre-decision from Swissmedic and expect the final decision during the second or third quarter of 2012.

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

Other information

GastroMARK® , which is marketed and sold under the trade name Lumirem® outside of the U.S, is our oral contrast agent used for delineating the bowel in MRI and is approved and marketed in the U.S., Europe, and other countries through our licensees. Sales of GastroMARK by our licensees have been at approximately their current levels for many years, and we do not expect sales of GastroMARK to materially increase. In addition, in April 2012, we entered into an agreement with our U.S. licensee for GastroMARK to terminate that license effective immediately.

Results of Operations for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

Revenues

Our total revenues for the three months ended March 31, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Product sales, net	$13,708	$11,022	$2,686	24%
License fee and other collaboration revenues	1,753	2,327	(574)	-25%
Royalties	19	36	(17)	-47%
Total	$15,480	$13,385	$2,095	16%

Our total revenues during the three months ended March 31, 2012 and 2011 were approximately $15.5 million and $13.4 million, respectively. Our revenues during the three months ended March 31,

2012 reflect a $2.7 million increase in our net product sales and a $0.6 million decrease in our license fee and other collaboration revenues as compared to the three months ended March 31, 2011, as discussed in greater detail below.

The following table sets forth customers who represented 10% or more of our total revenues for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
AmerisourceBergen Drug Corporation	45%	38%
McKesson Corporation	20%	18%
Cardinal Health, Inc.	15%	13%
Takeda Pharmaceuticals Company Limited	11%	17%

Net Product Sales

Net product sales for the three months ended March 31, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Feraheme	$13,626	$10,861	$2,765	25%
GastroMARK	82	161	(79)	-49%
Total	$13,708	$11,022	$2,686	24%

Our total net product sales increased by $2.7 million, or 24%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The $2.7 million increase was primarily due to increased sales of Feraheme as the result of an increase in provider demand in the first quarter of 2012 as compared to the first quarter of 2011 as well as a $0.5 million reversal of previously reserved returns due to the lapse of the return period. However, we also offered higher average customer discounts, chargebacks and rebates to our end-users during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, which partially offset the increase in gross product sales for the quarter ended March 31, 2012 as compared to the same period in 2011. During the first quarter of 2012, we reduced our gross product sales by recording allowances of $7.1 million as compared to allowances of $5.1 million recorded during the first quarter of 2011.

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

•                  The impact of any pricing strategies we may implement related to Feraheme, including the magnitude of rebates and/or discounts we may offer;

•                  Changes in the actual or perceived safety and efficacy profile of Feraheme, or products that compete with Feraheme, which could cause customers to reduce, discontinue or increase their use of Feraheme;

•                  The introduction of new products into the market that compete with Feraheme, such as Nulecit™ or, if approved, Injectafer®;

•                  The enactment of or changes in legislation that impact third-party reimbursement coverage and pricing; and

•                  Any expansion or contraction of the overall size of the IV iron market, which could result from a number of factors including but not limited to, changes in treatment guidelines or practices related to IDA.

For further details related to our revenue recognition and related sales allowances policy, refer to our critical accounting policies included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011.

An analysis of our product sales allowances and accruals for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Product sales allowances and accruals
Discounts and chargebacks	$5,892	$2,220
Government and other rebates	1,460	2,534
Returns	(266)	299
Total provision for product sales allowances and accruals	$7,086	$5,053

Total gross product sales	$20,794	$16,075

Total provision for product sales allowances and accruals as a percent of total gross product sales	34%	31%

Product sales allowances and accruals are primarily comprised of both direct and indirect fees, discounts and rebates, and provisions for estimated product returns. Direct fees, discounts and rebates are contractual fees and price adjustments payable to wholesalers, specialty distributors and other customers that purchase products directly from us. Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as certain physicians, clinics, hospitals, GPOs, and dialysis organizations that typically do not purchase products directly from us but rather from wholesalers and specialty distributors. In accordance with guidance related to accounting for fees and consideration given by a vendor to a customer, including a reseller of a vendor’s products, these fees, discounts and rebates are presumed to be a reduction of the selling price of Feraheme. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities.

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

We are subject to reimbursement arrangements with state Medicaid programs for which we estimate and record rebate reserves. We determine our estimates for Medicaid rebates based on market research data related to utilization rates by various end-users, and actual Feraheme sales data and forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others. If we determine in future periods that our actual rebate experience is not indicative of expected claims or if other factors affect estimated claims rates, we may be required to change our current estimated Medicaid accumulated reserve, which would affect our earnings in the period of the change and could be significant.

We generally offer our wholesalers, specialty distributors and other customers a limited right to return product purchased directly from us, principally based on the product’s expiration date which, once packaged, is currently four years. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. We evaluate our estimated product returns rate each period based on the historical return patterns and known or expected changes in the marketplace. Due to the extended period between the sale of Feraheme and when the limited right of return is allowable, which could be several years, we currently have limited actual returns data and therefore are not able to solely rely on our actual returns experience. During the first quarter of 2012, we reversed approximately $0.5 million of previously reserved product returns allowance due to the lapse of the product return period on certain manufactured Feraheme lots that carried a two year expiration period. As a result, the product returns reserve applied to gross product sales for the three months ended March 31, 2012 was ($0.3) million as compared to $0.3 million in the three months ended March 31, 2011.

An analysis of the amount of, and change in, reserves for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2012	$1,822	$3,101	$2,842	$7,765
Current provisions relating to sales in current year	5,892	1,554	255	7,701
Adjustments relating to sales in prior years	—	(94)	(521)	(615)
Payments/returns relating to sales in current year	(3,976)	(156)	—	(4,132)
Payments/returns relating to sales in prior years	(1,859)	(1,562)	(199)	(3,620)
Balance at March 31, 2012	$1,879	$2,843	$2,377	$7,099

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2011	$1,148	$8,218	$1,797	$11,163
Current provisions relating to sales in current year	2,443	2,601	299	5,343
Other provisions relating to deferred revenue	—	(13)	—	(13)
Adjustments relating to sales in prior years	(223)	(67)	—	(290)
Payments/returns relating to sales in current year	(1,185)	(73)	—	(1,258)
Payments/returns relating to sales in prior years	(925)	(4,088)	—	(5,013)
Balance at March 31, 2011	$1,258	$6,578	$2,096	$9,932

During the three months ended March 31, 2012 and 2011, we decreased our product sales allowances and accruals by approximately $0.6 million and $0.3 million, respectively, for changes in estimates relating to sales in prior years. The $0.6 million adjustments in the first quarter of 2012 were primarily caused by the reversal of $0.5 million of previously reserved returns due to the lapse of the return period. The $0.3 million adjustments in the first quarter of 2011 were primarily caused by differences between actual customer utilization and claims experience to date as compared to our initial estimates. Product return rights for additional lots of Feraheme will expire throughout the second and third quarters of 2012, and it is possible there will be additional reductions in our returns reserve as we continue to gain actual returns experience.

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

•                  Adjustments and refinements to our prior estimates and assumptions; and

•                  The impact of and any actions taken by us or our competitors to address pricing and reimbursement considerations related to Feraheme or products that compete with Feraheme.

Overall, we expect that our reserves as a percentage of gross sales will increase during the remainder of 2012 due primarily to our efforts to continue to increase adoption and utilization of Feraheme, our efforts to address continuing reimbursement and competitive pricing pressures, as well as the expected customer mix and utilization rates, all of which will negatively affect the future average net selling price of Feraheme.

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

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the three months ended March 31, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Deferred license fee revenues from Takeda	$1,524	$1,524	$—	0%
Reimbursement revenues primarily from Takeda	229	803	(574)	-71%
Total	$1,753	$2,327	$(574)	-25%

Most of our license fee and other collaboration revenues for the three months ended March 31, 2012 and 2011 related to revenue recognized under the Takeda Agreement. During each of the three months ended March 31, 2012 and 2011 we recorded $1.5 million of revenues associated with the amortization of $61.0 million of deferred revenues recorded in connection with the Takeda Agreement. The $61.0 million of deferred revenues was comprised of a $60.0 million upfront payment which we received from Takeda in April 2010, as well as approximately $1.0 million reimbursed to us during 2010 for certain expenses incurred prior to entering the agreement, which we considered an additional upfront payment. As of March 31, 2012, we had approximately $48.8 million remaining in deferred revenues related to the $61.0 million upfront payments received from Takeda.

In addition, under the terms of the Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs we incur in the conduct of certain regulatory and clinical research activities we manage under the agreement. Because we are acting as the principal in carrying out these activities, any reimbursement payments received from Takeda are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations and offsets the costs that we incur during the period in which we perform those services. During the three months ended March 31, 2012 and 2011, we recorded $0.2 million and $0.8 million, respectively, of revenues associated with the reimbursement of out-of pocket regulatory and clinical supply costs in connection with the Takeda Agreement.

We anticipate that our license fee and other collaboration revenues will increase for the remainder of 2012 due to our expected receipt of $33.0 million in milestone payments from Takeda upon the commercial launch of Feraheme in Canada and the regulatory approval and commercial launch of Feraheme in the EU, a portion of which will be deferred and reflected in our license fee and other collaboration revenues.

Costs and Expenses

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Cost of Product Sales	$2,646	$3,041	$(395)	-13%
Percentage of Net Product Sales	19%	28%

Our cost of product sales are primarily comprised of manufacturing costs associated with Feraheme. Our cost of product sales decreased by $0.4 million, or 13%, during the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to a lower average production cost of certain vials sold in the first quarter of 2012 as compared to vials sold in the first quarter of 2011 due to the sale of certain inventory in the first quarter of 2012 that had lower associated carrying value because it was produced prior to regulatory approval.

We expect our cost of product sales as a percentage of net product sales to remain relatively stable for the remainder of 2012.

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

Research and development expenses for the three months ended March 31, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA regardless of the underlying cause	$6,781	$5,736	$1,045	18%
Feraheme to treat IDA in CKD patients	730	2,499	(1,769)	-71%
Feraheme as a therapeutic agent, general	88	60	28	47%
Feraheme manufacturing process development and materials	883	422	461	>100%
Other external costs	56	35	21	60%
Total	$8,538	$8,752	$(214)	-2%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	3,502	4,172	(670)	-16%
Equity-based compensation expense	422	642	(220)	-34%
Total	$3,924	$4,814	$(890)	-18%

Total Research and Development Expenses	$12,462	$13,566	$(1,104)	-8%

Total research and development expenses incurred in the three months ended March 31, 2012 decreased by $1.1 million, or 8%, as compared to the three months ended March 31, 2011. The $1.1 million decrease was due to reduced external costs resulting from decreased clinical trial activity in our CKD related trials, partially offset by an increase in external research and development expenses in connection with our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause. In addition, the $1.1 million decrease in total research and development expenses was due to reduced internal research and development expenses primarily as the result of lower compensation related costs, as discussed in greater detail below.

Our external research and development expenses decreased by $0.2 million, or 2%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease in our external expenses was due primarily to decreased costs incurred in connection with our global clinical program to support our MAA in the EU for the treatment of IDA in CKD patients, which was completed in 2012, our post-approval clinical study evaluating Feraheme treatment compared to treatment with another IV iron, which was completed in 2011, and the current pace of enrollment in our on-going pediatric studies of Feraheme, partially offset by increased external costs related to our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause. In addition, our Feraheme manufacturing process development and materials costs were $0.5 million higher in the first quarter of 2012 as compared to the same period in 2011 due to the write-off of pre-approved inventory which we no longer believed was suitable for sale.

Our internal research and development expenses decreased by $0.9 million, or 18%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease in internal costs was primarily attributable to the net decrease of other compensation-related benefits following our November 2011 corporate restructuring, which resulted in lower headcount in our research and development departments and the reduction of equity-based compensation expense.

Research and Development Activities

We expect research and development expenses to continue to decrease for the remainder of 2012 primarily due to the completion of our clinical development program of Feraheme for the treatment of IDA regardless of the underlying cause and our study to support our Feraheme MAA in the EU for the treatment of IDA in CKD patients, partially offset by costs related to the preparation and submission of our planned regulatory filings in 2012, including our Feraheme sNDA in the U.S. to treat IDA regardless of the underlying cause, costs associated with certain Feraheme clinical studies we have committed to conduct as a condition of approval of our Feraheme MAA by the EMA, such as the MRI trial discussed above, as well as other miscellaneous research and development related activities in support of our Feraheme development programs.

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

•                  Feraheme to treat IDA in CKD patients. This project currently includes: (1) a post-approval clinical study evaluating Feraheme treatment compared to treatment with another IV iron to support our MAA submission; (2) two ongoing pediatric studies that are being conducted as part of our post-approval Pediatric Research Equity Act requirement to support pediatric CKD labeling of Feraheme; (3) two additional pediatric studies to be conducted in accordance with our approved pediatric investigation plan to support our MAA submission; (4) a multi-center clinical trial to be conducted to determine the safety and efficacy of repeat doses of Feraheme for the treatment of IDA in patients with hemodialysis dependent CKD; and (5) a MRI study to evaluate the potential for iron to deposit in the body following treatment with IV iron, specifically in the heart and liver, and, where possible, other major organs following repeated IV iron administration for the treatment of IDA in patients with CKD over a two year period.

Through March 31, 2012, we have incurred aggregate external research and development expenses of approximately $52.1 million related to our current program for the development of Feraheme to treat IDA regardless of the underlying cause. We currently estimate that the total remaining external costs associated with the efforts needed to complete this development project will be in the range of approximately $8.0 to $13.0 million, the majority of which will be incurred by the end of 2012.

Through March 31, 2012, we have incurred aggregate external research and development expenses of approximately $21.5 million related to our current program for the development of Feraheme to treat IDA in CKD patients. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $28.0 to $38.0 million over the next several years.

Conducting clinical trials involves a number of uncertainties, many of which are out of our control. Our estimates of external costs associated with our research and development projects could therefore vary from our current estimates for a variety of reasons including but not limited to the following: delays in our clinical trials due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, unanticipated adverse reactions to Feraheme either in commercial use or in a clinical trial setting, inadequate performance or errors by third-party service providers, any deficiencies in the design or oversight of these studies by us, the need to conduct additional clinical trials, or any adverse regulatory action or delay in the submission of any applicable regulatory filing. As a result, we are unable to reasonably estimate the specific timing of any expected net cash inflows resulting from these projects, provided however, as the result of recent regulatory decisions on our marketing applications for Feraheme in the CKD indication from the CHMP and HealthCanada, we expect that Feraheme will be launched commercially in Canada and the EU during 2012, at which point we will receive an aggregate of $33.0 million of milestone payments and we will begin receiving royalty payments in accordance with the Takeda Agreement.

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

Selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Compensation, payroll taxes and benefits	$6,807	$8,408	$(1,601)	-19%
Sales and marketing consulting, professional fees, and other expenses	2,532	4,664	(2,132)	-46%
General and administrative consulting, professional fees and other expenses	2,657	2,924	(267)	-9%
Equity-based compensation expense	1,185	3,638	(2,453)	-67%
Total	$13,181	$19,634	$(6,453)	-33%

Total selling, general and administrative expenses incurred in the three months ended March 31, 2012 decreased by $6.5 million, or 33%, as compared to the three months ended March 31, 2011. Compensation, payroll taxes and benefits decreased by $1.6 million during the first quarter of 2012 as compared to the same period in 2011 primarily as a result of reduced headcount resulting from our November 2011 corporate restructuring. In addition, sales and marketing consulting, professional fees, and other expenses decreased by $2.1 million during the three months ended March 31, 2012 as compared to the same period in 2011 due primarily to reduced costs related to advertising and marketing materials, and certain other general marketing costs. The $2.5 million decrease in equity-based compensation expense during three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was due primarily to a $1.4 million reduction of equity-based compensation expense associated with the 2011 departures of certain of our executive officers, including each of our former chief financial officer, chief executive officer and chief commercial officer, and the impact of our November 2011 corporate workforce reduction, partially offset by the expense associated with equity awards to new employees and additional equity awards to existing employees.

We expect total selling, general and administrative expenses will remain relatively stable for the remainder of 2012.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Interest and dividend income, net	$393	$560	$(167)	-30%
Gains on investments, net	—	1	(1)	-100%
Total	$393	$561	$(168)	-30%

Other income (expense) for the three months ended March 31, 2012 decreased by $0.2 million as compared to the three months ended March 31, 2011. This decrease was primarily attributable to a slight decrease in interest and dividend income as the result of lower average cash balances in the first quarter of 2012 as compared to the first quarter of 2011.

We expect interest and dividend income to remain relatively consistent with current levels for the remainder of 2012.

Net Loss

For the reasons stated above, we incurred a net loss of $12.4 million, or $0.58 per basic and diluted share, for the three months ended March 31, 2012 as compared to a net loss of $22.3 million, or $1.05 per basic and diluted share, for the three months ended March 31, 2011.

Liquidity and Capital Resources

General

We finance our operations primarily from the sale of Feraheme, payments from our licensees, cash generated from our investing activities, and the sale of our common stock. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an IV iron replacement therapeutic for use in adult CKD patients in the U.S., Canada and the EU, and to further develop and seek regulatory approval for Feraheme for the treatment of IDA in a broad range of patients and in countries outside of the U.S.

Our long-term capital requirements will depend on many factors, including, but not limited to, the following:

•                  Our ability to successfully commercialize Feraheme in the U.S. and Takeda’s ability to successfully commercialize Feraheme in its licensed territories outside of the U.S.;

•                  The magnitude of U.S. Feraheme sales and royalties we may receive under the Takeda Agreement on Feraheme sales outside of the U.S.;

•                  Our ability to obtain U.S. regulatory approval for Feraheme to treat IDA regardless of the underlying cause and our ability to obtain final marketing approval for Feraheme outside the U.S., particularly in the EU;

•                  Our ability to achieve the various milestones and receive the associated payments under the Takeda Agreement;

•                  Costs associated with the U.S. commercialization of Feraheme, including costs associated with maintaining our commercial infrastructure, executing our promotional and marketing strategy for Feraheme and conducting our required pediatric clinical trials and our post-marketing clinical studies;

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

As of March 31, 2012, our investments consisted of corporate debt securities, U.S. treasury and government agency securities, commercial paper and ARS. We place our cash and investments in instruments that meet high credit quality and diversification standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer, excluding U.S. government entities, and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

Cash, cash equivalents and investments as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011	$ Change	% Change
Cash and cash equivalents	$37,619	$63,474	$(25,855)	-41%
Short-term investments	162,833	148,703	14,130	10%
Long-term investments	17,409	17,527	(118)	-1%
Total	$217,861	$229,704	$(11,843)	-5%

The $11.8 million decrease in cash, cash equivalents and investments as of March 31, 2012 from December 31, 2011 was primarily due to cash expended to fund our operations partially offset by cash received from Feraheme sales and interest income.

We expect that our cash, cash equivalents and investments balances, in the aggregate, will increase from their current balances during the remainder of 2012. Our expectation assumes our continued investment in the development and commercialization of Feraheme, the continued realignment of our cost structure following our November 2011 corporate restructuring, and the expected receipt of $33.0 million in milestone payments from Takeda. We believe that our cash, cash equivalents, and short-term investments as of March 31, 2012 and the cash we currently expect to receive from sales of Feraheme, earnings on our investments, and potential milestone and royalty payments from Takeda will be sufficient to satisfy our cash flow needs for at least the next twelve months, including projected operating expenses related to our ongoing development and commercialization programs for Feraheme.

In November 2011, in order to align our operating expenses with our near-term revenue projections for Feraheme, we initiated a corporate restructuring, including a workforce reduction plan, which included an approximate 25% reduction in positions. During the fourth quarter of 2011, we recorded $3.5 million of restructuring related costs as operating expenses, primarily related to employee severance and benefits. The workforce reduction was substantially completed by the end of 2011, and we expect that the majority of our restructuring charges will be paid by the end of 2012.

In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions since that time. As a result of the lack of significant observable ARS market activity since February 2008, we use a discounted cash flow methodology to value these securities as opposed to valuing them at their par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. We believe we will ultimately be able to liquidate our investments in ARS without significant loss prior to their maturity dates primarily due to the collateral securing most of our ARS. Our ARS balance has declined from a par value of $105.4 million at December 31, 2007 to a par value of $19.8 million at March 31, 2012 without the recognition of a material loss. However, it could take until final maturity of the ARS to realize the par value of our remaining ARS investments. In the event that we need to access our investments in these securities, we will not be able to do so until a future auction is successful, the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity, a buyer is found outside the auction process, or the securities mature. In the event we are forced to seek a buyer outside the auction process, we may realize a significant loss on the sale of these securities.

As of March 31, 2012, we held a total of $17.4 million in fair market value of ARS, reflecting a reduction of approximately $2.4 million from the par value of these securities of approximately $19.8 million. As of March 31, 2012, all of our ARS were municipal bonds with an auction reset feature and were classified as available-for-sale. The majority of our ARS portfolio was rated AAA as of March 31, 2012 by at least one of the major securities rating agencies and was primarily collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. As of March 31, 2012, all of our ARS continue to pay interest according to their stated terms.

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

Cash flows from operating activities

During the three months ended March 31, 2012, our use of $11.1 million of cash in operations was attributable principally to our net loss of approximately $12.4 million, adjusted for the following:

•                  Non-cash operating items of $3.0 million including equity-based compensation expense, depreciation, income tax benefit, and other non-cash items;

•                  A decrease in deferred revenues and other long-term liabilities of $1.6 million, which reflects timing differences between the receipt and payment of cash associated with certain transactions and the recognition of such amounts in our results of operations;

•                  A combined decrease of $2.4 million in accounts receivable, prepaid assets and inventories; and

•                  A decrease of $2.5 million in accounts payable and accrued expenses.

Our net loss of $12.4 million was primarily the result of commercialization expenses, including marketing and promotion costs, compensation and other expenses, research and development costs, including costs associated with our clinical trials, and general and administrative costs, partially offset by net product and collaboration revenues.

Cash flows from investing activities

Cash used in investing activities was $14.7 million during the three months ended March 31, 2012 and was primarily attributable to the purchases of investments partially offset by proceeds from the sales and maturities of our investments.

Contractual Obligations

In July 2011, we entered into an Agreement and Plan of Merger and Reorganization, or the Allos Merger Agreement, with Alamo Acquisition Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, and Allos Therapeutics, Inc., or Allos, which was amended in August 2011. In October 2011, pursuant to the terms of the Allos Merger Agreement, we terminated the Allos Merger Agreement and paid Allos an expense reimbursement fee of $2.0 million in connection with such termination. Under the terms of the Allos Merger Agreement, we are required to pay Allos a termination fee of $12.0 million (in addition to the $2.0 million expense reimbursement fee we paid Allos in October 2011) in the event that we enter into certain acquisition transactions on or prior to October 21, 2012 or such a transaction is consummated on or before such date.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition related to product sales and collaboration agreements, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment and determining values of investments, accrued expenses and equity-based compensation expense. Actual results could differ materially from those estimates. In making these estimates and assumptions, management employs critical accounting policies. Our critical accounting policies include revenue recognition and related sales allowances, valuation of investments and equity-based compensation. For a detailed description, refer to our critical accounting policies included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Impact of Recently Issued and Proposed Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued amended guidance on the presentation of comprehensive income in financial statements. This amendment provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this guidance are effective for interim and annual periods in 2012. We have adopted all provisions of this pronouncement and such adoption did not have a significant impact on our condensed consolidated financial statements.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurements and related disclosures. This amendment clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs, or Level 3 measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We have adopted all provisions of this pronouncement and such adoption did not have a significant impact on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2012, our investments equaled $180.2 million and were invested in corporate debt securities, U.S. treasury and government agency securities, commercial paper and auction rate securities. These investments are subject to interest rate risk and will fall in value if market interest rates increase. However, even if market interest rates for comparable investments were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2012, this would have resulted in a hypothetical decline in fair value of our investments, excluding ARS, which are described below, of approximately $0.9 million.

As of March 31, 2012, we held a total of $17.4 million in fair market value of auction rate securities, reflecting an impairment of approximately $2.4 million compared to the par value of these securities of $19.8 million. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. As a result of the lack of observable ARS market activity since that time, we use a discounted cash flow analysis to value these securities as opposed to valuing them at par value. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. Based upon this methodology, we have estimated the fair value of our ARS to be $17.4 million at March 31, 2012 and have recorded the $2.4 million reduction in fair value as an unrealized loss related to our ARS to accumulated other comprehensive loss as of March 31, 2012.

We believe there are several significant assumptions that are utilized in our ARS valuation analysis, the two most critical of which are the discount rate and the average expected term. Holding all other factors constant, if we were to increase the discount rate utilized in our ARS valuation analysis by 50 basis points, or one-half of a percentage point, this change would have the effect of reducing the fair value of our ARS by approximately $0.4 million as of March 31, 2012. Similarly, holding all other factors constant, if we were to increase the average expected term utilized in our fair value calculation by one year, this change would have the effect of reducing the fair value of our ARS by approximately $0.6 million as of March 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A purported class action complaint was originally filed on March 18, 2010 in the United States District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer, our Board of Directors, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Executive Vice President and Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiff sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11, 2011, the Court issued an Opinion and Order dismissing the SAC in its entirety for failure to state a claim upon which relief could be granted. A separate Order of Dismissal was filed on August 15, 2011. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the United States Court of

Appeals for the First Circuit, or the Court of Appeals. Plaintiffs’ appeal brief was filed on February 1, 2012. The defendants’ responding briefs were filed on March 5, 2012, and the plaintiffs’ reply brief was filed on March 16, 2012. The Court of Appeals has scheduled oral argument on the appeal for May 11, 2012.

In February 2010, we submitted to FINRA Dispute Resolution, Inc. an arbitration claim against our broker-dealer, Jefferies & Company, Inc., or Jefferies, and two former Jefferies employees, Anthony J. Russo, and Robert A. D’Addario, who managed our cash account with Jefferies. We alleged that Jefferies, Russo and D’Addario wrongfully marketed and sold a balance of $54.1 million in unsuitable ARS to us from September 2007 through January 2008. We further alleged that Jefferies, Russo and D’Addario misrepresented or omitted material facts concerning the nature and risks of ARS, which were inconsistent with our investment objectives to maintain liquidity and flexibility in our portfolio. In February 2012, we entered into a settlement agreement whereby the parties agreed to dismiss all claims related to this matter with prejudice.

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

We currently derive and expect to continue to derive substantially all of our revenue from sales of Feraheme by us in the U.S. and by our licensees, including Takeda Pharmaceutical Company Limited, or Takeda, outside of the U.S. and, therefore, our ability to become profitable is solely dependent on our and our licensees’ successful commercialization and development of Feraheme. We currently sell only one other product, GastroMARK in certain foreign jurisdictions through our licensees. However, sales of GastroMARK have been at approximately their current levels for many years, and we do not expect sales of GastroMARK to materially increase. In addition, we recently agreed with our U.S. licensee for GastroMARK to terminate that license effective immediately. Accordingly, if we are unable to generate sufficient revenues from sales of Feraheme, we may never be profitable, our financial condition will be materially adversely affected, and our business prospects will be limited.

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

We have a history of significant operating losses, we may not be profitable in the future, and if we do attain profitability, such profitability may not be sustainable. In the past, we have financed our operations primarily from the sale of our equity securities, cash from sales of Feraheme, cash generated by our investing activities, and payments from our licensees. As of March 31, 2012, we had an accumulated deficit of approximately $452.3 million. Our losses were primarily the result of costs incurred in our efforts to manufacture, market and sell Feraheme, including costs associated with maintaining our commercial infrastructure and marketing and promotion costs, research and development costs, such as costs associated with our clinical trials, and selling, general and administrative costs. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an intravenous, or IV, iron replacement therapeutic for use in adult chronic kidney disease, or CKD, patients in the U.S., and to further develop and seek marketing approval for Feraheme for the treatment of IDA in a broad range of patients. As a result, we will need to generate sufficient revenues in future periods to achieve and maintain profitability. We anticipate that the vast majority of any revenue we generate in the near future will be from sales of Feraheme as an IV iron replacement therapeutic agent for use in adult CKD patients in the U.S., milestone payments we expect to receive from Takeda upon commercial launch of Feraheme in Canada and regulatory approval and commercial launch of Feraheme in the European Union, or EU, and royalties we may receive with respect to sales of Feraheme in Canada and in the EU under our License, Development and Commercialization Agreement, or the Takeda Agreement, which we entered into with Takeda in 2010. We have never independently marketed or sold any products prior to Feraheme, and we or Takeda may not be successful in marketing or selling Feraheme. If we or Takeda are not successful in marketing and selling Feraheme, if revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our business, results of operations and financial condition could be materially adversely affected. In addition, if we are unable to achieve, maintain or increase profitability on a quarterly or annual basis, the market price of our common stock may decline.

Significant safety or drug interaction problems could arise with respect to Feraheme, which could result in restrictions in Feraheme’s label, recalls, withdrawal of Feraheme from the market, an adverse impact on Feraheme sales, or cause us to alter or terminate current or future Feraheme development programs, any of which would adversely impact our future business prospects.

Significant safety or drug interaction problems could arise with respect to Feraheme, including an increase in the severity or frequency of known problems or the discovery of previously unknown problems, and may result in a variety of adverse regulatory actions. In the U.S., under the Food and Drug Administration Amendments Act of 2007, the U.S. Food and Drug Administration, or the FDA, has broad authority to force drug manufacturers to take any number of actions if safety or drug interaction problems arise, including, but not limited to: (i) requiring manufacturers to conduct post-approval clinical studies to assess known risks or signals of serious risks, or to identify unexpected serious risks; (ii) mandating labeling changes to a product based on new safety information; or (iii) requiring manufacturers to implement a Risk Evaluation Mitigation Strategy where necessary to assure safe use of the drug. Similar laws and regulations exist in countries outside of the U.S. In addition, previously unknown safety or drug interaction problems could result in product recalls, restrictions on the product’s permissible uses, or withdrawal of the product from the U.S. and/or foreign markets.

For example, in November 2010, following discussions with the FDA, we revised the Feraheme package insert to include bolded warnings and precautions that describe events that have been reported after Feraheme administration in the post-marketing environment, including life-threatening hypersensitivity reactions and clinically significant hypotension. We also directly alerted healthcare providers of the changes to the Feraheme package insert. During June 2011, we made further changes to the Feraheme package insert based on additional post-marketing data. These or any future changes to the Feraheme package insert could adversely impact our or Takeda’s ability to successfully compete in the IV iron market and could have an adverse impact on potential sales of Feraheme and our future business prospects. In addition, as more data become available and an increased number of patients are treated with Feraheme, we may be required to make further changes to the Feraheme package insert in the U.S. or other territories, including the inclusion of a boxed warning in the U.S. or similar warnings outside of the U.S., directly alert healthcare providers of new safety information, narrow our approved indications, alter or terminate current or planned trials for additional uses of Feraheme, or even remove Feraheme from the market.

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

The commercial success of Feraheme in the U.S. and in other territories depends upon its level of market adoption by physicians, hospitals, patients, and healthcare payors, including managed care organizations and group purchasing organizations, or GPOs. If Feraheme does not achieve an adequate level of market adoption for any reason, our potential profitability and our future business prospects will be severely adversely impacted. Feraheme represents an alternative to other products and might not be adopted if perceived to be no safer, less safe, no more effective, less effective, no more convenient, or less convenient than currently available products. In addition, the pricing and/or reimbursement for Feraheme may not be viewed as attractive as the pricing and/or reimbursement of alternative IV iron products. The degree of market acceptance of Feraheme in the U.S. and abroad depends on a number of factors, including but not limited to the following:

•                  Our and Takeda’s ability to demonstrate to healthcare providers, particularly hematologists, oncologists, hospitals, nephrologists, and others who may purchase or prescribe Feraheme, the clinical efficacy and safety of Feraheme as an alternative to currently marketed IV iron products which treat IDA in CKD patients;

•                  Our and Takeda’s ability to convince physicians and other healthcare providers to use IV iron, and Feraheme in particular, rather than oral iron, which is the current treatment of choice of most physicians for treating IDA in CKD patients.

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

•                  The actual or perceived convenience and ease of administration of Feraheme as compared to alternative iron replacement therapeutic agents; and

•                  The effectiveness of our and Takeda’s commercial organizations and distribution networks.

We are approved to market and sell Feraheme for use in both dialysis and non-dialysis adult CKD patients in the U.S. However, Feraheme sales in the U.S. dialysis market have become insignificant due, in large part, to the 2011 implementation of the prospective payment system for end stage renal disease, or ESRD, drugs like Feraheme, which has made it far less likely that dialysis providers would choose to use higher priced products like Feraheme in treating their dialysis patients. Accordingly, we expect sales of Feraheme in the U.S. dialysis market to represent an insignificant portion of our total U.S. sales going forward. As a result, unless we capture a significant share of the U.S. non-dialysis CKD market, potential U.S. Feraheme sales, our potential profitability and our future business prospects will be materially adversely impacted.

The key component of our U.S. commercialization strategy is to market and sell Feraheme for use in non-dialysis adult CKD patients. The current U.S. non-dialysis CKD market is comprised primarily of three sites of care where a substantial number of CKD patients are treated: hematology and oncology clinics, hospitals, and nephrology clinics. IV iron therapeutic products are not currently widely used by certain physicians who treat non-dialysis CKD patients in the U.S., particularly nephrologists, due to safety concerns and the inconvenience and often impracticability of administering IV iron therapeutic products in their offices. It is often difficult to change physicians’ existing treatment paradigms even when supportive clinical data is available. In addition, our ability to effectively market and sell Feraheme in the U.S. hospital market depends in part upon our ability to achieve acceptance of Feraheme onto hospital formularies. Since many hospitals and hematology, oncology and nephrology practices are members of GPOs, which leverage the purchasing power of a group of entities to obtain discounts based on the collective bargaining power of the group, our ability to attract customers in these sites of care also depends in part on our ability to effectively promote Feraheme to and enter into contracts with GPOs. If we are not successful in effectively promoting Feraheme to physicians who treat non-dialysis CKD patients in the U.S. or if we are not successful in securing and maintaining formulary coverage for Feraheme or are significantly delayed in doing so, we will have difficulty achieving wide-spread U.S. market acceptance of Feraheme in the non-dialysis CKD market and our ability to generate revenues and achieve and maintain profitability, and our long-term business prospects could be adversely affected.

We depend, to a significant degree, on the availability and extent of reimbursement from third-party payors for the use of Feraheme, and a reduction in the extent of reimbursement could adversely affect our Feraheme sales revenues and results of operations.

In both the U.S. and foreign markets, our and Takeda’s ability to successfully commercialize Feraheme is and will be dependent, in significant part, on the availability and extent of reimbursement to end-users from third-party payors for the use of Feraheme, including governmental payors, managed care organizations, private health insurers and other third-party payors. Reimbursement by a third-party payor depends on a number of factors, including the third-party’s determination that the product is competitively priced, safe and effective, appropriate for the specific patient, and cost-effective. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and have instituted and continue to institute cost containment measures to control or significantly influence the purchase of pharmaceutical products. If these entities do not provide coverage and reimbursement for Feraheme or provide an insufficient level of coverage and reimbursement, physicians and other healthcare providers may choose to use alternative IV iron replacement products, which would have an adverse affect on our ability to generate revenues.

In addition, U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of health care. In the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Health Care Reform Act, was enacted in March 2010 and includes certain cost containment measures including an increase to the minimum rebates for products covered by Medicaid programs and the extension of such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as the expansion of the 340(B) Public Health Services drug discount program. More recently, in August 2011, the President of the United States signed into law the Budget Control Act of 2011, which is expected to result in significant federal spending cuts including cuts in Medicare and other health related spending, such as a potential 27.4% reduction in payment rates for physician services. The full impact on our business of these new laws is uncertain. In recent years some states have also passed legislation to control the prices of drugs as well as begun a move toward managed care to relieve some of their Medicaid cost burden. These and any other future changes in government regulations or private third-party payors’ reimbursement policies may reduce the extent of reimbursement for Feraheme and adversely affect our future operating results.

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

In countries outside of the U.S., market acceptance may also depend, in part, upon the availability of reimbursement within existing healthcare payment systems. Generally, in Europe and other countries outside of the U.S., the government sponsored healthcare system is the primary payor of healthcare costs of patients and therefore enjoys significant market power. Some foreign countries also set prices for pharmaceutical products as part of the regulatory process, and we cannot guarantee that the prices set by such governments will be sufficient to generate substantial revenues or allow sales of Feraheme to be profitable in those countries. Any such limitations on the reimbursement for Feraheme in countries outside of the U.S. would have an adverse impact on Takeda’s ability to generate product sales of Feraheme in such territories, which would, in turn, limit the amount of royalties we may receive under our agreement with Takeda.

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

The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid technological change. We and Takeda have competitors both in the U.S. and internationally, and many may have greater financial and other resources, and more experienced trade, sales, reimbursement and manufacturing organizations than we or Takeda do. In addition, many of our and Takeda’s competitors have significant name recognition, more established positions in the IV iron market and long-standing relationships with customers and distributors. Our Feraheme commercial opportunity will be reduced or eliminated if our competitors develop, commercialize or acquire or license technologies and drug products that are or are perceived to be safer, more effective, and/or easier to administer, or have more favorable pricing, insurance coverage and reimbursement than Feraheme.

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

Feraheme will also compete with a number of branded IV iron replacement products outside of the U.S., including Venofer®, Ferrlecit®, Monofer®, Ferinject® (the brand name for Injectafer® outside the U.S.) and certain other iron dextran and iron sucrose products. Monofer® is an injectable iron preparation developed by Pharmacosmos A/S, which is currently approved for marketing in approximately 23 countries for the treatment of IDA. Ferinject® is currently approved for marketing in approximately 38 countries, including approximately 30 countries within Europe, for the treatment of iron deficiency where oral iron is ineffective or cannot be used. Venofer® and Ferrlecit® have been marketed in many countries throughout the world, including most of Europe and Canada, for many years. Feraheme will compete primarily with Venofer®, Ferinject® and Ferrlecit® in both the Canadian and European markets. If Takeda is unable to convince physicians and other healthcare providers to switch from using the competing IV iron products to Feraheme, our ability to generate revenues from royalties we expect to receive from Takeda will be limited and our operating results will be negatively affected. In addition, all other IV iron products currently approved and marketed and sold in the EU are approved for marketing to all patients with IDA. Upon approval of our MAA, we expect Feraheme to be approved only for use in CKD patients, which could put Feraheme at a competitive disadvantage unless and until it receives approval for a broader indication.

In addition to the currently marketed products described above, Feraheme may also compete in the U.S. with Injectafer®, which is known as Ferinject® in Europe, which is in development in the U.S. for a variety of anemia-related indications, including the treatment of IDA in CKD patients, whether or not on dialysis. In October 2011, Luitpold submitted an NDA to the FDA seeking marketing approval for Injectafer® for the treatment of IDA. The FDA has since notified Luitpold that it has assigned a Prescription Drug User Fee Act target action date of August 3, 2012. The Injectafer® NDA includes data and information from two new large randomized controlled clinical trials investigating the cardiovascular risk profile of high dose Injectafer®. If approved in the U.S., Injectafer® will be marketed by American Regent, the current distributor of Venofer®. If Injectafer® or any other iron replacement therapy product is approved for marketing and sale in the U.S. or is successful in obtaining a broader IDA indication than Feraheme, our efforts to market and sell Feraheme in the U.S. and our ability to generate additional revenues and achieve profitability could be adversely affected.

The market opportunity for Feraheme in the U.S. and abroad could also be negatively affected by approved generic IV iron replacement therapy products that achieve commercial success. For example, in 2011, Watson launched Nulecit ™, a generic version of Ferrlecit® in the U.S. Nulecit™ is approved for marketing in the U.S. for the treatment of IDA in adult patients and in pediatric patients age six years and older undergoing chronic hemodialysis who are receiving supplemental epoetin therapy. There are also a number of approved generic IV iron products in countries outside the U.S. which will directly compete with Feraheme, including a generic version of Venofer®. Companies that manufacture generic products typically invest far less resources in research and development than the manufacturers of branded products and can therefore price their products significantly lower than those already on the market. Therefore, competition from generic IV iron products could limit our U.S. sales and any royalties we may receive from Takeda, which would have an adverse impact on our business and results of operations.

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

The outcome of our publicly announced process of evaluating strategic alternatives to maximize stockholder value is uncertain, may not result in a transaction or may result in the disruption of our business, a decrease in our profitability, dilution to our stockholders’ investment or the incurrence by us of debt or significant additional expense, any of which could have a material adverse affect on the future prospects of our business and on our stock price.

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

As part of our strategic review, we are evaluating certain options including the sale of our company, collaboration and in-licensing opportunities, acquisitions of products or businesses, and/or strategic alliances that we believe would be complementary to our existing business. We have limited experience with respect to these business development activities. Any such strategic transactions by us could result in large and immediate write-offs, or the incurrence of debt, contingent liabilities, or significant additional expenses, including but not limited to the payment of $12.0 million (in addition to the $2.0 million expense reimbursement fee we paid to Allos in October 2011) we may be required to pay as a result of the termination of our merger agreement with Allos Therapeutics, Inc., or Allos, if we enter into a definitive agreement for an Acquisition Transaction, as defined in the merger agreement with Allos, on or before October 21, 2012 or such a transaction is consummated on or before such date, any of which would adversely impact our operating results. Management of a license arrangement, collaboration, or other strategic arrangement and/or integration of an acquired asset or company or a sale of our company may also disrupt our ongoing business, create uncertainty among our employees and investors, and require management resources that otherwise would be available for ongoing development of our existing business and the global commercialization of Feraheme. We may not identify or complete any such transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated financial benefits of any such transaction. In addition, to finance any such strategic transactions, we may choose to issue shares of our common or preferred stock as consideration, which would result in dilution to our stockholders. Alternatively, it may be necessary for us to raise additional funds through public or private financings, and such additional funds may not be available on terms that are favorable to us, if at all. In addition, proposing, negotiating and implementing collaborations, in-licensing arrangements, acquisition or sale agreements may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for these arrangements, and we may not be able to enter into such arrangements on acceptable terms or at all.

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

Takeda has the unilateral right to terminate the Takeda Agreement under certain conditions, including without cause. If Takeda terminates the agreement, we would be required to either enter into alternative arrangements with third parties to commercialize Feraheme in the Licensed Territory, which we may be unable to do, or to increase our internal infrastructure, both of which would likely result in significant additional expense and delay or termination of our Feraheme clinical development programs and commercial efforts outside of the U.S. In addition, such a termination would prevent us from receiving the milestone payments and royalties we expect to receive under the Takeda Agreement.

Our recent corporate restructuring could disrupt our business, which could have a material adverse effect on our business.

Our restructuring plan may be disruptive to our operations. For example, cost saving measures may distract management from our core business, harm our reputation, or yield unanticipated consequences, such as attrition beyond planned reductions in workforce, increased difficulties in our day-to-day operations, reduced employee productivity and a deterioration of employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, manufacturing and commercial personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing and developing Feraheme, impair our ability to maintain sales levels and/or support potential sales growth, and result in unexpected delays in our development programs and our anticipated regulatory filings, including our planned sNDA for Feraheme for a broad IDA indication.

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

In addition, the packaging, storage and distribution of Feraheme in the U.S. and abroad requires significant coordination among our and Takeda’s manufacturing, sales, marketing and finance organizations and multiple third parties including our third-party logistics provider, packaging and labeling provider, distributors, and wholesalers. In most cases, we do not currently have back-up suppliers or service providers to perform these tasks. If any of these third-parties experience significant difficulties in their respective processes, fail to maintain compliance with applicable legal or regulatory requirements, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or encounter physical or natural damages at their facilities, our ability to deliver Feraheme to meet U.S. or foreign commercial demand could be significantly impaired. The loss of any of our third-party providers, together with a delay or inability to secure an alternate distribution source for end-users in a timely manner, could cause the distribution of Feraheme to be delayed or interrupted, which would have an adverse effect on our business, financial condition and results of operations.

We may not be able to operate our manufacturing facilities, or our contract manufacturers may not be able to operate their manufacturing facilities, in compliance with current good manufacturing practices and other FDA and equivalent foreign regulations, which could result in a suspension of our or our contract manufacturers’ ability to manufacture Feraheme, the loss of Feraheme inventory, an inability to manufacture sufficient quantities of Feraheme to meet U.S. or foreign demand, or other unanticipated compliance costs.

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

Our ability to manufacture Feraheme or have Feraheme manufactured in sufficient quantities and at acceptable costs to meet our commercial demand and clinical development needs is dependent on the uninterrupted and efficient operation of these manufacturing facilities. Any difficulties, disruptions or delays in the Feraheme manufacturing process, particularly with respect to our facilities where we will manufacture Feraheme for Canadian and European supply, where we will not immediately have an approved back-up supplier, could result in product defects or shipment delays, recall or withdrawal of product previously shipped for commercial or clinical purposes, inventory write-offs or the inability to meet commercial demand for Feraheme in a timely and cost-effective manner.

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

In order for Takeda, 3SBio Inc., or 3SBio, or us to market and sell Feraheme for any indication in any country outside of the U.S., including in the EU, it will be necessary to obtain regulatory approval from the appropriate foreign regulatory authorities, which approval must include approval of our proposed manufacturing processes and facilities. The requirements and timing for regulatory approval vary widely from country to country and may in some cases be different than or more rigorous than requirements in the U.S. For example, our MAA submitted to the EMA, for the approval of Feraheme for the treatment of IDA in CKD patients, is largely supported by data from the clinical trials we conducted to support our U.S. NDA filing for the approval of Feraheme for the treatment of IDA in CKD patients. For example, upon final approval of our MAA, we will be required to perform certain additional studies for the CKD indication in the EU.

In addition, in March 2012 we announced results from the first of our two Phase III multi-center clinical trials to assess Feraheme in patients with IDA. The EMA has substantial discretion in the approval process and may decide that the results of our clinical trials are insufficient for approval the broader IDA indication. Clinical and other data is often susceptible to varying interpretations, and there is no guarantee that the EMA will determine that the results of our clinical trials will adequately demonstrate that Feraheme is safe and effective in the broader IDA patient population to support approval. In addition, any adverse regulatory action taken by the FDA with respect to Feraheme in the U.S. may affect the regulatory requirements or decisions made by certain foreign regulatory bodies with regard to the regulatory approval of Feraheme outside of the U.S.

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

We rely and intend to continue to rely on third-parties, including clinical research organizations, third-party manufacturers, third-party logistics providers, packaging and labeling providers, wholesale distributors and certain other important vendors and consultants in the conduct of our business. As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance or satisfaction of commitments to us by our third-party contractors or suppliers. For example, our distributors, customers or suppliers may experience difficulty in obtaining the liquidity necessary to purchase inventory or raw or other materials, may begin to maintain lower inventory levels or may become insolvent. If such third-parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be severely adversely affected.

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

•                  The impact of any pricing strategies we may implement related to Feraheme, including the magnitude of rebates and/or discounts we may offer;

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

In the U.S., we sell Feraheme primarily to wholesalers and specialty distributors and therefore a significant portion of our revenues is generated by a small number of customers. Four customers accounted for 91% of our product sales revenue during the three months ended March 31, 2012 and three customers accounted for 93% of our accounts receivable balance at March 31, 2012. In addition, a significant portion of our U.S. Feraheme sales are generated through a small number of contracts with GPOs. For example, approximately 35% of our end-user demand in the first quarter of 2012 was generated by members of a single GPO with which we have contracted. The loss of, material reduction in sales volume to, or a significant adverse change in our relationship with any of our key wholesalers, distributors or GPOs could have a material adverse effect on our revenue in any given period and may result in significant annual or quarterly revenue fluctuations.

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

In addition, to determine the required quantities of our products and the related manufacturing schedule, we also need to make significant judgments and estimates based on inventory levels, current market trends, anticipated sales, forecasts from our licensees, including Takeda, and other factors. Because of the inherent nature of estimates, there could be significant differences between our and Takeda’s estimates and the actual amount of product need. For example, the level of our access to wholesaler and distributor inventory levels and sales data in the U.S., which varies based on the wholesaler or distributor, affects our ability to accurately estimate certain reserves included in our financial statements. Any difference between our estimates and the actual amount of product demand could result in unmet demand or excess inventory, each of which would adversely impact our financial results and results of operations.

Our stock price has been and may continue to be volatile, and your investment in our stock could decline in value or fluctuate significantly.

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $12.65 and $19.62 in the fifty-two week period through April 27, 2012. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, many of which are beyond our control, may have a significant impact on the market price of our common stock. Factors which may affect the market price of our common stock include, among others:

•                  Our ability to successfully commercialize Feraheme in the U.S. and Takeda’s ability to successfully commercialize Feraheme in territories outside of the U.S.;

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

•                  Any announcement regarding the results of our ongoing clinical trials of Feraheme in the broad IDA indication;

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

In January and May 2012, we publicly provided 2012 financial guidance, including expected 2012 Feraheme product revenue, estimated operating expenses and estimated year-end cash balance. If we fail to realize any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

We may need additional capital to achieve our business objectives.

We have expended and will continue to expend substantial funds to successfully commercialize and develop Feraheme. Our long-term capital requirements will depend on many factors, including, but not limited to:

•                  Our ability to successfully commercialize Feraheme in the U.S. and Takeda’s ability to successfully commercialize Feraheme in its licensed territories outside of the U.S.;

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

We estimate that our cash resources as of March 31, 2012, combined with cash we currently expect to receive from sales of Feraheme, from earnings on our investments, and potential milestone and royalty payments we expect to receive from Takeda will be sufficient to finance our currently planned operations for at least the next twelve months. Thereafter, we may require additional funds or need to establish additional alternative strategic arrangements to execute our business plans. We may seek needed funding through additional arrangements with collaborators through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.

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

As of March 31, 2012, we had $37.6 million in cash and cash equivalents, $162.8 million in short-term investments, and $17.4 million in long-term investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may continue to be exacerbated by the U.S. and global financial crisis which has been occurring over the past several years. The ongoing disruptions in the credit and financial markets have negatively affected many industries, including those in which we invest, and we may realize losses in the fair value of certain of our investments or a complete loss of these investments, which would have an adverse effect on our results of operations, liquidity and financial condition.

As of March 31, 2012, we held a total of $17.4 million in fair market value of ARS reflecting a reduction in value of approximately $2.4 million from the par value of these securities of approximately $19.8 million. In February 2008, our ARS began to experience failed auctions and have continued to experience failed auctions. Since that time, the continued uncertainty in the credit markets has caused almost all additional auctions with respect to our ARS to fail and prevented us from liquidating certain of our holdings of ARS because the amount of these securities submitted for sale has exceeded the amount of purchase orders for these securities. These auctions may continue to fail indefinitely, and there could be a further decline in value of these securities or any other securities, which may ultimately be deemed to be other-than-temporary. In the future, should we determine that these declines in value of ARS are other-than-temporary, we will recognize the credit-related portion of the loss to our condensed consolidated statement of operations, which could be material. In addition, failed auctions will adversely impact the liquidity of our investments.

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

We are subject to changing rules and regulations of U.S. federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the NASDAQ Global Select Market, and the U.S. Securities and Exchange Commission, or SEC, have issued a significant number of new and increasingly complex requirements and regulations over the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. For example, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, some of which the SEC has recently implemented by adopting additional rules and regulations in areas such as executive compensation, or “say on pay”. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in our expenses and a diversion of management’s time from other business activities.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of future transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. An ownership change could limit our ability to utilize our net operating loss and tax credit carryforwards for taxable years including or following such “ownership change.” Limitations imposed on the ability to use net operating losses and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than we have estimated would otherwise be required if such limitations were not in effect and could cause such net operating losses and tax credits to expire unused, in each case reducing or eliminating the benefit of such net operating losses and tax credits and potentially adversely affecting our financial position. Similar rules and limitations may apply for state income tax purposes.

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

We are subject to ongoing regulatory requirements and review both in the U.S. and in certain cases, foreign jurisdictions, pertaining to Feraheme’s manufacture, labeling, packaging, adverse event reporting, storage, marketing, promotion and record keeping. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with Feraheme or our manufacturing facilities may result in restrictions on our ability to manufacture, market or sell Feraheme, including its withdrawal from the market. Any such restrictions could result in a decrease in Feraheme sales, damage to our reputation or the initiation of lawsuits against us. We may also be subject to additional sanctions, including but not limited to:

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

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years. In 2011, MSMB Capital Management LLC, or MSMB Capital, filed a preliminary consent solicitation statement with the SEC seeking to remove and replace all of our current directors with MSMB Capital’s nominees. The review, consideration and response to MSMB Capital’s efforts to gain control of our Board of Directors, or Board, may require the expenditure of significant time and resources by us and may be a significant distraction for our management and employees. MSMB Capital’s efforts to replace our current Board members may also create uncertainty for our employees, and this uncertainty may adversely affect our ability to retain and attract key employees, including a permanent chief executive officer. The impact of MSMB Capital’s efforts due to these or other factors may undermine our business and have a material adverse effect on our results of operations. MSMB Capital has not yet formally commenced its proposed consent solicitation.

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

As a Delaware corporation, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203, which prevents us from engaging in any business combination with any “interested stockholder,” which is defined generally as a person that acquires 15% or more of a corporation’s outstanding voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203. These provisions could have the effect of delaying or preventing a change of control, whether or not it is desired by, or beneficial to, our stockholders.

As a result of the termination of our merger agreement with Allos, we may be required to pay Allos a fee of $12.0 million (in addition to the $2.0 million expense reimbursement fee we paid to Allos in October 2011) if we enter into a definitive agreement for an Acquisition Transaction, as defined in the Agreement and Plan of Merger and Reorganization we entered into with Allos, on or before October 21, 2012 or such a transaction is consummated on or before such date. Such potential payment could delay or discourage transactions involving an actual or potential change in control of our company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases by us, or any affiliated purchaser, of our equity securities which are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2012.

Item 6.  Exhibits

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

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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
Frank E. Thomas
Executive Vice President,
Chief Operating Officer, and
Interim President and Chief
Executive Officer

Date: May 3, 2012

AMAG PHARMACEUTICALS, INC.

By:	/s/ Scott A. Holmes
Scott A. Holmes
Chief Accounting Officer,
Vice President and Controller

Date: May 3, 2012

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

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

+                    Exhibits marked with a plus sign (“+”) are filed herewith.

++             Exhibits marked with a double plus sign (“++”) are furnished herewith.