Form 10-Q
period 2012-09-30
AMAG PHARMACEUTICALS INC.
filed 2012-11-07
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 21,415,340 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.
FORM 10-Q

PART I.                          FINANCIAL INFORMATION

Item 1.  Financial Statements

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$42,900	$63,474
Short-term investments	167,943	148,703
Accounts receivable, net	7,363	5,932
Inventories	12,227	15,206
Receivable from collaboration	777	428
Assets held for sale	2,300	—
Prepaid and other current assets	7,627	6,288
Total current assets	241,137	240,031
Property, plant and equipment, net	3,411	9,206
Long-term investments	—	17,527
Restricted cash	460	460
Total assets	$245,008	$267,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,620	$3,732
Accrued expenses	16,674	28,916
Deferred revenues	7,250	6,346
Total current liabilities	27,544	38,994
Long-term liabilities:
Deferred revenues	40,624	45,196
Other long-term liabilities	2,136	2,438
Total liabilities	70,304	86,628
Commitments and contingencies (Notes J & K)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 58,750,000 shares authorized; 21,414,251 and 21,306,413 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	214	213
Additional paid-in capital	630,613	625,133
Accumulated other comprehensive loss	(3,151)	(4,842)
Accumulated deficit	(452,972)	(439,908)
Total stockholders’ equity	174,704	180,596
Total liabilities and stockholders’ equity	$245,008	$267,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product sales, net	$16,176	$15,802	$44,304	$39,905
License fee and other collaboration revenues	1,566	1,707	19,911	6,322
Royalties	—	46	19	115
Total revenues	17,742	17,555	64,234	46,342
Costs and expenses:
Cost of product sales	4,323	2,669	10,193	7,792
Research and development expenses	5,260	14,894	25,393	45,155
Selling, general and administrative expenses	12,160	17,230	40,442	53,690
Restructuring expenses	562	—	1,620	—
Total costs and expenses	22,305	34,793	77,648	106,637
Other income (expense):
Interest and dividend income, net	295	378	1,026	1,390
Gains (losses) on investments, net	2	14	(1,469)	(194)
Total other income (expense)	297	392	(443)	1,196
Net loss before income taxes	(4,266)	(16,846)	(13,857)	(59,099)
Income tax benefit	299	215	793	611

Net loss	$(3,967)	$(16,631)	$(13,064)	$(58,488)

Net loss per share:
Basic and diluted	$(0.19)	$(0.78)	$(0.61)	$(2.76)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	21,403	21,194	21,374	21,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended Septmber 30,
	2012	2011	2012	2011

Net loss	$(3,967)	$(16,631)	$(13,064)	$(58,488)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period, net of tax	176	45	222	1,314
Reclassification adjustment for (gains) losses included in net loss	(2)	(2)	1,469	208
Net unrealized gains (losses) on securities	174	43	1,691	1,522
Total comprehensive loss	$(3,793)	$(16,588)	$(11,373)	$(56,966)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(13,064)	$(58,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,742	1,966
Impairment loss on assets held for sale	800	—
Non-cash equity-based compensation expense	5,312	8,798
Non-cash income tax benefit	(793)	(611)
Amortization of premium/discount on purchased securities	2,181	2,778
Gains (losses) on investments, net	1,469	194
Changes in operating assets and liabilities:
Accounts receivable, net	(1,431)	(1,284)
Inventories	3,860	2,094
Receivable from collaboration	(349)	249
Prepaid and other current assets	(1,339)	2,163
Accounts payable and accrued expenses	(13,386)	5,083
Deferred revenues	(3,668)	(4,829)
Other long-term liabilities	(302)	(260)
Total adjustments	(4,904)	16,341
Net cash used in operating activities	(17,968)	(42,147)

Cash flows from investing activities:
Proceeds from sales or maturities of investments	102,540	99,096
Purchase of investments	(105,305)	(93,707)
Capital expenditures	(47)	(415)
Net cash (used in) provided by investing activities	(2,812)	4,974

Cash flows from financing activities:
Proceeds from the exercise of stock options	56	10
Proceeds from the issuance of common stock under ESPP	150	294
Net cash provided by financing activities	206	304

Net decrease in cash and cash equivalents	(20,574)	(36,869)
Cash and cash equivalents at beginning of the period	63,474	112,646
Cash and cash equivalents at end of the period	$42,900	$75,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In December 2011, ferumoxytol was granted marketing approval in Canada, under the trade name Feraheme, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with CKD. In June 2012, the European Commission granted marketing authorization for ferumoxytol, under the trade name Rienso® 30mg/ml solution for Injection, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with CKD. In August 2012, ferumoxytol was granted marketing approval in Switzerland under the trade name Rienso for use as an IV iron replacement therapy for the treatment of IDA in adult patients with CKD. Under our agreement with Takeda Pharmaceutical Company Limited, or Takeda, Takeda has an exclusive license to market and sell ferumoxytol in Canada, the European Union, or EU, and Switzerland. The EU marketing authorization triggered a $15.0 million milestone payment to us from Takeda, which we received in July 2012. Rienso was commercially launched in Canada in October 2012 and in the EU in November 2012. In October 2012, we received a $3.0 million milestone payment from Takeda related to the Canadian launch and we expect to receive a $15.0 million milestone payment related to the EU launch in the fourth quarter of 2012.

GastroMARK®, which has been marketed and sold under the trade name Lumirem® outside of the U.S, is our oral contrast agent used for delineating the bowel in magnetic resonance imaging and is approved and marketed in the U.S., Europe and other countries through our licensees. In the second quarter of 2012, we terminated our commercial license agreements for GastroMARK. Following the completion of our obligations under these agreements, we no longer intend to commercially manufacture or sell GastroMARK. Pursuant to the terms of the respective termination agreements, in June 2012, we paid our licensees termination fees of $1.6 million, which we recorded in selling, general and administrative expenses in our condensed consolidated statement of operations.

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

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition related to product sales and collaboration agreements, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment, estimates used to measure the fair value of our held for sale assets, and determining values of investments, reserves for doubtful accounts, accrued expenses, reserves for legal matters, income taxes and equity-based compensation expense. Actual results could differ materially from those estimates.

During the three months ended September 30, 2012, we reduced our clinical trial accruals by approximately $1.2 million, primarily related to cost savings below the contracted rates passed on by a certain third-party service provider, which resulted in changes in our estimated clinical trial costs for Feraheme to treat IDA regardless of the underlying cause. This change in estimate had an impact of $0.06 per basic and diluted share for the three and nine months ended September 30, 2012.

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

Assets Measured at Fair Value on a Recurring Basis

We hold certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents and short- and long-term investments. The following tables represent the fair value hierarchy as of September 30, 2012 and December 31, 2011 for those assets that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$41,500	$41,500	$—	$—
Corporate debt securities	104,787	—	104,787	—
U.S. treasury and government agency securities	56,662	—	56,662	—
Commercial paper	6,494	—	6,494	—
	$209,443	$41,500	$167,943	$—

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$55,995	$55,995	$—	$—
Corporate debt securities	94,626	—	94,626	—
U.S. treasury and government agency securities	48,086	—	48,086	—
Commercial paper	5,991	—	5,991	—
Auction rate securities	17,527	—	—	17,527
	$222,225	$55,995	$148,703	$17,527

With the exception of our money market funds and, previously, our auction rate securities, or ARS, which we sold in June 2012, and which were valued using Level 3 inputs, the fair value of our investments is primarily determined from independent pricing services which use Level 2 inputs to determine fair value. Independent pricing services normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analyses of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of either September 30, 2012 or December 31, 2011. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the nine months ended September 30, 2012.

In June 2012, we sold our remaining ARS portfolio, with a par value of $19.8 million, for proceeds of $18.3 million.

The following table provides a rollforward of Level 3 assets for the nine months ended September 30, 2012 (in thousands):

Nine Months Ended September 30, 2012
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

Assets Held for Sale

During the quarter ended September 30, 2012, we determined that certain assets related to our Cambridge, Massachusetts manufacturing facility, including the related land, building and certain equipment, met the criteria established by current accounting guidance for classifying assets as held for sale. As a result we have reclassified these assets from property, plant and equipment to assets held for sale in our condensed consolidated balance sheet as of September 30, 2012. In anticipation of a future sale, we have valued these assets at the lower of their carrying amount or fair value less cost to sell to arrive at the estimated fair value of $2.3 million as of September 30, 2012. Prior to our determination that our Cambridge, Massachusetts manufacturing facility and related assets met the requirements to be classified as assets held for sale, we accelerated the depreciation on such assets to reflect our then estimated fair value. In doing so, we recorded $1.1 million and $1.4 million of accelerated depreciation in our condensed consolidated statements of operations for the three and nine months ended September 30, 2012, respectively. Upon determination that these assets met the criteria for held for sale, we recognized an impairment loss of $0.8 million to decrease the carrying value of the assets to our best estimate of fair value as of September 30, 2012. Of these $2.2 million of non-cash charges, we recorded $2.0 million in cost of product sales and $0.2 million in research and development expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2012. The fair values of the land, building, and equipment were estimated using offers received from potential purchasers, real estate appraisals and other estimates from third-parties and accordingly, these assets have been classified as Level 3 assets.

Revenue Recognition

Net Product Sales

We recognize net product sales in accordance with current accounting guidance related to the recognition, presentation and disclosure of revenue in financial statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure of revenue in financial statements. In addition, we record all revenue for Feraheme sold to our licensees in deferred revenues in our condensed consolidated balance sheets. We will recognize revenues from product sales to our licensees, the related cost of goods sold, as well as any royalty revenues due from our licensees, in our condensed consolidated statement of operations at the time our licensees report to us that sales have been made or samples provided to its customers.

We record product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organizations, or GPO, fees, and product returns as a reduction of revenue in our condensed consolidated statement of operations at the time product sales are recorded. Calculating these gross-to-net sales adjustments involves estimates and judgments based primarily on actual Feraheme sales data, forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others, and other market research. In addition, we also monitor our distribution channel to determine whether additional allowances or accruals are required based on inventory in our sales channel. An analysis of our product sales allowances and accruals for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Product sales allowances and accruals
Discounts and chargebacks	$6,644	$3,601
Government and other rebates	1,595	2,120
Medicaid rebate reserve adjustment	(861)	(3,026)
Returns	(1,122)	354
Total provision for product sales allowances and accruals	$6,256	$3,049

Total gross product sales	$22,432	$18,851

Total provision for product sales allowances and accruals as a percent of total gross product sales	28%	16%

	Nine Months Ended September 30,
	2012	2011
Product sales allowances and accruals
Discounts and chargebacks	$19,382	$9,400
Government and other rebates	4,487	6,897
Medicaid rebate reserve adjustment	(621)	(2,532)
Returns	(1,680)	1,022
Total provision for product sales allowances and accruals	$21,568	$14,787

Total gross product sales	$65,872	$54,692

Total provision for product sales allowances and accruals as a percent of total gross product sales	33%	27%

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

As part of our sales allowances and accruals, we reserve for estimated Medicaid rebates associated with instances where Medicaid will act as the insurer and for which we are required to pay a statutory rebate to Medicaid. During the three months ended September 30, 2012 and 2011, we revised our estimated Medicaid reserve rate based on actual product-specific rebate claims received since the launch of Feraheme in July 2009, our expectations of state level activities, and estimated rebate claims not yet submitted, which resulted in a $0.9 million and $3.0 million reduction of our estimated Medicaid rebate reserve, respectively, related to prior period Feraheme sales. During the nine months ended September 30, 2012 and 2011, this revision to our estimated Medicaid reserve rate resulted in a $0.6 million and $2.5 million reduction of our estimated Medicaid rebate reserve, respectively, related to prior years Feraheme sales. These changes in estimates are reflected as an increase in our net product sales for the three and nine months ended September 30, 2012 and 2011 and resulted in reductions to our gross to net percentage in the respective periods. The reduction of our estimated Medicaid rebate reserve had an impact of $0.04 and $0.03 per basic and diluted share for the three and nine months ended September 30, 2012, respectively, and $0.14 per basic and diluted share for each of the three and nine months ended September 30, 2011. We regularly assess our Medicaid reserve balance and the rate at which we accrue for claims against product sales. If we determine in future periods that our actual rebate experience is not indicative of expected claims, if our actual claims experience changes, or if other factors affect estimated claims rates, we may be required to adjust our current Medicaid accumulated reserve estimate, which would affect our earnings in the period of the adjustment and could be significant.

We generally offer our wholesalers, specialty distributors and other customers a limited right to return product purchased directly from us, principally based on the product’s expiration date which, once packaged, is currently four years in the U.S. Reserves for product returns for domestic sales are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. Currently, sales to our licensees are recognized as revenue when product is sold to our licensees’ customers and therefore no return reserve is required at the time of sale to our licensees. We evaluate our estimated product returns rate each period based on the historical return patterns and known or expected changes in the marketplace. During the three and nine months ended September 30, 2012, we reduced our reserve for product returns by approximately $1.3 million and $2.1 million, respectively, primarily as a result of a lower expected rate of product returns based on our actual returns experience to date as well as the lapse of the product return period on certain manufactured Feraheme lots that carried a two year expiration. As a result, the product returns reserve applied to gross product sales for the three and nine months ended September 30, 2012 was ($1.1) million and ($1.7) million, respectively, as compared to $0.4 million and $1.0 million in the three and nine months ended September 30, 2011, respectively. The reduction of our estimated product returns reserve had an impact of $0.06 and $0.10 per basic and diluted share for the three and nine months ended September 30, 2012, respectively. If we determine in future periods that our actual returns experience is not indicative of expected returns or if other factors affect estimated returns rates, we may be required to adjust our current accumulated returns reserve estimate, which would affect our earnings in the period of the adjustment and could be significant.

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. As of September 30, 2012, our cash, cash equivalents and investments amounted to approximately $210.8 million. We currently invest our excess cash primarily in U.S. government and agency money market funds, and investments in corporate debt securities, U.S. treasury and government agency securities, and commercial paper. As of September 30, 2012 we had approximately $41.5 million of our total $42.9 million cash and cash equivalents balance invested in institutional money market funds, of which $21.4 million was invested in a single fund, which is collateralized solely by U.S. treasury and government agency securities.

Our operations are located solely within the U.S. We are focused principally on developing, manufacturing, and commercializing Feraheme. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
AmerisourceBergen Drug Corporation	34%	42%
Takeda Pharmaceuticals Company Limited	31%	13%
McKesson Corporation	17%	20%
Cardinal Health, Inc.	11%	12%

In addition, approximately 33% of our end-user demand during the nine months ended September 30, 2012 was generated by members of a single GPO with which we have contracted. Revenues from customers outside of the U.S. amounted to approximately 32% and 15% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively, and were principally related to collaboration revenue recognized in connection with our collaboration agreement with Takeda, which is based in Japan.

Other

During the three months ended September 30, 2012, we reduced our clinical trial accruals by approximately $0.3 million as the result of an error in estimated clinical trial costs, which should have been recognized during the three months ended June 30, 2012. We determined that this correction was not material to our results of operations or financial condition for the three months ended June 30, 2012 or September 30, 2012.

C.            Investments

As of September 30, 2012 and December 31, 2011, the combined total of our short- and long-term investments equaled $167.9 million and $166.2 million, respectively, and consisted of securities classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in debt and equity securities.

The following is a summary of our short- and long-term investments as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate debt securities
Due in one year or less	$57,930	$112	$(15)	$58,027
Due in one to three years	46,575	186	(1)	46,760
U.S. treasury and government agency securities
Due in one year or less	17,969	81	—	18,050
Due in one to three years	38,483	131	(2)	38,612
Commercial paper
Due in one year or less	6,493	1	—	6,494
Total investments	$167,450	$511	$(18)	$167,943

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities
Due in one year or less	$74,687	$81	$(115)	$74,653
Due in one to three years	19,950	73	(50)	19,973
U.S. treasury and government agency securities
Due in one year or less	26,770	67	(7)	26,830
Due in one to three years	21,028	228	—	21,256
Commercial paper
Due in one year or less	5,997	—	(6)	5,991
Total short-term investments	$148,432	$449	$(178)	$148,703

Long-term investments:
Auction rate securities
Due after five years	19,900	—	(2,373)	17,527
Total long-term investments	$19,900	$—	$(2,373)	$17,527

Total investments	$168,332	$449	$(2,551)	$166,230

Auction Rate Securities

In June 2012, we sold our remaining ARS portfolio, with a par value of $19.8 million, for proceeds of $18.3 million and recognized a loss of approximately $1.5 million in other income (expense) in our condensed consolidated statements of income for the nine months ended September 30, 2012. All of the ARS we held consisted of municipal bonds with an auction reset feature and were classified as available-for-sale.

Impairments and Unrealized Gains and Losses on Investments

The following is a summary of the fair value of our investments with unrealized losses that are deemed to be temporarily impaired and their respective gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$6,838	$(12)	$847	$(4)	$7,685	$(16)
U.S. treasury and government agency securities	3,334	(2)	—	—	3,334	(2)
	$10,172	$(14)	$847	$(4)	$11,019	$(18)

	December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$34,097	$(161)	$4,124	$(4)	$38,221	$(165)
U.S. treasury and government agency securities	8,841	(7)	—	—	8,841	(7)
Commercial paper	5,991	(6)	—	—	5,991	(6)
Auction rate securities	—	—	19,900	(2,373)	19,900	(2,373)
	$48,929	$(174)	$24,024	$(2,377)	$72,953	$(2,551)

We did not recognize any unrealized other-than-temporary impairment losses in our condensed consolidated statements of operations related to our securities during either of the three or nine months ended September 30, 2012. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and which may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

Realized Gains and Losses on Investments

Gains and losses are determined on the specific identification method. During the nine months ended September 30, 2012 we recorded realized losses of $1.5 million to our condensed consolidated statements of operations related to the sale of our remaining ARS portfolio, as discussed above.

D.            Accounts Receivable

Our accounts receivable were $7.4 million and $5.9 million as of September 30, 2012 and December 31, 2011, respectively, and primarily represented amounts due from wholesalers and distributors to whom we sell Feraheme directly. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts. Reserves for other sales-related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in our condensed consolidated balance sheets.

As part of our credit management policy, we perform ongoing credit evaluations of our customers, and we have not required collateral from any customer. To date, we have not experienced significant bad debts. Accordingly, we have not established an allowance for doubtful accounts at either September 30, 2012 or December 31, 2011. If the financial condition of any of our significant customers was to deteriorate and result in an impairment of its ability to make payments owed to us, an allowance for doubtful accounts may be required which could have a material effect on earnings in the period of any such adjustment.

Customers which represented greater than 10% of our accounts receivable balances as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
AmerisourceBergen Drug Corporation	47%	44%
McKesson Corporation	28%	33%
Cardinal Health, Inc.	16%	15%

E.            Inventories

Our major classes of inventories were as follows as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$2,416	$1,892
Work in process	1,108	3,696
Finished goods	8,703	9,618
Total inventories	$12,227	$15,206

During the nine months ended September 30, 2012, we wrote-off $0.6 million of inventory which was produced to validate the manufacturing process at third-party suppliers and which we no longer believed was suitable for sale. In addition, we wrote-off $0.4 million of additional inventory as a restructuring cost in the nine months ended September 30, 2012 related to our ongoing divestiture of our Cambridge, Massachusetts manufacturing facility.

On a quarterly basis, we analyze our inventory levels to determine whether we have any obsolete, expired, or excess inventory. If any inventory is expected to expire prior to being sold, has a cost basis in excess of its net realizable value, is in excess of expected sales requirements as determined by internal sales forecasts, or fails to meet commercial sale specifications, the inventory is written-down through a charge to cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. A critical input in this determination is future expected inventory requirements, based on internal sales forecasts. Once packaged, Feraheme currently has a shelf-life of four years in the U.S. and between two to three years outside of the U.S., and as a result of comparison to internal sales forecasts, we expect to fully realize the carrying value of our current Feraheme finished goods inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable.

F.             Property, Plant and Equipment

Property, plant and equipment consisted of the following as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012	December 31, 2011

Land	$—	$360
Buildings and improvements	5,373	11,308
Laboratory and production equipment	83	7,662
Furniture and fixtures	5,326	5,382
Construction in process	—	86
	10,782	24,798
Less - accumulated depreciation	(7,371)	(15,592)
Property, plant and equipment, net	$3,411	$9,206

During the three months ended September 30, 2012, we determined that certain assets related to our Cambridge, Massachusetts manufacturing facility, including the related land, building and certain equipment, met the criteria established by current accounting guidance for classifying assets as held for sale. As a result, we reclassified these assets from property, plant and equipment to assets held for sale in our condensed consolidated balance sheet as of September 30, 2012. We have classified these assets as current as we expect to complete the sale within one year. Current accounting guidance requires us to record assets held for sale at the lower of the carrying amount or fair value less cost to sell and discontinue the recognition of depreciation. Based on such guidance, we adjusted the value of these assets to $2.3 million, their fair market value. Prior to our determination that our Cambridge, Massachusetts manufacturing facility and related assets met the requirements to be classified as assets held for sale, we accelerated the depreciation on such assets to reflect our then estimated fair value. In doing so, we recorded $1.1 million and $1.4 million of accelerated depreciation in our condensed consolidated statements of operations for the three and nine months ended September 30, 2012, respectively. Upon determination that these assets met the criteria for held for sale, we recognized an impairment loss of $0.8 million to decrease the carrying value of the assets to our best estimate of fair value as of September 30, 2012. The fair values of the land, building and equipment were estimated using offers received from potential purchasers, real estate appraisals and other estimates from third-parties.

G.           Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three and nine months ended September 30, 2012, we recognized a $0.3 million and $0.8 million current federal income tax benefit, respectively, which was primarily the result of a decrease in unrealized losses associated with the sale of our remaining ARS portfolio in the second quarter of 2012. For the three and nine months ended September 30, 2011, we recognized a $0.2 million and $0.6 million current federal income tax benefit, respectively, which was the result of our recognition of corresponding income tax expense associated with the increase in the value of certain securities that we carried at fair market value during the period. The corresponding income tax expense was recorded in other comprehensive income (loss). Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

H.           Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period. The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(3,967)	$(16,631)	$(13,064)	$(58,488)
Weighted average common shares outstanding	21,403	21,194	21,374	21,169
Net loss per share:
Basic and diluted	$(0.19)	$(0.78)	$(0.61)	$(2.76)

The following table sets forth the potential common shares issuable upon the exercise of outstanding options and the vesting of restricted stock units (prior to consideration of the treasury stock method), that were excluded from our computation of diluted net loss per share because such options and restricted stock units were anti-dilutive due to a net loss or because the exercise price exceeded the current stock price for options in the relevant periods (in thousands):

	As of September 30,
	2012	2011
Options to purchase shares of common stock	2,315	2,013
Shares of common stock issuable upon the vesting of restricted stock units	468	629
Total	2,783	2,642

I.                Equity-Based Compensation

We currently maintain several equity compensation plans, including our Second Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, our Amended and Restated 2000 Stock Plan, or the 2000 Plan, and our 2010 Employee Stock Purchase Plan.

Second Amended and Restated 2007 Equity Incentive Plan

As of September 30, 2012, we have granted options and restricted stock units covering 5,249,275 shares of common stock under our 2007 Plan, of which 2,129,412 stock options and 600,181 restricted stock units have expired or terminated, and of which 35,338 options have been exercised and 265,600 shares of common stock have been issued pursuant to restricted stock units that became fully vested. The number of options and restricted stock units outstanding under this plan as of September 30, 2012 was 1,850,694 and 368,050, respectively. The remaining number of shares available for future grants as of September 30, 2012 was 1,399,694, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise. All outstanding stock options granted under our 2007 Plan have an exercise price equal to the closing price of a share of our common stock on the grant date and have either a seven or ten-year term.

Amended and Restated 2000 Stock Plan

As of September 30, 2012, the number of shares underlying outstanding options which were issued pursuant to our 2000 Plan was 164,404. There were no restricted stock units outstanding as of September 30, 2012. In November 2007, the 2000 Plan was succeeded by our 2007 Plan and, accordingly, no further grants may be made under this plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

Other Equity Compensation Grants

In May 2012, in connection with his entry into an employment agreement as our President and Chief Executive Officer, our Board of Directors, or Board, granted William Heiden an option to purchase 300,000 shares of our common stock at an exercise price equal to the then fair market value of a share of our common stock. The option will be exercisable in four equal annual installments beginning on the first anniversary of the grant date. Mr. Heiden was also granted 100,000 restricted stock units, which will vest in four equal annual installments beginning on the first anniversary of the grant date. The foregoing grants were made pursuant to an inducement grant exception under the NASDAQ rules and therefore were granted outside of our 2007 Plan. We assessed the terms of these awards to Mr. Heiden and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied. In July 2012, we filed a Form S-8 with the SEC with respect to these equity compensation grants.

Equity-based compensation expense

Equity-based compensation expense, excluding amounts that have been capitalized into inventory, for the three and nine months ended September 30, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of product sales	$52	$131	$198	$483
Research and development	473	84	1,420	1,365
Selling, general and administrative	1,525	1,487	3,694	6,950
Total equity-based compensation expense	$2,050	$1,702	$5,312	$8,798

We reduce the compensation expense being recognized to account for estimated forfeitures, which we estimate based primarily on historical experience. Under the current accounting guidance, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

J.              Commitments and Contingencies

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

In July 2011, we entered into an Agreement and Plan of Merger and Reorganization, or the Allos Merger Agreement, with Alamo Acquisition Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, and Allos Therapeutics, Inc., or Allos, which was amended in August 2011. In October 2011, pursuant to the terms of the Allos Merger Agreement, we terminated the Allos Merger Agreement and paid Allos an expense reimbursement fee of $2.0 million in connection with such termination. In addition, under the termination agreement, we would have been required to pay Allos a termination fee of $12.0 million (in addition to the $2.0 million expense reimbursement fee we paid to Allos in October 2011) if we had entered into a definitive agreement for an Acquisition Transaction, as defined in the Allos Merger Agreement, on or before October 21, 2012 or such a transaction is consummated on or before such date. As of October 21, 2012, no such transaction was consummated and therefore there is no further contingency.

In July 2010, Sandoz GmbH, or Sandoz, filed with the European Patent Office, or EPO, an opposition to our previously issued patent that covers ferumoxytol in the EU. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked our European ferumoxytol patent. We intend to appeal this decision as soon as we receive written notice of the decision. The appeal process will suspend the revocation of our patent. We will continue to defend the validity of this patent throughout the appeal process, which we expect to take two to three years. However, in the event that we do not experience a successful outcome from the appeals process, ferumoxytol would still be entitled to at least eight years, and as many as eleven years, of data and market exclusivity under EU regulations, which we believe would create barriers to entry of any generic version of ferumoxytol into the EU market until sometime between 2020 and 2023. This decision had no impact on our revenues for the three months ended September 30, 2012. However, any future unfavorable outcome in this matter could negatively affect the magnitude and timing of future revenues, including royalties and milestone payments we may receive from Takeda pursuant to our agreement with Takeda. We do not expect to incur any related liability regardless of the outcome of the appeal and therefore have not recorded any liability as of September 30, 2012. We continue to believe the patent is valid and intend to vigorously appeal the decision.

We may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us as of September 30, 2012. We expense legal costs as they are incurred.

K.           Collaborative Agreements

Our commercial strategy includes the formation of collaborations with other pharmaceutical companies to facilitate the sale and distribution of our products, primarily outside of the U.S. As of September 30, 2012, we were a party to the following collaborations:

Takeda

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey, or collectively, the Licensed Territory. In June 2012, we entered into an amendment to the Takeda Agreement, or the Amended Takeda Agreement, which removed the Commonwealth of Independent States from the territories under which Takeda has the exclusive rights to develop and commercialize Feraheme/Rienso, or the Amended Licensed Territory. In addition, the Amended Takeda Agreement modified the timing and pricing arrangements for a supply agreement to be entered into between us and Takeda in the future, the terms related to primary and secondary manufacturing for drug substance and drug product, certain patent related provisions, and the re-allocation of certain of the agreed upon milestone payments. We analyzed the Amended Takeda Agreement and determined that the amended terms did not result in a material modification of the original Takeda Agreement based on the fact that there were no changes to the deliverables under the original Takeda Agreement as a result of the amendment, and the change in arrangement consideration as a result of the amendment was not quantitatively material in relation to the total arrangement consideration.

Under the Amended Takeda Agreement, except under limited circumstances, we have retained the right to manufacture Feraheme/Rienso and, accordingly, are responsible for supply of Feraheme/Rienso to Takeda at a fixed price per unit, which is capped for a certain period of time. We are also responsible for conducting, and bearing the costs related to, certain pre-defined clinical studies with the costs of future modifications or additional studies to be allocated between the parties according to an agreed upon cost-sharing mechanism. In connection with the execution of the original Takeda Agreement, we received a $60.0 million upfront payment from Takeda in April 2010, which we recorded as deferred revenue. We may also receive a combination of additional regulatory approval and performance-based milestone payments, reimbursement of certain out-of-pocket regulatory and clinical supply costs, defined payments for supply of Feraheme/Rienso, and tiered double-digit royalties on net product sales in the Amended Licensed Territory under the Amended Takeda Agreement. The remaining milestone payments we may be entitled to receive under the agreement could over time equal approximately $187.0 million. In October 2012, we received a $3.0 million milestone payment from Takeda related to the Canadian launch and we expect to receive a $15.0 million milestone payment related to the EU launch in the fourth quarter of 2012. We have determined that any milestone payments which may become due upon approval by certain regulatory agencies will be deemed substantive milestones and, therefore, will be accounted for as revenue in the period in which they are achieved. Any future non-substantive milestone payments will be accounted for in accordance with our revenue attribution method for the upfront payment, as described below.

In June 2012, we earned a $15.0 million milestone payment from Takeda based on the European Commission marketing authorization for ferumoxytol. We deemed this milestone payment to be a substantive milestone based on our analysis that the milestone consideration received was commensurate with our performance to achieve the milestone, was solely related to past performance, and was reasonable relative to all of the deliverables and payment terms, including other milestones, within the arrangement. Therefore, we recognized the $15.0 million milestone payment as revenue in the three months ended June 30, 2012 in our condensed consolidated statements of operations.

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

With respect to the combined unit of accounting, our obligation to provide access to our future know-how and technological improvements is the final deliverable and is an obligation which exists throughout the term of the Amended Takeda Agreement. Because we cannot reasonably estimate the total level of effort required to complete the obligations under the combined deliverable, we are recognizing the entire $60.0 million upfront payment, the $1.0 million reimbursed to us in 2010 for certain expenses incurred prior to entering the agreement, as well as any milestone payments that are achieved and not deemed to be substantive milestones into revenues on a straight-line basis over a period of ten years from March 31, 2010, the date on which we originally entered the Takeda Agreement, which represented the then current patent life of Feraheme/Rienso and our best estimate of the period over which we will substantively perform our obligations. We continue to believe that the then current patent life of Feraheme/Rienso is our best estimate of the period over which we will substantively perform our obligations under this agreement. The potential milestone payments that may be received in the future will be recognized into revenue on a cumulative catch up basis when they become due and payable.

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

Revenues related to the combined unit of accounting and any reimbursement revenues are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations. During the three and nine months ended September 30, 2012, we recorded $1.5 million and $4.6 million in revenues, respectively, associated with the upfront payment. In addition, we recorded less than $0.1 million and $0.3 million associated with other reimbursement revenues in our condensed consolidated statement of operations for the three and nine months ended September 30, 2012, respectively.

In accordance with current accounting guidance related to the recognition, presentation, and disclosure of revenue in the financial statements, we record all revenue for Feraheme sold to our licensees in deferred revenues in our condensed consolidated balance sheets. We will recognize revenues from product sales to our licensees, the related cost of goods sold, as well as any royalty revenues due from our licensees, in our condensed consolidated statement of operations at the time our licensees report to us that sales have been made or samples provided to its customers. During the nine months ended September 30, 2012, we recorded $0.9 million in deferred revenues for the sale of Feraheme to Takeda.

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

L.            Restructuring

In June 2012, we initiated a corporate restructuring, including a workforce reduction plan. The majority of the workforce reduction plan is associated with our manufacturing and development infrastructure. As a result of the restructuring, we expect to record total charges of approximately $1.6 million. Of the $1.6 million, approximately $1.0 million is related to employee severance and benefits. We recognized $0.4 million and $0.9 million of employee severance and benefits related costs during the three and nine months ended September 30, 2012, respectively. In addition, in connection with our decision to divest our Cambridge, Massachusetts manufacturing facility, we have recorded $0.1 million and $0.7 million in restructuring charges for the three and nine months ended September 30, 2012, respectively, related to the write-down of primarily raw material inventory that will no longer be usable upon the closure of the facility. We expect that the majority of these restructuring charges will be paid by the end of 2012.

In November 2011, we initiated a corporate restructuring, including a workforce reduction plan. During the fourth quarter of 2011, we recorded $3.5 million of restructuring related costs, primarily related to employee severance and benefits. The workforce reduction was substantially completed by the end of 2011, and we expect that the majority of these restructuring charges will be paid by the end of 2012.

The following table outlines the components of our restructuring expenses which were recorded in operating expenses and current liabilities for the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Accrued restructuring, beginning of period	$1,728	$2,366
Employee severance, benefits and related costs	441	1,019
Payments	(902)	(2,029)
Inventory and other adjustments	166	77
Accrued restructuring, end of period	$1,433	$1,433

M.         Recently Issued and Proposed Accounting Pronouncements

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

Examples of forward-looking statements contained in this report include statements regarding the following: our expectation of revenue sources to fund our future operations, our expectations regarding the success of our collaboration with Takeda, including any potential milestone payments or royalties we may receive, including our expectation to receive a $15.0 million milestone payment in the fourth quarter of 2012, our expectation that we will submit our Feraheme Supplemental New Drug Application in the U.S. for the treatment of anemia in all adult patients with iron deficiency anemia in the fourth quarter of 2012, our expectation that Takeda plans to file a Type II Variation with the European Medicines Agency in 2013 for the treatment of anemia in all adult patients with iron deficiency anemia, the design of our two pediatric studies to be conducted to meet our Pediatric Research Equity Act requirement, our intention to conduct two additional pediatric studies included in our pediatric investigation plan, our plan to conduct and the expected timing of a post-approval trial to determine the safety and efficacy of repeat doses of Feraheme for the treatment of iron deficiency anemia and the design of such trial, including our plan to conduct an iron sucrose treatment arm and a magnetic resonance imaging study to evaluate the potential for iron deposits in the body following treatment with IV iron, our statement that our licensee in China, 3SBio Inc., or, 3SBio, plans to begin a Feraheme clinical study in China, our expectation that we will sell our Cambridge, Massachusetts manufacturing facility within the next twelve months, our expectation that we will manufacture Feraheme drug substance and drug product for use in the European Union at our third-party manufacturers, our belief that our patent for ferumoxytol in the European Union is valid, our expectation that the majority of our November 2011 and June 2012 restructuring charges will be paid by the end of 2012, our expectations regarding our future revenues, including expected Feraheme/Rienso revenues under our Takeda and 3SBio collaborations, our expectation that our reserves as a percentage of gross product sales will increase slightly during the remainder of 2012, our expectation that the average net selling price of Feraheme will continue to increase in future periods, our expectations that our license fee and other collaboration revenues will increase during the remainder of 2012, our expectation that our costs of product sales as a percentage of net product sales will decrease during the remainder of 2012, our expectation that our research and development expenses will remain relatively consistent during the remainder of 2012, our expectations regarding the amount of external expenses we expect to incur and the timing of our planned research and development projects, our expectation that selling, general and administrative expenses will remain relatively stable during the remainder of 2012, our expectation regarding our dividend and interest income, our expectations regarding our short- and long-term liquidity and capital requirements and our ability to finance our operations, our expectations regarding our future cash flows, our belief regarding the potential impact of the adoption of newly issued and future accounting guidance on our financial statements, our expectations that our cash and cash equivalents will remain relatively consistent at the end of 2012 as compared to at the end of 2011, our expectations that sales of Feraheme in the dialysis market will be insignificant, our expectation that Feraheme will not be broadly used in the hospital in-patient setting, and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.

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

Overview

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a specialty pharmaceutical company focused on the development and commercialization of Feraheme® (ferumoxytol) Injection for Intravenous, or IV, use to treat iron deficiency anemia, or IDA. Our principal source of revenue is from the sale of Feraheme, which was approved for marketing in the U.S. in June 2009 by the U.S. Food and Drug Administration, or the FDA, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with chronic kidney disease, or CKD. We market and sell Feraheme in the U.S. through our own commercial organization, including a specialty sales force. We began commercial sale of Feraheme in the U.S. in July 2009 and sell Feraheme primarily to authorized wholesalers and specialty distributors.

In December 2011, ferumoxytol was granted marketing approval in Canada, under the trade name Feraheme, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with CKD. In June 2012, the European Commission granted marketing authorization for ferumoxytol, under the trade name Rienso® 30mg/ml solution for Injection, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with CKD. The marketing authorization is valid in the current European Union, or EU, member states as well as in Iceland and Norway, and is based on data obtained from an extensive clinical development program. In August 2012, ferumoxytol was granted marketing approval in Switzerland under the trade name Rienso for use as an IV iron replacement therapy for the treatment of IDA in adult patients with CKD. Under our agreement with Takeda Pharmaceutical Company Limited, or Takeda, Takeda has an exclusive license to market and sell ferumoxytol in Canada, the EU and Switzerland. The EU marketing authorization triggered a $15.0 million milestone payment to us from Takeda, which we received in July 2012. Rienso was commercially launched in Canada in October 2012 and in the EU in November 2012. In October 2012, we received a $3.0 million milestone payment from Takeda related to the Canadian launch and we expect to receive a $15.0 million milestone payment related to the EU launch in the fourth quarter of 2012.

Prior to the FDA approval and commercial launch of Feraheme in 2009, we devoted substantially all of our resources to our research and development programs. Since then, we have incurred substantial costs related to the commercialization and development of Feraheme. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an IV iron replacement therapeutic for use in adult CKD patients in the U.S., to further develop and seek marketing approval for Feraheme for the treatment of IDA in a broad range of patients, and to continue to obtain marketing approval for Feraheme in countries outside of the U.S. Prior to the commercial launch of Feraheme, we financed our operations primarily from the sale of our equity securities, cash generated by our investing activities, and payments from our licensees. Since 2009, our revenues have been primarily attributable to product sales of Feraheme, along with milestone payments and license fee payments from Takeda. We currently expect to fund our future operations from cash from sales of Feraheme in the U.S., milestone payments we earned from Takeda upon the commercial launch of Feraheme/Rienso in Canada and the EU, royalties we may receive with respect to sales of Feraheme/Rienso outside of the U.S., cash generated by our investing activities, and the sale of our equity or debt securities, if necessary. As of September 30, 2012, we had an accumulated deficit of approximately $453.0 million and a cash, cash equivalents and investments balance of approximately $210.8 million.

Takeda Collaboration

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey, or collectively, the Licensed Territory. In June 2012, we entered into an amendment to the Takeda Agreement, or the Amended Takeda Agreement, which removed the Commonwealth of Independent States from the territories under which Takeda has the exclusive rights to develop and commercialize Feraheme/Rienso. In addition, the Amended Takeda Agreement modified the timing and pricing arrangements for a supply agreement to be entered into between us and Takeda in the future, the terms related to primary and secondary manufacturing for drug substance and drug product, certain patent related provisions, and the re-allocation of certain of the agreed upon milestone payments. In June 2012, we earned a $15.0 million milestone payment based on the European Commission marketing authorization for Rienso, which we received in July 2012. Under the Amended Takeda Agreement, we may also be entitled to receive additional milestone payments over time equaling approximately $187.0 million. In October 2012, we received a $3.0 million milestone payment from Takeda related to the Canadian launch and we expect to receive a $15.0 million milestone payment related to the EU launch in the fourth quarter of 2012.

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

As part of our obligations under the Amended Takeda Agreement, we are also required to initiate a multi-center clinical trial to determine the safety and efficacy of repeat doses of ferumoxytol for the treatment of IDA in patients with hemodialysis dependent CKD. As part of the post-approval commitment we made to the EMA as a condition of the approval of our MAA for ferumoxytol in the EU, this study will be modified to include a treatment arm with iron sucrose as well as a magnetic resonance imaging, or MRI, study which will evaluate the potential for iron to deposit in the body following treatment with IV iron, specifically in the heart and liver, and, where possible, other major organs following repeated IV iron administration for the treatment of IDA in patients with CKD over a two year period. We currently expect enrollment to begin in the first quarter of 2013.

In addition, certain clinical trials may be necessary to secure desired pricing in various European markets. If so, the cost of any future trials may be allocated between us and Takeda according to the Amended Takeda Agreement.

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

Other information

GastroMARK®, which has been marketed and sold under the trade name Lumirem® outside of the U.S, is our oral contrast agent used for delineating the bowel in MRI and is approved and marketed in the U.S., Europe and other countries through our licensees. In the second quarter of 2012, we terminated our commercial license agreements for GastroMARK. Following the completion of our obligations under these agreements, we no longer intend to commercially manufacture or sell GastroMARK. Pursuant to the terms of the respective termination agreements, in June 2012, we paid our licensees termination fees of $1.6 million, which we recorded in selling, general and administrative expenses in our condensed consolidated statement of operations.

Results of Operations

Three and nine months ended September 30, 2012 and 2011

Revenues

Our total revenues for the three and nine months ended September 30, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Product sales, net	$16,176	$15,802	$374	2%	$44,304	$39,905	$4,399	11%
License fee and other collaboration revenues	1,566	1,707	(141)	-8%	19,911	6,322	13,589	>100%
Royalties	—	46	(46)	-100%	19	115	(96)	-83%
Total	$17,742	$17,555	$187	1%	$64,234	$46,342	$17,892	39%

The $0.2 million increase in our total revenues during the three months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to a $0.4 million increase in our net product sales. Included in our net product sales was a $0.9 million and $3.0 million reduction of our estimated Medicaid rebate reserve related to prior Feraheme sales, for the three months ended September 30, 2012 and 2011, respectively. In addition, our net product sales for the three months ended September 30, 2012 included a $1.3 million reduction of our estimated product returns reserve.

The $17.9 million increase in our total revenues during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to a $15.0 million milestone payment earned by us upon marketing approval by the European Commission in June 2012 and a $4.4 million increase in our net product sales, partially offset by a $1.4 million decrease in our other license fee and other collaboration revenues as compared to the nine months ended September 30, 2011. Included in our net product sales for the nine months ended September 30, 2012 and 2011 was a $0.6 million and $2.5 million reduction of our estimated Medicaid rebate reserve related to prior Feraheme sales, respectively. In addition, our net product sales for the nine months ended September 30, 2012 included a $2.1 million reduction of our estimated product returns reserves.

We will recognize revenues from product sales to our licensees, the related cost of goods sold, as well as any royalty revenues due from our licensees, in our condensed consolidated statement of operations at the time our licensees report to us that sales have been made or samples provided to its customers.

The following table sets forth customers who represented 10% or more of our total revenues for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
AmerisourceBergen Drug Corporation	45%	45%	34%	42%
McKesson Corporation	24%	21%	17%	20%
Cardinal Health, Inc.	15%	11%	11%	12%
Takeda Pharmaceuticals Company Limited	<10%	<10%	31%	13%

Net Product Sales

Net product sales for the three and nine months ended September 30, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Feraheme	$16,018	$15,560	$458	3%	$43,906	$39,267	$4,639	12%
GastroMARK	158	242	(84)	-35%	398	638	(240)	-38%
Total	$16,176	$15,802	$374	2%	$44,304	$39,905	$4,399	11%

Our total net product sales increased by $0.4 million during the three months ended September 30, 2012 as compared to the same period in 2011 primarily as the result of an increase in Feraheme provider demand in 2012 and to a lesser extent, the impact of our May 2012 Feraheme price increase. Our gross product sales increased by $3.6 million during the three months ended September 30, 2012 as compared to the same period in 2011. However, we offered higher average customer discounts and chargebacks to our end-users during 2012 as compared to 2011, which partially offset the increase in gross product sales for the respective periods. During the three months ended September 30, 2012, we reduced our gross product sales by recording allowances of $8.4 million as compared to allowances of $6.1 million recorded during the three months ended September 30, 2011. These allowances do not include the aggregate of the changes in estimated Medicaid and product return reserves of $2.1 million and $3.0 million, as described below, that we recorded during the three months ended September 30, 2012 and 2011, respectively.

During the three months ended September 30, 2012 and 2011, we revised our estimated Medicaid reserve rate based on actual product-specific rebate claims received since the launch of Feraheme in 2009, our expectations of state level activity, and estimated rebate claims not yet submitted, which resulted in a $0.9 million and a $3.0 million reduction of our estimated Medicaid rebate reserve related to prior Feraheme sales, respectively. Further, during the three months ended September 30, 2012, we reduced our reserve for product returns by approximately $1.3 million as a result of a lower expected rate of product returns based on returns experience developed to date as well as the lapse of the return period on certain manufactured Feraheme lots that carried a two year expiration. There was no reduction to our reserve for product returns in the three months ended September 30, 2011. These changes in estimates are reflected as an increase in our net product sales for the three months ended September 30, 2012 and 2011. We regularly assess our Medicaid reserve and product return reserve balances and accrual rates. If we determine in future periods that our actual rebate or returns experience is not indicative of expected claims or returns, if our actual claims or returns experience changes, or if other factors affect estimated claims or returns rates, we may be required to adjust our current accumulated Medicaid or product return reserve estimates, which would affect our earnings in the period of the adjustment and could be significant.

Our total net product sales increased $4.4 million during the nine months ended September 30, 2012 as compared to the same period in 2011, primarily as the result of an increase in Feraheme provider demand in 2012 and to a lesser extent, the impact of our May 2012 Feraheme price increase. Our gross product sales increased by $11.2 million during the nine months ended September 30, 2012 as compared to the same period in 2011. However, we offered higher average customer discounts and chargebacks to our end-users during 2012 as compared to 2011, which partially offset the increase in gross product sales for the respective periods. During the nine months ended September 30, 2012, we reduced our gross product sales by recording allowances of $24.3 million as compared to allowances of $17.3 million recorded during the nine months ended September 30, 2011. These allowances do not include the aggregate of the changes in estimated Medicaid and product return reserves of $2.7 million and $2.5 million that we recorded during the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012 and 2011, we revised our estimated Medicaid reserve rate based on actual rebate claims received since the launch of Feraheme in 2009, our expectations of state level activity, and estimated rebate claims not yet submitted, which resulted in a $0.6 million and a $2.5 million reduction of our estimated Medicaid rebate reserve related to prior Feraheme sales, respectively. Further, during the nine months ended September 30, 2012, we reduced our reserve for product returns by approximately $2.1 million as a result of a lower expected rate of product returns as well as the lapse of the return period. There was no reduction to our reserve for product returns in the nine months ended September 30, 2011. These changes in estimates are reflected as an increase in our net product sales for the nine months ended September 30, 2012 and 2011.

Our net product sales may fluctuate from period to period as a result of a number of factors, including but not limited to the following:

•                  Wholesaler demand and buying decisions as well as end-user demand, which can create uneven purchasing patterns by our customers;

•                  The recognition of product sales of Feraheme to Takeda and related royalties;

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

•                  The introduction of new products into the market that compete with Feraheme, such as Injectafer®, if approved;

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

An analysis of our product sales allowances and accruals for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Product sales allowances and accruals
Discounts and chargebacks	$6,644	$3,601
Government and other rebates	1,595	2,120
Medicaid rebate reserve adjustment	(861)	(3,026)
Returns	(1,122)	354
Total provision for product sales allowances and accruals	$6,256	$3,049

Total gross product sales	$22,432	$18,851

Total provision for product sales allowances and accruals as a percent of total gross product sales	28%	16%

	Nine Months Ended September 30,
	2012	2011
Product sales allowances and accruals
Discounts and chargebacks	$19,382	$9,400
Government and other rebates	4,487	6,897
Medicaid rebate reserve adjustment	(621)	(2,532)
Returns	(1,680)	1,022
Total provision for product sales allowances and accruals	$21,568	$14,787

Total gross product sales	$65,872	$54,692

Total provision for product sales allowances and accruals as a percent of total gross product sales	33%	27%

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

Total discounts and chargebacks for the three months ended September 30, 2012 were $6.6 million, or 30% of total gross product sales, as compared to $3.6 million, or 19% of total gross product sales, in the same period in 2011. Total discounts and chargebacks for the nine months ended September 30, 2012 were $19.4 million, or 29% of total gross product sales, as compared to $9.4 million, or 17% of total gross product sales, for the same period in 2011. The increase in total discounts and chargebacks as a percentage of total gross product sales in 2012 as compared to 2011 was primarily due to a change in pricing strategy from offering rebates for purchases of Feraheme above a certain minimum volume threshold to entering into commercial contracts which provide increased upfront discounts on the purchase price of Feraheme.

Total government and other rebates (excluding any changes in estimates related to Medicaid rebate reserves) were $1.6 million, or 7% of total gross product sales, in the three months ended September 30, 2012 as compared to $2.1 million, or 11% of gross product sales, in the same period in 2011. Total government and other rebates (excluding any changes in estimates related to Medicaid rebate reserves) were $4.5 million, or 7% of total gross product sales, in the nine months ended September 30, 2012 as compared to $6.9 million, or 13% of gross product sales, in the same period in 2011. The decrease in total government and other rebates as a percentage of gross product sales was related primarily to lower volume rebates offered in 2012 as compared to 2011.

We are subject to reimbursement arrangements with state Medicaid programs for which we estimate and record rebate reserves. We determine our estimates for Medicaid rebates based on market research data related to utilization rates by various end-users, and actual Feraheme sales data and forecasted customer buying patterns blended with historical experience of products similar to Feraheme sold by others. During the three months ended September 30, 2012 and 2011, we revised our estimated Medicaid reserve rate based on actual rebate claims received since the launch of Feraheme in July 2009, our expectations of state level activities, and estimated rebate claims not yet submitted, which resulted in a $0.9 million and $3.0 million reduction of our estimated Medicaid rebate reserve, respectively, related to prior period Feraheme sales. During the nine months ended September 30, 2012 and 2011, this revision to our estimated Medicaid reserve rate resulted in a $0.6 million and $2.5 million reduction of our estimated Medicaid rebate reserve, respectively, related to prior years Feraheme sales. These changes in estimates are reflected as an increase in our net product sales for the three and nine months ended September 30, 2012 and 2011 and resulted in reductions to our gross to net percentage in the respective periods. Actual claims to date have been limited, and if we determine in future periods that such experience is indicative of expected claims, we may be required to reduce our current Medicaid accumulated reserve estimate, and that adjustment could be significant. Any such adjustments would be reflected as a reduction to our sales allowances and, accordingly, an increase to net product sales in that period. If actual future results vary from any of our estimates, we may need to adjust our previous estimates, which would also affect our earnings in the period of the adjustment.

We generally offer our wholesalers, specialty distributors and other customers a limited right to return product purchased directly from us, principally based on the product’s expiration date which, once packaged, is currently four years in the U.S. Reserves for product returns for domestic sales are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. Currently, sales to our licensees are recognized as revenue when product is sold to our licensees’ customers and therefore no return reserve is required at the time of sale to our licensees. We evaluate our estimated product returns rate each period based on the historical return patterns and known or expected changes in the marketplace. During the three and nine months ended September 30, 2012, we reduced our reserve for product returns by approximately $1.3 million and $2.1 million, respectively, primarily as a result of a lower expected rate of product returns as well as the lapse of the product return period on certain manufactured Feraheme lots that carried a two year expiration. As a result, the product returns reserve applied to gross product sales for the three and nine months ended September 30, 2012 was ($1.1) million and ($1.7) million, respectively, as compared to $0.4 million and $1.0 million in the nine months ended September 30, 2011, respectively. Actual returns to date have been limited, and if we determine in future periods that such experience is indicative of expected returns, we may be required to reduce our accumulated product returns reserve estimate, and that adjustment could be significant. This adjustment would be reflected as a reduction to our sales allowances and, accordingly, an increase to net product sales in that period. If actual future results vary from any of our estimates, we may need to adjust our previous estimates, which would also affect our earnings in the period of the adjustment.

An analysis of the amount of, and change in, reserves for the nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2012	$1,822	$3,101	$2,842	$7,765
Current provisions relating to sales in current year	19,382	4,581	413	24,376
Adjustments relating to sales in prior years	—	(715)	(2,093)	(2,808)
Payments/returns relating to sales in current year	(17,446)	(3,239)	—	(20,685)
Payments/returns relating to sales in prior years	(1,859)	(1,584)	(308)	(3,751)
Balance at September 30, 2012	$1,899	$2,144	$854	$4,897

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2011	$1,148	$8,218	$1,797	$11,163
Current provisions relating to sales in current year	9,623	6,958	1,022	17,603
Other provisions relating to deferred revenue	—	(18)	—	(18)
Adjustments relating to sales in prior years	(223)	(2,593)	—	(2,816)
Payments/returns relating to sales in current year	(8,139)	(3,903)	(51)	(12,093)
Payments/returns relating to sales in prior years	(926)	(4,914)	(100)	(5,940)
Balance at September 30, 2011	$1,483	$3,748	$2,668	$7,899

During both the nine months ended September 30, 2012 and 2011, we decreased our product sales allowances and accruals by approximately $2.8 million for changes in estimates relating to sales in prior years. The $2.8 million adjustments during the nine months ended September 30, 2012 were primarily due to the reduction of our reserve for product returns of $2.1 million as a result of a lower expected rate of product returns as well as the lapse of the return period on certain manufactured Feraheme lots that carried a two year expiration. In addition, the $2.8 million change in estimates relating to sales in prior years was due to differences between actual Medicaid utilization and claims experience to date as compared to our initial estimates. During the three months ended September 30, 2012, we revised our estimated Medicaid reserve rate based on actual rebate claims received in 2012, our expectations of state level activity, and estimated rebate claims not yet submitted, which resulted in a $0.6 million reduction of our estimated Medicaid rebate reserve related to Feraheme sales during the three months ended September 30, 2012.

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

Overall, we expect that our reserves as a percentage of gross product sales will increase slightly during the remainder of 2012 as compared to the three months ended September 30, 2012 due primarily to our efforts to continue to increase adoption and utilization of Feraheme, our efforts to address continuing reimbursement and competitive pricing pressures, the expected customer mix and utilization rates, and the fact that our reserves as a percentage of gross product sales were positively impacted by changes in our estimated Medicaid rebate and product return reserves during the third quarter of 2012. During the second quarter of 2012, we implemented a gross price increase for Feraheme. We anticipate that the effect of the price increase will offset the impact of the widening gross to net adjustment. The average net selling price of Feraheme increased in the third quarter of 2012 as compared to the second quarter of 2012 and we expect that the average net selling price of Feraheme will continue to increase in future periods.

There are a number of factors that make it difficult to predict the magnitude of future Feraheme/Rienso sales, including but not limited to, the following:

•                  The magnitude and timing of adoption of Feraheme by physicians, hospitals and other healthcare payors and providers;

•                  The recognition of product sales of Feraheme to Takeda and related royalties;

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

Recent Healthcare Reform Legislation

The Health Care Reform Act was enacted in the U.S. in March 2010 and includes certain cost containment measures including an increase to the minimum rebates for products covered by Medicaid programs and the extension of such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as the expansion of the 340(B) Public Health Services drug discount program. This legislation contains provisions that can affect the operational results of companies in the pharmaceutical industry, including us, and other healthcare related industries by imposing on them additional costs. In the first quarter of 2010, an increase from 15.1% to 23.1% in the minimum statutory Medicaid rebate to states participating in the Medicaid program became effective.

Given the relatively small portion of our sales that are subject to Medicaid claims, this increase in the minimum Medicaid rebate did not materially reduce our product revenues during the three and nine months ended September 30, 2012.

The Health Care Reform Act also requires pharmaceutical manufacturers to pay a prorated share of the overall Branded Drug Fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the legislation. The amount of our annual share of the Branded Drug Fee for 2012 was $0.1 million and non-deductible for income tax purposes. We have included this amount in selling, general and administrative expense in our condensed consolidated statement of operations. We were not assessed and therefore did not record any Branded Drug Fee in any period during 2011. The amount of this annual payment could increase in future years due to both higher eligible Feraheme sales and the increasing amount of the overall fee assessed across manufacturers, but any such increases are not expected to be material to our results of operations or financial condition.

In addition, the number of entities covered by the drug pricing program of Section 340B of the Public Health Service Act, which provides drugs at reduced rates, was expanded by the Health Care Reform Act to include additional hospitals, clinics, and healthcare centers in an outpatient setting. The expansion of 340B eligible entities did not materially impact our discounts and chargebacks as a percentage of gross product sales during the three and nine months ended September 30, 2012.

We were not materially impacted by recent healthcare reform legislation during the three and nine months ended September 30, 2012 or 2011. Presently, we have not identified any provisions that could materially impact our business but we will continue to monitor future developments related to this legislation. The potential long-term impact on our business is inherently difficult to predict as many details regarding the implementation of this legislation have not yet been determined.

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the three and nine months ended September 30, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Milestone revenues recognized from Takeda	$—	$—	$—	—	$15,000	$—	$15,000	N/A
Deferred license fee revenues recognized from Takeda	1,524	1,524	—	—	4,572	4,572	—	—
Reimbursement revenues primarily from Takeda	42	183	(141)	-77%	339	1,750	(1,411)	-81%
Total	$1,566	$1,707	$(141)	-8%	$19,911	$6,322	$13,589	>100%

Most of our license fee and other collaboration revenues for the three and nine months ended September 30, 2012 and 2011 related to revenue recognized under the Amended Takeda Agreement. In June 2012, we recorded $15.0 million of revenue associated with the milestone payment earned upon the marketing authorization granted for ferumoxytol by the European Commission. In addition, during each of the three and nine months ended September 30, 2012 and 2011, we recorded $1.5 million and $4.6 million of revenues associated with the amortization of $61.0 million of deferred revenues recorded in connection with the original Takeda Agreement, respectively. The $61.0 million of deferred revenues was comprised of a $60.0 million upfront payment which we received from Takeda in April 2010, as well as approximately $1.0 million reimbursed to us during 2010 for certain expenses incurred prior to entering the agreement, which we considered an additional upfront payment. As of September 30, 2012, we had approximately $45.7 million remaining in deferred revenues related to the $61.0 million upfront payments received from Takeda.

In addition, under the terms of the Amended Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs we incur in the conduct of certain regulatory and clinical research activities we manage under the agreement. Because we are acting as the principal in carrying out these activities, any reimbursement payments received from Takeda are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations and offset the costs that we incur during the period in which we perform those services. During the three months ended September 30, 2012 and 2011, we recorded less than $0.1 million and $0.2 million, respectively, of revenues associated with the reimbursement of out-of pocket regulatory and clinical supply costs in connection with the Amended Takeda Agreement. During the nine months ended September 30, 2012 and 2011, we recorded $0.3 million and $1.8 million, respectively, of revenues associated with the reimbursement of out-of pocket regulatory and clinical supply costs in connection with the Amended Takeda Agreement.

We anticipate that our license fee and other collaboration revenues will increase for the remainder of 2012 as compared to the three months ended September 30, 2012. In the fourth quarter of 2012 we will record an additional $18.0 million in milestone payments from Takeda in connection with the commercial launch of Feraheme/Rienso in Canada and the EU. The $18.0 million in non-substantive milestones will be recorded and amortized using the proportional performance method extended over the life of the Amended Takeda Agreement.

Costs and Expenses

Cost of Product Sales

Cost of product sales for the three and nine months ended September 30, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Cost of Product Sales	$4,323	$2,669	$1,654	62%	$10,193	$7,792	$2,401	31%
Percentage of Net Product Sales	27%	17%			23%	20%

Our cost of product sales are primarily comprised of manufacturing costs associated with Feraheme. Our cost of product sales increased by $1.7 million, or 62%, during the three months ended September 30, 2012 as compared to the same period in 2011. Included in our cost of product sales for the three months ended September 30, 2012 was $1.7 million in accelerated depreciation associated with our ongoing divestiture of our Cambridge, Massachusetts manufacturing facility. As of September 30, 2012, we determined that our manufacturing facility and related assets were considered held for sale, based on an analysis of current accounting guidance. This $1.7 million charge during the three months ended September 30, 2012 reflects a change in the estimated useful life of the related assets in order to reduce the carrying value to what we believe is the best estimate of the net realizable value of the assets upon divestiture.

Our cost of product sales increased by $2.4 million, or 31%, during the nine months ended September 30, 2012 as compared to the same period in 2011. Included in our cost of product sales for the nine months ended September 30, 2012 was $2.0 million in accelerated depreciation associated with our ongoing divestiture of our Cambridge, Massachusetts manufacturing facility. In addition, the increase in our cost of product sales for the nine months ended September 30, 2012 as compared to the three months ended September 30, 2011 was due to $0.7 million of higher idle capacity charges, partially offset by a lower average production cost of certain vials sold during 2012 as compared to vials sold during 2011. The lower average production cost of certain vials sold during the nine months ended September 30, 2012 was due to the sale of certain inventory that had lower associated carrying value because it was produced prior to regulatory approval.

We expect our cost of product sales as a percentage of net product sales to decrease for the remainder of 2012 as compared to the three months ended September 30, 2012. We do not expect to record either depreciation expense or idle capacity costs during the fourth quarter of 2012 as a result of the expected sale of our Cambridge, Massachusetts manufacturing facility.

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

Research and development expenses for the three and nine months ended September 30, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA regardless of the underlying cause	$(340)	$7,780	$(8,120)	<(100)%	$8,682	$21,195	$(12,513)	-59%
Feraheme to treat IDA in CKD patients	841	2,512	(1,671)	-67%	2,836	7,153	(4,317)	-60%
Feraheme as a therapeutic agent, general	432	138	294	>100%	604	756	(152)	-20%
Feraheme manufacturing process development and materials	727	412	315	76%	1,945	2,356	(411)	-17%
Other external costs	33	54	(21)	-39%	111	127	(16)	-13%
Total	$1,693	$10,896	$(9,203)	-84%	$14,178	$31,587	$(17,409)	-55%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	3,094	3,914	(820)	-21%	9,795	12,203	(2,408)	-20%
Equity-based compensation expense	473	84	389	>100%	1,420	1,365	55	4%
Total	$3,567	$3,998	$(431)	-11%	$11,215	$13,568	$(2,353)	-17%

Total Research and Development Expenses	$5,260	$14,894	$(9,634)	-65%	$25,393	$45,155	$(19,762)	-44%

Total research and development expenses incurred in the three and nine months ended September 30, 2012 decreased by $9.6 million, or 65%, and $19.8 million or 44%, respectively, as compared to the three and nine months ended September 30, 2011. The decreases were primarily due to reduced external costs related to our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause and decreased clinical trial activity in our CKD related trials. In addition, the decreases in total research and development expenses were due to reduced internal research and development expenses primarily as the result of lower compensation related costs.

Our external research and development expenses decreased by $9.2 million, or 84%, and $17.4 million, or 55%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011. The decreases in our external expenses were due primarily to decreased costs incurred in connection with our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause, our global clinical program to support our MAA in the EU for the treatment of IDA in CKD patients, which was completed in 2012, our post-approval clinical study evaluating Feraheme treatment compared to treatment with another IV iron, which was completed in 2011, and the current pace of enrollment in our on-going pediatric studies of Feraheme. In addition, during the three months ended September 30, 2012, we recognized ($1.2) million primarily related to cost savings below the contracted rates passed on by a certain third-party service provider, which resulted in changes in estimated clinical trial costs for Feraheme to treat IDA regardless of the underlying cause. Further, during the three months ended September 30, 2012, we reduced our clinical trial accruals by approximately $0.3 million as the result of an error in estimated clinical trial costs, which should have been recognized during the three months ended June 30, 2012. We determined that this correction was not material to our results of operations for the three months ended June 30, 2012 or September 30, 2012.

Our internal research and development expenses decreased by $0.4 million, or 11%, and $2.4 million, or 17%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decrease in internal costs was primarily attributable to the net decrease of other compensation-related benefits following our June 2012 and November 2011 corporate restructurings, which resulted in lower headcount in our research and development departments partially offset by the increase of equity-based compensation expense.

Research and Development Activities

We expect research and development expenses to remain relatively consistent for the remainder of 2012 as compared to the three months ended September 30, 2012 primarily due to the completion of our clinical development program of Feraheme for the treatment of IDA regardless of the underlying cause, partially offset by costs related to the preparation and submission of our planned fourth quarter filing of our Feraheme sNDA in the U.S. to treat IDA regardless of the underlying cause, costs associated with certain Feraheme clinical studies we have committed to conduct as a condition of approval of our Feraheme/Rienso MAA by the EMA, such as the MRI trial discussed above, as well as other miscellaneous research and development related activities in support of our Feraheme development programs.

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

•                  Feraheme to treat IDA in CKD patients. This project currently includes: (1) a completed clinical study evaluating Feraheme treatment compared to treatment with another IV iron to support our MAA submission; (2) two ongoing pediatric studies that are being conducted as part of our post-approval Pediatric Research Equity Act requirement to support pediatric CKD labeling of Feraheme; (3) two additional pediatric studies to be conducted in accordance with our approved pediatric investigation plan to support our MAA submission; and (4) a multi-center clinical trial to be conducted to determine the safety and efficacy of repeat doses of Feraheme for the treatment of IDA in patients with hemodialysis dependent CKD, including a treatment arm with iron sucrose as well as a MRI study to evaluate the potential for iron to deposit in the body following repeated IV iron administration for the treatment of IDA in patients with CKD over a two year period.

Through September 30, 2012, we have incurred aggregate external research and development expenses of approximately $54.0 million related to our current program for the development of Feraheme to treat IDA regardless of the underlying cause. We currently estimate that the total remaining external costs associated with the efforts needed to complete this development project will be in the range of approximately $25.0 to $35.0 million, the majority of which will be incurred by the end of 2012.

Through September 30, 2012, we have incurred aggregate external research and development expenses of approximately $23.6 million related to our current program for the development of Feraheme to treat IDA in CKD patients. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $5.0 to $10.0 million over the next several years.

Conducting clinical trials involves a number of uncertainties, many of which are out of our control. Our estimates of external costs associated with our research and development projects could therefore vary from our current estimates for a variety of reasons including but not limited to the following: delays in our clinical trials due to slow enrollment, unexpected results from our clinical sites that affect our ability to complete the studies in a timely manner, unanticipated adverse reactions to Feraheme either in commercial use or in a clinical trial setting, inadequate performance or errors by third-party service providers, any deficiencies in the design or oversight of these studies by us, the need to conduct additional clinical trials, or any adverse regulatory action or delay in the submission of any applicable regulatory filing. As a result, we are unable to reasonably estimate the specific timing of any expected net cash inflows resulting from these projects, provided however, as the result of recent regulatory decisions on our marketing applications and the respective commercial launches for Feraheme/Rienso in the CKD indication in the EU, Canada and Switzerland, we have received $18.0 million in milestone payments and we expect to receive another $15.0 milestone payment in the fourth quarter of 2012 and we will begin receiving royalty payments in accordance with the Amended Takeda Agreement.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include costs related to our commercial personnel, including our specialty sales force, medical education professionals, pharmacovigilance and safety monitoring and other commercial support personnel, costs related to our administrative personnel, including our legal, finance and executive personnel, external and facilities costs required to support the marketing and sale of Feraheme and other costs associated with our corporate activities.

Selling, general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Compensation, payroll taxes and benefits	$5,034	$7,193	$(2,159)	-30%	$17,992	$23,483	$(5,491)	-23%
Sales and marketing consulting, professional fees, and other expenses	2,620	4,244	(1,624)	-38%	8,646	13,046	(4,400)	-34%
General and adminitsrtative consulting, professional fees, and other expenses	2,981	4,306	(1,325)	-31%	10,110	10,211	(101)	-1%
Equity-based compensation expense	1,525	1,487	38	3%	3,694	6,950	(3,256)	-47%
Total	$12,160	$17,230	$(5,070)	-29%	$40,442	$53,690	$(13,248)	-25%

Total selling, general and administrative expenses incurred in the three and nine months ended September 30, 2012 decreased by $5.1 million, or 29%, and $13.2 million, or 25%, respectively, as compared to the same periods in 2011. Compensation, payroll taxes and benefits decreased by $2.2 million and $5.5 million, respectively, during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 primarily as a result of reduced headcount resulting from our June 2012 and November 2011 corporate restructurings. In addition, sales and marketing consulting, professional fees, and other expenses decreased by $1.6 million and $4.4 million, respectively, during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 primarily due to reduced costs related to advertising and marketing materials, and certain other general marketing costs. Our general and administrative consulting, professional fees and other expenses decreased by $1.3 million and $0.1 million, respectively, during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 primarily due to a decrease in our professional fees, specifically costs incurred in 2011 in connection with our then proposed merger with Allos Therapeutics, Inc. In addition, included in our general and administrative consulting, professional fees and other expenses for the nine months ended September 30, 2012 were termination fee payments made to our GastroMARK licensees in the second quarter of 2012 in connection with the termination of our commercial license agreements with them. The $3.3 million decrease in equity-based compensation expenses for the nine months ended September 30, 2012 was due primarily to a $3.0 million reduction of equity-based compensation expense associated with the 2011 departures of certain of our executive officers and the impact of our November 2011 and June 2012 corporate workforce reductions, partially offset by the expense associated with equity awards to new employees, including our current chief executive officer, and additional equity awards to existing employees.

We expect total selling, general and administrative expenses will remain relatively stable for the remainder of 2012 as compared to the three months ended September 30, 2012.

Restructuring Expense

In June 2012, we initiated a corporate restructuring, including a workforce reduction plan. The majority of the workforce reduction plan was associated with our manufacturing and development infrastructure. As a result of the restructuring, we expect to record charges of approximately $1.6 million. Of the $1.6 million, approximately $1.0 million is related to employee severance and benefits. We recognized $0.4 million and $0.9 million of employee severance and benefits related costs during the three and nine months ended September 30, 2012, respectively. In addition, in connection with our decision to divest our Cambridge, Massachusetts manufacturing facility, we have recorded $0.1 million and $0.7 million in restructuring charges for the three and nine months ended September 30, 2012, respectively, related to the write-down of primarily raw material inventory that will no longer be usable upon the closure of the facility. We expect that the majority of our restructuring charges will be paid by the end of 2012.

In November 2011, we initiated a corporate restructuring, including a workforce reduction plan. During the fourth quarter of 2011, we recorded $3.5 million of restructuring related costs, primarily related to employee severance and benefits. The workforce reduction was substantially completed by the end of 2011, and we expect that the majority of our restructuring charges will be paid by the end of 2012.

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Interest and dividend income, net	$295	$378	$(83)	-22%	$1,026	$1,390	$(364)	-26%
(Losses)gains on investments, net	2	14	(12)	-86%	(1,469)	(194)	(1,275)	>100%
Total	$297	$392	$(95)	-24%	$(443)	$1,196	$(1,639)	<(100)%

Other income (expense) for the three and nine months ended September 30, 2012 decreased by $0.1 million and $1.6 million, respectively, as compared to the three and nine months ended September 30, 2011. The decrease for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to the loss realized on the sale of our remaining $19.8 million par value auction rate securities portfolio in June 2012 for proceeds of $18.3 million. In addition, there was a slight decrease in our interest and dividend income as the result of lower average cash balances in the nine months ended September 30, 2012 as compared to the same period in 2011.

We expect interest and dividend income to remain consistent for the remainder of 2012 as compared to the three months ended September 30, 2012.

Net Loss

For the reasons stated above, we incurred a net loss of $4.0 million and $13.1 million, or $0.19 and $0.61 per basic and diluted share, for the three and nine months ended September 30, 2012 as compared to a net loss of $16.6 million and $58.5 million, or $0.78 and $2.76 per basic and diluted share, for the three and nine months ended September 30, 2011.

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

•                  The magnitude of U.S. Feraheme sales;

•                  The magnitude of Feraheme/Rienso sales and royalties we may receive from Takeda outside of the U.S.;

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

•                  The outcome of and costs associated with any material litigation or patent challenges to which we are or may become a party;

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

As of September 30, 2012, our investments consisted of corporate debt securities, U.S. treasury and government agency securities, and commercial paper. We place our cash and investments in instruments that meet high credit quality and diversification standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer, excluding U.S. government entities, and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

Cash, cash equivalents and investments as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011	$ Change	% Change
Cash and cash equivalents	$42,900	$63,474	$(20,574)	-32%
Short-term investments	167,943	148,703	19,240	13%
Long-term investments	—	17,527	(17,527)	-100%
Total	$210,843	$229,704	$(18,861)	-8%

The $18.9 million decrease in cash, cash equivalents and investments as of September 30, 2012 from December 31, 2011 was primarily due to cash expended to fund our operations and working capital, partially offset by cash received from Feraheme sales, milestone payments received from Takeda and interest income.

We expect that our cash and investments balances, in the aggregate, will increase from their current balances during the remainder of 2012. Our expectation reflects the expected receipt of an aggregate of $18.0 million in milestone payments from Takeda during the fourth quarter of 2012, assumes our continued investment in the development and commercialization of Feraheme, and the continued realignment of our cost structure following our November 2011 and June 2012 corporate restructurings. We believe that our cash, cash equivalents, and short-term investments as of September 30, 2012 and the cash we currently expect to receive from sales of Feraheme, earnings on our investments, the $18.0 million milestone payment we expect to receive from Takeda in the fourth quarter of 2012 and potential additional royalty payments from Takeda will be sufficient to satisfy our cash flow needs for at least the next twelve months, including projected operating expenses related to our ongoing development and commercialization programs for Feraheme.

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

Cash flows from operating activities

During the nine months ended September 30, 2012, our use of $18.0 million of cash in operations was attributable principally to our net loss of approximately $13.1 million, adjusted for the following:

•                  Non-cash operating items of $11.7 million including equity-based compensation expense, depreciation, income tax benefit, and other non-cash items;

•                  A decrease in deferred revenues and other long-term liabilities of $4.0 million;

•                  A combined decrease of $0.8 million in accounts receivable, prepaid assets and inventories; and

•                  A decrease of $13.4 million in accounts payable and accrued expenses.

Our net loss of $13.1 million was primarily the result of commercialization expenses, including marketing and promotion costs, compensation and other expenses, research and development costs, including costs associated with our clinical trials, and general and administrative costs, partially offset by net product and collaboration revenues, including a $15.0 million milestone payment from Takeda.

Cash flows from investing activities

Cash used in investing activities was $2.8 million during the nine months ended September 30, 2012 and was primarily attributable to the purchases of investments partially offset by proceeds from the sales and maturities of our investments, including the June 2012 sale of our remaining auction rate security portfolio.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition related to product sales and collaboration agreements, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment, estimates used to measure the fair value of our held for sale assets, and determining values of investments, accrued expenses and equity-based compensation expense. Actual results could differ materially from those estimates. In making these estimates and assumptions, management employs critical accounting policies. Our critical accounting policies include revenue recognition and related sales allowances, valuation of investments and equity-based compensation. For a detailed description, refer to our critical accounting policies included in Part II, Item

7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2012, our investments equaled $168.0 million and were invested in corporate debt securities, U.S. treasury and government agency securities, and commercial paper. These investments are subject to interest rate risk and will fall in value if market interest rates increase. However, even if market interest rates for comparable investments were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of September 30, 2012, this would have resulted in a hypothetical decline in fair value of our investments of approximately $0.9 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2010, Sandoz GmbH, or Sandoz, filed with the European Patent Office, or EPO, an opposition to our previously issued patent that covers ferumoxytol in the EU. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked our European ferumoxytol patent. We intend to appeal this decision as soon as we receive written notice of the decision. The appeal process will suspend the revocation of our patent. We will continue to defend the validity of this patent throughout the appeal process, which we expect to take two to three years. However, in the event that we do not experience a successful outcome from the appeals process, ferumoxytol would still be entitled to at least eight years, and as many as eleven years, of data and market exclusivity under EU regulations, which we believe would create barriers to entry of any generic version of ferumoxytol into the EU market until sometime between 2020 and 2023. This decision had no impact on our revenues for the three months ended September 30, 2012. However, any future unfavorable outcome in this matter could negatively affect the magnitude and timing of future revenues, including royalties and milestone payments we may receive from Takeda pursuant to the Amended Takeda Agreement. We continue to believe the patent is valid and intend to vigorously appeal the decision.

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

We intend to continue to dedicate significant resources to our Feraheme development efforts. However, we may not be successful in our efforts to expand the Feraheme package insert to include additional indications or obtain marketing approval for Feraheme in additional geographies. Although we have completed enrollment in our global registration program for Feraheme for the treatment of iron deficiency anemia, or IDA, regardless of the underlying cause, we are not currently conducting or sponsoring research to expand our product development pipeline beyond Feraheme and therefore our revenues and operations will not be as diversified as some of our competitors which have multiple products or product candidates. Any failure by us to gain marketing approval for Feraheme for the treatment of IDA regardless of the underlying cause, gain marketing approval for Feraheme in new geographies, or acquire, develop and commercialize additional products and product candidates, could limit long-term shareholder value and adversely affect the future prospects of our business.

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

We have a history of significant operating losses, we may not be profitable in the future, and if we do attain profitability, such profitability may not be sustainable. In the past, we have financed our operations primarily from the sale of our equity securities, cash from sales of Feraheme, cash generated by our investing activities, and payments from our licensees. As of September 30, 2012, we had an accumulated deficit of approximately $453.0 million. Our losses were primarily the result of costs incurred in our efforts to manufacture, market and sell Feraheme, including costs associated with maintaining our commercial infrastructure and marketing and promotion costs, research and development costs, such as costs associated with our clinical trials, and selling, general and administrative costs. We expect to continue to incur significant expenses to manufacture, market and sell Feraheme as an intravenous, or IV, iron replacement therapeutic for use in adult chronic kidney disease, or CKD, patients in the U.S., and to further develop and seek marketing approval for Feraheme for the treatment of IDA in a broad range of patients. As a result, we will need to generate sufficient revenues in future periods to achieve and maintain profitability. We anticipate that the vast majority of any revenue we generate in the near future will be from sales of Feraheme as an IV iron replacement therapeutic agent for use in adult CKD patients in the U.S., milestone payments we earned from Takeda upon commercial launch of Feraheme/Rienso in Canada and the European Union, or EU, and royalties we may receive with respect to sales of Feraheme/Rienso in Canada and the EU under our License, Development and Commercialization Agreement, as amended in June 2012, or the Amended Takeda Agreement, which we originally entered into with Takeda in 2010. We have never independently marketed or sold any products prior to Feraheme, and we or Takeda may not be successful in marketing or selling Feraheme/Rienso. If we or Takeda are not successful in marketing and selling Feraheme/Rienso, if revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our business, results of operations and financial condition could be materially adversely affected. In addition, if we are unable to achieve, maintain or increase profitability on a quarterly or annual basis, the market price of our common stock may decline.

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

The data submitted to both the FDA as part of our New Drug Application, or NDA, and to the European Medicines Agency, or EMA, as part of our Marketing Authorization Application for Feraheme in the CKD indication was obtained in controlled clinical trials of limited duration. New safety or drug interaction issues may arise as Feraheme is used over longer periods of time by a wider group of patients some of whom may be taking numerous other medicines or by patients with additional underlying health problems. In addition, as we conduct and complete other clinical trials for Feraheme, new safety issues may be identified which could negatively impact our ability to successfully complete these studies, the use and/or regulatory status of Feraheme for the treatment of IDA in patients with CKD in the U.S., EU or other territories, and the prospects for approval of future supplemental New Drug Applications, or sNDAs, such as our planned 2012 sNDA submission for Feraheme for the treatment of IDA regardless of the underlying cause. For example, based on the data we reported from our two recently announced Phase III trials for our global IDA registrational program, the FDA may determine that there is not an acceptable safety profile for the approval of a broader Feraheme label. New safety or drug interaction issues may require us to, among other things, provide additional warnings and/or restrictions on the Feraheme package insert, including a boxed warning in the U.S. or similar warnings outside of the U.S., directly alert healthcare providers of new safety information, narrow our approved indications, alter or terminate current or planned trials for additional uses of Feraheme, or even remove Feraheme from the market, any of which could have a significant adverse impact on potential sales of Feraheme or require us to expend significant additional funds.

Feraheme may not be widely adopted by physicians, hospitals, patients, or healthcare payors, which would adversely impact our potential profitability and future business prospects.

The commercial success of Feraheme/Rienso in the U.S. and in other territories depends upon its level of market adoption by physicians, hospitals, patients, and healthcare payors, including managed care organizations and group purchasing organizations, or GPOs. If Feraheme/Rienso does not achieve or maintain an adequate level of market adoption for any reason, our potential profitability and our future business prospects will be severely adversely impacted. Feraheme/Rienso represents an alternative to other products and might not be adopted if perceived to be no safer, less safe, no more effective, less effective, no more convenient, or less convenient than currently available products. In addition, the pricing and/or reimbursement for Feraheme/Rienso may not be viewed as attractive as the pricing and/or reimbursement of alternative IV iron products. The degree of market acceptance of Feraheme/Rienso in the U.S. and abroad depends on a number of factors, including but not limited to the following:

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

•                  The relative price and/or level of reimbursement of Feraheme/Rienso as compared to alternative iron replacement therapeutic agents;

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

Feraheme currently competes with several IV iron replacement therapies in the U.S., including Venofer®, which is marketed in the U.S. by Fresenius Medical Care North America and American Regent Laboratories, Inc., or American Regent, a subsidiary of Luitpold Pharmaceuticals, Inc., or Luitpold, Ferrlecit®, which is marketed by Sanofi-Aventis U.S. LLC, a generic version of Ferrlecit® marketed by Watson Pharmaceuticals, Inc., or Watson, INFeD®, an iron dextran product marketed by Watson, and Dexferrum®, an iron dextran product marketed by American Regent.

In addition to the currently marketed products described above, Feraheme may also compete in the U.S. with Injectafer®, which is known as Ferinject® in Europe, which is in development in the U.S. for a variety of anemia-related indications, including the treatment of IDA in CKD patients, whether or not on dialysis. In September 2011, Luitpold submitted an NDA to the FDA seeking marketing approval for Injectafer® for the treatment of IDA. In July 2012, Luitpold received a Complete Response letter from the FDA withholding approval of Injectafer® due to issues related to Luitpold’s U.S. manufacturing facility. The Injectafer® NDA includes data and information from two new large randomized controlled clinical trials investigating the cardiovascular risk profile of high dose Injectafer®. If approved in the U.S., Injectafer® will be marketed by American Regent, the current distributor of Venofer®. If Injectafer® or any other iron replacement therapy product is approved for marketing and sale in the U.S. or is successful in obtaining a broader IDA indication than Feraheme, our efforts to market and sell Feraheme in the U.S. and our ability to generate additional revenues and achieve profitability could be adversely affected.

Feraheme/Rienso will also compete with a number of branded IV iron replacement products outside of the U.S., including Venofer®, Ferrlecit®, Monofer®, Ferinject® (the brand name for Injectafer® outside the U.S.) and certain other iron dextran and iron sucrose products. Monofer® is an injectable iron preparation developed by Pharmacosmos A/S, which is currently approved for marketing in approximately 23 countries for the treatment of IDA. Ferinject® is currently approved for marketing in approximately 40 countries worldwide, for the treatment of iron deficiency where oral iron is ineffective or cannot be used. Venofer® and Ferrlecit® have been marketed in many countries throughout the world, including most of Europe and Canada, for many years. Feraheme/Rienso will compete primarily with Venofer®, Ferinject® and Ferrlecit® in both the Canadian and European markets. If Takeda is unable to convince physicians and other healthcare providers to switch from using the competing IV iron products to Feraheme/Rienso, our ability to generate revenues from royalties we expect to receive from Takeda will be limited and our operating results will be negatively affected. In addition, all other IV iron products currently approved and marketed and sold in the EU are approved for marketing to all patients with IDA. Feraheme/Rienso was approved only for use in CKD patients, which could put Feraheme/Rienso at a competitive disadvantage unless and until it receives approval for a broader indication.

The market opportunity for Feraheme/Rienso in the U.S. and abroad could also be negatively affected by approved generic IV iron replacement therapy products that achieve commercial success. For example, in 2011, Watson launched a generic version of Ferrlecit® in the U.S., which is approved for marketing in the U.S. for the treatment of IDA in adult patients and in pediatric patients age six years and older undergoing chronic hemodialysis who are receiving supplemental epoetin therapy. There are also a number of approved generic IV iron products in countries outside the U.S. which will directly compete with Feraheme/Rienso, including a generic version of Venofer®. Companies that manufacture generic products typically invest far less resources in research and development than the manufacturers of branded products and can therefore price their products significantly lower than those already on the market. Therefore, competition from generic IV iron products could limit our U.S. sales and any royalties we may receive from Takeda, which would have an adverse impact on our business and results of operations.

The iron replacement therapy market is highly sensitive to several factors including, but not limited to, the actual and perceived safety and efficacy profile of the available products, the ability to obtain appropriate insurance coverage and reimbursement, price competitiveness, and product characteristics such as convenience of administration and dosing regimens. Feraheme/Rienso may not receive the same level of market acceptance as competing iron replacement therapy products, especially since most of these products have been on the market longer and are currently widely used by physicians in the U.S. and abroad. In addition, certain of the IV iron products that we compete with are approved for the treatment of iron deficiency anemia in a broader group of patients than Feraheme/Rienso. We or Takeda may not be able to convince physicians and other healthcare providers or payers to switch from using the other IV iron therapeutic products to Feraheme/Rienso. If we or Takeda are not able to differentiate Feraheme/Rienso from other marketed IV iron products, our ability to maintain a premium price, our ability to generate revenues and achieve and maintain profitability, and our long-term business prospects could be adversely affected.

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

Our success depends on our ability to attract and retain key employees and our recent restructuring plans may be disruptive to our operations.

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

In November 2011, we initiated a corporate restructuring, including a workforce reduction plan, which included the departure of our then chief executive officer and our chief commercial officer. In addition, in June 2012, we announced our plan to further reduce our workforce by the end of 2012. We hired William Heiden as our Chief Executive Officer in May 2012, however, the uncertainty regarding our November 2011 and June 2012 workforce reductions, other executive departures, and any future reductions or departures, could harm our ability to attract and retain qualified key personnel. If we are unable to attract such personnel, or we lose the services of our key personnel for any reason, our Feraheme development and commercialization efforts could be adversely impacted.

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

We are substantially dependent upon our collaboration with Takeda to commercialize Feraheme/Rienso in certain regions outside of the U.S., including Canada, Switzerland and the EU, and if Takeda fails to successfully fulfill its obligations, or is ineffective in its commercialization of Feraheme/Rienso in the licensed territories, or if our collaboration is terminated, our plans to commercialize Feraheme/Rienso outside of the U.S. may be adversely affected.

In March 2010, we entered into our initial agreement with Takeda, which was amended in June 2012, under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, Asia-Pacific countries (excluding Japan, China and Taiwan), Canada, India and Turkey, or collectively, the Amended Licensed Territory. We are highly dependent on Takeda for certain regulatory filings outside of the U.S. with respect to Feraheme/Rienso and the commercialization of Feraheme/Rienso outside of the U.S., including in Canada, Switzerland and the EU. If Takeda fails to perform its obligations under the Amended Takeda Agreement, delays the commercial launch of Feraheme/Rienso in the Amended Licensed Territory, or is ineffective in its commercialization of Feraheme/Rienso in the Amended Licensed Territory or if we fail to effectively manage our relationship with Takeda, our ability to and the extent to which we obtain regulatory approvals for Feraheme/Rienso and our Feraheme/Rienso commercialization efforts outside of the U.S. would be significantly harmed, which would have an adverse affect on milestone payments and royalties we expect to receive under the Amended Takeda Agreement. Further, if we fail to fulfill certain of our obligations under the Amended Takeda Agreement, Takeda has the right to assume the responsibility of clinical development of Feraheme/Rienso in the Amended Licensed Territory, which would increase the cost of and delay the Feraheme/Rienso development program outside of the U.S.

Takeda has the unilateral right to terminate the Amended Takeda Agreement under certain conditions, including without cause. If Takeda terminates the agreement, we would be required to either enter into alternative arrangements with third parties to commercialize Feraheme/Rienso in the Amended Licensed Territory, which we may be unable to do, or to increase our internal infrastructure, both of which would likely result in significant additional expense and a delay or termination of our Feraheme clinical development programs and commercial efforts outside of the U.S. In addition, such a termination would prevent us from receiving the milestone payments and royalties we expect to receive under the Amended Takeda Agreement.

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

Our contract manufacturers may not be able to operate their manufacturing facilities in compliance with current good manufacturing practices and other FDA and equivalent foreign regulations, which could result in a suspension of our contract manufacturers’ ability to manufacture Feraheme, the loss of Feraheme inventory, an inability to manufacture sufficient quantities of Feraheme to meet U.S. or foreign demand, or other unanticipated compliance costs.

Our third-party contract manufacturing facilities are subject to current good manufacturing practices, or cGMP, regulations enforced by the FDA and equivalent foreign regulatory agencies through periodic inspections to confirm such compliance. Our contract manufacturers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that these manufacturing facilities meet applicable regulatory requirements. Failure to maintain ongoing compliance with cGMP regulations and other applicable manufacturing requirements of various U.S. or foreign regulatory agencies could result in, among other things, the issuance of warning letters, fines, the withdrawal or recall of Feraheme from the marketplace, total or partial suspension of Feraheme production, the loss of Feraheme inventory, suspension of the review of any future sNDAs or equivalent foreign filings, enforcement actions, injunctions or criminal prosecution. A government-mandated recall or a voluntary recall could divert managerial and financial resources, could be difficult and costly to correct, could result in the suspension of sales of Feraheme, and could have a severe adverse impact on our potential profitability and the future prospects of our business. In addition, if any U.S. or foreign regulatory agency inspects any of these manufacturing facilities and determines that they are not in compliance with cGMP regulations or our contract manufacturers otherwise determine that they are not in compliance with these regulations, our contract manufacturers could experience an inability to manufacture sufficient quantities of Feraheme to meet U.S. or foreign demand or incur unanticipated compliance expenditures, either of which could have an adverse impact on Feraheme sales, our potential profitability and the future prospects of our business.

We are completely dependent on third parties to manufacture Feraheme/Rienso and any difficulties, disruptions or delays in the Feraheme manufacturing process, including our transition to alternative source manufacturing facilities, could increase our costs, or adversely affect our profitability and future business prospects.

In June 2012, we announced our plans to move to an outsourced manufacturing model and sell our Cambridge, Massachusetts manufacturing facility. In October 2012, we ceased our manufacturing operations at our Cambridge, Massachusetts manufacturing facility. Consequently, our third-party contract manufacturers are currently manufacturing Feraheme for commercial use in the U.S., the EU and for use in human clinical trials. Prior to ceasing our manufacturing operations, we manufactured Feraheme drug substance and drug product for use in the Canadian market at our Cambridge facility. Although we and Takeda are working to obtain regulatory approval of the manufacturing facilities at our current third-party contract manufacturers to produce Feraheme for sale in Canada, we did not have such manufacturing facilities available upon the October 2012 commercial launch of Feraheme in this geography.

Our ability to have Feraheme/Rienso manufactured in sufficient quantities and at acceptable costs to meet our commercial demand and clinical development needs is dependent on the uninterrupted and efficient operation of our third-party contract manufacturing facilities. Any difficulties, disruptions or delays in the Feraheme/Rienso manufacturing process could result in product defects or shipment delays, recall or withdrawal of product previously shipped for commercial or clinical purposes, inventory write-offs or the inability to meet commercial demand for Feraheme/Rienso in a timely and cost-effective manner.

In addition, the transition of the manufacturing processes to third-party contract manufacturers and the oversight of such third-parties could take a significant amount of time and may increase the risk of certain problems, including cost overruns, process reproducibility, stability issues, the inability to deliver required quantities of product that conform to specifications in a timely manner, or the inability to manufacture Feraheme/Rienso in accordance with cGMP. If we are unable to have Feraheme/Rienso manufactured on a timely basis because of these or other factors, we may not be able to meet commercial demand or our clinical development needs for Feraheme/Rienso or may not be able to manufacture Feraheme/Rienso in a cost-effective manner, particularly in light of the fixed price at which we are required to supply Feraheme/Rienso to Takeda under the Amended Takeda Agreement. As a result, we may lose sales, fail to generate increased revenues, our clinical development programs may be delayed and/or we may lose money on our supply of Feraheme/Rienso to Takeda, any of which could have an adverse impact on our potential profitability and future business prospects.

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

Even if we are able to obtain raw or other materials from an alternative source, if these raw or other materials are not available in a timely manner or on commercially reasonable terms, we would be unable to manufacture Feraheme, both for commercial sale and for use in our clinical trials, on a timely and cost-effective basis, which could cause us to lose money. Any such difficulty in obtaining raw or other materials could severely hinder our ability to manufacture Feraheme and could have a material adverse impact on our ability to generate additional revenues and to achieve profitability.

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

In order for Takeda, 3SBio Inc., or 3SBio, or us to market and sell Feraheme/Rienso for any indication in any country outside of the U.S., including in the EU, it will be necessary to obtain regulatory approval from the appropriate foreign regulatory authorities, which approval must include approval of our proposed manufacturing processes and facilities. The requirements and timing for regulatory approval vary widely from country to country and may in some cases be different than or more rigorous than requirements in the U.S. For example, in June 2012 the European Commission granted marketing authorization for ferumoxytol for the treatment of IDA in CKD patients. As a condition of approval, we are required to perform certain studies for the CKD indication in the EU that were not required for the U.S. approval of ferumoxytol for the treatment of IDA in CKD patients.

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

Our future operating results will likely vary from quarter to quarter depending on a number of factors, some of which we cannot control, including but not limited to:

•      The magnitude of U.S. Feraheme sales

•      The magnitude of Feraheme/Rienso sales and royalties we may receive from Takeda outside of the U.S.;

•                  Any expansion or contraction of the overall size of the IV iron market, which could result from a number of factors including but not limited to, changes in treatment guidelines or practices related to IDA;

•                  Changes in accounting estimates related to reserves on revenue or other accruals;

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

•                  The timing and magnitude of milestone payments we may receive under the Amended Takeda Agreement;

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

•                  Changes in reimbursement practices and laws and regulations affecting Feraheme from federal, state and foreign legislative and regulatory authorities, government health administration authorities, private health insurers and other third-party payors;

•                  The initiation or outcome of any material litigation or patent challenges to which we are or become a party and the magnitude of costs associated with such litigation; and

•                  The implementation of new or revised accounting or tax rules or policies.

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

In the U.S., we sell Feraheme primarily to wholesalers and specialty distributors and therefore a significant portion of our revenues is generated by a small number of customers. Four customers accounted for 94% of our total revenues during the nine months ended September 30, 2012 and three customers accounted for 91% of our accounts receivable balance as of September 30, 2012. In addition, a significant portion of our U.S. Feraheme sales are generated through a small number of contracts with GPOs. For example, approximately 33% of our end-user demand in the nine months ended September 30, 2012 was generated by members of a single GPO with which we have contracted. As a result of the significant percentage of our end-user demand being generated by a single GPO, we may be at a disadvantage in future contract or price negotiations with such GPO. In addition, the loss of, material reduction in sales volume to, or a significant adverse change in our relationship with any of our key wholesalers, distributors or GPOs could have a material adverse effect on our revenue in any given period and may result in significant annual or quarterly revenue fluctuations.

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

As part of our revenue recognition policy, our estimates of product returns, rebates and chargebacks, fees and other discounts require subjective and complex judgments due to the need to make estimates about matters that are inherently uncertain. Any significant differences between our actual results and our estimates could materially affect our financial position, results of operations and cash flows. For example during the nine months ended September 30, 2012 and 2011, we revised our estimated Medicaid reserve rate, which resulted in a $0.6 million and a $2.5 million reduction of our estimated Medicaid rebate reserve related to prior Feraheme sales, respectively. Further, during the nine months ended September 30, 2012, we reduced our reserve for product returns by approximately $2.1 million due to a reduction in our expected rate of product returns as well as the lapse of the return period.

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

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $12.43 and $19.62 in the fifty-two week period through October 31, 2012. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, many of which are beyond our control, may have a significant impact on the market price of our common stock. Factors which may affect the market price of our common stock include, among others:

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

•                  Increases or decreases in our operating expenses or our gross margin on Feraheme/Rienso;

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

•                  The acquisition, development or regulatory approvals of technologies, product candidates or products by us or our competitors;

•                  Cash milestones earned under the Amended Takeda Agreement;

•                  Developments in patents or other proprietary rights by us or our competitors, such as the recent decision by the EPO regarding our European ferumoxytol patent;

•                  The initiation or outcome of any material litigation or patent challenges to which we are or may become a party;

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

In 2012, we publicly provided financial guidance, including expected 2012 Feraheme product revenue, estimated operating expenses, estimated cost of goods sold as a percent of sales, and estimated year-end cash balance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

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

•                  The magnitude of U.S. Feraheme sales;

•                  The magnitude of Feraheme /Rienso sales and royalties we may receive from Takeda outside of the U.S.;

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

•                  The outcome of and costs associated with any material litigation or patent challenges to which we are or may become a party;

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

We estimate that our cash resources as of September 30, 2012, combined with cash we currently expect to receive from sales of Feraheme, from earnings on our investments, and potential milestone and royalty payments we expect to receive from Takeda will be sufficient to finance our currently planned operations for at least the next twelve months. Thereafter, we may require additional funds or need to establish additional alternative strategic arrangements to execute our business plans. We may seek needed funding through additional arrangements with collaborators through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.

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

As of September 30, 2012, we had $42.9 million in cash and cash equivalents and $168.0 million in short-term investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may continue to be exacerbated by the U.S. and global financial crisis which has been occurring over the past several years. The ongoing disruptions in the credit and financial markets have negatively affected many industries, including those in which we invest, and we may realize losses in the fair value of certain of our investments or a complete loss of these investments, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

We are subject to changing rules and regulations of U.S. federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the NASDAQ Global Select Market, and the U.S. Securities and Exchange Commission, or SEC, have issued a significant number of new and increasingly complex requirements and regulations over the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. For example, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, some of which the SEC has implemented by adopting additional rules and regulations in areas such as executive compensation, or “say on pay”. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in our expenses and a diversion of management’s time from other business activities.

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

We and/or Takeda are subject to ongoing U.S. and foreign regulatory obligations and oversight of Feraheme/Rienso, and any failure by us to maintain compliance with applicable regulations may result in several adverse consequences including the suspension of the manufacturing, marketing and sale of

Feraheme/Rienso, the incurrence of significant additional expense and other limitations on our ability to commercialize Feraheme/Rienso.

We and/or Takeda are subject to ongoing regulatory requirements and review both in the U.S. and in foreign jurisdictions, pertaining to Feraheme/Rienso’s manufacture, labeling, packaging, adverse event reporting, storage, marketing, promotion and record keeping. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with Feraheme/Rienso or our third-party contract manufacturing facilities may result in restrictions on our ability to manufacture, market or sell Feraheme/Rienso, including its withdrawal from the market. Any such restrictions could result in a decrease in Feraheme/Rienso sales, damage to our reputation or the initiation of lawsuits against us or our third-party contract manufacturers. We and/or Takeda may also be subject to additional sanctions, including but not limited to:

•                  Warning letters;

•                  Civil or criminal penalties;

•                  Suspension or withdrawal of regulatory approvals;

•                  Temporary or permanent closing of the facilities or our third party contract manufacturers;

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

•                  Perceived uncertainties as to our future direction may result in our inability to consummate potential acquisitions, collaborations or in-licensing opportunities and may make it more difficult to attract and retain qualified personnel; and

•                  If individuals are elected to our Board of Directors, or Board, with a specific agenda different from ours, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

Our success depends on our ability to maintain the proprietary nature of our technology and any challenges to our patent rights can result in costly and time-consuming legal proceedings that may prevent or limit the commercialization of Feraheme/Rienso.

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

Our ferumoxytol patents are currently scheduled to expire in 2020. These and any other patents issued to us may be contested or invalidated. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may become a party to patent litigation and other proceedings, including interference and reexamination proceedings declared by the United States Patent and Trademark Office and opposition proceedings before the patent offices for other countries, such as the European Patent Office, or EPO, or similar adversarial proceedings, regarding intellectual property rights with respect to Feraheme/Rienso. For example, in July 2010, Sandoz GmbH, or Sandoz, filed an opposition to one of our patents which covers ferumoxytol in the EU with EPO. On October 18, 2012, at an oral hearing, the Opposition Division of the EPO revoked the claims in our European ferumoxytol patent. We continue to believe the patent is valid and intend to appeal the decision. The appeal process is costly and time-consuming and if it results in an unfavorable outcome to us, could result in a loss of proprietary rights in the EU and may allow Sandoz or other companies to use our proprietary technology without a license from us, which may also result in a loss of future royalty or milestone payments to us as well as the possibility that Takeda may determine that the terms of our agreement are no longer viable. We cannot predict the outcome of our appeal of this recent decision. This or any future patent interference proceedings involving our patents may result in substantial costs to us, distract our management, prevent us or Takeda from marketing and selling Feraheme/Rienso, increase the risk that a generic version of Feraheme/Rienso could enter the market to compete with Feraheme/Rienso, limit our development and commercialization of Feraheme/Rienso or otherwise harm our competitive position and our ability to commercialize Feraheme/Rienso.

In addition, claims of infringement or violation of the proprietary rights of others may be asserted against us. If we are required to defend against such claims or to protect our own proprietary rights against others, it could result in substantial costs to us and the distraction of our management. An adverse ruling in any litigation or administrative proceeding could prevent us from marketing and selling Feraheme/Rienso, increase the risk that a generic version of Feraheme/Rienso could enter the market to compete with Feraheme/Rienso, limit our development and commercialization of Feraheme/Rienso, or otherwise harm our competitive position and result in additional significant costs. In addition, any successful claim of infringement asserted against us could subject us to monetary damages or injunction, which could prevent us or Takeda from making or selling Feraheme/Rienso. We also may be required to obtain licenses to use the relevant technology. Such licenses may not be available on commercially reasonable terms, if at all.

The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. In countries where we do not have or have not applied for patents for ferumoxytol, such as in China, where we license certain development and commercial rights to Feraheme to 3SBio, we may be unable to prevent others from developing or selling similar products. In addition, in jurisdictions outside the U.S. where we have patent rights, we may be unable to prevent unlicensed parties from selling or importing products or technologies derived elsewhere using our proprietary technology.

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our corporate licensees, collaborators, employees and consultants. These agreements, however, may be breached. We may not have adequate remedies for any such breaches, and our trade secrets might otherwise become known or might be independently discovered by our competitors, particularly in China, where we license certain development and commercial rights to Feraheme to 3SBio. In addition, we cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with Feraheme/Rienso, thereby substantially reducing the value of our proprietary rights.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases by us, or any affiliated purchaser, of our equity securities which are registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2012.

Item 6.  Exhibits

(a)                                 List of Exhibits

Exhibit Number		Description

10.1

Retention Agreement dated as of August 27, 2012 between the Company and Lee F. Allen, M.D, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2012).

10.2	+

Third Amendment to Commercial Outsourcing Services Agreement, dated effective as of August 1, 2012, by and between the Company and Integrated Commercialization Services, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

10.3	+

Commercial Supply Agreement, dated effective as of August 29, 2012, by and between the Company and Sigma-Aldrich, Inc.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

10.4	+

Pharmaceutical Manufacturing and Supply Agreement, dated effective as of January 8, 2010, by and between the Company and DSM Pharmaceuticals, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

10.5	+	Composite Copy Form of Employment Agreement for Executive Officers.
31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Date: November 7, 2012

AMAG PHARMACEUTICALS, INC.

By:	/s/ Scott A. Holmes
Scott A. Holmes
Chief Accounting Officer,
Vice President and Controller

Date: November 7, 2012

EXHIBIT INDEX

Exhibit Number		Description

10.1

Retention Agreement dated as of August 27, 2012 between the Company and Lee F. Allen, M.D, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2012).

10.2	+

Third Amendment to Commercial Outsourcing Services Agreement, dated effective as of August 1, 2012, by and between the Company and Integrated Commercialization Services, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

10.3	+

Commercial Supply Agreement, dated effective as of August 29, 2012, by and between the Company and Sigma-Aldrich, Inc.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

10.4	+

Pharmaceutical Manufacturing and Supply Agreement, dated effective as of January 8, 2010, by and between the Company and DSM Pharmaceuticals, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

10.5	+	Composite Copy Form of Employment Agreement for Executive Officers.
31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+                    Exhibits marked with a plus sign (“+”) are filed herewith.

++             Exhibits marked with a double plus sign (“++”) are furnished herewith.