Form 10-Q
period 2013-03-31
AMAG PHARMACEUTICALS INC.
filed 2013-05-06
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 25, 2013, there were 21,574,995 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.
FORM 10-Q

PART I.                 FINANCIAL INFORMATION

Item 1.  Financial Statements

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,845	$46,293
Investments	183,224	180,750
Accounts receivable, net	8,519	6,410
Inventories	11,292	12,451
Receivable from collaboration	108	263
Assets held for sale	1,931	2,000
Prepaid and other current assets	6,219	6,213
Total current assets	245,138	254,380
Property and equipment, net	2,670	3,297
Restricted cash	460	460
Total assets	$248,268	$258,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,325	$3,515
Accrued expenses	15,130	20,338
Deferred revenues	9,262	9,104
Total current liabilities	26,717	32,957
Long-term liabilities:
Deferred revenues	48,376	50,350
Other long-term liabilities	1,922	2,033
Total liabilities	77,015	85,340
Commitments and contingencies (Notes K & L)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 58,750,000 shares authorized; 21,554,391 and 21,506,754 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	215	215
Additional paid-in capital	634,931	632,487
Accumulated other comprehensive loss	(3,340)	(3,247)
Accumulated deficit	(460,553)	(456,658)
Total stockholders’ equity	171,253	172,797
Total liabilities and stockholders’ equity	$248,268	$258,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
U.S. product sales, net	$15,578	$13,626
International product sales and royalties	63	—
License fee and other collaboration revenues	2,003	1,753
Other product sales and royalties	236	101
Total revenues	17,880	15,480
Costs and expenses:
Cost of product sales	2,942	2,646
Research and development expenses	5,404	12,462
Selling, general and administrative expenses	14,005	13,181
Total costs and expenses	22,351	28,289
Other income (expense):
Interest and dividend income, net	271	393
Gains on sale of assets held for sale	299	—
Gains on investments, net	6	—
Total other income (expense)	576	393
Net loss	$(3,895)	$(12,416)

Net loss per share:
Basic and diluted	$(0.18)	$(0.58)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	21,544	21,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss	$(3,895)	$(12,416)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period, net of tax	(87)	77
Reclassification adjustment for (gains) losses included in net loss	(6)	—
Net unrealized gains (losses) on securities	(93)	77
Total comprehensive loss	$(3,988)	$(12,339)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,895)	$(12,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	650	551
Amortization of premium/discount on purchased securities	681	766
Non-cash equity-based compensation expense	2,283	1,685
(Gains) on sale of assets held for sale	(299)	—
(Gains) on investments, net	(6)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,109)	(346)
Inventories	1,834	2,131
Receivable from collaboration	155	58
Prepaid and other current assets	(6)	548
Accounts payable and accrued expenses	(7,074)	(2,463)
Deferred revenues	(1,816)	(1,524)
Other long-term liabilities	(111)	(97)
Total adjustments	(5,818)	1,309
Net cash used in operating activities	(9,713)	(11,107)

Cash flows from investing activities:
Proceeds from sales or maturities of investments	30,663	37,504
Purchase of investments	(33,906)	(52,205)
Capital expenditures	(23)	(47)
Proceeds from sale of assets held for sale	368	—
Net cash used in investing activities	(2,898)	(14,748)

Cash flows from financing activities:
Proceeds from the exercise of stock options	163	—
Net cash provided by financing activities	163	—

Net decrease in cash and cash equivalents	(12,448)	(25,855)
Cash and cash equivalents at beginning of the period	46,293	63,474
Cash and cash equivalents at end of the period	$33,845	$37,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

We are working to continue to grow Feraheme in the U.S. CKD market and to drive additional growth of Feraheme through both international and label expansion. To further build our business, we intend to expand our portfolio through the in-license or purchase of additional marketed specialty pharmaceutical products. We are seeking complementary products that will leverage our commercial infrastructure and focus on hematology and oncology centers, hospital infusion centers or other sites of care where IV iron is administered or where IDA patients are diagnosed or treated. We are also looking at the potential addition of products outside of our current sales force’s call points, which could be synergistic with our goal of expanding the Feraheme IV iron market through increased referrals from certain physician specialists, such as gastroenterologists.

We are subject to risks common to companies in the pharmaceutical industry including, but not limited to, our sole dependence on the success of Feraheme/Rienso, uncertainties related to the protection of our proprietary technology, our dependence on third parties to manufacture Feraheme/Rienso, the potential development of significant safety or drug interaction problems with respect to Feraheme/Rienso, uncertainty of the regulatory approval process for the broader Feraheme/Rienso indication or for potential alternative manufacturing facilities and processes, uncertainties related to potential collaborations, in-licensing arrangements or acquisition agreements, competition in our industry, uncertainties regarding market acceptance of Feraheme/Rienso, our reliance on a limited number of customers, uncertainties related to patient insurance coverage and third-party reimbursement rates and terms for Feraheme/Rienso, our reliance on Takeda to commercialize Feraheme/Rienso in certain territories outside of the U.S., the potential inability of our third-party manufacturers to operate their facilities in compliance with current good manufacturing practices and manufacture sufficient quantities of Feraheme/Rienso, uncertainties related to the impact of current and future healthcare initiatives and legislation, our or our third-party manufacturers’ potential inability to obtain raw or other materials, our potential inadvertent failure to comply with reporting and payment obligations under government pricing programs, our potential inability to become profitable in the future, our limited experience commercializing and distributing a pharmaceutical product, our dependence on key personnel, the potential fluctuation of our operating results, potential differences between actual future results and the estimates or assumptions used by us in preparation of our condensed consolidated financial statements, our potential inadvertent failure to comply with the regulations of the FDA or other federal, state or foreign government agencies, the volatility of our stock price, uncertainties related to the actions of activist stockholders, potential product liability, potential legislative and regulatory changes, and potential costs and liabilities associated with pending or future litigation or patent challenges.

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

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Interim results are not necessarily indicative of the results of operations for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition related to product sales and collaboration agreements, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment and determining values of investments, estimates used to measure the fair value of our assets held for sale, accrued expenses, income taxes and equity-based compensation expense. Actual results could differ materially from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, AMAG Europe Limited and AMAG Securities Corporation. AMAG Europe Limited was incorporated in October 2009 in London, England. AMAG Securities Corporation is a Massachusetts corporation which was incorporated in August 2007. All intercompany account balances and transactions between the companies have been eliminated.

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

Assets Measured at Fair Value on a Recurring Basis

We hold certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents and investments. The following tables represent the fair value hierarchy as of March 31, 2013 and December 31, 2012 for those assets that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$21,542	$21,542	$—	$—
Corporate debt securities	124,710	—	124,710	—
U.S. treasury and government agency securities	54,517	—	54,517	—
Commercial paper	3,997	—	3,997	—
	$204,766	$21,542	$183,224	$—

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$24,058	$24,058	$—	$—
Corporate debt securities	111,690	—	111,690	—
U.S. treasury and government agency securities	59,569	—	59,569	—
Commercial paper	9,491	—	9,491	—
	$204,808	$24,058	$180,750	$—

With the exception of our money market funds, the fair value of our investments is primarily determined from independent pricing services which use Level 2 inputs to determine fair value. Independent pricing services normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analyses of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of either March 31, 2013 or December 31, 2012. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the three months ended March 31, 2013.

Assets Held for Sale

During 2012, we determined that certain assets related to our Cambridge, Massachusetts manufacturing facility, including the related land, building and certain equipment, met the criteria established by current accounting guidance for classifying assets as held for sale. As a result, during 2012, we reclassified these assets from property and equipment to assets held for sale in our condensed consolidated balance sheet. In anticipation of a future sale, we valued these assets at the lower of their carrying amount or fair value less cost to sell to arrive at the estimated fair value of $2.0 million as of December 31, 2012. During the three months ended March 31, 2013, we sold $0.4 million of equipment related to our Cambridge, Massachusetts manufacturing facility. In connection with these sales, we recorded a gain of $0.3 million and reduced the carrying value of our assets held for sale by $0.1 million to $1.9 million. The fair values of the land, building, and equipment were estimated using Level 3 inputs, which included offers received from potential purchasers, real estate appraisals and other estimates from third-parties.

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

An analysis of our product sales allowances and accruals for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Provision for U.S. product sales allowances and accruals
Discounts and chargebacks	$7,493	$5,892
Government and other rebates	2,387	1,460
Returns	193	(266)
Total provision for U.S. product sales allowances and accruals	$10,073	$7,086

Total gross U.S. product sales	$25,651	$20,712

Total provision for U.S. product sales allowances and accruals as a percent of total gross U.S. product sales	39%	34%

We generally offer our wholesalers, specialty distributors and other customers a limited right to return product purchased directly from us, principally based on the product’s expiration date which, once packaged, is currently five years in the U.S. Reserves for product returns for U.S. sales are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. We evaluate our estimated product returns rate each period based on the historical return patterns and known or expected changes in the marketplace. We did not significantly adjust our reserve for product returns during the three months ended March 31, 2013. During the three months ended March 31, 2012, we reduced our reserve by approximately $0.5 million of previously reserved product returns allowance due to the lapse of the product return period on certain manufactured Feraheme lots that carried a two year expiration period. The product returns provision applied to gross product sales for the three months ended March 31, 2013 was $0.2 million as compared to a credit of $0.3 million in the three months ended March 31, 2012.

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, investments, and accounts receivable. As of March 31, 2013, our cash, cash equivalents and investments amounted to approximately $217.1 million. We currently invest our excess cash primarily in U.S. government and agency money market funds, and investments in corporate debt securities, U.S. treasury and government agency securities and commercial paper. As of March 31, 2013, we had approximately $21.5 million of our total $33.8 million cash and cash equivalents balance invested in institutional money market funds, of which $13.5 million was invested in a single fund, which is collateralized solely by U.S. treasury and government agency securities.

Our operations are located solely within the U.S. We are focused principally on developing, manufacturing, and commercializing Feraheme/Rienso. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
AmerisourceBergen Drug Corporation	43%	45%
McKesson Corporation	22%	20%
Cardinal Health, Inc.	15%	15%
Takeda Pharmaceuticals Company Limited	12%	11%

In addition, approximately 30% and 35% of our end-user demand during the three months ended March 31, 2013 and 2012, respectively, was generated by members of a single GPO with which we have contracted. Revenues from customers outside of the U.S. amounted to approximately 12% and 11% of our total revenues for the three months ended March 31, 2013 and 2012, respectively, and were related to collaboration revenue recognized in connection with our collaboration agreement with Takeda, which is based in Japan.

C.            Investments

As of March 31, 2013 and December 31, 2012, our investments equaled $183.2 million and $180.8 million, respectively, and consisted of securities classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in debt and equity securities.

The following is a summary of our investments as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities
Due in one year or less	$56,956	$105	$(7)	$57,054
Due in one to three years	67,624	103	(71)	67,656
U.S. treasury and government agency securities
Due in one year or less	22,635	54	—	22,689
Due in one to three years	31,757	72	(1)	31,828
Commercial paper
Due in one year or less	3,998	—	(1)	3,997
Total investments	$182,970	$334	$(80)	$183,224

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities
Due in one year or less	$52,332	$88	$(6)	$52,414
Due in one to three years	59,176	137	(37)	59,276
U.S. treasury and government agency securities
Due in one year or less	24,795	86	—	24,881
Due in one to three years	34,606	84	(2)	34,688
Commercial paper
Due in one year or less	9,494	1	(4)	9,491
Total investments	$180,403	$396	$(49)	$180,750

Impairments and Unrealized Losses on Investments

The following is a summary of the fair value of our investments with unrealized losses that are deemed to be temporarily impaired and their respective gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$53,936	$(78)	$—	$—	$53,936	$(78)
U.S. treasury and government agency securities	4,542	(1)	—	—	4,542	(1)
Commercial paper	3,998	(1)	—	—	3,998	(1)
	$62,476	$(80)	$—	$—	$62,476	$(80)

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$37,036	$(43)	$—	$—	$37,036	$(43)
U.S. treasury and government agency securities	6,271	(2)	—	—	6,271	(2)
Commercial paper	3,992	(4)	—	—	3,992	(4)
	$47,299	$(49)	$—	$—	$47,299	$(49)

We did not recognize any unrealized other-than-temporary impairment losses in our condensed consolidated statements of operations related to our securities during either of the three months ended March 31, 2013 or 2012. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and which may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

Realized Gains and Losses on Investments

Gains and losses are determined on the specific identification method. Realized gains were insignificant during both the three months ended March 31, 2013 and 2012.

D.            Accounts Receivable, Net

Our net accounts receivable were $8.5 million and $6.4 million as of March 31, 2013 and December 31, 2012, respectively, and primarily represented amounts due from wholesalers and distributors to whom we sell Feraheme directly. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts. Reserves for other sales-related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in our condensed consolidated balance sheets.

As part of our credit management policy, we perform ongoing credit evaluations of our customers, and we have not required collateral from any customer. To date, we have not experienced significant bad debts. Accordingly, we have not established an allowance for doubtful accounts at either March 31, 2013 or December 31, 2012. If the financial condition of any of our significant customers was to deteriorate and result in an impairment of its ability to make payments owed to us, an allowance for doubtful accounts may be required which could have a material effect on earnings in the period of any such adjustment.

Customers which represented greater than 10% of our accounts receivable balances as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
AmerisourceBergen Drug Corporation	49%	48%
McKesson Corporation	27%	28%
Cardinal Health, Inc.	16%	18%

E.            Inventories

Our major classes of inventories were as follows as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$2,882	$2,652
Work in process	2,022	2,524
Finished goods	6,388	7,275
Total inventories	$11,292	$12,451

On a quarterly basis, we analyze our inventory levels to determine whether we have any obsolete, expired, or excess inventory. If any inventory is expected to expire prior to being sold, has a cost basis in excess of its net realizable value, is in excess of expected sales requirements as determined by internal sales forecasts, or fails to meet commercial sale specifications, the inventory is written-down through a charge to cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. A critical input in this determination is future expected inventory requirements, based on internal sales forecasts and forecasts received from Takeda. Once packaged, Feraheme/Rienso currently has a shelf-life of five years in the U.S. and between two and three years outside of the U.S., and as a result of comparison to internal sales forecasts, we expect to fully realize the carrying value of our current Feraheme/Rienso inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable.

F.             Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013	December 31, 2012
Buildings and improvements	$5,326	$5,373
Laboratory and production equipment	343	115
Furniture and fixtures	4,963	5,326
Construction in process	23	228
	10,655	11,042
Less - accumulated depreciation	(7,985)	(7,745)
Property and equipment, net	$2,670	$3,297

During the three months ended March 31, 2013, we recorded accelerated depreciation expense of approximately $0.3 million of leasehold improvements and furniture and fixtures associated with a portion of our principal executive offices to reflect our current estimate of useful lives of these assets.

G.              Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three months ended March 31, 2013 and 2012, we did not recognize any tax expense or benefit due to our continued net operating loss position. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

H.   Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 consisted of the following (in thousands):

For the Three Months Ended March 31, 2013	Unrealized Gain (Loss) on Investments, net of Tax

Balance as of December 31, 2012	$(3,247)
Other comprehensive income (loss) before reclassifications	(87)
Gain (loss) reclassified from other accumulated comprehensive income	(6)
Balance as of March 31, 2013	$(3,340)

The amounts reclassified from other comprehensive income for the three months ended March 31, 2013 represented realized gains on investments, which are included in our condensed consolidated statement of operations under “Gains on Investments, net.” There were no reclassifications from other comprehensive income for the three months ended March 31, 2012.

I.                      Net Loss per Share

We compute basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period. The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net loss	$(3,895)	$(12,416)
Weighted average common shares outstanding	21,544	21,349
Net loss per share:
Basic and diluted	$(0.18)	$(0.58)

The following table sets forth the potential common shares issuable upon the exercise of outstanding options and the vesting of restricted stock units (prior to consideration of the treasury stock method), that were excluded from our computation of diluted net loss per share because such options and restricted stock units were anti-dilutive due to a net loss in the relevant periods (in thousands):

	Three Months Ended March 31,
	2013	2012
Options to purchase shares of common stock	2,750	1,717
Shares of common stock issuable upon the vesting of restricted stock units	510	679
Total	3,260	2,396

J.                 Equity-Based Compensation

We currently maintain several equity compensation plans, including our Second Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, our Amended and Restated 2000 Stock Plan, or the 2000 Plan, and our 2010 Employee Stock Purchase Plan. During the three months ended March 31, 2013, we also granted equity to our Chief Commercial Officer through an inducement grant that was outside of these plans.

Second Amended and Restated 2007 Equity Incentive Plan

As of March 31, 2013, we have granted options and restricted stock units covering 6,085,975 shares of common stock under our 2007 Plan, of which 2,409,472 stock options and 619,537 restricted stock units have expired or terminated, and of which 38,900 options have been exercised and 383,200 shares of common stock have been issued pursuant to restricted stock units that became fully vested. The number of options and restricted stock units outstanding under this plan as of March 31, 2013 was 2,259,972 and 374,894, respectively. The remaining number of shares available for future grants as of March 31, 2013 was 954,851, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise. All outstanding stock options granted under our 2007 Plan have an exercise price equal to the closing price of a share of our common stock on the grant date and have either a seven or ten-year term.

Amended and Restated 2000 Stock Plan

As of March 31, 2013, the number of shares underlying outstanding options which were issued pursuant to our 2000 Plan was 114,641. There were no restricted stock units outstanding as of March 31, 2013. In November 2007, the 2000 Plan was succeeded by our 2007 Plan and, accordingly, no further grants may be made under this plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

Other Equity Compensation Grants

In January 2013, in connection with the entry into an employment agreement, our Board of Directors, or Board, granted our Chief Commercial Officer an option to purchase 75,000 shares of our common stock at an exercise price equal to the fair market value of a share of our common stock on the date of grant. The option will be exercisable in four equal annual installments beginning on the first anniversary of the grant date. Our Chief Commercial Officer was also granted 35,000 restricted stock units, which will vest in four equal annual installments beginning on the first anniversary of the grant date. The foregoing grants were made pursuant to an inducement grant outside of our 2007 Plan as permitted under the NASDAQ Global Market rules. We assessed the terms of these awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied.

In February 2013, we granted restricted stock units to certain members of our senior management covering a maximum of 82,500 shares of common stock, which are subject to a performance condition tied to the price of our common stock. These restricted stock units vest, if at all, at the end of the three-year period ending December 31, 2015 based on the achievement of a minimum, target or maximum stock price range. In the event that the minimum stock price range is not achieved at the measurement date, none of the restricted stock units will vest. The total fair value of these restricted stock units is $0.7 million, which we will recognize to expense over a period of three years from the date of grant, net of any estimated and actual forfeitures.

Equity-based compensation expense

Equity-based compensation expense, excluding amounts that have been capitalized into inventory, for the three months ended March 31, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of product sales	$23	$78
Research and development	932	422
Selling, general and administrative	1,328	1,185
Total equity-based compensation expense	$2,283	$1,685

We reduce the equity-based compensation expense being recognized to account for estimated forfeitures, which we estimate based primarily on historical experience, adjusted for unusual events such as our corporate restructuring in 2012, which resulted in higher than expected turnover and forfeitures in that year. Under current accounting guidance, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

K.     Commitments and Contingencies

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

A purported class action complaint was originally filed on March 18, 2010 in the U.S. District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Chief Financial Officer, the then members of our Board, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11, 2011, the District Court issued an Opinion and Order dismissing the SAC in its entirety for failure to state a claim upon which relief could be granted. A separate Order of Dismissal was filed on August 15, 2011. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit, or the Court of Appeals. After briefing was completed by all parties, the Court of Appeals heard oral argument on May 11, 2012. On February 4, 2013, the Court of Appeals affirmed in part and reversed in part the District Court’s Opinion and Order, and remanded the case to the District Court. On February 19, 2013, we filed a Petition for Panel Hearing Rehearing or Rehearing En Banc, asking the Court of Appeals to reconsider its decision. On March 15, 2013, the Court of Appeals denied this petition. On March 22, 2013, we filed a Motion to Stay the Mandate remanding the case to the District Court pending review of the Court of Appeals’ February 4, 2013 decision by the U.S. Supreme Court. The Court of Appeals granted this Motion to Stay the Mandate on April 8, 2013, and any petition for writ of certiorari must be filed by June 13, 2013. We are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with this matter, if any, and have therefore not recorded any potential estimated liability as we do not believe that such a liability is probable nor do we believe that a range of loss is currently estimable.

In July 2010, Sandoz GmbH, or Sandoz, filed with the European Patent Office, or the EPO, an opposition to our previously issued patent which covers ferumoxytol in the EU. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked our European ferumoxytol patent. In December 2012, our notice of appeal was recorded with the EPO, which suspended the revocation of our patent. We will continue to defend the validity of this patent throughout the appeals process, which we expect to take two to three years. However, in the event that we do not experience a successful outcome from the appeals process, under EU regulations ferumoxytol would still be entitled to eight years of data protection and ten years of market exclusivity from the date of approval, which we believe would create barriers to entry for any generic version of ferumoxytol into the EU market until sometime between 2020 and 2022. This decision had no impact on our revenues for the three months ended March 31, 2013. However, any future unfavorable outcome in this matter could negatively affect the magnitude and timing of future revenues, including royalties and milestone payments we may receive from Takeda pursuant to our collaboration agreement with Takeda. We do not expect to incur any related liability regardless of the outcome of the appeal and therefore have not recorded any liability as of March 31, 2013. We continue to believe the patent is valid and intend to vigorously appeal the decision.

We may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to product liability matters or related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us as of March 31, 2013. We expense legal costs as they are incurred.

L.            Collaborative Agreements

Our commercial strategy includes the formation of collaborations with other pharmaceutical companies to facilitate the sale and distribution of Feraheme/Rienso, primarily outside of the U.S. In addition to our collaborative agreements described in Note N to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, we were a party to the following collaborations as of March 31, 2013:

Takeda

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, certain Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey. In June 2012, we entered into an amendment to the Takeda Agreement, or the Amended Takeda Agreement, which removed the Commonwealth of Independent States from the territories under which Takeda has the exclusive rights to develop and commercialize Feraheme/Rienso. In addition, the Amended Takeda Agreement modified the timing and pricing arrangements for a supply agreement to be entered into between us and Takeda in the future, the terms related to primary and secondary manufacturing for drug substance and drug product, certain patent related provisions, and the re-allocation of certain of the agreed-upon milestone payments. We analyzed the Amended Takeda Agreement and determined that the amended terms did not result in a material modification of the original Takeda Agreement (and thus did not require us to change our accounting model) because (i) there were no changes to the deliverables under the original Takeda Agreement as a result of the amendment, and (ii) the change in arrangement consideration as a result of the amendment was not quantitatively material in relation to the total arrangement consideration.

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

In connection with the execution of the original Takeda Agreement, we received a $60.0 million upfront payment from Takeda in April 2010, which we recorded as deferred revenue, as well as approximately $1.0 million reimbursed to us during 2010 for certain expenses incurred prior to entering the agreement, which we considered an additional upfront payment. Because we cannot reasonably estimate the total level of effort required to complete the obligations under the combined deliverable, we are recognizing the entire $60.0 million upfront payment, the $1.0 million reimbursed to us in 2010, as well as any non-substantive milestone payments that are achieved into revenues on a straight-line basis over a period of ten years from March 31, 2010, the date on which we originally entered the Takeda Agreement, which represented the then-current patent life of Feraheme/Rienso and our best estimate of the period over which we will substantively perform our obligations. We continue to believe that the then-current patent life of Feraheme/Rienso is our best estimate of the period over which we will substantively perform our obligations under this agreement. In addition, the remaining milestone payments we may be entitled to receive under the agreement could over time equal up to $186.0 million. For any milestone payments we may receive based upon the approval by certain regulatory agencies, we have determined that these will be deemed substantive milestones and, therefore, will be accounted for as revenue in the period in which they are achieved. We have also determined that any non-substantive milestone payments will be accounted for in accordance with our revenue attribution method for the upfront payment, as described above. During 2012, we received an aggregate of $18.0 million in milestone payments from Takeda associated with the commercial launches of Feraheme/Rienso in Canada and the EU, which we deemed to be non-substantive milestone payments. Revenues related to the combined unit of accounting are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations. During the three months ended March 31, 2013, we recorded $2.0 million in revenues related to non-substantive milestone payments. Of this $2.0 million, $1.5 million was associated with the upfront payments and $0.5 million was associated with the $18.0 million in non-substantive milestone payments we received in 2012. Any potential non-substantive milestone payments that may be received in the future will be recognized as revenue on a cumulative catch up basis when they become due and payable.

We have received and may also receive additional regulatory approval and performance-based milestone payments, reimbursement of certain out-of-pocket regulatory and clinical supply costs, defined payments for supply of Feraheme/Rienso, and tiered double-digit royalties on net product sales in the agreed-upon territories under the Amended Takeda Agreement.

Under the terms of the Amended Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs associated with carrying out our regulatory and clinical research activities under the collaboration agreement. Because we are acting as the principal in carrying out these services, any reimbursement payments received from Takeda are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations to match the costs that we incur during the period in which we perform those services. We recorded less than $0.1 million for the three months ended March 31, 2013 associated with other reimbursement revenues received from Takeda.

At the time of shipment, we defer recognition of all revenue for Feraheme/Rienso sold to our licensees in our condensed consolidated balance sheets. We recognize revenues from product sales to our licensees, the related cost of goods sold, as well as any royalty revenues due from our licensees, in our condensed consolidated statement of operations at the time our licensees report to us that sales have been made to its customers. During the three months ended March 31, 2013, we recognized less than $0.1 million in product sales and royalty revenue related to the Amended Takeda Agreement and we have included this revenue in international product sales and royalties in our condensed consolidated statement of operations. As of March 31, 2013, we had approximately $1.1 million in deferred revenue related to product shipped to Takeda, but not yet sold through to Takeda’s customers and $1.0 million in deferred cost of product sales, which are included in our condensed consolidated balance sheet.

M.         Restructuring

During 2012 and 2011, we initiated corporate restructurings, including a workforce reduction plan for which we recorded $2.2 million and $3.5 million, respectively, of restructuring related costs, primarily related to employee severance and benefits. The majority of the workforce reduction plan in 2012 was associated with our manufacturing and development infrastructure, including our decision to divest our Cambridge, Massachusetts manufacturing facility. Of the $2.2 million in restructuring expense in 2012, approximately $1.5 million was related to employee severance and benefits, and approximately $0.7 million was related to the write-down of primarily raw material inventory that was no longer usable due to the closure of the facility. The workforce reductions were substantially completed by the end of 2012 and the majority of the related expenses were paid by the end of 2012.

The following table outlines the components of our restructuring expenses which were recorded in operating expenses and current liabilities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Accrued restructuring, beginning of period	$1,383	$2,366
Employee severance, benefits and related costs	39	85
Payments	(814)	(609)
Inventory and other adjustments	—	(79)
Accrued restructuring, end of period	$608	$1,763

N.            Recently Issued and Proposed Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income, or AOCI. The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the income statement or as a separate disclosure in the notes of the financial statements. The amendment is effective for annual or interim reporting periods beginning after December 31, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures. See Note H for additional information regarding AOCI.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, or our Annual Report.

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

Examples of forward-looking statements contained in this report include statements regarding the following: our plan to grow Feraheme in the U.S. chronic kidney disease market and through international and label expansion; the expansion of our portfolio through the in-license or purchase of additional specialty pharmaceutical products; expectations regarding our supplemental New Drug Application; our expectations regarding plans of Takeda Pharmaceutical Company Limited to file a Type II Variation with the European Medicines Agency for the treatment of iron deficiency anemia in adult patients; our expectations regarding the timing for enrollment in and commencement of our pediatric studies and post-approval trials; our plans for beginning enrollment in the second quarter of 2013 for a post-approval trial to assess the safety and efficacy of repeat doses of Feraheme for the treatment of iron deficiency anemia; our expectation that 3SBio, Inc. will begin a clinical trial if approved by the Chinese State Food and Drug Administration; our expectation of costs to be incurred in connection with and revenue sources to fund our future operations; our expectation for the patient population for Feraheme in the U.S.; our expectations regarding the success of our collaboration with Takeda Pharmaceutical Company Limited, including any potential milestone payments, product sales or royalties we may receive; plans and expectations for our Cambridge, Massachusetts manufacturing facility; our expectations regarding the manufacture of all Feraheme/Rienso drug substance and drug product at our third-party manufacturers; our expectations regarding customer returns and related reserves and accruals; our expectations regarding the timing of regulatory approval by the European Medicines Agency on our new assay; our expectations regarding the validity of our European patent and timing of the appeals process; our expectations regarding the Branded Drug Fee under the Health Care Reform Act and the Medicare reimbursement rate for Feraheme; our expectations regarding our license fee and other collaboration revenues; our expectation for our costs of product sales as a percentage of net product sales and royalties, our research and development expenses, external expenses and the timing of our planned research and development projects, and selling, general and administrative expenses; our belief regarding the potential impact of the adoption of newly issued and future accounting guidance on our financial statements; our expectations for our cash, cash equivalents and investments balances and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.

Any forward-looking statement should be considered in light of the factors discussed in Part II, Item 1A below under “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A in our Annual Report. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the United States Securities and Exchange Commission to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

We are working to continue to grow Feraheme in the U.S. CKD market and to drive additional growth of Feraheme through both international and label expansion. To further build our business, we intend to expand our portfolio through the in-license or purchase of additional marketed specialty pharmaceutical products. We are seeking complementary products that will leverage our commercial infrastructure and focus on hematology and oncology centers, hospital infusion centers or other sites of care where IV iron is administered or where IDA patients are diagnosed or treated. We are also looking at the potential addition of products outside of our current sales force’s call points, which could be synergistic with our goal of expanding the Feraheme IV iron market through increased referrals from certain physician specialists, such as gastroenterologists.

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

Label Expansion

We believe that a significant opportunity exists in the U.S. for Feraheme beyond the treatment of IDA in adult patients with CKD. In the U.S., approximately 800,000 grams of IV iron were administered for the treatment of non-dialysis patients with IDA in 2012. We believe that approximately half, or 400,000 grams, of the IV iron administered in the U.S. was for the treatment of non-dialysis patients with CKD and the other half was for non-CKD patients with IDA due to other causes, including patients with gastrointestinal diseases or disorders, abnormal uterine bleeding, inflammatory diseases, and chemotherapy-induced anemia.

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

In December 2012, we submitted a supplemental new drug application, or sNDA, to the FDA, seeking approval for Feraheme for the treatment of IDA in adult patients who have failed to or could not use oral iron. The sNDA submission was primarily based on the data from IDA-301 and IDA-302. In addition, the sNDA included data from an interim analysis of IDA-303 and a previously completed post-approval clinical study evaluating Feraheme treatment compared to treatment with another IV iron. We believe that approval for Feraheme for this expanded indication would effectively double the market opportunity for Feraheme, by allowing us to access the half of the IV iron market outside of dialysis that is beyond our current approved indication to treat IDA in adult patients with CKD. In March 2013, the FDA accepted our sNDA for review. Under the guidelines of the Prescription Drug User Fee Act, or PDUFA, the FDA has set October 21, 2013 as a target date for completion of their review.

We expect that Takeda will file a Type II Variation, which is the EU equivalent of a U.S. sNDA, with the European Medicines Agency, or EMA, in 2013 seeking marketing approval for Rienso for the treatment of IDA in adult patients.

Takeda Collaboration

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, certain Asia-Pacific countries (excluding Japan, China and Taiwan), Canada, India and Turkey. In June 2012, we entered into an amendment to the Takeda Agreement, or the Amended Takeda Agreement, as discussed in further detail in Note L to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In connection with the 2012 commercial launches of Feraheme/Rienso by Takeda, we recorded revenue from product sales to Takeda and royalties on sales by Takeda of less than $0.1 million during the three months ended March 31, 2013. In addition, as of March 31, 2013, we had approximately $1.1 million in deferred revenue related to product shipped to Takeda, but not yet sold through to Takeda’s customers and $1.0 million in deferred cost of product sales.

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

Our pediatric investigation plan, which was a requirement for submission of the Marketing Authorization Application, or MAA, for ferumoxytol, was approved by the EMA in December 2009 and amended in 2012, and includes the two pediatric studies needed to meet the requirements of the Pediatric Research Equity Act in the U.S. described above, and two additional pediatric studies requested by the EMA. These studies include a rollover study in pediatric CKD patients and a study in pediatric patients with IDA regardless of the underlying cause. The rollover study is open for enrollment. The pediatric IDA study will commence once the appropriate dose of Feraheme is determined from the study data resulting from the two ongoing pediatric studies of Feraheme for the treatment of IDA in pediatric CKD patients, described above. In order to increase the rate of enrollment for these studies, in 2012 we amended the protocol to our pediatric investigation plan to modify the patient entry criteria.

As part of our obligations under the Amended Takeda Agreement and as part of our post-approval commitments to the EMA, we are planning to initiate a multi-center clinical trial to determine the safety and efficacy of repeat doses of ferumoxytol for the treatment of IDA in patients with hemodialysis dependent CKD. As part of the post-approval commitment we made to the EMA as a condition of the approval of the MAA for ferumoxytol in the EU, this study includes a treatment arm with iron sucrose using a magnetic resonance imaging, or MRI, sub-analysis to evaluate the potential for iron to accumulate in the body following treatment with IV iron, specifically in the heart and liver, and, where possible, other major organs following repeated IV iron administration over a two year period. We currently expect enrollment to begin in the second quarter of 2013. The costs related to the MRI portion of this study are subject to our established cost-sharing arrangement with Takeda.

From time to time, we or our licensees may sponsor pilot clinical studies or collaborate with investigators on their research ideas to evaluate the safety and efficacy of Feraheme in new indications or alternative dosing regimens.

In addition, certain clinical trials may be necessary to secure desired pricing in various European markets. If so, the cost of any future trials may be allocated between us and Takeda according to the cost-sharing arrangement under the Amended Takeda Agreement.

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

Results of Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

Revenues

Total revenues for the three months ended March 31, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
U.S. product sales, net	$15,578	$13,626	$1,952	14%
International product sales and royalties	63	—	63	N/A
License fee and other collaboration revenues	2,003	1,753	250	14%
Other product sales and royalties	236	101	135	>100%
Total	$17,880	$15,480	$2,400	16%

Total revenues during the three months ended March 31, 2013 increased by $2.4 million as compared to the same period in 2012, primarily as the result of a $2.0 million increase in U.S. net product sales and a $0.3 million increase in our license fee and other collaboration revenues associated with our collaboration agreement with Takeda, as described in further detail below.

The following table sets forth customers who represented 10% or more of our total revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
AmerisourceBergen Drug Corporation	43%	45%
McKesson Corporation	22%	20%
Cardinal Health, Inc.	15%	15%
Takeda Pharmaceuticals Company Limited	12%	11%

U.S. Product Sales, Net

U.S. Feraheme product sales and our product sales allowances and accruals for the three months ended March 31, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	Percent of gross U.S. product sales	2012	Percent of gross U.S. product sales	$ Change	% Change
Gross U.S. Feraheme product sales	$25,651		$20,712		$4,939	24%
Less provision for product sales allowances and accruals
Discounts and chargebacks	7,493	29%	5,892	28%
Government and other rebates	2,387	9%	1,460	7%
Returns	193	1%	(266)	-1%
Total	10,073	39%	7,086	34%

Net U.S. Feraheme product sales	$15,578		$13,626		$1,952	14%

Total U.S. net product sales increased by $2.0 million, or 14%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, due to an increase in Feraheme provider demand and the impact of recent Feraheme price increases. Our gross U.S. product sales increased by $4.9 million in the three months ended March 31, 2013 as compared to the same period in 2012. This increase in gross product sales was partially offset by $2.5 million of additional allowances related to customer discounts and chargebacks in 2013, excluding a $0.5 million credit related to changes in estimated product return reserves that we recorded in the three months ended March 31, 2012.

Total discounts and chargebacks in the three months ended March 31, 2013 were $7.5 million, or 29% of total gross U.S. product sales, as compared to $5.9 million, or 28% of total gross U.S. product sales, in the same period of 2012. The increase in total discounts and chargebacks as a percentage of total gross U.S. product sales in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 represents changes in our customer mix reflecting a larger volume of sales to customers receiving a higher customer discount off the gross sales price of Feraheme including institutions covered by the 340B Drug Discount Program under the Public Health Service Act, or 340B institutions. Since these institutions are granted lower prices than those offered to our other customers, any further growth in the 340B business may have a negative impact on our net revenue per gram and gross margins. Total government and other rebates were $2.4 million, or 9% of total gross U.S. product sales, in the three months ended March 31, 2013 as compared to $1.5 million, or 7% of total gross U.S. product sales, in the three months ended March 31, 2012. The increase in total government and other rebates as a percentage of gross U.S. product sales was related primarily to new customers and increased volumes of sales that are covered by volume or market share rebates offered in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

During the three months ended March 31, 2012, we reduced our reserve for product returns by approximately $0.5 million due to the lapse of the product return period on certain manufactured Feraheme lots that carried a two year expiration. As a result, the product returns provision applied to gross product sales for the three months ended March 31, 2012 was a credit of $0.3 million resulting in an increase to product sales during that period. We did not make any adjustment to our reserve for product returns during the three months ended March 31, 2013. Actual returns to date have been limited. In future periods, we may be required to adjust our estimates based on additional experience or other changes in expectations, which would result in a corresponding change to our net product sales in the period in which the change is made and could be significant. If actual future results vary from any of our estimates, we may need to adjust our previous estimates, which would also affect our earnings in the period of the adjustment.

For further details related to our revenue recognition and related sales allowances policy, refer to our critical accounting policies included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report and Note B to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

An analysis of the amount of, and change in, reserves for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2013	$1,771	$2,430	$1,018	$5,219
Current provisions relating to sales in current year	7,493	2,387	193	10,073
Payments/returns relating to sales in current year	(6,620)	(282)	—	(6,902)
Payments/returns relating to sales in prior years	(306)	(1,470)	—	(1,776)
Balance at March 31, 2013	$2,338	$3,065	$1,211	$6,614

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2012	$1,822	$3,101	$2,842	$7,765
Current provisions relating to sales in current year	5,892	1,554	255	7,701
Adjustments relating to sales in prior years	—	(94)	(521)	(615)
Payments/returns relating to sales in current year	(3,976)	(156)	—	(4,132)
Payments/returns relating to sales in prior years	(1,859)	(1,562)	(199)	(3,620)
Balance at March 31, 2012	$1,879	$2,843	$2,377	$7,099

During the three months ended March 31, 2012, we decreased our product sales allowances and accruals by approximately $0.6 million for changes in estimates relating to sales in prior years. The $0.6 million adjustments in the three months ended March 31, 2012 were primarily caused by the reduction of our reserve by $0.5 million for previously reserved returns, as discussed above. We did not record any changes in estimates relating to sales in prior years during the three months ended March 31, 2013.

Overall, we expect that our reserves as a percentage of gross sales will increase slightly during the remainder of 2013 as compared to the three months ended March 31, 2013 due primarily to our efforts to continue to increase adoption and utilization of Feraheme, our efforts to address continuing reimbursement pressures, our entry into new volume or market share based contracts which offer discounts and rebates, and the expected customer mix and utilization rates. We recently implemented gross price increases for Feraheme, some of which was discounted back to customers under volume or market share based contracts. We anticipate that the effect of these price increases should offset the impact of the widening gross to net adjustment and that the average net revenue per gram of Feraheme should increase in future periods. However, this trend could be negatively affected based on recent sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, as discussed below.

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

•                  The effect of federal and other legislation such as The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Health Care Reform Act, and the Budget Control Act of 2011, including the effect of the recent federal budget sequester on Medicare reimbursement rates which may cause a shift in where patients are treated to sites of care that have a lower mandated price for Feraheme, such as 340B institutions;

•                  The inventory levels maintained by Feraheme wholesalers, distributors and other customers;

•                  The frequency of re-orders by existing customers;

•                  The fees charged, and reserves required, related to fees for services provided to wholesalers, distributors, group purchasing organizations, or GPOs, and others involved in the purchase or distribution of Feraheme;

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

Recent Healthcare Reform Legislation

The Health Care Reform Act was enacted in the U.S. in March 2010 and includes certain cost containment measures including an increase to the minimum rebates for products covered by Medicaid programs and the extension of such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as the expansion of the 340B Drug Discount Program under the Public Health Service Act. This legislation contains provisions that can affect the operational results of companies in the pharmaceutical industry, including us, and other healthcare related industries by requiring them to pay additional rebate costs. For example, in the first quarter of 2010, the minimum statutory Medicaid rebate to states participating in the Medicaid program increased from 15.1% to 23.1%. Given the relatively small portion of our sales that are subject to Medicaid claims, this increase in the minimum Medicaid rebate did not materially reduce our product revenues during the three months ended March 31, 2013.

The Health Care Reform Act also requires pharmaceutical manufacturers to pay a prorated share of the overall Branded Drug Fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the legislation. The amount of our annual share of the Branded Drug Fee for each of 2013 and 2012 was less than $0.1 million and these payments were non-deductible for income tax purposes. We have included these amounts in selling, general and administrative expense in our condensed consolidated statements of operations. The amount of this annual payment could increase in future years due to both higher eligible Feraheme sales and the increasing amount of the overall fee assessed across manufacturers, but any such increases are not expected to be material to our results of operations or financial condition.

In addition, the number of 340B institutions, which provide drugs at reduced rates, was expanded by the Health Care Reform Act to include additional hospitals. The volume of Feraheme business sold to 340B eligible entities is growing faster than the volume of Feraheme business sold to other customers to which we sell, partially as the result of the expansion of 340B eligible entities under the Health Care Reform Act. Feraheme demand within 340B institutions has grown 31% since the first quarter of 2012 as compared to 11% growth in total Feraheme demand during the same period. Because of the federal pricing discounts granted to these 340B institutions, the revenue realized per unit of Feraheme sold to 340B institutions is lower than from other customers and this change in the mix of our business contributed to the increase in discounts in the three months ended March 31, 2013 as compared to the same period in 2012.

Further, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. Therefore, after adjustment for deductible and co-insurance, the reimbursement rate for physician-administered drugs including Feraheme, under Medicare Part B has been reduced from average selling price, or ASP, plus 6% to ASP plus 4.3%. Because the majority of our business is through hematology/oncology clinics and out-patient hospital infusions centers, this reduction in the Medicare reimbursement payment for Feraheme may adversely impact our future revenues. We have not determined the magnitude of the impact of this reduction in Medicare reimbursement rate on our net sales; however, beginning in April 2013, we amended certain of our customer contracts to try to partially address the impact of sequestration on our customers and their patients. These changes could cause our discounts and rebates to rise in future periods and negatively impact our net sales.

International Product Sales and Royalties

We record all international product sales and royalties for Feraheme/Rienso sold to Takeda in deferred revenues in our condensed consolidated balance sheet. We recognize these deferred revenues, and the associated cost of product sales, in our condensed consolidated statement of operations at the time Takeda reports to us that sales have been made to its customers. During the three months ended March 31, 2013, we recognized less than $0.1 million in product sales and royalty revenue related to the Amended Takeda Agreement and we have included this revenue in international product sales and royalties in our condensed consolidated statement of operations. Takeda launched Feraheme/Rienso in Canada, Switzerland and the EU in 2012. As of March 31, 2013, we had approximately $1.1 million in deferred revenue related to product shipped to Takeda, but not yet sold through to Takeda’s customers and $1.0 million in deferred cost of product sales, which are included in our condensed consolidated balance sheet.

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the three months ended March 31, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Deferred license fee revenues recognized from Takeda	$1,974	$1,524	$450	30%
Reimbursement revenues primarily from Takeda	29	229	(200)	-87%
Total	$2,003	$1,753	$250	14%

Our license fee and other collaboration revenues in the three months ended March 31, 2013 increased by $0.3 million as compared to the same period in 2012. During 2012, we received an aggregate of $18.0 million of milestone payments related to the commercial launches of Feraheme/Rienso in Canada and the EU, which we deemed non-substantive milestones and are amortizing into revenue using the proportional performance method extended over the original life of the Takeda Agreement. As a result, we have included $0.5 million of the $18.0 million in our license fee and other collaboration revenues in the three months ended March 31, 2013. We did not receive any milestone payments in or prior to the three months ended March 31, 2012. As of March 31, 2013, we had approximately $12.6 million remaining in deferred revenues related to the $18.0 million milestone payments received from Takeda in 2012.

In addition, during each of the three months ended March 31, 2013 and 2012, we recorded $1.5 million of revenues associated with the amortization of $61.0 million of deferred revenues recorded in connection with the original Takeda Agreement. The $61.0 million of deferred revenues was comprised of a $60.0 million upfront payment which we received from Takeda in April 2010, as well as approximately $1.0 million reimbursed to us during 2010 for certain expenses incurred prior to entering the agreement, which we considered an additional upfront payment. As of March 31, 2013, we had approximately $42.7 million remaining in deferred revenues related to the $61.0 million upfront payments received from Takeda.

Under the terms of the Amended Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs we incur in the conduct of certain regulatory and clinical research activities we manage under the agreement. Because we are acting as the principal in carrying out these activities, any reimbursement payments received from Takeda are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations and offset the costs that we incur during the period in which we perform those services. During the three months ended March 31, 2013 and 2012, we recorded less than $0.1 million and $0.2 million, respectively, of revenues associated with the reimbursement of out-of pocket regulatory and clinical supply costs in connection with the Amended Takeda Agreement.

We anticipate that our license fee and other collaboration revenues will remain relatively stable for the remainder of 2013 as compared to the three months ended March 31, 2013.

Other Product Sales and Royalties

Other product sales and royalties include product sales of GastroMARK to our licensees as well as royalties received from our licensees’ sales of GastroMARK. The $0.1 million increase in our other product sales and royalties in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was due to increased GastroMARK sales to our licensees in order to fulfill our final obligations under agreements with our GastroMARK licensees, which were terminated in 2012. We have since ceased commercially manufacturing and selling GastroMARK.

Costs and Expenses

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Cost of Product Sales	$2,942	$2,646	$296	11%
Percentage of Net Product Sales and Royalties	19%	19%

Cost of product sales are primarily comprised of manufacturing costs, costs of managing our contract manufacturers, and costs for quality assurance and quality control associated with our sales of Feraheme in the U.S., international sales of Feraheme/Rienso, and GastroMARK sales to our licensees. Cost of product sales increased by $0.3 million, or 11%, during the three months ended March 31, 2013 as compared to the same period in 2012. The increase in our cost of product sales during the three months ended March 31, 2013 as compared to the same period in 2012, was due to a higher average production cost of certain vials sold in the three months ended March 31, 2013 as well as additional Feraheme vials sold in the three months ended March 31, 2013, partially offset by a decrease in general manufacturing costs primarily related to the closure of our Cambridge, Massachusetts manufacturing facility.

We expect our cost of product sales as a percentage of net product sales and royalties to decrease for the remainder of 2013 as compared to the first quarter of 2013 due to the effects of our 2012 decision to close our Cambridge, Massachusetts manufacturing facility and outsource the manufacture of Feraheme/Rienso as well as the 2012 termination of our commercial license agreements related to our decision to no longer manufacture GastroMARK.

Research and Development Expenses

Research and development expenses include external expenses, such as costs of clinical trials, contract research and development expenses, investigator-sponsored research, certain manufacturing research and development costs, manufacturing process improvement costs, regulatory filing fees, consulting and professional fees and expenses, and internal expenses, such as compensation of employees engaged in research and development activities, the manufacture of product needed to support research and development efforts, related costs of facilities, and other general costs related to research and development. Where possible, we track our external costs by major project. To the extent that external costs are not attributable to a specific project or activity, they are included in other external costs. Prior to the initial regulatory approval of our products or development of new manufacturing processes, costs associated with manufacturing process development and the manufacture of drug product are recorded as research and development expenses. Subsequent to initial regulatory approval, costs associated with the manufacture of our products for commercial sale are capitalized in inventory and recorded as cost of product sales when sold.

Research and development expenses for the three months ended March 31, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA regardless of the underlying cause	$496	$6,781	$(6,285)	-93%
Feraheme to treat IDA in CKD patients	820	730	90	12%
Feraheme as a therapeutic agent, general	170	88	82	93%
Feraheme manufacturing process development and materials	273	883	(610)	-69%
Other external costs	38	56	(18)	-32%
Total	$1,797	$8,538	$(6,741)	-79%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	2,675	3,502	(827)	-24%
Equity-based compensation expense	932	422	510	>100%
Total	$3,607	$3,924	$(317)	-8%

Total Research and Development Expenses	$5,404	$12,462	$(7,058)	-57%

Total research and development expenses incurred in the three months ended March 31, 2013 decreased by $7.1 million, or 57%, as compared to the three months ended March 31, 2012. The $7.1 million decrease was primarily due to reduced external research and development costs of $6.7 million in the three months ended March 31, 2013. In addition, internal research and development costs decreased by $0.3 million in the three months ended March 31, 2013 as compared to the same period in 2012.

The $6.7 million decrease in our external research and development expenses for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, was due primarily to a $6.3 million decrease in costs incurred in connection with our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause, which was completed in 2012. In addition, manufacturing process development and material costs decreased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 resulting from the write-off of pre-approved inventory in the three months ended March 31, 2012, which we no longer believed was suitable for sale.

The $0.3 million, or 8%, decrease in internal research and development expenses in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily attributable to the decrease in compensation and related benefits following our 2012 corporate restructurings, which resulted in lower headcount in our research and development departments, partially offset by incremental equity-based compensation expense resulting from the departure of our chief medical officer in the first quarter of 2013.

Research and Development Activities

We expect research and development expenses to fluctuate for the remainder of 2013 as compared to the three months ended March 31, 2013 and to decrease overall during 2013 as compared to 2012. The quarterly fluctuations will primarily be due to the costs associated with our pediatric studies as well as our post-approval commitment related to the 2012 approval of the Rienso MAA by the EMA, as well as other miscellaneous research- and development-related activities and manufacturing process development costs in support of our Feraheme/Rienso development programs. If enrollment in these clinical studies progresses faster than planned or the development of certain manufacturing process improvements proceeds as planned, we could experience an increase in our research and development expenses in future periods as compared to the three months ended March 31, 2013. If enrollment in the clinical studies is slower or the manufacturing costs proceed slower, then our research and development expenses for the remainder of 2013 will be more consistent with those incurred in the three months ended March 31, 2013. Overall, we expect research and development expenses during 2013 to decrease, as compared to 2012, primarily due to the 2012 completion of our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause and also due to lower compensation and related benefits costs in 2013 following our 2012 corporate restructurings, which resulted in lower headcount in our research and development departments.

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

•                  Feraheme to treat IDA in CKD patients. This project currently includes: (1) a completed clinical study evaluating Feraheme treatment as compared to treatment to another IV iron to support the 2010 MAA submission; (2) two ongoing pediatric studies that are being conducted as part of our post-approval Pediatric Research Equity Act requirement to support pediatric CKD labeling of Feraheme; (3) two additional pediatric studies to be completed in accordance with our approved pediatric investigation plan to support the MAA submission; (4) a multi-center clinical trial to be conducted to determine the safety and efficacy of repeat doses of Feraheme for the treatment of IDA in patients with hemodialysis dependent CKD, including a treatment arm with iron sucrose using an MRI sub-analysis to evaluate the potential for iron to accumulate in the body following repeated IV iron administration.

Through March 31, 2013, we have incurred aggregate external research and development expenses of approximately $58.2 million related to our current program for the development of Feraheme to treat IDA regardless of the underlying cause. We currently estimate that the total remaining external costs associated with the efforts needed to complete this development project will be less than $1.0 million, which will be incurred in 2013.

Through March 31, 2013, we have incurred aggregate external research and development expenses of approximately $24.7 million related to our current program for the development of Feraheme to treat IDA in CKD patients. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $22.0 to $32.0 million over the next several years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs related to our commercial personnel, including our specialty sales force, medical education professionals, pharmacovigilance and safety monitoring and other commercial support personnel, costs related to our administrative personnel, including our legal, finance, business development, human resources, information technology, investor relations and executive personnel, external and facilities costs required to support the marketing and sale of Feraheme and other costs associated with our corporate activities.

Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Compensation, payroll taxes and benefits	$6,026	$6,807	$(781)	-11%
Sales and marketing consulting, professional fees, and other expenses	2,947	2,532	415	16%
General and administrative consulting, professional fees and other expenses expenses	3,704	2,657	1,047	39%
Equity-based compensation expense	1,328	1,185	143	12%
Total	$14,005	$13,181	$824	6%

Total selling, general and administrative expenses incurred in the three months ended March 31, 2013 increased by $0.8 million, or 6%, as compared to the three months ended March 31, 2012 for the following reasons:

•                  $0.8 million decrease in compensation, payroll taxes and benefits during the three months ended March 31, 2013 as compared to the same period in 2012 due to reduced headcount in our sales and marketing functions primarily related to the realignment of our sales territories during 2012;

•                  $0.4 million increase in sales and marketing consulting, professional fees, and other expenses during the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to increased costs related to advertising and marketing materials, and certain other general marketing costs in preparation for the potential commercial launch of Feraheme for the treatment of IDA in the broader patient population;

•                  $1.0 million increase in general and administrative consulting, professional fees and other expenses during the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to increased consulting activities to support the upcoming requirements of the Physician Payment Sunshine Act and related regulations, increased legal costs in connection with our intellectual property in the U.S. and Europe and recorded accelerated depreciation expense related to certain leasehold improvements and furniture and fixtures associated with a portion of our principal executive offices to reflect our current estimate of useful lives of these assets. Additional accelerated depreciation expense related to leasehold improvements and furniture and fixtures could be possible in future periods; and

•                  $0.1 million increase in equity-based compensation expense for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due primarily to the expense associated with equity awards to new employees in the three months ended March 31, 2013, including our current Chief Commercial Officer, and additional equity awards to existing employees.

We expect total selling, general and administrative expenses will remain relatively stable up to the potential launch of Feraheme in the broader IDA market, if regulatory approval is obtained, as compared to the first quarter of 2013. Assuming a launch, we would expect that total selling, general and administrative expenses may increase slightly due to costs associated with the launch, updating our product label, updating our marketing materials and increasing our marketing costs in support of a larger physician and patient opportunity.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Interest and dividend income, net	$271	$393	$(122)	-31%
Gains on investments, net	6	—	6	N/A
Gains on sale of fixed assets	299	—	299	N/A
Total	$576	$393	$183	47%

Other income (expense) for the three months ended March 31, 2013 increased by $0.2 million as compared to the three months ended March 31, 2012. This increase was primarily attributable to gains on the sale of fixed assets related to our Cambridge, Massachusetts manufacturing facility, partially offset by a decrease in interest and dividend income as the result of lower average cash balances during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

We expect interest and dividend income for the remainder of 2013 to remain relatively consistent as compared to the three months ended March 31, 2013.

Net Loss

For the reasons stated above, we incurred a net loss of $3.9 million, or $0.18 per basic and diluted share, for the three months ended March 31, 2013 as compared to a net loss of $12.4 million, or $0.58 per basic and diluted share, for the three months ended March 31, 2012.

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

As of March 31, 2013, our investments consisted of corporate debt securities, U.S. treasury and government agency securities and commercial paper. We place our cash, cash equivalents and investments in instruments that meet high credit quality and diversification standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer, excluding U.S. government entities, and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

Cash, cash equivalents and investments as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012	$ Change	% Change
Cash and cash equivalents	$33,845	$46,293	$(12,448)	-27%
Short-term investments	183,224	180,750	2,474	1%
Total	$217,069	$227,043	$(9,974)	-4%

The $10.0 million decrease in cash, cash equivalents and investments as of March 31, 2013 from December 31, 2012 was primarily due to cash expended to fund our operations and working capital, partially offset by cash received from Feraheme sales, product sales and royalty payments from Takeda and interest income.

We expect that our cash, cash equivalents and investments balances, in the aggregate, will decrease from their current balances during the remainder of 2013. Our expectation assumes our continued investment in the development and commercialization of Feraheme. We believe that our cash, cash equivalents and investments as of March 31, 2013 and the cash we currently expect to receive from sales of Feraheme, earnings on our investments, and product sales and royalty payments from Takeda will be sufficient to satisfy our cash flow needs for at least the next twelve months, including projected operating expenses related to our ongoing development and commercialization programs for Feraheme.

Cash flows from operating activities

During the three months ended March 31, 2013, our use of $9.7 million of cash in operations was attributable principally to our net loss of approximately $3.9 million, adjusted for the following:

•                  Non-cash operating items of $3.3 million including equity-based compensation expense, depreciation, amortization of premium/discount on purchased securities, gains on the sale of assets held for sale, net gains on investments, and other non-cash items;

•                  An aggregate decrease in deferred revenues and other long-term liabilities of $1.9 million;

•                  An aggregate decrease of $0.1 million in accounts receivable, prepaid assets and inventories; and

•                  An aggregate decrease of $7.1 million in accounts payable and accrued expenses.

Our net loss of $3.9 million was primarily the result of compensation and other expenses, commercialization expenses, including marketing and promotion costs, research and development costs, including costs associated with our clinical trials, and general and administrative costs, partially offset by net product sales and collaboration revenues.

Cash flows from investing activities

Cash used in investing activities in the three months ended March 31, 2013 was $2.9 million and was primarily attributable to the purchases of investments, partially offset by proceeds from the sales and maturities of our investments.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition related to product sales and collaboration agreements, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment and determining values of investments, accrued expenses and equity-based compensation expense. Actual results could differ materially from those estimates. In making these estimates and assumptions, management employs critical accounting policies. Our critical accounting policies include revenue recognition and related sales allowances, valuation of investments and equity-based compensation. For a detailed description, refer to our critical accounting policies included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report and Note B to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies discussed in our Annual Report.

Impact of Recently Issued and Proposed Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income, or AOCI. The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the income statement or as a separate disclosure in the notes of the financial statements. The amendment is effective for annual or interim reporting periods beginning after December 31, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures. See Note H to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding AOCI.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A purported class action complaint was originally filed on March 18, 2010 in the U.S. District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Chief Financial Officer, the then members of our Board of Directors, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11, 2011, the District Court issued an Opinion and Order dismissing the SAC in its entirety for failure to state a claim upon which relief could be granted. A separate Order of Dismissal was filed on August 15, 2011. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit, or the Court of Appeals. After briefing was completed by all parties, the Court of Appeals heard oral argument on May 11, 2012. On February 4, 2013, the Court of Appeals affirmed in part and reversed in part the District Court’s Opinion and Order, and remanded the case to the District Court. On February 19, 2013, we filed a Petition for Panel Hearing Rehearing or Rehearing En Banc, asking the Court of Appeals to reconsider its decision. On March 15, 2013, the Court of Appeals denied this petition. On March 22, 2013, we filed a Motion to Stay the Mandate remanding the case to the District Court pending review of the Court of Appeals’ February 4, 2013 decision by the U.S. Supreme Court. The Court of Appeals granted this Motion to Stay the Mandate on April 8, 2013, and any petition for writ of certiorari must be filed by June 13, 2013.

In July 2010, Sandoz GmbH, or Sandoz, filed with the European Patent Office, or the EPO, an opposition to our previously issued patent which covers ferumoxytol in the EU. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked our European ferumoxytol patent. In December 2012, our notice of appeal was recorded with the EPO, which suspended the revocation of our patent. We will continue to defend the validity of this patent throughout the appeals process, which we expect to take two to three years. However, in the event that we do not experience a successful outcome from the appeals process, under EU regulations ferumoxytol would still be entitled to eight years of data protection and ten years of market exclusivity from the date of approval, which we believe would create barriers to entry for any generic version of ferumoxytol into the EU market until sometime between 2020 and 2022. This decision had no impact on our revenues for the year ended December 31, 2012. However, any future unfavorable outcome in this matter could negatively affect the magnitude and timing of future revenues, including royalties and milestone payments we may receive from Takeda pursuant to our collaboration agreement with Takeda. We continue to believe the patent is valid and intend to vigorously appeal the decision.

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

We intend to continue to dedicate significant resources to the development and commercialization of Feraheme/Rienso. However, we or Takeda may not be successful in our efforts to successfully commercialize Feraheme/Rienso in its current chronic kidney disease, or CKD, indication or to expand the approved indication of Feraheme/Rienso to include additional indications. Although we filed a supplemental New Drug Application, or sNDA, in the U.S. in December 2012 for Feraheme in patients with iron deficiency anemia, or IDA, who had failed to or could not use oral iron, the U.S. Food and Drug Administration, or the FDA, may not accept or approve our sNDA, or may require that we narrow the scope of our proposed indication. In addition, we expect that Takeda will file a Type II Variation, which is the European Union, or EU, equivalent of a U.S. sNDA, with the European Medicines Agency, or EMA, in 2013 seeking marketing approval for Rienso for the treatment of IDA in adult patients. However, we have no control over Takeda’s process, timeline or interactions with the European regulatory agencies, Takeda may not be successful in filing a Type II Variation in a timely manner, or at all, and we cannot be assured that the EMA will accept and approve the filing. We are not currently conducting or sponsoring research to expand our product development pipeline beyond Feraheme/Rienso. Therefore, our revenues and operations will not be as diversified as some of our competitors which have multiple products or product candidates. Any failure by us or Takeda to gain marketing approval for Feraheme/Rienso for the treatment of IDA regardless of the underlying cause could limit long-term shareholder value and adversely affect the future prospects of our business.

Competitors could file applications seeking a path to U.S. approval of a generic ferumoxytol.

Under Sections 505(c)(3)(E)(ii) and 505(j)(5)(F)(ii) of the Federal Food, Drug, and Cosmetic Act, or FDC Act, as amended by The Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Act, a new chemical entity, or NCE, that is granted regulatory approval may be eligible for five years of marketing exclusivity in the U.S. following regulatory approval. A drug can be classified as an NCE if the FDA has not previously approved any other drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. In 2009, the FDA determined that ferumoxytol did not qualify as an NCE and instead granted Feraheme a three-year “new use” market exclusivity, which expired in June 2012. In March 2010 and December 2012, we formally requested that the FDA reconsider its determination with respect to Feraheme’s NCE status. The FDA may deny our request for reconsideration of NCE status for Feraheme, in which case Feraheme may be subjected to early generic competition.

NCE status, if granted, would preclude approval during the exclusivity period of certain applications made under Section 505(b)(2) of the FDC Act, as amended by the Hatch-Waxman Act, or a Section 505(b)(2) new drug application, or NDA, and abbreviated new drug application, or ANDA, submitted by another company for another version of the subject drug; however, under governing law an application may be submitted four years after approval of the subject drug (even with a five year exclusivity period prohibiting approval) if it contains a certification of patent invalidity or non-infringement pursuant to Paragraph IV of the Hatch-Waxman Act, or the “Paragraph IV” certification procedure. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the applicability of Orange Book-listed patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue. If we are not able to gain or exploit marketing exclusivity beyond the initial three year exclusivity period that expired in June 2012, we may face significant future competitive threats to our commercialization of Feraheme from other manufacturers, including the manufacturers of generic alternatives through the submission of Section 505(b)(2) NDAs and ANDAs. Further, even if Feraheme is granted NCE status and we are able to gain marketing exclusivity until June 2014, another company could challenge that decision and seek to overturn the FDA’s determination. Although costly, another company could also gain such marketing exclusivity under the provisions of the FDC Act, as amended by the Hatch-Waxman Act, if such company can, under certain circumstances, complete a human clinical trial process and obtain regulatory approval of its product.

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

In 2012, we ceased our manufacturing operations at our Cambridge, Massachusetts manufacturing facility. Consequently, we currently rely solely on our third-party contract manufacturers to manufacture Feraheme/Rienso for our commercial and clinical use in the U.S., the EU and Switzerland. We do not currently have an alternative manufacturer for our Feraheme/Rienso drug substance and finished drug product and we may not be able to enter into agreements with manufacturers whose facilities and procedures comply with current good manufacturing practices, or cGMP, regulations and other regulatory requirements on terms that are favorable to us, if at all. Prior to ceasing our manufacturing operations in 2012, we manufactured Feraheme drug substance and drug product for use in the Canadian market at our Cambridge facility. Although we and Takeda are working to obtain regulatory approval of the manufacturing facilities at our current third-party contract manufacturers to produce Feraheme for sale in Canada, we do not currently have manufacturing facilities for this geography.

Our ability to have Feraheme/Rienso manufactured in sufficient quantities and at acceptable costs to meet our commercial demand and clinical development needs is dependent on the uninterrupted and efficient operation of our third-party contract manufacturing facilities. Any difficulties, disruptions or delays in the Feraheme/Rienso manufacturing process could result in product defects or shipment delays, recall or withdrawal of product previously shipped for commercial or clinical purposes, inventory write-offs or the inability to meet commercial demand for Feraheme/Rienso in a timely and cost-effective manner. For example, in late 2012, we produced a batch of Rienso which did not meet our release specifications in the EU. As a result, we are developing a more accurate assay in order to be able to release this batch and any future batches produced for sale in the EU, which will require review and approval by the EMA. In addition, our current third-party manufacturer does not manufacture for us exclusively and may exhaust some or all of its resources meeting the demand of other customers. Any potential manufacturing delays resulting from our efforts to gain regulatory approval of a new assay for the production of Rienso for sale in the EU or insufficient manufacturing capacity due to scheduling conflicts at our third-party manufacturers to produce sufficient quantities of Feraheme/Rienso to meet our demand forecasts could result in our inability to meet our commercial demand for Feraheme/Rienso.

In addition, the transition of the manufacturing processes to third-party contract manufacturers and the oversight of such third parties could take a significant amount of time and may increase the risk of certain problems, including cost overruns, process reproducibility, stability issues, the inability to deliver required quantities of product that conform to specifications in a timely manner, or the inability to manufacture Feraheme/Rienso in accordance with cGMP. If we are unable to have Feraheme/Rienso manufactured on a timely or sufficient basis because of these or other factors, we may not be able to meet commercial demand or our clinical development needs for Feraheme/Rienso or may not be able to manufacture Feraheme/Rienso in a cost-effective manner, particularly in light of the fixed price at which we are required to supply Feraheme/Rienso to Takeda under our License, Development and Commercialization Agreement, as amended in June 2012, or the Amended Takeda Agreement. As a result, we may lose sales, fail to generate increased revenues, suffer regulatory setbacks and/or we may lose money on our supply of Feraheme/Rienso to Takeda, any of which could have an adverse impact on our potential profitability and future business prospects.

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

Our and Takeda’s ability to grow revenues from sales of Feraheme/Rienso could be limited if we or Takeda do not obtain approval, or if we or Takeda experience significant delays in our or Takeda’s efforts to obtain approval to market and sell Feraheme/Rienso for the treatment of IDA in a broad range of patients.

In December 2012, we submitted a sNDA to the FDA for Feraheme for the treatment of IDA in a broad range of patients. In addition, we expect that Takeda will file a Type II Variation with the EMA in 2013 seeking marketing approval for Feraheme/Rienso for the treatment of IDA in adult patients. Before applying for regulatory approval in the U.S. or foreign countries for the commercial marketing and sale of Feraheme/Rienso for the broad IDA indication, we have to demonstrate, through extensive human clinical trials, that Feraheme/Rienso is safe and effective for use in this broader patient population. Conducting these and other clinical trials is a complex, time-consuming and expensive process that requires adherence to a wide range of regulatory requirements. The FDA and foreign regulatory agencies have substantial discretion in the approval process and may decide that the results of our recently completed clinical trials are insufficient for approval or that Feraheme/Rienso is not effective or safe in indications other than the treatment of IDA in adult patients with CKD. For example, in our Phase III clinical trial in the broader patient population, Feraheme-treated patients experienced a 0.6% rate of related serious adverse events, or SAEs, as compared to a 0.2% rate of related SAEs from our current Feraheme label for the treatment of IDA in adult patients with CKD. Clinical and other data is often susceptible to varying interpretations, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain FDA or EMA approval for their products. There is no guarantee that the FDA or EMA will determine that the results of our clinical trials in our global registrational program for Feraheme/Rienso in a broad range of patients with IDA will adequately demonstrate that Feraheme/Rienso is safe and effective in such a patient population to grant approval.

The FDA or EMA could also determine that our clinical trials and/or our manufacturing processes were not properly designed, were not conducted in accordance with applicable laws and regulations, or were otherwise not properly managed. In addition, under the FDA’s current good clinical practices regulations, or cGCP, we are responsible for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA may conduct inspections of clinical investigator sites which are involved in our clinical development programs to ensure their compliance with cGCP regulations. If the FDA determines that we, our clinical research organizations, or CROs, or our study sites fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may disqualify certain data generated from those sites or require us to perform additional clinical trials before approving our marketing application, which could adversely impact our ability to obtain marketing approval in the U.S. for Feraheme/Rienso in the broad IDA indication. Any such deficiency in the design, implementation or oversight of our clinical development programs could cause us to incur significant additional costs, experience significant delays or prevent us from obtaining marketing approval for Feraheme/Rienso for the broad IDA indication. In addition, any failure by us or Takeda to obtain approval for the broad IDA indication could adversely affect the commercialization of Feraheme/Rienso in its current indication. If, for any of these or other reasons, we or Takeda do not obtain approval, or if we or Takeda experience significant delays in our or Takeda’s efforts to obtain approval to market and sell Feraheme/Rienso for the treatment of IDA in a broad range of patients, our cash position, our ability to increase revenues, our ability to achieve profitability, and the future prospects of our business could be materially adversely affected.

We may not be able to expand our product portfolio by entering into business development transactions, such as in-licensing arrangements, acquisitions, or collaborations or if such arrangements are entered into they could disrupt our business, decrease our profitability, result in dilution to our stockholders or cause us to incur debt or significant additional expense.

As part of our business strategy to expand our product portfolio and achieve profitability, we are seeking to acquire or in-license other products that we believe would be complementary to our existing business. We have limited experience with respect to these business development activities and there can be no assurance that we will be able to identify or complete any such transaction in a timely manner, on a cost-

effective basis, or at all, and we may not realize the anticipated financial benefits of any such transaction. We may not be successful in acquiring or in-licensing a product or product candidate that will provide us with commercial, development and/or financial synergies with Feraheme and our current organization such that we will be able to eliminate expenses either from our existing operations or from the cost structure of the acquired product.

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

The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. and therefore, in addition to similar risks to those describe above under the heading “The success of Feraheme in the U.S. depends on our ability to maintain the proprietary nature of our technology,” our intellectual property rights may be subject to increased risk abroad, including opposition proceedings before the patent offices for other countries, such as the European Patent Office, or the EPO, or similar adversarial proceedings, regarding intellectual property rights with respect to Feraheme/Rienso. For example, in July 2010, Sandoz GmbH, or Sandoz, filed with the EPO an opposition to one of our previously issued patents which covers ferumoxytol in the EU. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked our European ferumoxytol patent. In December 2012, our notice of appeal was recorded with the EPO. The appeals process is costly and time-consuming and if it results in an unfavorable outcome to us, it could result in a loss of proprietary rights in the EU and may allow Sandoz or other companies to use our proprietary technology without a license from us, which may also result in a loss of future royalty or milestone payments to us, as well as the possibility that Takeda may determine that the terms of our agreement are no longer viable. We cannot predict the outcome of our appeal of the EPO decision. This or any future patent interference proceedings involving our patents may result in substantial costs to us, distract our management from day-to-day business operations and responsibilities, prevent us or Takeda from marketing and selling Feraheme/Rienso or increase the risk that a generic version of Feraheme/Rienso could enter the market to compete with Feraheme/Rienso. In countries where we do not have or have not applied for patents for ferumoxytol, such as in China, where we license certain development and commercial rights to Feraheme to 3SBio, Inc., we may be unable to prevent others from developing or selling similar products. In addition, in jurisdictions outside the U.S. where we have patent rights, we may be unable to prevent unlicensed parties from selling or importing products or technologies derived elsewhere using our proprietary technology. Any such limitation on our intellectual property rights would cause substantial harm to our competitive position and to our ability to develop and commercialize Feraheme/Rienso. Our inability to protect Feraheme/Rienso through our patents and other intellectual property rights in any territory prior to their expiration could have a material adverse effect on our business, financial condition and prospects.

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

The introduction by our competitors of alternatives to Feraheme/Rienso that would be, or are perceived to be, more efficacious, safer, cheaper, easier to administer, or provide more favorable insurance coverage or reimbursement could reduce our revenues and the value of our product development efforts.

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

Feraheme currently competes with several IV iron replacement therapies in the U.S., If these or other iron replacement products are approved for marketing and sale in the U.S. or are approved for a broader IDA indication than Feraheme, our efforts to market and sell Feraheme in the U.S. and our ability to generate additional revenues and achieve profitability could be adversely affected. For example, in April 2012 the FDA accepted for review the NDA for Injectafer®, which has been approved as Ferinject® in Europe, and a Prescription Drug User Fee Act target date of July 30, 2013 has been set. If approved, Injectafer® will be marketed as an IV iron and may have a broader indication than our current Feraheme indication.

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

•                  The actual or perceived convenience and ease of administration of Feraheme/Rienso as compared to alternative iron replacement therapeutic agents, including iron administered orally; and

•                  The effectiveness of our and Takeda’s commercial organizations and distribution networks in marketing, selling and supplying Feraheme/Rienso.

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

We derive a substantial amount of our revenue from a limited number of customers and the loss of one or more of these customers, a change in their fee structure, or a decline in revenue from one or more of these customers could have an adverse impact on our results of operations and financial condition.

In the U.S., we sell Feraheme primarily to wholesalers and specialty distributors and therefore a significant portion of our revenues is generated by a small number of customers. Four customers accounted for 92% of our total revenues during the three months ended March 31, 2013, and three customers accounted for 92% of our accounts receivable balance as of March 31, 2013. We pay these wholesalers and specialty distributors a fee for the services that they provide to us. Because our business is concentrated with such a small number of wholesalers and specialty distributors, we could be forced to accept increases in their fees in order to maintain the current distribution networks through which Feraheme is sold. Any increase in fees could have a negative impact on our current and future sales of Feraheme in the U.S. and could have a negative impact on the reimbursement rate an individual physician, hospital or clinic would realize upon using Feraheme. In addition, a significant portion of our U.S. Feraheme sales are generated through a small number of contracts with GPOs. For example, approximately 30% of our end-user demand during the period ended March 31, 2013 was generated by members of a single GPO with which we have contracted. As a result of the significant percentage of our end-user demand being generated by a single GPO, we may be at a disadvantage in future contract or price negotiations with such GPO and that GPO may be able to influence the demand for Feraheme from its members in a particular quarter through communications they make to their customers. In addition, the loss of, material reduction in sales volume to, or a significant adverse change in our relationship with any of our key wholesalers, distributors or GPOs could have a material adverse effect on our revenue in any given period and may result in significant annual or quarterly revenue fluctuations.

We depend, to a significant degree, on the availability and extent of reimbursement from third-party payors for the use of Feraheme/Rienso, and a reduction in the availability or extent of reimbursement could adversely affect our Feraheme/Rienso sales revenues and results of operations.

In both the U.S. and foreign markets, our and Takeda’s ability to successfully commercialize Feraheme/Rienso is dependent, in significant part, on the availability and extent of reimbursement to end-users from third-party payors for the use of Feraheme/Rienso, including governmental payors, managed care organizations and private health insurers. Reimbursement by third-party payors depends on a number of factors, including the third-party’s determination that the product is competitively priced, safe and effective, appropriate for the specific patient, and cost-effective. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and have instituted and continue to institute cost containment measures to control or significantly influence the purchase of pharmaceutical products. If these entities do not provide coverage and reimbursement for Feraheme/Rienso or provide an insufficient level of coverage and reimbursement, physicians and other healthcare providers may choose to use alternative IV iron replacement products, which would have an adverse effect on our ability to generate revenues.

In addition, U.S. and many foreign governments continue to propose and pass legislation designed to reduce the cost of health care for patients. In the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Health Care Reform Act, was enacted in March 2010 and includes certain cost containment measures including an increase to the minimum rebates for products covered by Medicaid programs, the extension of such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations and the expansion of the 340B Drug Discount Program under the Public Health Service Act. In addition, the heightened focus on the health care industry by the federal government could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near-term. For example, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. Therefore, after adjustment for deductible and co-insurance, the reimbursement rate for physician-administered drugs including Feraheme, under Medicare Part B has been reduced from average selling price, or ASP, plus 6% to ASP plus 4.3%. Because the majority of our business is through hematology/oncology clinics and out-patient hospital infusions centers, this reduction in the Medicare reimbursement payment for Feraheme may adversely impact our future revenues. The magnitude of the impact of these laws on our business is uncertain. Further, in recent years some states have also passed legislation to control the prices of drugs as well as begun a move toward managed care to relieve some of their Medicaid cost burden. While Medicare is the predominant payor for treatment of patients with CKD, Medicare payment policy, in time, can also influence pricing and reimbursement in the non-Medicare markets, as private third-party payors and state Medicaid plans frequently adopt Medicare principles in setting reimbursement methodologies. These and any future changes in government regulation or private third-party payors’ reimbursement policies may reduce the extent of reimbursement for Feraheme/Rienso and adversely affect our future operating results.

In January 2011, a prospective payment system for dialysis services provided to Medicare beneficiaries who have end-stage renal disease, or ESRD, became effective under which all costs of providing dialysis services are bundled together into a single prospective payment per treatment. This bundled approach to reimbursement has and will likely continue to alter the utilization of physician-administered drugs in the ESRD market as well as put downward pressure on the prices pharmaceutical companies can charge ESRD facilities for such drugs, particularly where alternative products are available. In the U.S., Feraheme is sold at a price that is substantially higher than alternative IV iron products in the dialysis setting, and as a result, the demand for Feraheme in the dialysis setting has largely disappeared. In addition, it is also possible that this “bundled” approach may be applied to specific disease states other than ESRD. For example, one large insurer in the U.S has attempted to bundle certain costs related to the treatment of cancer patients. Further changes in the Medicare reimbursement rate, which result in lower payment rates from payors, including Medicare payors, would further limit our ability to successfully market and sell Feraheme in the U.S. In addition, in the U.S. hospital in-patient setting, Feraheme is reimbursed by Medicare under a diagnosis-related group payment system, which provides a per discharge reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatments, thereby increasing the incentive for a hospital to limit or control expenditures. As a result, Feraheme has not been nor do we expect it to be broadly used in the hospital in-patient setting.

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

We are substantially dependent upon our collaboration with Takeda to commercialize Feraheme/Rienso in certain regions outside of the U.S., including Canada, Switzerland and the EU, and if Takeda fails to successfully fulfill its obligations, or is ineffective in its commercialization of Feraheme/Rienso in its licensed territories, or if our collaboration is terminated, our plans to commercialize Feraheme/Rienso outside of the U.S. may be adversely affected.

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

Takeda has the unilateral right to terminate the Amended Takeda Agreement under certain conditions, including without cause. If Takeda terminates the agreement and we chose to continue to commercialize Feraheme/Rienso in Takeda’s territories, we would be required to either enter into alternative arrangements with third parties to commercialize Feraheme/Rienso in Takeda’s territories, which we may be unable to do, or to increase our internal infrastructure, both of which would likely result in significant additional expense and the disruption or failure of commercial efforts outside of the U.S. In addition, such a termination would prevent us from receiving the milestone payments and royalties we may receive under the Amended Takeda Agreement.

Our contract manufacturers may not be able to operate their manufacturing facilities in compliance with current good manufacturing practices, release specifications and other FDA and equivalent foreign regulations, which could result in a suspension of our contract manufacturers’ ability to manufacture Feraheme/Rienso, the loss of Feraheme/Rienso inventory, an inability to manufacture sufficient quantities of Feraheme/Rienso to meet U.S. or foreign demand, or other unanticipated compliance costs.

Our third-party contract manufacturing facilities are subject to cGMP regulations enforced by the FDA and equivalent foreign regulatory regulations and agencies through periodic inspections to confirm such compliance. Our contract manufacturers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that these manufacturing facilities meet applicable regulatory requirements. Failure to maintain ongoing compliance with cGMP or similar regulations and other applicable manufacturing requirements of various U.S. or foreign regulatory agencies could result in, among other things, the issuance of warning letters, fines, the withdrawal or recall of Feraheme/Rienso from the marketplace, total or partial suspension of Feraheme/Rienso production, the loss of Feraheme/Rienso inventory, suspension of the review of our current or any future sNDAs or equivalent foreign filings, enforcement actions, injunctions or criminal prosecution. A government-mandated recall or a voluntary recall could divert managerial and financial resources, could be difficult and costly to correct, could result in the suspension of sales of Feraheme/Rienso, and could have a severe adverse impact on our potential profitability and the future prospects of our business. If any U.S. or foreign regulatory agency inspects any of these manufacturing facilities and determines that they are not in compliance with cGMP or similar regulations or our contract manufacturers otherwise determine that they are not in compliance with these regulations, our contract manufacturers could experience an inability to manufacture sufficient quantities of Feraheme/Rienso to meet U.S. or foreign demand or incur unanticipated compliance expenditures.

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

In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory proposals aimed at changing the U.S. healthcare system. For example, the Health Care Reform Act contains a number of provisions that significantly impact the pharmaceutical industry and may negatively affect our potential Feraheme revenues. Among other things, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, extended the rebate provisions to Medicaid managed care organizations, and expanded the 340B Drug Discount Program under the Public Health Service Act. Substantial new provisions affecting compliance have also been added, which may require us to modify our business practices with healthcare providers and potentially incur additional costs. While we are continuing to evaluate these laws on and their potential impact on our business, these laws may adversely affect the pricing for Feraheme in the U.S. or cause us to incur additional expenses and therefore adversely affect our financial position and results of operations.

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

Wholesaler, distributor and customer buying patterns, particularly those who are members of a GPO, and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term results.

Our results of operations, including, in particular, product sales revenues, may vary from period to period due to a variety of factors, including the buying patterns of our U.S. wholesalers and distributors, which vary from quarter to quarter. In addition, our contracts with GPOs require certain performance from the members of the GPOs such as growth over prior periods or certain market share attainment goals in order to qualify for discounts off the list price of Feraheme and a GPO may be able to influence the demand for Feraheme from its members in a particular quarter through communications they make to their customers. In the event wholesalers and distributors with whom we do business in the U.S. determine to limit their purchases of Feraheme, sales of Feraheme could be adversely affected. For example, in advance of an anticipated price increase, following the publication of our quarterly average selling price which affects the rate at which Feraheme is reimbursed, or a reduction in expected rebates or discounts, customers may order Feraheme in larger than normal quantities which could cause sales of Feraheme to be lower in subsequent quarters than they would have been otherwise. Further, any changes in purchasing patterns, inventory levels, increases in returns of Feraheme, delays in purchasing products or delays in payment for products by one of our distributors or GPOs could also have a negative impact on our revenue and results of operations.

Our inability to obtain raw and other materials used in the manufacture of Feraheme/Rienso could adversely impact our ability to manufacture sufficient quantities of Feraheme/Rienso, which would have an adverse impact on our business.

We and our third-party manufacturers currently purchase certain raw and other materials used to manufacture Feraheme/Rienso from third-party suppliers and at present do not have long-term supply contracts with most of these third parties. These third-party suppliers may cease to produce the raw or other materials used in Feraheme/Rienso or otherwise fail to supply these materials to us or our third-party manufacturers or fail to supply sufficient quantities of these materials to us or our third-party manufacturers in a timely manner for a number of reasons, including but not limited to the following:

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

As a condition of reimbursement by various U.S. federal and state healthcare programs for Feraheme, we are required to calculate and report certain pricing information to U.S. federal and state healthcare agencies. For example, we are required to provide ASP information to the Centers for Medicare and Medicaid Services on a quarterly basis in order to compute Medicare Part B payment rates. Price reporting and payment obligations are highly complex and vary among products and programs. The calculation of ASP includes a number of inputs from our contracts with wholesalers, specialty distributors, GPOs and other customers. It also requires us to make an assessment of whether these agreements are deemed to be for bona fide services and that the services are deemed to be at fair market value in our industry and for our products. Our processes for estimating amounts due under these governmental pricing programs involve subjective decisions. As a result, our price reporting calculations remain subject to the risk of errors and our methodologies for calculating these prices could be challenged under the Federal False Claims Act or other laws. In addition, the Health Care Reform Act modified the rules related to certain price reports and expanded the scope of pharmaceutical product sales to which Medicaid rebates apply, among other things. Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. This uncertainty in the interpretation of the legislation increases the chances of an error in price reporting, which could in turn lead to a legal challenge, restatement or investigation. If we become subject to investigations, restatements, or other inquiries concerning our compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

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

In recent years, several U.S. states have enacted legislation requiring pharmaceutical companies to establish marketing and promotional compliance programs or codes of conduct and/or to file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered by additional states and foreign governments. In addition, as part of the Health Care Reform Act, the federal government has enacted the Physician Payment Sunshine Act and related regulations. Beginning in August 2013, manufacturers of drugs are required to capture information to allow for the public reporting of gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Compliance with these laws is difficult, time consuming and costly, and if we are found to not be in full compliance with these laws, we may face enforcement actions, fines and other penalties, and we could receive adverse publicity which could have an adverse effect on our business, financial condition and results of operations.

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

We have a history of significant operating losses, we may not be profitable in the future, and if we do attain profitability, such profitability may not be sustainable. In the past, we have financed our operations primarily from the sale of our equity securities, cash from sales of Feraheme/Rienso, cash generated by our investing activities, and payments from our licensees. As of March 31, 2013, we had an accumulated deficit of approximately $460.6 million. Our losses were primarily the result of costs incurred in our efforts to manufacture, market and sell Feraheme/Rienso, including costs associated with maintaining our commercial infrastructure and marketing and promotion costs, research and development costs, such as costs associated with our clinical trials, and selling, general and administrative costs. We expect to continue to incur significant expenses as we continue to manufacture, market and sell Feraheme as an IV iron replacement therapeutic for use in adult CKD patients in the U.S., and as we further develop and seek marketing approval for Feraheme for the treatment of IDA in a broad range of patients. As a result, we will need to generate sufficient revenues in future periods to achieve and maintain profitability. We anticipate that the majority of any revenue we generate in the next twelve months will be from sales of Feraheme/Rienso as an IV iron replacement therapeutic agent for use in adult CKD patients in the U.S. and royalties we may receive with respect to sales of Feraheme/Rienso in Canada, Switzerland and the EU under the Amended Takeda Agreement. We have never independently marketed or sold any products prior to Feraheme, and we or Takeda may not be successful in marketing or selling Feraheme/Rienso. If we or Takeda are not successful in marketing and selling Feraheme/Rienso, if revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, or if we are otherwise unable to achieve, maintain or increase profitability on a quarterly or annual basis, our business, results of operations and financial condition could be materially adversely affected and the market price of our common stock may decline.

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

We do not have significant experience in managing and maintaining a supply chain and distribution network, and we are placing substantial reliance on third parties to perform product supply chain services for us. Such services include packaging, warehousing, inventory management, storage and distribution of Feraheme/Rienso. We have contracted with Packaging Coordinators, Inc. (formerly Catalent Pharma Solutions, LLC), or PCI, to provide certain labeling, packaging and storage services for final U.S. and Canadian Feraheme drug product. In addition, we have contracted with Integrated Commercialization Services, Inc., or ICS, to be our exclusive third-party logistics provider to perform a variety of functions related to the sale and distribution of Feraheme in the U.S., including services related to warehousing and inventory management, distribution, chargeback processing, accounts receivable management and customer service call center management. If PCI or ICS are unable to provide uninterrupted labeling, packaging and storage services or supply chain services, respectively, we may incur substantial losses of sales to wholesalers or other purchasers of Feraheme.

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

We rely and intend to continue to rely on third parties, including CROs, third-party manufacturers, third-party logistics providers, packaging and labeling providers, wholesale distributors and certain other important vendors and consultants in the conduct of our business. As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance or satisfaction of commitments to us by our third-party contractors or suppliers. For example, our distributors, customers or suppliers may experience difficulty in obtaining the financial resources necessary to purchase inventory or raw or other materials, may begin to maintain lower inventory levels or may become insolvent. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be severely adversely affected.

In addition, we have contracted and plan to continue to contract with certain third parties to provide certain services, including site selection, enrollment, monitoring, data management and other services, in connection with the conduct of our clinical trials and the preparation and filing of our regulatory applications. We have limited experience conducting clinical trials outside the U.S., and, therefore, we are also largely relying on third parties such as CROs to manage, monitor and carry out these clinical trials. Although we depend heavily on these parties, we do not control them and, therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us. If our third-party service providers cannot adequately fulfill their obligations to us in a timely and satisfactory manner, if the quality and accuracy of our clinical trial data or our regulatory submissions are compromised due to poor quality or failure to adhere to our protocols or regulatory requirements or if such third parties otherwise fail to adequately discharge their responsibilities or meet deadlines, our development plans and planned regulatory submissions both in and outside of the U.S may be delayed or terminated, which would adversely impact our ability to generate revenues from Feraheme/Rienso sales in additional indications and/or outside of the U.S.

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

•                  Changes in buying patterns, fees and inventory levels of our wholesalers or distributors;

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

•                  Further asset write-downs related to property and equipment or assets held for sale;

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

As part of our revenue recognition policy, our estimates of product returns, rebates and chargebacks, fees and other discounts require subjective and complex judgments due to the need to make estimates about matters that are inherently uncertain. Any significant differences between our actual results and our estimates could materially affect our financial position and results of operations. For example during 2012, we revised our estimated Medicaid reserve rate, which resulted in a reduction of our estimated Medicaid rebate reserve related to prior Feraheme sales of $0.6 million. Further, during 2012, we reduced our reserve for product returns by approximately $2.2 million due to a lower than expected actual returns rate since the 2009 launch of Feraheme as well as a reduction in our expected rate of product returns in the future.

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

We and/or Takeda are subject to ongoing regulatory requirements and review both in the U.S. and in foreign jurisdictions pertaining to Feraheme/Rienso’s manufacture, labeling, packaging, adverse event reporting, storage, marketing, promotion and record keeping. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with Feraheme/Rienso or our third-party contract manufacturing facilities or processes by which we manufacture Feraheme/Rienso may result in restrictions on our ability to manufacture, market or sell Feraheme/Rienso, including its withdrawal from the market. Any such restrictions could result in a decrease in Feraheme/Rienso sales, damage to our reputation or the initiation of lawsuits against us, Takeda, or our third-party contract manufacturers. We and/or Takeda may also be subject to additional sanctions, including but not limited to:

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant government fines and other related liability. For example, the U.S. government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that can impose significant restrictions and other burdens on the affected companies.

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

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $12.43 and $23.98 in the fifty-two week period through April 25, 2013. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, many of which are beyond our control, may have a significant impact on the market price of our common stock. Factors which may affect the market price of our common stock include, among others:

•                  Our ability to successfully commercialize Feraheme in the U.S. and Takeda’s ability to successfully commercialize Feraheme/Rienso in licensed territories outside of the U.S.;

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

•                  Developments in patents or other proprietary rights by or for the benefit of us or our competitors, such as the recent decision by the EPO regarding our European ferumoxytol patent or decisions regarding Feraheme’s NCE status or an ANDA filing by a generic entrant;

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

In 2013, we publicly provided financial guidance, including expected 2013 Feraheme/Rienso product sales, total revenue, estimated operating expenses, estimated cost of goods sold as a percent of sales, quarterly cash flow trajectory throughout 2013 and estimated year-end cash and cash equivalents balance. If, for any reason, we are unable to realize our expected revenue growth in 2013 and beyond, including as the result of a lower-than-anticipated impact of our 2013 price increases, we may fail to realize our publicly announced revenue and year-end cash and cash equivalents balance guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

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

We estimate that our cash resources as of March 31, 2013, combined with cash we currently expect to receive from sales of Feraheme/Rienso, from earnings on our investments, and potential royalty payments we may receive from Takeda will be sufficient to finance our currently planned operations for at least the next twelve months. We may require additional funds or need to establish additional alternative strategic arrangements to execute a business development transaction. We may at any time seek funding through additional arrangements with collaborators through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.

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

As of March 31, 2013, we had $33.8 million in cash and cash equivalents and $183.2 million in investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crisis. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

We are subject to changing rules and regulations of U.S. federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the NASDAQ Stock Market, or NASDAQ, and the Securities and Exchange Commission, or SEC, have issued a significant number of new and increasingly complex requirements and regulations over the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in our expenses and a diversion of management’s time from other business activities.

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

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years. For example, in 2011, MSMB Capital Management LLC, or MSMB Capital, filed a preliminary consent solicitation statement with the SEC seeking to remove and replace most of our then-current directors with MSMB Capital’s nominees. The review, consideration and response to efforts by activist shareholders may require the expenditure of significant time and resources by us and may be a significant distraction for our management and employees. The impact of activist shareholders’ efforts due to these or other factors may undermine our business and have a material adverse effect on our results of operations. If faced with a proxy contest, we may not be able to successfully defend against the contest, which would be disruptive to our business.

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

A purported class action complaint was originally filed on March 18, 2010 in the U.S. District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Chief Financial Officer, the then members of our Board of Directors, or Board, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11, 2011, the District Court issued an Opinion and Order dismissing the SAC in its entirety for failure to state a claim upon which relief could be granted. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit, or the Court of Appeals. After briefing was completed by all parties, the Court of Appeals heard oral argument on May 11, 2012, and took the matter under advisement. On February 4, 2013, the Court of Appeals affirmed in part and reversed in part the District Court’s Opinion and Order, and remanded the case to the District Court. On February 19, 2013, we filed a Petition for Panel Hearing Rehearing or Rehearing En Banc, asking the Court of Appeals to reconsider its decision. On March 15, 2013, the Court of Appeals denied this petition. On March 22, 2013, we filed a Motion to Stay the Mandate remanding the case to the District Court pending review of the Court of Appeals’ February 4, 2013 decision by the U.S. Supreme Court. The Court of Appeals granted this Motion to Stay the Mandate on April 8, 2013, and any petition for writ of certiorari must be filed by June 13, 2013. Whether or not the plaintiff’s appeal is successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

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

In 2009, we adopted a shareholder rights plan, the provisions of which are intended to deter a hostile takeover by making any proposed hostile acquisition of us more expensive and less desirable to a potential acquirer by enabling our stockholders (other than the potential hostile acquiror) to purchase significant amounts of additional shares of our common stock at dilutive prices. The rights issued pursuant to our shareholder rights plan become exercisable generally upon the earlier of 10 days after a person or group acquires 20% or more of our outstanding common stock or 10 business days after the announcement by a person or group of an intention to acquire 20% of our outstanding common stock via tender offer or similar transaction. The shareholder rights plan could delay or discourage transactions involving an actual or potential change in control of us or our management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current prices.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases by us, or any affiliated purchaser, of our equity securities which are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2013.

Item 6.  Exhibits

(a)                                 List of Exhibits

Exhibit Number		Description

10.1	+	Separation and Consulting Agreement dated as of March 31, 2013 between the Company and Lee F. Allen, M.D., Ph.D.
10.2	+	Form of February 2013 Performance-based Restricted Stock Unit Agreement under the Company’s Second Amended and Restated Equity Incentive Plan between the Company and the Company’s executive officers.
31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Date: May 3, 2013

AMAG PHARMACEUTICALS, INC.

By:	/s/ Scott A. Holmes
Scott A. Holmes
Chief Accounting Officer,
Vice President of Finance and Treasurer

Date: May 3, 2013

EXHIBIT INDEX

Exhibit Number		Description

10.1	+	Separation and Consulting Agreement dated as of March 31, 2013 between the Company and Lee F. Allen, M.D., Ph.D.
10.2	+	Form of February 2013 Performance-based Restricted Stock Unit Agreement under the Company’s Second Amended and Restated Equity Incentive Plan between the Company and the Company’s executive officers.
31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+                    Exhibits marked with a plus sign (“+”) are filed herewith.

++             Exhibits marked with a double plus sign (“++”) are furnished herewith.