Form 10-Q
period 2013-06-30
AMAG PHARMACEUTICALS INC.
filed 2013-08-07
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 21,687,442 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.
FORM 10-Q

PART I.         FINANCIAL INFORMATION

Item 1.  Financial Statements

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$27,802	$46,293
Investments	184,611	180,750
Accounts receivable, net	8,490	6,410
Inventories	13,474	12,451
Receivable from collaboration	368	263
Assets held for sale	1,934	2,000
Prepaid and other current assets	5,658	6,213
Restricted cash	460	460
Total current assets	242,797	254,840
Property and equipment, net	1,913	3,297
Intangible assets, net	17,192	—
Restricted cash	400	—
Total assets	$262,302	$258,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,443	$3,515
Accrued expenses	18,256	20,338
Deferred revenues	9,269	9,104
Total current liabilities	29,968	32,957
Long-term liabilities:
Deferred revenues	46,402	50,350
Acquisition-related contingent consideration, net of current portion	13,044	—
Other long-term liabilities	1,806	2,033
Total liabilities	91,220	85,340
Commitments and contingencies (Notes M & N)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 58,750,000 shares authorized; 21,652,941 and 21,506,754 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	217	215
Additional paid-in capital	637,261	632,487
Accumulated other comprehensive loss	(3,935)	(3,247)
Accumulated deficit	(462,461)	(456,658)
Total stockholders’ equity	171,082	172,797
Total liabilities and stockholders’ equity	$262,302	$258,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
U.S. Feraheme product sales, net	$17,456	$14,094	$33,034	$27,720
License fee and other collaboration revenues	2,055	16,592	4,058	18,345
Other product sales and royalties	138	326	437	427
Total revenues	19,649	31,012	37,529	46,492
Costs and expenses:
Cost of product sales	3,145	3,224	6,087	5,870
Research and development expenses	4,049	7,671	9,453	20,133
Selling, general and administrative expenses	15,211	15,101	29,216	28,282
Restructuring expenses	—	1,058	—	1,058
Total costs and expenses	22,405	27,054	44,756	55,343
Other income (expense):
Interest and dividend income, net	256	338	527	731
Gains on sale of assets	566	—	865	—
Gains (losses) on investments, net	26	(1,471)	32	(1,471)
Total other income (expense)	848	(1,133)	1,424	(740)
Net (loss) income before income taxes	(1,908)	2,825	(5,803)	(9,591)
Income tax benefit	—	494	—	494

Net (loss) income	$(1,908)	$3,319	$(5,803)	$(9,097)

Net (loss) income per share:
Basic	$(0.09)	$0.16	$(0.27)	$(0.43)
Diluted	$(0.09)	$0.15	$(0.27)	$(0.43)

Weighted average shares outstanding used to compute net (loss) income per share:
Basic	21,603	21,370	21,574	21,359
Diluted	21,603	21,649	21,574	21,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net (loss) income	$(1,908)	$3,319	$(5,803)	$(9,097)
Other comprehensive (loss) income :
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period, net of tax	(612)	(31)	(709)	46
Reclassification adjustment for (gains) losses included in net income (loss)	17	1,471	21	1,471
Net unrealized gains (losses) on securities	(595)	1,440	(688)	1,517
Total comprehensive (loss) income	$(2,503)	$4,759	$(6,491)	$(7,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,803)	$(9,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,339	1,422
Amortization of premium/discount on purchased securities	1,369	1,463
Write-off of inventory	502	598
Non-cash equity-based compensation expense	4,221	3,262
Non-cash income tax benefit	—	(494)
Gains on sale of assets	(865)	—
(Gains) losses on investments, net	(32)	1,471
Changes in operating assets and liabilities:
Accounts receivable, net	(2,080)	154
Inventories	695	1,678
Receivable from collaboration	(105)	(14,705)
Prepaid and other current assets	555	2,086
Accounts payable and accrued expenses	(6,089)	(6,546)
Deferred revenues	(3,783)	(3,048)
Other long-term liabilities	(227)	(199)
Total adjustments	(4,500)	(12,858)
Net cash used in operating activities	(10,303)	(21,955)

Cash flows from investing activities:
Proceeds from sales or maturities of investments	63,767	85,234
Purchase of investments	(69,653)	(96,178)
Acquisition of MuGard Rights and inventory	(3,434)	—
Proceeds from sale of assets	977	—
Change in restricted cash	(400)
Capital expenditures	—	(47)
Net cash used in investing activities	(8,743)	(10,991)

Cash flows from financing activities:
Proceeds from the exercise of stock options	379	—
Proceeds from the issuance of common stock under ESPP	176	150
Net cash provided by financing activities	555	150

Net decrease in cash and cash equivalents	(18,491)	(32,796)
Cash and cash equivalents at beginning of the period	46,293	63,474
Cash and cash equivalents at end of the period	$27,802	$30,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

A.               Description of Business

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a specialty pharmaceutical company that markets Feraheme® (ferumoxytol) Injection for Intravenous, or IV, use to treat iron deficiency anemia, or IDA, and MuGard™ Mucoadhesive Oral Wound Rinse for the management of oral mucositis.

Currently, our principal source of revenue is from the sale of Feraheme, which was approved for marketing in the U.S. in June 2009 by the U.S. Food and Drug Administration, or the FDA, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with chronic kidney disease, or CKD. We began selling Feraheme in the U.S. in July 2009 through our own commercial organization, including a specialty sales force. We sell Feraheme to authorized wholesalers and specialty distributors, who in turn, sell Feraheme to healthcare providers who administer Feraheme primarily within hospitals, hematology and oncology centers, and nephrology clinics.

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

We are working to continue to grow Feraheme in the U.S. CKD market and to drive additional growth of Feraheme through both international and label expansion. In addition, to further build our business, we intend to continue to expand our portfolio through the in-license or purchase of additional commercialized specialty pharmaceutical products. In particular, we are seeking complementary products that will leverage our commercial infrastructure and focus on hematology and oncology centers, hospital infusion centers or other sites of care where IV iron is administered or where IDA patients are diagnosed or treated. We are also looking at the potential addition of products outside of our current sales force’s call points through increased referrals from certain physician specialists, such as gastroenterologists, which could be synergistic with the potential label expansion of Feraheme, if regulatory approval is obtained.

On June 6, 2013, we entered into a License Agreement with Access Pharmaceuticals, Inc., or Access, under which we acquired the U.S. commercial rights to MuGard, or the Access License Agreement. Access is a company focused on developing a range of pharmaceutical products primarily based upon its polymer chemistry technologies and other drug delivery technologies. MuGard was launched by Access in 2010 after receiving 510(k) clearance from the FDA. It is indicated for the management of oral mucositis/stomatitis (that may be caused by radiotherapy and/or chemotherapy) and all types of oral wounds (mouth sores and injuries), including aphthous ulcers/canker sores and traumatic ulcers, such as those caused by oral surgery or ill-fitting dentures or braces. Under the Access License Agreement, Access granted us an exclusive, royalty-bearing license, with the right to grant sublicenses, to certain intellectual property rights, including know-how, patents and trademarks, to use, import, offer for sale, sell, manufacture and commercialize MuGard in the U.S. and its territories, or the U.S. Territory, for the management of all diseases or conditions of the oropharyngeal cavity, including mucositis, or the MuGard

Rights. In addition, Access has assigned us all of its right, title and interest in MuGard-related internet and social media outlets and other sales, marketing and promotional materials currently owned or controlled by Access, because, pursuant to the Access License Agreement, Access will no longer commercialize, market, promote, sell or make public communications relating to MuGard in the U.S Territory, except as may be agreed to by us. We sell MuGard to wholesalers and specialty and retail pharmacies. Additional details regarding the Access License Agreement and the MuGard Rights can be found in Note G.

We are subject to risks common to companies in the pharmaceutical industry including, but not limited to, our primary dependence on the success of Feraheme/Rienso, uncertainties related to the protection of our proprietary technology related to Feraheme, our dependence on third parties to manufacture Feraheme/Rienso and MuGard, the potential development of significant safety or drug interaction problems with respect to Feraheme/Rienso, uncertainty of the regulatory approval process for the broader Feraheme/Rienso indication or for potential alternative manufacturing facilities and processes, uncertainties related to potential collaborations, in-licensing arrangements or acquisition agreements, competition in our industry, uncertainties regarding market acceptance of Feraheme/Rienso or MuGard, our reliance on a limited number of customers for Feraheme, uncertainties related to patient insurance coverage and third-party reimbursement rates and terms for Feraheme/Rienso or MuGard, our reliance on Takeda to commercialize Feraheme/Rienso in certain territories outside of the U.S., the potential inability of our or Access’ third-party manufacturers to operate their facilities in compliance with current good manufacturing practices and manufacture sufficient quantities of Feraheme/Rienso or MuGard, uncertainties related to the impact of current and future healthcare initiatives and legislation, our third-party manufacturers, or Access’ potential inability to obtain raw or other materials, our potential inadvertent failure to comply with reporting and payment obligations under government pricing programs, our potential inability to become profitable in the future, our limited experience commercializing and distributing a pharmaceutical product, our dependence on key personnel, the potential fluctuation of our operating results, potential differences between actual future results and the estimates or assumptions used by us in preparation of our condensed consolidated financial statements, our potential inadvertent failure to comply with the regulations of the FDA or other federal, state or foreign government agencies, the volatility of our stock price, uncertainties related to the actions of activist stockholders, potential product liability, potential legislative and regulatory changes, and potential costs and liabilities associated with pending or future litigation or patent challenges.

Throughout this Quarterly Report on Form 10-Q, AMAG Pharmaceuticals, Inc. and our consolidated subsidiaries are collectively referred to as “the Company,” “we,” “us,” or “our.”

B.               Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position and results of operations of the Company for the interim periods presented. Such adjustments consisted only of normal recurring items. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Beginning on June 6, 2013, the date we acquired the MuGard Rights, our financial statements include the assets, liabilities, operating results and cash flows related to those rights.

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

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition related to product sales and collaboration agreements, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment and determining values of investments, the fair value of our assets held for sale, contingent consideration, the impairment of long-lived assets, including intangible assets, accrued expenses, income taxes and equity-based compensation expense. Actual results could differ materially from those estimates.

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

Fair Value Measurements

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

We hold certain assets and liabilities that are required to be measured at fair value on a recurring basis, including our cash equivalents, investments, and contingent consideration. The following tables represent the fair value hierarchy as of June 30, 2013 and December 31, 2012 for those assets and liabilities that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$19,934	$19,934	$—	$—
Corporate debt securities	127,419	—	127,419	—
U.S. treasury and government agency securities	54,691	—	54,691	—
Commercial paper	2,501	—	2,501	—
Liabilities:
Acquisition-related contingent consideration	14,000	—	—	14,000
	$218,545	$19,934	$184,611	$14,000

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$24,058	$24,058	$—	$—
Corporate debt securities	111,690	—	111,690	—
U.S. treasury and government agency securities	59,569	—	59,569	—
Commercial paper	9,491	—	9,491	—
	$204,808	$24,058	$180,750	$—

With the exception of our money market funds and our acquisition-related contingent consideration, the fair value of our investments is primarily determined from independent pricing services which use Level 2 inputs to determine fair value. Independent pricing services normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analyses of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of either June 30, 2013 or December 31, 2012. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the three months ended June 30, 2013.

We are accounting for the acquisition of the MuGard Rights as a business combination under the acquisition method of accounting. Additional details regarding the Access License Agreement and the MuGard Rights can be found in Note G. The fair value measurements of contingent consideration obligations and the related intangible asset arising from business combinations is determined using unobservable, or Level 3, inputs. These inputs include (i) the estimated amount and timing of projected cash flows; (ii) the probability of the achievement of the factors on which the contingency is based; and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

The following table presents a reconciliation of contingent consideration obligations related to our acquisition of the MuGard Rights measured on recurring basis using Level 3 inputs for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Balance at beginning of period	$—	$—
Acquisition-date fair value of contingent consideration	14,000	14,000
Balance at end of period	$14,000	$14,000

The fair value of the contingent consideration was determined to be $14.0 million as of June 6, 2013, or the Acquisition Date. As of June 30, 2013, we estimate that the undiscounted royalty amounts we could pay under the Access License Agreement may range from $28.0 million to $34.0 million over a ten year period, which is our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived. This measure is based on significant Level 3 inputs not observable in the market. Key assumptions include a discount rate of 15%. As of June 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the Acquisition Date.

In addition, we measure our intangible assets, which currently consist of $17.2 million related to the acquisition of the MuGard Rights, on a non-recurring basis. This measurement is based on significant Level 3 inputs not observable in the market. Key assumptions include a discount rate of 19%. We believe the fair values assigned to the MuGard Rights are based on reasonable assumptions, however, we cannot provide assurance that the underlying assumptions used to forecast the cash flows will materialize as we estimated and thus, our actual results may vary significantly from the estimated results. Intangible assets are reviewed for impairment at least annually and whenever facts or circumstances suggest that the carrying value of these assets may not be recoverable. Our policy is to identify and record impairment losses, if necessary, on intangible assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Assets Held for Sale

During 2012, we determined that certain assets related to our Cambridge, Massachusetts manufacturing facility, including the related land, building and certain equipment, met the criteria established by current accounting guidance for classifying assets as held for sale. As a result, during 2012, we reclassified these assets from property and equipment to assets held for sale in our condensed consolidated balance sheet. In anticipation of a future sale, we valued these assets at the lower of their carrying amount or fair value less cost to sell to arrive at the estimated fair value of $2.0 million as of December 31, 2012. During the first half of 2013, we sold $0.5 million of equipment related to our Cambridge, Massachusetts manufacturing facility. In connection with these sales, we recorded a gain of $0.4 million during the six months ended June 30, 2013 and reduced the carrying value of our assets held for sale by $0.1 million to $1.9 million at June 30, 2013. The fair values of the land, building, and equipment were estimated using Level 3 inputs, which included offers received from potential purchasers, real estate appraisals and other estimates from third-parties.

Revenue Recognition and Related Sales Allowances and Accruals

An analysis of our product sales allowances and accruals for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
Provision for U.S. Feraheme sales allowances and accruals
Discounts and chargebacks	$9,227	$6,846
Government and other rebates	2,732	1,672
Returns	239	(292)
Total provision for U.S. Feraheme sales allowances and accruals	$12,198	$8,226

Total gross U.S. Feraheme sales	$29,654	$22,320

Total provision for U.S. Feraheme sales allowances and accruals as a percent of total gross U.S. Feraheme sales	41%	37%

	Six Months Ended June 30,
	2013	2012
Provision for U.S. Feraheme sales allowances and accruals
Discounts and chargebacks	$16,720	$12,738
Government and other rebates	5,119	3,132
Returns	432	(558)
Total provision for U.S. Feraheme sales allowances and accruals	$22,271	$15,312

Total gross U.S. Feraheme sales	$55,305	$43,032

Total provision for U.S. Feraheme sales allowances and accruals as a percent of total gross U.S. Feraheme sales	40%	36%

We generally offer our wholesalers, specialty distributors and other customers a limited right to return Feraheme purchased directly from us, principally based on the product’s expiration date which, once packaged, is currently five years in the U.S. Reserves for Feraheme returns for U.S. sales are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. We evaluate our estimated product returns rate each period based on the historical return patterns and known or expected changes in the marketplace. We did not significantly adjust our reserve for product returns during the six months ended June 30, 2013. During the six months ended June 30, 2012, we reduced our reserve by approximately $1.1 million of previously reserved Feraheme returns allowance due to the lapse of the product return period on certain manufactured Feraheme lots that carried a two year expiration period. The product returns provision applied to gross product sales for the six months ended June 30, 2013 was $0.4 million as compared to a credit of $0.6 million for the six months ended June 30, 2012.

In addition, as part of our sales allowances and accruals, we reserve for estimated Medicaid rebates associated with instances where Medicaid will act as the insurer and for which we are required to pay a statutory rebate to Medicaid. We regularly assess our Medicaid reserve balance and the rate at which we accrue for claims against product sales. If we determine in future periods that our actual rebate experience is not indicative of expected claims, if our actual claims experience changes, or if other factors affect estimated claims rates, we may be required to adjust our current Medicaid accumulated reserve estimate, which would affect our earnings in the period of the adjustment and could be significant. For example, we currently have $0.5 million included in our Medicaid reserve balance related to sales of Feraheme from 2009 to 2011. As a result, if we determine that this reserve is in excess of actual claims experience, we will be required to release all or a portion of the reserve to our condensed consolidated statement of operations.

Acquisitions

We account for acquired businesses using the acquisition method of accounting, which requires, with limited exceptions, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill.

Intangible Assets

Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have estimated the fair value of the intangible asset related to the acquisition of the MuGard Rights to be $17.2 million as of the date of the acquisition.

Contingent Consideration

Contingent consideration arising from a business combination is included as part of the acquisition cost and is recognized at fair value as of the acquisition date. Any liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. These changes in fair value are recognized in our condensed consolidated statements of operations. We have estimated the fair value of the contingent consideration related to the acquisition of the MuGard Rights to be $14.0 million as of the date of the acquisition.

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, investments, and accounts receivable. As of June 30, 2013, our cash, cash equivalents and investments amounted to approximately $212.4 million. We currently invest our excess cash primarily in U.S. government and agency money market funds, and investments in corporate debt securities, U.S. treasury and government agency securities and commercial paper. As of June 30, 2013, we had approximately $19.9 million of our total $27.8 million cash and cash equivalents balance invested in institutional money market funds, of which $12.3 million was invested in a single fund, which is collateralized solely by U.S. treasury and government agency securities.

Our operations are located solely within the U.S. We are focused principally on developing, manufacturing, and commercializing Feraheme/Rienso and commercializing MuGard. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
AmerisourceBergen Drug Corporation	43%	30%
McKesson Corporation	23%	14%
Cardinal Health, Inc.	15%	10%
Takeda Pharmaceuticals Company Limited	11%	40%

In addition, approximately 33% and 32% of our end-user demand during the six months ended June 30, 2013 and 2012, respectively, was generated by members of a single group purchasing organization with which we have contracted. Revenues from customers outside of the U.S. amounted to approximately 12% and 40% of our total revenues for the six months ended June 30, 2013 and 2012, respectively, and were primarily related to collaboration revenue recognized in connection with our collaboration agreement with Takeda, which is based in Japan.

We are currently solely dependent on a single supply chain for our Feraheme/Rienso drug substance and finished drug product. We are exposed to a significant loss of revenue from the sale of Feraheme/Rienso if our suppliers and/or manufacturers cannot fulfill demand for any reason.

C.    Investments

As of June 30, 2013 and December 31, 2012, our investments equaled $184.6 million and $180.8 million, respectively, and consisted of securities classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in debt and equity securities.

The following is a summary of our investments as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$54,636	$76	$(12)	$54,700
Due in one to three years	73,115	35	(431)	72,719
U.S. treasury and government agency securities
Due in one year or less	24,683	32	(2)	24,713
Due in one to three years	30,018	42	(82)	29,978
Commercial paper
Due in one year or less	2,500	1	—	2,501
Total investments	$184,952	$186	$(527)	$184,611

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$52,332	$88	$(6)	$52,414
Due in one to three years	59,176	137	(37)	59,276
U.S. treasury and government agency securities
Due in one year or less	24,795	86	—	24,881
Due in one to three years	34,606	84	(2)	34,688
Commercial paper
Due in one year or less	9,494	1	(4)	9,491
Total investments	$180,403	$396	$(49)	$180,750

Impairments and Unrealized Losses on Investments

We did not recognize any unrealized other-than-temporary impairment losses in our condensed consolidated statements of operations related to our securities during any of the three or six months ended June 30, 2013 and 2012. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and which may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

Realized Gains and Losses on Investments

Gains and losses are determined on the specific identification method. Realized gains were insignificant during both the three and six months ended June 30, 2013. During both the three and six months ended June 30, 2012 we recorded realized losses of $1.5 million to our condensed consolidated statements of operations related to the sale of our then-remaining auction rate securities portfolio.

D.            Accounts Receivable, Net

Our net accounts receivable were $8.5 million and $6.4 million as of June 30, 2013 and December 31, 2012, respectively, and primarily represented amounts due from wholesalers and distributors to whom we sell Feraheme directly. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts. Reserves for other sales-related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in our condensed consolidated balance sheets.

Customers which represented greater than 10% of our accounts receivable balances as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
AmerisourceBergen Drug Corporation	49%	48%
McKesson Corporation	25%	28%
Cardinal Health, Inc.	18%	18%

E.            Inventories

Our major classes of inventories were as follows as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$4,735	$2,652
Work in process	2,876	2,524
Finished goods	5,863	7,275
Total inventories	$13,474	$12,451

In May 2013, Takeda recalled one specific batch of Rienso from the Swiss market. The batch was only distributed to and sold in Switzerland and the recall was limited to the specific batch and specifically in Switzerland. During the three months ended June 30, 2013, we expensed $0.5 million of inventory related to this batch of Rienso which we no longer believed was suitable for sale and which was the subject of the voluntary recall by Takeda in the Swiss market.

In connection with the Access License Agreement, we purchased the entire MuGard inventory held by Access, at cost. As of June 30, 2013, we recorded $0.2 million of MuGard inventory, which represented its full fair value in our condensed consolidated balance sheet.

F.             Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013	December 31, 2012
Buildings and improvements	$5,138	$5,373
Laboratory and production equipment	343	115
Furniture and fixtures	4,963	5,326
Construction in process	—	228
	10,444	11,042
Less - accumulated depreciation	(8,531)	(7,745)
Property and equipment, net	$1,913	$3,297

During the six months ended June 30, 2013, we recorded $1.3 million of depreciation expense. This included accelerated depreciation expense of approximately $0.4 million of leasehold improvements and furniture and fixtures associated with a portion of our principal executive offices to reflect our current estimate of useful lives of these assets.

G.           Business Combinations

As part of our strategy to expand our portfolio with additional commercial-stage specialty products, on June 6, 2013, we entered into the Access License Agreement pursuant to which Access granted us an exclusive, royalty-bearing license, with the right to grant sublicenses, to certain intellectual property rights, including know-how, patents and trademarks, to use, import, offer for sale, sell, manufacture and commercialize MuGard in the U.S. Territory for the management of all diseases or conditions of the oropharyngeal cavity, including mucositis.

Access is a company that develops and commercializes proprietary pharmaceutical products for the treatment and supportive care of cancer patients. MuGard was launched by Access in 2010 after receiving 510(k) clearance from the FDA. It is indicated for the management of oral mucositis/stomatitis (that may be caused by radiotherapy and/or chemotherapy) and all types of oral wounds (mouth sores and injuries), including aphthous ulcers/canker sores and traumatic ulcers, such as those caused by oral surgery or ill-fitting dentures or braces.

Access will continue to manufacture MuGard and we have agreed to enter into separate quality and supply agreements with Access under which we will purchase MuGard inventory from Access. Our inventory purchases will be at the price actually paid by Access to purchase it from a third-party plus a mark-up to cover administration, handling and overhead.

In consideration for the license, we paid Access an upfront payment of $3.3 million in June 2013. We will also pay Access royalties on future net sales of MuGard until the later of (i) the expiration of the licensed patents or (ii) the tenth anniversary of the first commercial sale of MuGard under the Access License Agreement in the U.S. Territory, or the Royalty Term. These tiered, double-digit royalty rates decrease for any part of the Royalty Term occurring after the expiration of the licensed patents and are subject to off-set against certain of our expenses. After the expiration of the Royalty Term, the license shall become a fully paid-up, royalty-free and perpetual license in the U.S. Territory. In addition to the $3.3 million upfront payment we also acquired $0.2 million of MuGard inventory from Access, which we have included in our condensed consolidated balance sheet.

We did not assume any pre-existing liabilities related to the MuGard business, contingent or otherwise, arising prior to the Acquisition Date. We are accounting for the acquisition of the MuGard Rights as a business combination under the acquisition method of accounting since we acquired the U.S. commercial rights for MuGard and inventory, and obtained access to certain related regulatory assets, employees and other assets, including certain patent and trademark rights, contracts, and related books and records, held by Access which are exclusively related to MuGard (inputs), including the infrastructure to sell, distribute and market MuGard (processes) and net sales of MuGard (outputs). In addition, during the term of the Access License Agreement, we will have control over sales, distribution and marketing of MuGard in the U.S. as Access has assigned to us all of its right, title and interest in MuGard-related internet and social media outlets and other sales, marketing and promotional materials currently owned or controlled by Access. Access will no longer commercialize, market, promote, sell or make public communications relating to MuGard in the U.S Territory, except as may be agreed to by us. Access has also agreed to not, directly or indirectly, research, develop, market, sell or commercialize any medical devices that directly compete with MuGard for the treatment of any diseases or conditions of the oropharyngeal cavity in the U.S. Territory.

We estimated the fair value of the acquired MuGard Rights using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). This approach begins with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income approach include the following:

•                  The amount and timing of projected future cash flows, adjusted for the probability of marketing success;

•                  The discount rate selected to measure the risks inherent in the future cash flows; and

•                  An assessment of the asset’s life-cycle and the competitive trends impacting the asset.

The following table summarizes the total consideration for the MuGard Rights (in thousands):

Consideration:
Cash	$3,434
Acquisition-related contingent consideration	14,000
Total consideration	$17,434

The $17.4 million total consideration includes the estimated fair value of the contingent consideration. The Acquisition Date fair value of the contingent consideration was determined based on various market factors, including an analysis of estimated sales using a discount rate of 15%. As of June 30, 2013, we estimated that the undiscounted royalty amounts we could pay under the Access License Agreement may range from $28.0 million to $34.0 million over a ten year period, which is our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived. This measure is based on significant Level 3 inputs not observable in the market. There were no changes in the estimated fair value of the contingent liability for the three and six months ended June 30, 2013. We have classified $1.0 million of the contingent consideration as a short-term liability, which was included in accrued expenses in our condensed consolidated balance sheet as of June 30, 2013.

The following table summarizes the estimated fair values of the assets acquired related to the business combination as of the Acquisition Date (in thousands):

Assets Acquired:
MuGard intangible asset	$17,193
Inventory	241
Net identifiable assets acquired	$17,434

The Acquisition Date fair value of the intangible asset was determined based on various market factors, including an analysis of estimated sales using a discount rate of 19%. This measure is based on significant Level 3 inputs not observable in the market. There were no changes in the estimated fair value of the intangible asset for the three and six months ended June 30, 2013.

Commencing from the Acquisition Date, our condensed consolidated financial statements include the assets, liabilities, operating results and cash flows from the acquired product. As a result, our condensed consolidated financial statements for the quarter ended June 30, 2013 reflect less than a month of MuGard activity. Revenues related to MuGard sales for the three months ended June 30, 2013 were not material.

Transaction costs are not included as a component of consideration transferred and are expensed as incurred. We incurred approximately $0.8 million of acquisition-related costs during the three months ended June 30, 2013. These costs were primarily related to legal and professional fees and are included in selling, general and administrative expenses in our condensed consolidated statements of operations for the three and six months ended June 30, 2013.

Pro forma results of operations would not be materially different as a result of the acquisition of the MuGard Rights and therefore are not presented.

H.              Intangible Assets, Net

On June 6, 2013, we acquired the MuGard Rights from Access and recorded $17.2 million to finite-lived intangible assets based on the estimated fair value of the MuGard Rights as of the Acquisition Date. Such valuations require significant estimates and assumptions including but not limited to: estimating future cash flows from product sales and developing appropriate discount and probability rates. We believe the fair values assigned to the MuGard Rights are based on reasonable assumptions, however, we cannot provide assurance that the underlying assumptions used to forecast the cash flows will materialize as we estimated and thus, our actual results may vary significantly from the estimated results.

We will amortize the MuGard Rights using an economic consumption model over ten years, which represents our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived. We believe this is the best approximation of the period over which we will derive the majority of value of the MuGard Rights. We recorded an insignificant amount of amortization related to the MuGard Rights in cost of product sales in our condensed consolidated statements of operations for each of the three and six months ended June 30, 2013.

Intangible assets are reviewed for impairment at least annually and whenever facts or circumstances suggest that the carrying value of these assets may not be recoverable. Our policy is to identify and record impairment losses, if necessary, on intangible assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

We expect future annual amortization expense related to our intangible asset to be as follows (in thousands):

Period	Estimated Amortization Expense

Year Ended December 31, 2013	$254
Year Ended December 31, 2014	659
Year Ended December 31, 2015	913
Year Ended December 31, 2016	1,213
Year Ended December 31, 2017	1,613
Year Ended December 31, 2018	2,100
Thereafter	10,440
Total	$17,192

I.                Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three and six months ended June 30, 2013, we did not recognize any tax expense or benefit due to our continued net operating loss position. For the three and six months ended June 30, 2012, we recognized a $0.5 million current federal income tax benefit, which was primarily the result of a decrease in unrealized losses associated with the sale of our then-remaining auction rate securities portfolio in June 2012. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

J.              Accumulated Other Comprehensive Loss

In February 2013, the Financial Accounting Standards Board issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive loss, or AOCI. The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the income statement or as a separate disclosure in the notes of the financial statements. The amendment is effective for annual or interim reporting periods beginning after December 31, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures.

The changes in AOCI, net of tax, for the three and six months ended June 30, 2013 consisted of the following (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Beginning Balance	$(3,340)	$(3,247)
Other comprehensive income (loss) before reclassifications	(622)	(709)
Gain (loss) reclassified from other accumulated comprehensive loss	27	21
Ending Balance	$(3,935)	$(3,935)

The amounts reclassified from other comprehensive loss for the six months ended June 30, 2013 primarily represented realized gains on investments, which are included in our condensed consolidated statement of operations under “Gains (losses) on investments, net.” The amounts reclassified from other comprehensive loss for the six months ended June 30, 2012, primarily represented realized losses on the sale of our then-remaining auction rate securities.

K.           Net (Loss) Income per Share

We compute basic net (loss) income per share by dividing net (loss) income by the weighted average number of common shares outstanding during the relevant period. The components of basic and diluted net (loss) income per share were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(1,908)	$3,319	$(5,803)	$(9,097)
Weighted average common shares outstanding	21,603	21,370	21,574	21,359
Effect of dilutive securities:
Stock options and restricted stock units	—	279	—	—
Shares used in calculating dilutive net (loss) income per share	21,603	21,649	21,574	21,359

Net (loss) income per share:
Basic	$(0.09)	$0.16	$(0.27)	$(0.43)
Diluted	$(0.09)	$0.15	$(0.27)	$(0.43)

The following table sets forth the potential common shares issuable upon the exercise of outstanding options and the vesting of restricted stock units (prior to consideration of the treasury stock method), that were excluded from our computation of diluted net (loss) income per share because such options and restricted stock units were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase shares of common stock	2,763	3,044	2,763	2,873
Shares of common stock issuable upon the vesting of restricted stock units	491	142	491	484
Total	3,254	3,186	3,254	3,357

L.            Equity-Based Compensation

We currently maintain two equity compensation plans, including our Third Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, and our Amended and Restated 2000 Stock Plan, or the 2000 Plan.

Third Amended and Restated 2007 Equity Incentive Plan

Our 2007 Plan was originally approved by our stockholders in November 2007. In each of May 2009, May 2010 and May 2013, our stockholders approved proposals to amend and restate our 2007 Plan to, among other things, increase the number of shares authorized for issuance thereunder by 600,000, 800,000 and 1,100,000 shares, respectively.

As of June 30, 2013, we have granted options and restricted stock units covering 6,142,775 shares of common stock under our 2007 Plan, of which 2,466,736 stock options and 621,313 restricted stock units have expired or terminated, and of which 56,524 options have been exercised and 423,822 shares of common stock have been issued pursuant to restricted stock units that became fully vested. The number of options and restricted stock units outstanding under this plan as of June 30, 2013 was 2,228,884 and 345,496, respectively. The remaining number of shares available for future grants as of June 30, 2013 was 2,075,954, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise. All outstanding stock options granted under our 2007 Plan have an exercise price equal to the closing price of a share of our common stock on the grant date and have either a seven or ten-year term.

Amended and Restated 2000 Stock Plan

As of June 30, 2013, the number of shares underlying outstanding options which were issued pursuant to our 2000 Plan was 109,491. There were no restricted stock units outstanding as of June 30, 2013. In November 2007, the 2000 Plan was succeeded by our 2007 Plan and, accordingly, no further grants may be made under this plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

Other Equity Compensation Grants

In June 2013, to induce him to accept employment with us and as provided in his employment agreement, our Board of Directors, or Board, granted our Chief Development and Regulatory Affairs Officer an option to purchase 60,000 shares of our common stock at an exercise price equal to the fair market value of a share of our common stock on the date of grant. The option will be exercisable in four equal annual installments beginning on the first anniversary of the grant date. Our Chief Development and Regulatory Affairs Officer was also granted 35,000 restricted stock units to induce him to accept employment with us, as provided in his employment agreement, which will vest in four equal annual installments beginning on the first anniversary of the grant date. The foregoing grants were made pursuant to an inducement grant outside of our 2007 Plan as permitted under the NASDAQ Global Market rules. We assessed the terms of these awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied.

In February 2013, we granted restricted stock units to certain members of our senior management covering a maximum of 82,500 shares of common stock, which are subject to a performance condition tied to the price of our common stock. These restricted stock units vest, if at all, at the end of the three-year period ending December 31, 2015 based on the achievement of a minimum, target or maximum stock price range. In the event that the minimum stock price range is not achieved at the measurement date, none of the restricted stock units will vest. The maximum total fair value of these restricted stock units is $0.7 million, which we are recognizing to expense over a period of three years from the date of grant, net of any estimated and actual forfeitures.

In January 2013, to induce him to accept employment with us and as provided in his employment agreement, our Board granted our Chief Commercial Officer, an option to purchase 75,000 shares of our common stock at an exercise price equal to the fair market value of a share of our common stock on the date of grant. The option will be exercisable in four equal annual installments beginning on the first anniversary of the grant date. Our Chief Commercial Officer was also granted 35,000 restricted stock units to induce him to accept employment with us, as provided in his employment agreement, which will vest in four equal annual installments beginning on the first anniversary of the grant date. The foregoing grants were made pursuant to an inducement grant outside of our 2007 Plan as permitted under the NASDAQ Global Market rules. We assessed the terms of these awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied.

Equity-based compensation expense

Equity-based compensation expense, for the three and six months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of product sales	$35	$68	$58	$146
Research and development	365	525	1,297	947
Selling, general and administrative	1,539	984	2,866	2,169
Total equity-based compensation expense	$1,939	$1,577	$4,221	$3,262

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

M.   Commitments and Contingencies

Facility Lease Obligations

On June 10, 2013, we entered into a lease agreement with BP Bay Colony LLC, or the Landlord, for the lease of certain real property located at 1100 Winter Street, Waltham, Massachusetts, or the Premises, for use as our principal executive offices. The Landlord has agreed to build out the Premises, which is expected to be completed in September 2013. The initial term of the lease is five years and two months with one five-year extension term at our option. During the extension period, the base rent will be an amount agreed upon by us and the Landlord. In addition to base rent, we are also required to pay a proportionate share of the Landlord’s operating costs. The lease requires us to pay base rent during the initial term as follows:

Period	Minimum Lease Payments

Year Ended December 31, 2013	$128,734
Year Ended December 31, 2014	1,127,595
Year Ended December 31, 2015	1,127,595
Year Ended December 31, 2016	1,127,595
Year Ended December 31, 2017	1,127,595
Thereafter	1,033,629
Total	$5,672,743

The Landlord has agreed to pay for certain agreed-upon improvements and we will pay for any increased costs due to changes by us in the agreed-upon plans. We will record all tenant improvements paid by us as leasehold improvements and will amortize these improvements over the shorter of the estimated useful life of the improvement or the remaining life of the initial lease term. Amortization of leasehold improvements is included in depreciation expense.

In addition, in connection with our new facility lease, in June 2013 we delivered to the Landlord a security deposit of approximately $0.4 million in the form of an irrevocable letter of credit. This security deposit will be reduced to $0.3 million on the second anniversary of the Commencement Date. The cash securing this letter of credit is classified on our balance sheet as a long-term asset and is restricted in its use.

On June 10, 2013, we also entered into an Assignment and Assumption of Lease, or the Assignment Agreement, with Shire Human Genetic Therapies, Inc., or Shire, effecting the assignment to Shire of the right to occupy our current office space located at 100 Hayden Avenue, Lexington, Massachusetts, or the Current Space. Under the Assignment Agreement, the assignment to Shire will be effective on the later of September 1, 2013 or the date of our departure from the Current Space, and Shire will assume all of our obligations as the tenant of the Current Space. The Assignment Agreement also provides for the conveyance of furniture and other personal property by us to Shire. As a result, we anticipate that our lease obligations will decrease by an aggregate of approximately $3.2 million through August 31, 2016, the date on which the lease on our Current Space is set to expire.

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

A purported class action complaint was originally filed on March 18, 2010 in the U.S. District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Chief Financial Officer, the then-members of our Board, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11, 2011, the District Court issued an Opinion and Order dismissing the SAC in its entirety for failure to state a claim upon which relief could be granted. A separate Order of Dismissal was filed on August 15, 2011. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit, or the Court of Appeals. After briefing was completed by all parties, the Court of Appeals heard oral argument on May 11, 2012. On February 4, 2013, the Court of Appeals affirmed in part and reversed in part the District Court’s Opinion and Order, and remanded the case to the District Court. On February 19, 2013, we filed a Petition for Panel Hearing Rehearing or Rehearing En Banc, asking the Court of Appeals to reconsider its decision. On March 15, 2013, the Court of Appeals denied this petition. On March 22, 2013, we filed a Motion to Stay the Mandate remanding the case to the District Court pending review of the Court of Appeals’ February 4, 2013 decision by the U.S. Supreme Court. The Court of Appeals granted this Motion to Stay the Mandate on April 8, 2013. On June 13, 2013, we filed an appeal to the U.S. Supreme Court, or a writ of certiorari, seeking review of the First Circuit’s decision and to have that decision overturned. The plaintiffs have until August 16, 2013 to file their response. We are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with this matter, if any, and have therefore not recorded any potential estimated liability as we do not believe that such a liability is probable nor do we believe that a range of loss is currently estimable.

In July 2010, Sandoz GmbH, or Sandoz, filed with the European Patent Office, or the EPO, an opposition to our previously issued patent which covers ferumoxytol in the EU. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked our European ferumoxytol patent. In December 2012, our notice of appeal was recorded with the EPO, which suspended the revocation of our patent. We will continue to defend the validity of this patent throughout the appeals process, which we expect to take two to three years. However, in the event that we do not experience a successful outcome from the appeals process, under EU regulations ferumoxytol would still be entitled to eight years of data protection and ten years of market exclusivity from the date of approval, which we believe would create barriers to entry for any generic version of ferumoxytol into the EU market until sometime between 2020 and 2022. This decision had no impact on our revenues for the six months ended June 30, 2013. However, any future unfavorable outcome in this matter could negatively affect the magnitude and timing of future revenues, including royalties and milestone payments we may receive from Takeda pursuant to our collaboration agreement with Takeda. We do not expect to incur any related liability regardless of the outcome of the appeal and therefore have not recorded any liability as of June 30, 2013. We continue to believe the patent is valid and intend to vigorously appeal the decision.

We may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to product liability matters or related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us as of June 30, 2013. We expense legal costs as they are incurred.

Acquisition-related Contingent Consideration

In connection with the acquisition of the MuGard Rights, we have agreed to pay Access royalties on future sales of MuGard. We have estimated the fair value of the contingent consideration related to the acquisition of the MuGard Rights to be $14.0 million as of the date of the acquisition. The fair value of these contingent payments was calculated based on estimated sales and were discounted using a rate of 15%. Changes in contingent consideration expense result from changes in the assumptions regarding probabilities of the estimated timing and amount of royalty payments to Access and the discount rate used to estimate the fair value of the liability. Contingent consideration expense may change significantly as we gain more information related to sales of MuGard, impacting our assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value.

N.            Collaborative Agreements

Our commercial strategy includes the formation of collaborations with other pharmaceutical companies to facilitate the sale and distribution of Feraheme/Rienso, primarily outside of the U.S, as well as expanding our portfolio through the in-license or purchase of additional commercialized specialty pharmaceutical products. In addition to our collaborative agreements described in Note N to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, we were a party to the collaboration arrangements described below as of June 30, 2013.

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

In addition, the remaining milestone payments we may be entitled to receive under the agreement could over time equal up to $186.0 million. For any milestone payments we may receive based upon the approval by certain regulatory agencies, we have determined that these will be deemed substantive milestones and, therefore, will be accounted for as revenue in the period in which they are achieved. In June 2012, we earned a $15.0 million milestone payment from Takeda based on the European Commission marketing authorization for ferumoxytol. We deemed the $15.0 million milestone payment as a substantive milestone and therefore recognized the full amount as revenue in the three and six months ended June 30, 2012 in our condensed consolidated statements of operations. We have also determined that any non-substantive milestone payments will be accounted for in accordance with our revenue attribution method for the upfront payment, as described above. During 2012, we received an aggregate of $18.0 million in milestone payments from Takeda associated with the commercial launches of Feraheme/Rienso in Canada and the EU, which we deemed to be non-substantive milestone payments. Revenues related to the combined unit of accounting are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations. During the three and six months ended June 30, 2013, we recorded $1.5 million and $3.0 million in revenues, respectively, associated with the upfront payment. In addition, during the three and six months ended June 30, 2013, we recorded $0.5 million and $0.9 million, respectively associated with the $18.0 million in non-substantive milestone payments we received in 2012. Any potential non-substantive milestone payments that may be received in the future will be recognized as revenue on a cumulative catch up basis when they become due and payable.

We have received and may also receive additional regulatory approval and performance-based milestone payments, reimbursement of certain out-of-pocket regulatory and clinical supply costs, defined payments for supply of Feraheme/Rienso, and tiered double-digit royalties on net product sales in the agreed-upon territories under the Amended Takeda Agreement.

Under the terms of the Amended Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs associated with carrying out our regulatory and clinical research activities under the collaboration agreement. Because we are acting as the principal in carrying out these services, any reimbursement payments received from Takeda are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations to match the costs that we incur during the period in which we perform those services. During each of the three and six months ended June 30, 2013, we recorded $0.1 million associated with other reimbursement revenues received from Takeda.

At the time of shipment, we defer recognition of all revenue for Feraheme/Rienso sold to our licensees in our condensed consolidated balance sheets. We recognize revenues from product sales to our licensees, the related cost of goods sold, and any royalty revenues due from our licensees, in our condensed consolidated statement of operations at the time our licensees report to us that sales have been made to its customers. During the three and six months ended June 30, 2013, we recognized $0.1 million and $0.2 million, respectively, in product sales and royalty revenue related to the Amended Takeda Agreement and we have included this revenue in other product sales and royalties in our condensed consolidated statement of operations. As of June 30, 2013, we had approximately $1.4 million in deferred revenue related to product shipped to Takeda but not yet sold through to Takeda’s customers, and $1.2 million in deferred cost of product sales, which are included in our condensed consolidated balance sheet.

O.           Restructuring

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

The following table outlines the components of our restructuring expenses which were recorded in operating expenses and current liabilities for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
Accrued restructuring, beginning of period	$608	$1,763
Employee severance, benefits and related costs	11	493
Payments	(290)	(518)
Inventory and other adjustments	—	(10)
Accrued restructuring, end of period	$329	$1,728

	Six Months Ended June 30,
	2013	2012
Accrued restructuring, beginning of period	$1,383	$2,366
Employee severance, benefits and related costs	50	578
Payments	(1,104)	(1,127)
Inventory and other adjustments	—	(89)
Accrued restructuring, end of period	$329	$1,728

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

Examples of forward-looking statements contained in this report include statements regarding the following: our plan to grow Feraheme in the U.S. chronic kidney disease market and through international and label expansion; the expansion of our portfolio through the in-license or purchase of additional specialty pharmaceutical products; expectations regarding our supplemental New Drug Application for Feraheme; the timing of the response from the EMA regarding Takeda Pharmaceutical Company Limited’s Type II variation; our expectations regarding the timing for enrollment in and commencement of our pediatric studies and post-approval trials; our plans for a post-approval trial to assess the safety and efficacy of repeat doses of Feraheme for the treatment of iron deficiency anemia; our expectation that 3SBio, Inc. will begin a clinical trial if approved by the Chinese State Food and Drug Administration; our expectation of costs to be incurred in connection with and revenue sources to fund our future operations; our expectation for the patient population for Feraheme in the U.S.; our expectations regarding the success of our collaboration with Takeda Pharmaceutical Company Limited, including any potential milestone payments, product sales or royalties we may receive; plans and expectations for our Cambridge, Massachusetts manufacturing facility and our new facility in Waltham, Massachusetts; our expectations regarding the manufacture of all Feraheme/Rienso drug substance and drug product at our third-party manufacturers; our expectations regarding customer returns and related reserves and accruals; our expectations regarding the validity of our European ferumoxytol patent and timing of the appeals process; our expectations regarding the Branded Drug Fee under the Health Care Reform Act and the Medicare reimbursement rate for Feraheme; our expectations regarding our license fee and other collaboration revenues; the effect of price increases; expected customer mix and utilization rates; expectations regarding MuGard and our license arrangement with Access Pharmaceuticals, Inc.; the valuation of certain intangible assets and other assets and liabilities, including our methodology and assumptions regarding fair value measurements; our gross-to-net sales adjustments; our Citizen’s Petition; our expectation for our costs of product sales as a percentage of net product sales and royalties, our research and development expenses, external expenses and the timing of our planned research and development projects, and selling, general and administrative expenses; our belief regarding the potential impact of the adoption of newly issued and future accounting guidance on our financial statements; our expectations for our cash, cash equivalents and investments balances and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.

Any forward-looking statement should be considered in light of the factors discussed in Part II, Item 1A below under “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A in our Annual Report. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the U.S. Securities and Exchange Commission to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a specialty pharmaceutical company that markets Feraheme® (ferumoxytol) Injection for Intravenous, or IV, use to treat iron deficiency anemia, or IDA, and MuGard™ Mucoadhesive Oral Wound Rinse for the management of oral mucositis.

Currently, our principal source of revenue is from the sale of Feraheme, which was approved for marketing in the U.S. in June 2009 by the U.S. Food and Drug Administration, or the FDA, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with chronic kidney disease, or CKD. We began selling Feraheme in the U.S. in July 2009 through our own commercial organization, including a specialty sales force. We sell Feraheme to authorized wholesalers and specialty distributors, who in turn, sell Feraheme to healthcare providers who administer Feraheme primarily within hospitals, hematology and oncology centers, and nephrology clinics.

We are working to continue to grow Feraheme in the U.S. CKD market and to drive additional growth of Feraheme through both international and label expansion. In addition, to further build our business, we intend to continue to expand our portfolio through the in-license or purchase of additional commercialized specialty pharmaceutical products. In particular, we are seeking complementary products that will leverage our commercial infrastructure and focus on hematology and oncology centers, hospital infusion centers or other sites of care where IV iron is administered or where IDA patients are diagnosed or treated. We are also looking at the potential addition of products outside of our current sales force’s call points through increased referrals from certain physician specialists, such as gastroenterologists, which could be synergistic with the potential label expansion of Feraheme, if regulatory approval is obtained.

On June 6, 2013, we entered into a License Agreement with Access Pharmaceuticals, Inc., or Access, under which we acquired the U.S. commercial rights to MuGard, or the Access License Agreement. Access is a company focused on developing a range of pharmaceutical products primarily based upon its polymer chemistry technologies and other drug delivery technologies. MuGard was launched by Access in 2010 after receiving 510(k) clearance from the FDA. It is indicated for the management of oral mucositis/stomatitis (that may be caused by radiotherapy and/or chemotherapy) and all types of oral wounds (mouth sores and injuries), including aphthous ulcers/canker sores and traumatic ulcers, such as those caused by oral surgery or ill-fitting dentures or braces. Under the Access License Agreement, Access granted us an exclusive, royalty-bearing license, with the right to grant sublicenses, to certain intellectual property rights, including know-how, patents and trademarks, to use, import, offer for sale, sell, manufacture and commercialize MuGard in the U.S. and its territories, or the U.S. Territory, for the management of all diseases or conditions of the oropharyngeal cavity, including mucositis, or the MuGard Rights. In addition, Access has assigned us all of its right, title and interest in MuGard-related internet and social media outlets and other sales, marketing and promotional materials currently owned or controlled by Access, because, pursuant to the Access License Agreement, Access will no longer commercialize, market, promote, sell or make public communications relating to MuGard in the U.S. Territory, except as may be agreed to by us. We sell MuGard to wholesalers and specialty and retail pharmacies. See Note G to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Access License Agreement and the MuGard Rights.

International Expansion of Ferumoxytol

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

Label Expansion of Ferumoxytol

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

In December 2012, we submitted a supplemental new drug application, or sNDA, to the FDA, seeking approval for Feraheme for the treatment of IDA in adult patients who have failed to or could not use oral iron. The sNDA submission was primarily based on the data from IDA-301 and IDA-302. In addition, the sNDA included data from an interim analysis of IDA-303 and a previously completed post-approval clinical study evaluating Feraheme treatment compared to treatment with another IV iron. We believe that approval for Feraheme for this expanded indication would effectively double the market opportunity for Feraheme, by allowing us to access the half of the non-dialysis IV iron market that is beyond our current approved indication to treat IDA in adult patients with CKD. In March 2013, the FDA accepted our sNDA for review. Under the guidelines of the Prescription Drug User Fee Act, or PDUFA, the FDA has set October 21, 2013 as a target date for completion of their review.

In June 2013, Takeda filed a Type II Variation, which is the EU equivalent of a U.S. sNDA, with the European Medicines Agency, or EMA, seeking marketing approval for Rienso for the treatment of IDA in adult patients. Takeda expects a response from the EMA in the first half of 2014.

Takeda Collaboration

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, certain Asia-Pacific countries (excluding Japan, China and Taiwan), Canada, India and Turkey. In June 2012, we entered into an amendment to the Takeda Agreement, or the Amended Takeda Agreement, as discussed in further detail in Note N to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In connection with the 2012 commercial launches of Feraheme/Rienso by Takeda, we recorded revenue from product sales to Takeda and royalties on sales by Takeda of $0.1 million and $0.2 million, respectively, during the three and six months ended June 30, 2013. In addition, as of June 30, 2013, we had approximately $1.4 million in deferred revenue related to product shipped to Takeda, but not yet sold through to Takeda’s customers and $1.2 million in deferred cost of product sales.

Clinical Development of Feraheme

We have amended and combined into one study the two previously initiated randomized, active-controlled pediatric studies of Feraheme for the treatment of IDA in pediatric CKD patients to meet our FDA post-approval Pediatric Research Equity Act requirement to support pediatric labeling of Feraheme in the U.S. The amended study covers both dialysis-dependent and non-dialysis dependent CKD pediatric patients. The combined study will assess the safety and efficacy of Feraheme treatment as compared to oral iron in approximately 288 pediatric patients.

Our pediatric investigation plan, which was a requirement for submission of the Marketing Authorization Application, or MAA, for ferumoxytol, was approved by the EMA in December 2009 and amended in 2012, and includes the pediatric studies as amended and described above, and two additional pediatric studies requested by the EMA. These studies include a rollover extension study in pediatric CKD patients and a study in pediatric patients with IDA regardless of the underlying cause. The rollover study is open for enrollment. The pediatric IDA study will commence once the appropriate dose of Feraheme is determined from the study data resulting from the amended pediatric studies of Feraheme, described above.

As part of our obligations under the Amended Takeda Agreement and as part of our post-approval commitments to the EMA, we initiated a multi-center clinical trial to determine the safety and efficacy of repeat doses of ferumoxytol for the treatment of IDA in patients with hemodialysis dependent CKD. As part of the post-approval commitment we made to the EMA as a condition of the approval of the MAA for ferumoxytol in the EU, this study includes a treatment arm with iron sucrose using a magnetic resonance imaging, or MRI, sub-analysis to evaluate the potential for iron to accumulate in the body following treatment with IV iron, specifically in the heart and liver, and, where possible, other major organs following repeated IV iron administration over a two year period. Clinical sites were activated for enrollment in the second quarter of 2013. The costs related to the MRI portion of this study are subject to our established cost-sharing arrangement with Takeda.

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

Results of Operations — Three Months Ended June 30, 2013 and 2012

Revenues

Total revenues for the three months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
U.S. Feraheme product sales, net	$17,456	$14,094	$3,362	24%
License fee and other collaboration revenues	2,055	16,592	(14,537)	-88%
Other product sales and royalties	138	326	(188)	-58%
Total	$19,649	$31,012	$(11,363)	-37%

Total revenues during the three months ended June 30, 2013 decreased by $11.4 million as compared to the same period in 2012, primarily as the result of our receipt of a $15.0 million milestone payment from Takeda earned by us in June 2012, partially offset by a $3.4 million increase in U.S. net Feraheme product sales and a $0.5 million increase in license fee and other collaboration revenues associated with our collaboration agreement with Takeda during the three months ended June 30, 2013.

U.S. Feraheme Sales, Net

U.S. Feraheme sales and our product sales allowances and accruals for the three months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended June 30,
	2013	Percent of gross U.S. Feraheme product sales	2012	Percent of gross U.S. Feraheme product sales	$ Change	% Change
Gross U.S. Feraheme product sales	$29,654		$22,320		$7,334	33%
Less provision for product sales allowances and accruals
Discounts and chargebacks	9,227	31%	6,846	31%
Government and other rebates	2,732	9%	1,672	7%
Returns	239	1%	(292)	-1%
Total	12,198	41%	8,226	37%

Net U.S. Feraheme product sales	$17,456		$14,094		$3,362	24%

Our gross U.S. Feraheme product sales increased by $7.3 million during the three months ended June 30, 2013 as compared to the same period in 2012. Of the $7.3 million increase, $5.4 million was due to increased units sold and $1.9 million was due to price increases. This increase was partially offset by $3.4 million of additional allowances and accruals in 2013 excluding a $0.6 million credit related to changes in estimated product return reserves that we recorded in the three months ended June 30, 2012. As a result of these factors, total U.S. net Feraheme product sales increased by $3.4 million during the three months ended June 30, 2013 as compared to the same period in 2012.

Total discounts and chargebacks in the three months ended June 30, 2013 were $9.2 million, or 31% of total gross U.S. Feraheme product sales, remaining stable as compared to $6.8 million, or 31%, in the same period of 2012.

Total government and other rebates were $2.7 million, or 9% of total gross U.S. Feraheme product sales, in the three months ended June 30, 2013 as compared to $1.7 million, or 7%, in the three months ended June

30, 2012. The increase in total government and other rebates as a percentage of gross U.S. Feraheme product sales was related primarily to increased volumes of sales that are covered by volume or market share rebates offered in the three months ended June 30, 2013 as compared to the same period in 2012.

As noted above, during the three months ended June 30, 2012, we reduced our reserve for product returns by approximately $0.6 million due to the lapse of the product return period on certain manufactured Feraheme lots that carried a two year expiration. As a result, the product returns provision applied to gross U.S. Feraheme product sales for the three months ended June 30, 2012 was a credit of $0.3 million resulting in an increase to product sales during that period. We did not make any adjustment to our reserve for product returns during the three months ended June 30, 2013. Actual returns to date have been limited. In future periods, we may be required to adjust our estimates based on additional experience or other changes in expectations, which would result in a corresponding change to our net product sales in the period in which the change is made and could be significant. If actual future results vary from any of our estimates, we may need to adjust our previous estimates, which would also affect our earnings in the period of the adjustment.

For further details related to our revenue recognition and related sales allowances policy, refer to our critical accounting policies included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report and Note B to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Overall, we expect that our reserves as a percentage of gross sales of Feraheme will increase slightly during the remainder of 2013 as compared to the six months ended June 30, 2013 due primarily to our efforts to continue to increase adoption and utilization of Feraheme, our efforts to address continuing reimbursement pressures, our entry into new volume or market share based contracts which offer discounts and rebates, and the expected customer mix and utilization rates. We recently implemented gross price increases for Feraheme, some of which were discounted back to customers under volume or market share based contracts. We anticipate that the effect of these price increases should offset the impact of the widening gross to net adjustment and that the average net revenue per gram of Feraheme should continue to increase in future periods. However, this trend could be negatively affected based on recent sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, as discussed below.

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

•                  The introduction of new competitive products in the iron replacement therapeutic market, such as the recent approval of Injectafer® or potential generic versions of new or currently available drug therapies;

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

•                  The fees charged, and reserves required, related to fees for services provided to wholesalers, distributors, group purchasing organizations and others involved in the purchase or distribution of Feraheme;

•                  The impact of any actual or perceived safety or efficacy issues with Feraheme and any related product recalls;

•                  The impact of any difficulties, disruptions or delays in the manufacturing process for Feraheme/Rienso; and

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

Recent Healthcare Reform Legislation

The Health Care Reform Act was enacted in the U.S. in March 2010 and includes certain cost containment measures including an increase to the minimum rebates for products covered by Medicaid programs and the extension of such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as the expansion of the 340B Drug Discount Program under the Public Health Service Act. This legislation contains provisions that can affect the operational results of companies in the pharmaceutical industry, including us, and other healthcare related industries by requiring them to pay additional rebate costs. For example, in the first quarter of 2010, the minimum statutory Medicaid rebate to states participating in the Medicaid program increased from 15.1% to 23.1%. Given the relatively small portion of our sales that are subject to Medicaid claims, this increase in the minimum Medicaid rebate did not materially reduce our product revenues during the three or six months ended June 30, 2013.

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

In addition, the number of 340B institutions, which provide drugs at reduced rates, was expanded by the Health Care Reform Act to include additional hospitals. The volume of Feraheme business sold to 340B eligible entities is growing faster than the volume of Feraheme business sold to other customers to which we sell, partially as the result of the expansion of 340B eligible entities under the Health Care Reform Act. Feraheme demand within 340B institutions has grown 29% since the second quarter of 2012 as compared to 25% growth in total Feraheme demand during the same period. Because of the federal pricing discounts granted to these 340B institutions, the revenue realized per unit of Feraheme sold to 340B institutions is lower than from other customers.

Further, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. Therefore, after adjustment for deductible and co-insurance, the reimbursement rate for physician-administered drugs including Feraheme, under Medicare Part B has been reduced from average selling price, or ASP, plus 6% to ASP plus 4.3%. Because the majority of our business is through hematology/oncology clinics and out-patient hospital infusion centers, this reduction in the Medicare reimbursement payment for Feraheme may adversely impact our future revenues. We have not determined the magnitude of the impact of this reduction in the Medicare reimbursement rate on our net sales; however, beginning in April 2013, we amended certain of our customer contracts to try to partially address the impact of sequestration on our customers and their patients. These changes could cause our discounts and rebates to rise in future periods and negatively impact our net sales.

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the three months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Milestone revenues recognized from Takeda	$—	$15,000	$(15,000)	-100%
Deferred license fee revenues recognized from Takeda	1,974	1,524	450	30%
Reimbursement revenues primarily from Takeda	81	68	13	19%
Total	$2,055	$16,592	$(14,537)	-88%

Our license fee and other collaboration revenues in the three months ended June 30, 2013 decreased by $14.5 million as compared to the same period in 2012 primarily as the result of the $15.0 million milestone payment earned in June 2012 under the Amended Takeda Agreement upon the marketing authorization granted for ferumoxytol by the European Commission. The $15.0 million decrease was partially offset by $0.5 million of revenue recognized during the three months ended June 30, 2013, which represents the amortized portion of an aggregate of $18.0 million in milestone payments we received from Takeda during the second half of fiscal 2012 related to the commercial launches of Feraheme/Rienso in Canada and the EU. At the time of receipt, we determined that the $18.0 million milestone payments were considered non-substantive milestones and are amortizing them into revenue using the proportional performance method extended over the original life of the Takeda Agreement. We did not receive any non-substantive milestone payments prior to or during the three months ended June 30, 2012. As of June 30, 2013, we had approximately $12.2 million remaining in deferred revenues related to the $18.0 million milestone payments received from Takeda in 2012.

In addition, during each of the three months ended June 30, 2013 and 2012, we recorded $1.5 million of revenues associated with the amortization of $61.0 million of deferred revenues recorded in connection with the original Takeda Agreement. As of June 30, 2013, we had approximately $41.1 million remaining in deferred revenues related to the $61.0 million upfront payments received from Takeda.

Under the terms of the Amended Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs we incur in the conduct of certain regulatory and clinical research activities we manage under the agreement. Because we are acting as the principal in carrying out these activities, any reimbursement payments received from Takeda are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations and offset the costs that we incur during the period in which we perform those activities. During each of the three months ended June 30, 2013 and 2012, we recorded $0.1 million of revenues associated with the reimbursement of out-of pocket regulatory and clinical supply costs in connection with the Amended Takeda Agreement.

We anticipate that our license fee and other collaboration revenues will remain relatively stable for the remainder of 2013 as compared to the six months ended June 30, 2013.

Other Product Sales and Royalties

Other product sales and royalties include product sales of Feraheme/Rienso and GastroMARK® to our licensees, product sales of MuGard and royalties received from our licensees’ sales of Feraheme/Rienso and GastroMARK. The $0.2 million decrease in our other product sales and royalties in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was due to decreased GastroMARK sales as a result of our 2012 termination of our agreements with our GastroMARK licensees, which resulted in no GastroMARK sales during the three months ended June 30, 2013. We have since ceased commercially manufacturing and selling GastroMARK.

We record all product sales and royalties for Feraheme/Rienso sold to Takeda in deferred revenues in our condensed consolidated balance sheet. We recognize these deferred revenues, and the associated cost of product sales, in our condensed consolidated statement of operations at the time Takeda reports to us that sales have been made to its customers. As of June 30, 2013, we had approximately $1.4 million in deferred revenue related to product shipped to Takeda, but not yet sold through to Takeda’s customers and $1.2 million in deferred cost of product sales, which are included in our condensed consolidated balance sheet.

We expect other product sales and royalties to increase for the remainder of the year as compared to the first half of the year due to increased MuGard sales as we continue to commercialize MuGard.

Costs and Expenses

Cost of Product Sales

Cost of product sales are primarily comprised of manufacturing costs, costs of managing our contract manufacturers, and costs for quality assurance and quality control associated with our sales of Feraheme in the U.S., sales of Feraheme/Rienso to Takeda, and MuGard sales. Cost of product sales, for the three months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Cost of Product Sales	$3,145	$3,224	$(79)	-2%
Percentage of Net Product Sales and Royalties	18%	22%

The changes in our cost of product sales from the three months ended June 30, 2012 to the three months ended June 30, 2013 included the following factors:

•                  $0.8 million decrease in cost of product sales due to the 2012 closure of our Cambridge, Massachusetts manufacturing facility and other related production costs;

•                  $0.5 million increase in cost of product sales due to a write-off of inventory that was affected by a voluntary recall of a specific batch of Rienso from the Swiss market in May 2013;

•      $0.3 million increase in cost of product sales due to the sale of pre-approval validation lots in the three months ended June 30, 2012, which in accordance with our capitalization policy, excluded costs that had been expensed prior to FDA approval of the manufacturing process;

•                  $0.1 million increase in cost of product sales due to the higher volume of Feraheme vials sold in the three months ended June 30, 2013 as compared to the same period in 2012, partially offset by a lower average cost per vial sold; and

•                  $0.2 million decrease for costs related to sales of Feraheme/Rienso to Takeda and GastroMARK sales.

We expect our cost of product sales as a percentage of net product sales and royalties to decrease for the remainder of 2013 as compared to the first half of 2013 due primarily to the non-recurring nature of the $0.5 million inventory write-off related to the Swiss recall.

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

Research and development expenses for the three months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA in CKD patients	$745	$1,265	$(520)	-41%
Feraheme to treat IDA regardless of the underlying cause	(398)	2,241	(2,639)	<(100)%
Feraheme as a therapeutic agent, general	244	84	160	>100%
Feraheme manufacturing process development and materials	667	335	332	99%
Other external costs	197	22	175	>100%
Total	$1,455	$3,947	$(2,492)	-63%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	2,229	3,199	(970)	-30%
Equity-based compensation expense	365	525	(160)	-30%
Total	$2,594	$3,724	$(1,130)	-30%

Total Research and Development Expenses	$4,049	$7,671	$(3,622)	-47%

Total research and development expenses incurred in the three months ended June 30, 2013 decreased by $3.6 million, or 47%, as compared to the three months ended June 30, 2012. The $3.6 million decrease was primarily due to reduced external research and development costs of $2.5 million in the three months ended June 30, 2013. In addition, internal research and development costs decreased by $1.1 million in the three months ended June 30, 2013 as compared to the same period in 2012.

The $2.5 million decrease in our external research and development expenses for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, was due primarily to a $2.6 million decrease in costs incurred in connection with our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause, which was completed in 2012. In addition, during the three months ended June 30, 2013, we received a credit from our third-party vendor of $0.5 million related to the close-out of our Feraheme IDA program. The decrease in our external research and development costs was also due to a $0.5 million decrease in costs associated with our CKD-related clinical trials. These decreases were partially offset by a $0.3 million increase in manufacturing process development and material costs and a $0.3 million increase in general Feraheme-related and other external costs.

The $1.1 million, or 30%, decrease in internal research and development expenses in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily attributable to the decrease in compensation and related benefits following our 2012 corporate restructurings, which resulted in lower headcount in our research and development departments. In addition, equity-based compensation expense decreased by $0.2 million, or 30%, primarily as a result of the reduction of headcount, partially offset by additional equity awards to new and existing employees.

Research and Development Activities

We expect research and development expenses to fluctuate for the remainder of 2013 as compared to the three months ended June 30, 2013 and to decrease overall during 2013 as compared to 2012. The quarterly fluctuations will primarily be due to the costs associated with our pediatric studies as well as our post-approval commitment related to the 2012 approval of the Rienso MAA by the EMA, manufacturing process development costs in support of our Feraheme/Rienso development programs, as well as other miscellaneous research- and development-related activities. If enrollment in these clinical studies progresses faster than planned or the development of certain manufacturing process improvements proceeds as planned, we could experience an increase in our research and development expenses for the remainder of the year as compared to the six months ended June 30, 2013. If enrollment in the clinical studies is slower or the manufacturing process improvements proceed slower, then our research and development expenses for the remainder of 2013 will be more consistent with those incurred in the six months ended June 30, 2013. Overall, we expect research and development expenses during 2013 to decrease, as compared to 2012, primarily due to the 2012 completion of our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause and also due to lower compensation and related benefits costs in 2013 following our 2012 corporate restructurings, which resulted in lower headcount in our research and development departments.

We do not track our internal costs by project since our research and development personnel work on a number of projects concurrently and much of our fixed costs benefit multiple projects or our operations in general. We track our external costs on a major project basis, in most cases through the later of the completion of the last trial in the project or the last submission of a regulatory filing to the FDA or applicable foreign regulatory body. The following two major research and development projects are currently ongoing:

•                  Feraheme to treat IDA regardless of the underlying cause. This project was completed in the second quarter of 2013 and consisted of the following studies: (1) a completed Phase III clinical study evaluating Feraheme treatment as compared to treatment with placebo; (2) a completed Phase III clinical study evaluating Feraheme treatment as compared to treatment with another IV iron; and (3) a completed extension study.

•                  Feraheme to treat IDA in CKD patients. This project currently includes: (1) a completed clinical study evaluating Feraheme treatment as compared to treatment to another IV iron to support the 2010 MAA submission; (2) a pediatric study that is being conducted as part of our post-approval Pediatric Research Equity Act requirement to support pediatric CKD labeling of Feraheme; (3) two additional pediatric studies to be completed in accordance with our approved pediatric investigation plan to support the MAA submission; (4) an ongoing multi-center clinical trial to determine the safety and efficacy of repeat doses of Feraheme for the treatment of IDA in patients with hemodialysis dependent CKD, including a treatment arm with iron sucrose using an MRI sub-analysis to evaluate the potential for iron to accumulate in the body following repeated IV iron administration.

Through June 30, 2013, we have incurred aggregate external research and development expenses of approximately $57.8 million related to our current program for the development of Feraheme to treat IDA regardless of the underlying cause. We track our external costs by major project, in most cases through the final regulatory submission. In July 2013, Takeda submitted a Type II variation with the EMA seeking marketing approval for Rienso for the treatment of IDA in adult patients and therefore because we do not expect to incur additional costs related to this project we do not intend to continue to track external costs for this project.

Through June 30, 2013, we have incurred aggregate external research and development expenses of approximately $25.4 million related to our current program for the development of Feraheme to treat IDA in CKD patients. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $22.0 to $32.0 million over the next several years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs related to our commercial personnel, including our specialty sales force, medical education professionals, pharmacovigilance and safety monitoring and other commercial support personnel, costs related to our administrative personnel, including our legal, finance, business development, human resources, information technology, investor relations and executive personnel, external and facilities costs required to support the marketing and sale of Feraheme and MuGard and other costs associated with our corporate activities.

Selling, general and administrative expenses for the three months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Compensation, payroll taxes and benefits	$5,709	$6,151	$(442)	-7%
Sales and marketing consulting, professional fees, and other expenses	3,219	3,494	(275)	-8%
General and administrative consulting, professional fees and other expenses	4,744	4,472	272	6%
Equity-based compensation expense	1,539	984	555	56%
Total	$15,211	$15,101	$110	1%

Total selling, general and administrative expenses incurred in the three months ended June 30, 2013 remained relatively stable as compared to the three months ended June 30, 2012 for the following reasons:

•                  $0.4 million decrease in compensation, payroll taxes and benefits during the three months ended June 30, 2013 as compared to the same period in 2012 due to reduced headcount in our sales and marketing functions primarily related to the realignment of our sales territories during 2012;

•                  $0.3 million decrease in sales and marketing consulting, professional fees, and other expenses during the three months ended June 30, 2013 as compared to the same period in 2012 primarily due to costs associated with a reduced headcount in our sales and marketing functions, partially offset by increased costs related to advertising and marketing materials and certain other general marketing costs incurred in connection with the preparation of the potential commercial launch of Feraheme in the broader IDA market;

•                  $0.3 million increase in general and administrative consulting, professional fees and other expenses during the three months ended June 30, 2013 as compared to the same period in 2012 primarily due to $0.8 million of transaction and other costs related to the acquisition of the MuGard Rights, $0.3 million of increased consulting and other legal activities, including costs relating to the Physician Payment Sunshine Act and related regulations, $0.4 million of increased accelerated depreciation expense related to certain leasehold improvements and furniture and fixtures associated with a portion of our principal executive offices to reflect our current estimate of useful lives of these assets, and $0.3 million of expense related to the closure of our Cambridge, Massachusetts manufacturing facility. Additional accelerated depreciation expense related to leasehold improvements and furniture and fixtures could be possible in future periods. These increased costs were partially offset by $1.6 million in termination fees which we paid during the three months ended June 30, 2012 to our GastroMARK licensees in connection with the termination of our license agreements with them.

•                  $0.6 million increase in equity-based compensation expense for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 due primarily to the expense associated with equity awards to new and existing employees.

We expect total selling, general and administrative expenses will increase slightly for the remainder of the year as compared to the first half of 2013 due to costs associated with the preparing for a potential launch of Feraheme in the broader IDA market, updating our product label and marketing materials and increasing our marketing costs in support of a larger physician and patient opportunity if regulatory approval is obtained, and marketing materials and costs associated with the commercialization of MuGard.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Interest and dividend income, net	$256	$338	$(82)	-24%
Gains on sale of assets	566	—	566	N/A
Gains (losses) on investments, net	26	(1,471)	1,497	<(100)%
Total	$848	$(1,133)	$1,981	<(100)%

Other income (expense) for the three months ended June 30, 2013 increased by $2.0 million as compared to the three months ended June 30, 2012. This increase was primarily attributable to non-recurring nature of the June 2012 $1.5 million loss realized on the sale of our then-remaining auction rate securities. Additionally, during the three months ended June 30, 2013, we recognized $0.5 million of gains in connection with the sale of Combidex®, a molecular imaging agent for which we were not actively pursuing development, and $0.1 million gains on the sale of fixed assets related to our Cambridge, Massachusetts manufacturing facility. These increases in other income (expense) were partially offset by a decrease in interest and dividend income primarily as the result of lower average cash balances during the three months ended June 30, 2013 as compared to the same period in 2012.

We expect interest and dividend income for the remainder of 2013 to remain relatively consistent as compared to the first half of 2013.

Net (Loss) Income

For the reasons stated above, we incurred a net loss of $1.9 million, or $0.09 per basic and diluted share, for the three months ended June 30, 2013 as compared to net income of $3.3 million, or $0.16 per basic share and $0.15 per diluted share, for the three months ended June 30, 2012.

Results of Operations - Six Months Ended June 30, 2013 and 2012

Revenues

Total revenues for the six months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
U.S. Feraheme product sales, net	$33,034	$27,720	$5,314	19%
License fee and other collaboration revenues	4,058	18,345	(14,287)	-78%
Other product sales and royalties	437	427	10	2%
Total	$37,529	$46,492	$(8,963)	-19%

Total revenues during the six months ended June 30, 2013 decreased by $9.0 million as compared to the same period in 2012, primarily as the result of our receipt of a $15.0 million milestone payment earned by us in June 2012, partially offset by a $5.3 million increase in U.S. net Feraheme product sales and a $0.7 million increase in license fee and other collaboration revenues associated with our collaboration agreement with Takeda during the six months ended June 30, 2013.

U.S. Feraheme Product Sales, Net

U.S. Feraheme product sales and our product sales allowances and accruals for the six months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Six Months Ended June 30,
	2013	Percent of gross U.S. Feraheme product sales	2012	Percent of gross U.S. Feraheme product sales	$ Change	% Change
Gross U.S. Feraheme product sales	$55,305		$43,032		$12,273	29%
Less provision for product sales allowances and accruals
Discounts and chargebacks	16,720	30%	12,738	30%
Government and other rebates	5,119	9%	3,132	7%
Returns	432	1%	(558)	-1%
Total	22,271	40%	15,312	36%

Net U.S. Feraheme product sales	$33,034		$27,720		$5,314	19%

Our gross U.S. Feraheme product sales increased by $12.3 million during the six months ended June 30, 2013 as compared to the same period in 2012. Of the $12.3 million increase, $8.4 million was due to increased units sold and $3.9 million was due to price increases. This increase was partially offset by $5.9 million of additional allowances and accruals in 2013, excluding a $1.1 million credit related to changes in estimated product return reserves that we recorded in the six months ended June 30, 2012. As a result of these factors, total net U.S. Feraheme product sales increased by $5.3 million during the six months ended June 30, 2013 as compared to the same period in 2012.

Total discounts and chargebacks in the six months ended June 30, 2013 were $16.7 million, or 30% of total gross U.S. Feraheme product sales, remaining stable as compared to $12.7 million, or 30%, in the same period of 2012.

Total government and other rebates were $5.1 million, or 9% of total gross U.S. Feraheme product sales, in the six months ended June 30, 2013 as compared to $3.1 million, or 7%, in the six months ended June 30, 2012. The increase in total government and other rebates as a percentage of gross U.S. Feraheme product sales was related primarily to increased volumes of sales that are covered by volume or market share rebates offered in the six months ended June 30, 2013 as compared to same period in 2012.

As noted above, during the six months ended June 30, 2012, we reduced our reserve for product returns by approximately $1.1 million due to the lapse of the product return period on certain manufactured Feraheme lots that carried a two year expiration. As a result, the product returns provision applied to gross U.S. Feraheme product sales for the six months ended June 30, 2012 was a credit of $0.6 million resulting in an increase to product sales during that period. We did not make any adjustment to our reserve for product returns during the six months ended June 30, 2013. Actual returns to date have been limited. In future periods, we may be required to adjust our estimates based on additional experience or other changes in expectations, which would result in a corresponding change to our net product sales in the period in which the change is made and could be significant. If actual future results vary from any of our estimates, we may need to adjust our previous estimates, which would also affect our earnings in the period of the adjustment.

An analysis of the amount of, and change in, reserves for the six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2013	$1,771	$2,430	$1,018	$5,219
Current provisions relating to sales in current year	16,720	5,119	432	22,271
Payments/returns relating to sales in current year	(15,521)	(2,268)	—	(17,789)
Payments/returns relating to sales in prior years	(310)	(1,511)	—	(1,821)
Balance at June 30, 2013	$2,660	$3,770	$1,450	$7,880

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2012	$1,822	$3,101	$2,842	$7,765
Current provisions relating to sales in current year	12,738	3,226	531	16,495
Adjustments relating to sales in prior years	—	(94)	(1,089)	(1,183)
Payments/returns relating to sales in current year	(10,644)	(1,574)	—	(12,218)
Payments/returns relating to sales in prior years	(1,859)	(1,584)	(290)	(3,733)
Balance at June 30, 2012	$2,057	$3,075	$1,994	$7,126

During the six months ended June 30, 2012, we decreased our product sales allowances and accruals by approximately $1.2 million for changes in estimates relating to sales in prior years. The $1.2 million adjustments in the six months ended June 30, 2012 were primarily caused by the reduction of our reserve by $1.1 million for previously reserved returns, as discussed above. We did not record any changes in estimates relating to sales in prior years during the six months ended June 30, 2013.

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the six months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Milestone revenues recognized from Takeda	$—	$15,000	$(15,000)	-100%
Deferred license fee revenues recognized from Takeda	3,948	3,048	900	30%
Reimbursement revenues primarily from Takeda	110	297	(187)	-63%
Total	$4,058	$18,345	$(14,287)	-78%

Our license fee and other collaboration revenues in the six months ended June 30, 2013 decreased by $14.3 million as compared to the same period in 2012 primarily as the result of the $15.0 million milestone payment earned in June 2012 under the Amended Takeda Agreement upon the marketing authorization granted for ferumoxytol by the European Commission. This $15.0 million decrease was partially offset by $0.9 million of revenue recognized during the six months ended June 30, 2013 as the result of the amortization of the $18.0 million milestone payments we received from Takeda during 2012, as discussed above. We did not receive any non-substantive milestone payments prior to or during the six months ended June 30, 2012. In addition, during each of the six months ended June 30, 2013 and 2012, we recorded $3.0 million of revenues associated with the amortization of $61.0 million of deferred revenues recorded in connection with the original Takeda Agreement, as discussed above.

During the six months ended June 30, 2013 and 2012, we also recorded $0.1 million and $0.3 million, respectively, of revenues associated with the reimbursement of out-of pocket regulatory and clinical supply costs in connection with the Amended Takeda Agreement.

Other Product Sales and Royalties

Our other product sales and royalties in the six months ended June 30, 2013 remained relatively constant as compared to the six months ended June 30, 2012 and consisted of GastroMARK sales to our licensees and sales and royalty revenue related to the Amended Takeda Agreement.

Costs and Expenses

Cost of Product Sales

Cost of product sales, for the six months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Cost of Product Sales	$6,087	$5,870	$217	4%
Percentage of Net Product Sales and Royalties	18%	21%

The changes in our cost of product sales from the six months ended June 30, 2012 to the six months ended June 30, 2013 included the following factors:

•                  $1.7 million decrease in cost of product sales due to the 2012 closure of our Cambridge, Massachusetts manufacturing facility and other related production costs;

•                  $0.5 million increase in cost of product sales due to a write-off of inventory that was affected by a voluntary recall of a specific batch of Rienso from the Swiss market in May 2013;

•      $1.0 million increase in cost of product sales due to the sale of pre-approval validation lots in the six months ended June 30, 2012, which in accordance with our capitalization policy, excluded costs that had been expensed prior to FDA approval of the manufacturing process;

•                  $0.4 million increase in cost of product sales due to the higher volume of Feraheme vials sold in the six months ended June 30, 2013 as compared to the same period in 2012, partially offset by a lower average cost per vial sold; and

•                  $0.6 million increase due to higher average production cost of certain vials sold in the six months ended June 30, 2013 as compared to the same period in 2012.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA in CKD patients	$1,565	$1,995	$(430)	-22%
Feraheme to treat IDA regardless of the underlying cause	98	9,022	(8,924)	-99%
Feraheme as a therapeutic agent, general	348	172	176	>100%
Feraheme manufacturing process development and materials	940	1,218	(278)	-23%
Other external costs	301	78	223	>100%
Total	$3,252	$12,485	$(9,233)	-74%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	4,904	6,701	(1,797)	-27%
Equity-based compensation expense	1,297	947	350	37%
Total	$6,201	$7,648	$(1,447)	-19%

Total Research and Development Expenses	$9,453	$20,133	$(10,680)	-53%

Total research and development expenses incurred in the six months ended June 30, 2013 decreased by $10.7 million, or 53%, as compared to the six months ended June 30, 2012. The $10.7 million decrease was primarily due to reduced external research and development costs of $9.2 million in the six months ended June 30, 2013. In addition, internal research and development costs decreased by $1.4 million in the six months ended June 30, 2013 as compared to the same period in 2012.

The $9.2 million decrease in our external research and development expenses for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, was due primarily to a $8.9 million decrease in costs incurred in connection with our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause, which was completed in 2012 and a $0.4 million decrease in costs associated with our CKD-related clinical trials. In addition, manufacturing process development and material costs decreased by $0.3 million in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. During the six months ended June 30, 2012, we wrote-off pre-approval inventory which we no longer believed was suitable for sale.

The $1.4 million, or 19%, decrease in internal research and development expenses in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily attributable to the decrease in compensation and related benefits following our 2012 corporate restructurings, which resulted in lower headcount in our research and development departments, partially offset by incremental equity-based compensation expense for additional equity awards to new and existing employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Compensation, payroll taxes and benefits	$11,736	$12,958	$(1,222)	-9%
Sales and marketing consulting, professional fees, and other expenses	6,166	6,026	140	2%
General and administrative consulting, professional fees and other expenses	8,448	7,129	1,319	19%
Equity-based compensation expense	2,866	2,169	697	32%
Total	$29,216	$28,282	$934	3%

Total selling, general and administrative expenses incurred in the six months ended June 30, 2013 increased by $0.9 million, or 3%, as compared to the six months ended June 30, 2012 for the following reasons:

•                  $1.2 million decrease in compensation, payroll taxes and benefits during the six months ended June 30, 2013 as compared to the same period in 2012 due to reduced headcount in our sales and marketing functions primarily related to the realignment of our sales territories during 2012;

•                  $0.1 million increase in sales and marketing consulting, professional fees, and other expenses during the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to increased costs related to advertising and marketing materials and certain other general marketing costs incurred in connection with the preparation of the potential commercial launch of Feraheme in the broader IDA market, partially offset by decreased costs associated with a reduced headcount in our sales and marketing functions;

•                  $1.3 million increase in general and administrative consulting, professional fees and other expenses during the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to $0.8 million of transaction and other costs related to the acquisition of the MuGard Rights, $0.7 million of increased consulting and legal activities, including costs relating to the Physician Payment Sunshine Act and related regulations, $0.6 million of increased accelerated depreciation expense related to certain leasehold improvements and furniture and fixtures associated with a portion of our principal executive offices to reflect our current estimate of useful lives of these assets, and $0.5 million of costs related to the closure of our Cambridge, Massachusetts manufacturing facility. These increased costs were partially offset by $1.6 million in termination fees which we paid during the second quarter of 2012 to our GastroMARK licensees in connection with the termination our license agreements with them; and

•                  $0.7 million increase in equity-based compensation expense for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due primarily to the expense associated with equity awards to new and existing employees.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Interest and dividend income, net	$527	$731	$(204)	-28%
Gains on sale of assets	865	—	865	N/A
Gains (losses) on investments, net	32	(1,471)	1,503	<(100)%
Total	$1,424	$(740)	$2,164	<(100)%

Other income (expense) for the six months ended June 30, 2013 increased by $2.2 million as compared to the six months ended June 30, 2012. This increase was primarily attributable to the non-recurring nature of the June 2012 $1.5 million loss realized on the sale of our then-remaining auction rate securities. Additionally, during the six months ended June 30, 2013, we recognized $0.5 million of gains in connection with the sale of Combidex®, a molecular imaging agent which we are not actively pursuing development and $0.4 million gains on the sale of fixed assets related to our Cambridge, Massachusetts manufacturing facility. These increases in other income (expense) were partially offset by a decrease in interest and dividend income as the result of lower average cash balances during the first half of 2013 as compared to the same period in 2012.

Net Loss

For the reasons stated above, we incurred a net loss of $5.8 million, or $0.27 per basic and diluted share, for the six months ended June 30, 2013 as compared to a net loss of $9.1 million, or $0.43 per basic and diluted share, for the six months ended June 30, 2012.

Liquidity and Capital Resources

General

We finance our operations primarily from the sale of Feraheme/Rienso, including payments from our licensees, cash generated from our investing activities and the sale of our common stock. We expect to continue to incur significant expenses as we continue to manufacture, market and sell Feraheme/Rienso as an IV iron replacement therapeutic for use in adult CKD patients in the U.S., Canada, Switzerland and the EU, as we market and sell MuGard in the U.S. and as we further develop and seek regulatory approval for Feraheme/Rienso for the treatment of IDA in a broad range of patients in and outside of the U.S.

As of June 30, 2013, our investments consisted of corporate debt securities, U.S. treasury and government agency securities and commercial paper. We place our cash, cash equivalents and investments in instruments that meet high credit quality and diversification standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer, excluding U.S. government entities, and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

Cash, cash equivalents and investments as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012	$ Change	% Change
Cash and cash equivalents	$27,802	$46,293	$(18,491)	-40%
Short-term investments	184,611	180,750	3,861	2%
Total	$212,413	$227,043	$(14,630)	-6%

The $14.6 million decrease in cash, cash equivalents and investments as of June 30, 2013 from December 31, 2012 was primarily due to cash expended to fund our operations and working capital and cash used to purchase the MuGard Rights, partially offset by cash received from Feraheme sales, product sales and royalty payments from Takeda and interest income.

We expect that our cash, cash equivalents and investments balances, in the aggregate, will decrease slightly from their current balances during the remainder of 2013. Our expectation assumes our continued investment in the development of Feraheme and the commercialization of Feraheme and MuGard. We believe that our cash, cash equivalents and investments as of June 30, 2013 and the cash we currently expect to receive from sales of Feraheme, earnings on our investments, product sales and royalty payments from Takeda, and net product sales of MuGard will be sufficient to satisfy our cash flow needs for at least the next twelve months, including projected operating expenses related to our ongoing development and commercialization programs for Feraheme.

Cash flows from operating activities

During the six months ended June 30, 2013, our use of $10.3 million of cash in operations was attributable principally to our net loss of approximately $5.8 million, adjusted for the following:

•                  Non-cash operating items of $6.5 million including equity-based compensation expense, depreciation and amortization, amortization of premium/discount on purchased securities, gains on the sale of assets, a write-off of inventory, net gains (losses) on investments, and other non-cash items;

•                  An aggregate decrease in deferred revenues and other long-term liabilities of $4.0 million;

•                  An aggregate increase of $0.9 million in accounts receivable, prepaid assets and inventories; and

•                  An aggregate decrease of $6.1 million in accounts payable and accrued expenses.

Our net loss of $5.8 million was primarily the result of compensation and other expenses, commercialization expenses, including marketing and promotion costs, research and development costs, including costs associated with our clinical trials, and general and administrative costs, partially offset by net product sales and collaboration revenues.

Cash flows from investing activities

Cash used in investing activities in the six months ended June 30, 2013 was $8.8 million and was primarily attributable to the purchases of investments, partially offset by proceeds from the sales and maturities of our investments. In addition, in June 2013, we used $3.4 million of available cash and cash equivalents to purchase the MuGard Rights and related inventory.

Contractual Obligations

On June 10, 2013, we entered into a lease agreement with BP Bay Colony LLC, or the Landlord, for the lease of certain real property located at 1100 Winter Street, Waltham, Massachusetts, or the Premises, for use as our principal executive offices. The initial term of the lease is five years and two months with one five-year extension term at our option. During the extension period, the base rent will be an amount agreed upon by us and the Landlord. In addition to base rent, we are also required to pay a proportionate share of the Landlord’s operating costs. The Landlord has agreed to pay for certain agreed-upon improvements (which we expect to be completed by September) and we will pay for any increased costs due to changes by us in the agreed-upon plans.

In addition, in connection with our new facility lease, in June 2013 we delivered to the Landlord a security deposit of approximately $0.4 million in the form of an irrevocable letter of credit. This security deposit will be reduced to $0.3 million on the second anniversary of the Commencement Date.

On June 10, 2013, we also entered into an Assignment and Assumption of Lease, or the Assignment Agreement, with Shire Human Genetic Therapies, Inc., or Shire, effecting the assignment to Shire of the right to occupy our current office space located at 100 Hayden Avenue, Lexington, Massachusetts, or the Current Space. Under the Assignment Agreement, the assignment to Shire will be effective on the later of September 1, 2013 or the date of our departure from the Current Space, and Shire will assume all of our obligations as the tenant of the Current Space. The Assignment Agreement also provides for the conveyance of furniture and other personal property by us to Shire. As a result, we anticipate that our lease obligations will decrease by an aggregate of approximately $3.2 million through August 31, 2016, the date on which the lease on our Current Space is set to expire.

See Note M to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our new facility-related agreements, including payment obligations under the initial term of our lease with the Landlord.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition related to product sales and collaboration agreements, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment and determining values of investments, the fair value of our assets held for sale, contingent consideration, the impairment of long-lived assets, including intangible assets, accrued expenses and equity-based compensation expense. Actual results could differ materially from those estimates. In making these estimates and assumptions, management employs critical accounting policies. Our critical accounting policies include revenue recognition and related sales allowances, valuation of investments, business combinations, intangible assets, contingent consideration, and equity-based compensation. For a detailed description, refer to our critical accounting policies included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report and Note B to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Other than the following, there have been no material changes to our critical accounting policies discussed in our Annual Report.

Business Combination

On June 6, 2013, or the Acquisition Date, we acquired the MuGard Rights and inventory for total consideration of $17.4 million, consisting of a cash payment of $3.4 million and contingent consideration with an estimated fair value of $14.0 million. The transaction was accounted for as a business combination under the acquisition method of accounting, which requires, with limited exceptions, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the Acquisition Date. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired related to the MuGard Rights (in thousands):

Assets Acquired:
MuGard intangible asset	$17,193
Inventory	241
Net identifiable assets acquired	$17,434

We recorded $17.2 million of finite-lived intangible assets related to the MuGard Rights, which is being amortized using an economic consumption model over ten years, which represents our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived. The fair value of the acquired MuGard intangible asset was determined using an income approach, including a discount rate of 19%. This approach begins with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income approach include the following:

•                  The amount and timing of projected future cash flows, adjusted for the probability of marketing success;

•                  The discount rate selected to measure the risks inherent in the future cash flows; and

•                  An assessment of the asset’s life-cycle and the competitive trends impacting the asset.

Estimating the fair value of assets acquired in a business combination requires significant judgment. We believe the fair values assigned to the assets acquired are based on reasonable assumptions, however, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Intangible Assets and Impairment

Intangible assets represent the fair value of the MuGard Rights. We will amortize these assets using an economic consumption model over ten years. We believe this is the best approximation of the period over which we will derive the majority of value of the MuGard Rights. Intangible assets are reviewed for impairment at least annually and whenever facts or circumstances suggest that the carrying value of these assets may not be recoverable. Our policy is to identify and record impairment losses, if necessary, on intangible assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Acquisition—Related Contingent Consideration

The acquisition of the MuGard Rights included contingent consideration to be paid to Access based on the occurrence of future events, in particular the payment of royalties to Access. Acquisition-related contingent consideration is initially recognized at fair value and then remeasured each reporting period, with changes in fair value recorded in our condensed consolidated statements of operations. We have estimated the fair value of the contingent consideration related to the acquisition of the MuGard Rights to be $14.0 million as of the date of the acquisition. The fair value of these contingent payments was calculated based on estimated sales and were discounted using a rate of 15%. Each quarter we will revalue the contingent consideration obligations associated with the acquisition of the MuGard Rights to their then fair value and record increases in the fair value as contingent consideration expense and record decreases in their fair value as a reduction of contingent consideration expense. Changes in contingent consideration expense result from changes in the assumptions regarding probabilities of the estimated timing and amount of royalty payments to Access and the discount rate used to estimate the fair value of the liability. Contingent consideration expense may change significantly as we gain more information related to sales of MuGard, impacting our assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value.

Impact of Recently Issued and Proposed Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income, or AOCI. The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the income statement or as a separate disclosure in the notes of the financial statements. The amendment is effective for annual or interim reporting periods beginning after December 31, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures. See Note J to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding AOCI.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A purported class action complaint was originally filed on March 18, 2010 in the U.S. District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Chief Financial Officer, the then-members of our Board of Directors, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11, 2011, the District Court issued an Opinion and Order dismissing the SAC in its entirety for failure to state a claim upon which relief could be granted. A separate Order of Dismissal was filed on August 15, 2011. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit, or the Court of Appeals. After briefing was completed by all parties, the Court of Appeals heard oral argument on May 11, 2012. On February 4, 2013, the Court of Appeals affirmed in part and reversed in part the District Court’s Opinion and Order, and remanded the case to the District Court. On February 19, 2013, we filed a Petition for Panel Hearing Rehearing or Rehearing En Banc, asking the Court of Appeals to reconsider its decision. On March 15, 2013, the Court of Appeals denied this petition. On March 22, 2013, we filed a Motion to Stay the Mandate remanding the case to the District Court pending review of the Court of Appeals’ February 4, 2013 decision by the U.S. Supreme Court. The Court of Appeals granted this Motion to Stay the Mandate on April 8, 2013. On June 13, 2013, we filed an appeal to the U.S. Supreme Court, or a writ of certiorari, seeking review of the First Circuit’s decision and to have that decision overturned. The plaintiffs have until August 16, 2013 to file their response.

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

In July 2013, we submitted a Citizen Petition to the FDA regarding its December 2012 draft guidance providing product-specific bioequivalence recommendations for generic versions of ferumoxytol injection. In the Citizen Petition, we requested that the FDA (i) refrain from approving any abbreviated new drug application referencing Feraheme until certain post-market contract studies on Nulecit™, the only U.S. approved generic IV iron product, have been completed and have demonstrated that the FDA’s proposed pre-market approval standards for generic IV iron formulations are sufficient to ensure therapeutic equivalence, including comparable tissue distribution and no more in vivo labile iron leakage than the reference listed drug, or RLD; and (ii) require that any sponsors of proposed generic versions of Feraheme show that their products are equivalent to the RLD using (a) a comparative study in patients using clinical endpoints and (b) the additional assays that FDA has described for the proposed Nulecit™ post-market contract studies. We cannot predict when or if the FDA will respond to, or otherwise take any action with respect to, the Citizen Petition.

See Note M to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our legal proceedings, including how we accrue liabilities for legal contingencies.

Item 1A. Risk Factors:

We are primarily dependent on the success of Feraheme/Rienso.

We currently derive and expect to continue to derive substantially all of our revenue from sales of Feraheme/Rienso by us in the U.S. and by our licensees, including Takeda Pharmaceutical Company Limited, or Takeda, outside of the U.S. and, therefore, our ability to become profitable is primarily dependent on our and our licensees’ successful commercialization and development of Feraheme/Rienso. Accordingly, if we are unable to generate sufficient revenues from sales of Feraheme/Rienso, or from milestone payments and royalties we may receive related to Feraheme/Rienso, we may never be profitable, our financial condition will be materially adversely affected, and our business prospects will be limited.

We intend to continue to dedicate significant resources to the development and commercialization of Feraheme/Rienso. However, we or Takeda may not be successful in our efforts to successfully commercialize Feraheme/Rienso in its current chronic kidney disease, or CKD, indication or to expand the approved indication of Feraheme/Rienso to include additional indications. Although we filed a supplemental New Drug Application, or sNDA, in the U.S. in December 2012 for Feraheme in patients with iron deficiency anemia, or IDA, who had failed to or could not use oral iron, the U.S. Food and Drug Administration, or the FDA, may not accept or approve our sNDA, or may require that we narrow the scope of our proposed indication. In addition, in June 2013, Takeda filed a Type II Variation, which is the European Union, or EU, equivalent of a U.S. sNDA, with the European Medicines Agency, or EMA, seeking marketing approval for Rienso for the treatment of IDA in adult patients. However, we have no control over Takeda’s interactions with the European regulatory agencies and we cannot be assured when and if the EMA will approve the filing. Any failure by us or Takeda to gain marketing approval for Feraheme/Rienso for the treatment of IDA regardless of the underlying cause could limit long-term shareholder value and adversely affect the future prospects of our business.

We are not currently conducting or sponsoring research to expand our product development pipeline beyond Feraheme/Rienso. However, we are seeking additional business development transactions, such as in-licensing, acquisitions or collaborations that would be complementary to our business. For example, in June 2013, we acquired the rights to market and sell MuGard™ Mucoadhesive Oral Wound Rinse for the management of oral mucositis. Even if we continue to expand our product portfolio, our revenues and operations may not be as diversified as some of our competitors who may have numerous products or product candidates.

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

In addition, in December 2012, the FDA published draft guidance regarding new draft product-specific bioequivalence for drug products containing ferumoxytol. The FDA generally publishes product-specific bioequivalence guidance after it has received an inquiry from a generic drug manufacturer about submitting an ANDA for the product in question; thus, it is possible that a generic drug manufacturer has approached the FDA requesting guidance about submitting an ANDA for ferumoxytol, the active ingredient in Feraheme, and that such an ANDA may be filed in the near future. Because the FDA may deny our request for reconsideration of NCE status for Feraheme and because the published bioequivalence guidance could encourage a generic entrant seeking a path to approval of a generic ferumoxytol to file an ANDA, we could face generic competition in the near-term or have to engage in extensive litigation with a generic competitor to protect our patent rights, either of which could adversely affect our business and results of operations. In July 2013, we filed a Citizen Petition in response to the

FDA regarding its December 2012 draft guidance, however we cannot predict when or if the FDA will respond to, or otherwise take any action with respect to, the Citizen Petition. Companies that manufacture generic products typically invest far fewer resources in research and development than the manufacturers of branded products and can therefore price their products significantly lower than those branded products already on the market. Therefore, competition from generic IV iron products could limit our U.S. sales and any royalties we may receive from Takeda, which would have an adverse impact on our business and results of operations.

We are completely dependent on third parties to manufacture Feraheme/Rienso and any difficulties, disruptions or delays in the Feraheme/Rienso manufacturing process, including any transition to alternative source manufacturing facilities, could increase our costs, impact our ability to meet our or Takeda’s demand forecasts, or adversely affect our profitability and future business prospects.

In 2012, we ceased our manufacturing operations at our Cambridge, Massachusetts manufacturing facility. Consequently, we currently rely solely on our third-party contract manufacturers to manufacture Feraheme/Rienso for our commercial and clinical use in the U.S., the EU and Switzerland. We do not currently have an alternative manufacturer for our Feraheme/Rienso drug substance and finished drug product and we may not be able to enter into agreements with second source manufacturers whose facilities and procedures comply with current good manufacturing practices, or cGMP, regulations and other regulatory requirements on a timely basis and with terms that are favorable to us, if at all. Prior to ceasing our manufacturing operations in 2012, we manufactured Feraheme drug substance and drug product for use in the Canadian market at our Cambridge facility. Although we and Takeda are working to obtain regulatory approval of the manufacturing facilities at our current third-party contract manufacturers to produce Feraheme for sale in Canada, we do not currently have manufacturing facilities for this geography.

Our ability to have Feraheme/Rienso manufactured in sufficient quantities and at acceptable costs to meet our commercial demand and clinical development needs is dependent on the uninterrupted and efficient operation of our third-party contract manufacturing facilities. Any difficulties, disruptions or delays in the Feraheme/Rienso manufacturing process could result in product defects or shipment delays, recall or withdrawal of product previously shipped for commercial or clinical purposes, inventory write-offs or the inability to meet commercial demand for Feraheme/Rienso in a timely and cost-effective manner. Furthermore, our current third-party manufacturer does not manufacture for us exclusively and may exhaust some or all of its resources meeting the demand of other customers. Any potential manufacturing delays resulting from insufficient manufacturing capacity due to scheduling conflicts at our third-party manufacturers to produce sufficient quantities of Feraheme/Rienso to meet our demand forecasts or any other difficulties in our manufacturing process could result in our inability to meet our commercial demand for Feraheme/Rienso.

In addition, securing additional third-party contract manufacturers for Feraheme/Rienso will require significant time for transitioning the necessary manufacturing processes and for appropriate oversight and may increase the risk of certain problems, including cost overruns, process reproducibility, stability issues, the inability to deliver required quantities of product that conform to specifications in a timely manner, or the inability to manufacture Feraheme/Rienso in accordance with cGMP. If we are unable to have Feraheme/Rienso manufactured on a timely or sufficient basis because of these or other factors, we may not be able to meet commercial demand or our clinical development needs for Feraheme/Rienso or may not be able to manufacture Feraheme/Rienso in a cost-effective manner, particularly in light of the fixed price at which we are required to supply Feraheme/Rienso to Takeda under our License, Development and Commercialization Agreement, as amended in June 2012, or the Amended Takeda Agreement. As a result, we may lose sales, fail to generate increased revenues, suffer regulatory setbacks and/or we may lose money on our supply of Feraheme/Rienso to Takeda, any of which could have an adverse impact on our potential profitability and future business prospects.

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

For example, in November 2010, following discussions with the FDA, we revised the Feraheme package insert, which includes essential information regarding the FDA-approved use of Feraheme, including, among other things, the approved indication, side effects, and dosage instructions, to include bolded warnings and precautions that describe events that have been reported during post-marketing review after Feraheme administration, including life-threatening hypersensitivity reactions and clinically significant hypotension. We directly alerted healthcare providers of the changes to the Feraheme package insert. In June 2011, we made further changes to the Feraheme package insert based on additional post-marketing data. These or any future changes to the Feraheme package insert could adversely impact our or Takeda’s ability to successfully compete in the IV iron market and could have an adverse impact on potential sales of Feraheme and our future business prospects.

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

As more data become available and an increased number of patients are treated with Feraheme/Rienso, new safety or drug interaction issues may arise and require us to, among other things, provide additional warnings and/or restrictions on the Feraheme/Rienso package insert, including a boxed warning in the U.S. or similar warnings outside of the U.S., directly alert healthcare providers of new safety information, narrow our approved indications, alter or terminate current or future trials for additional uses of Feraheme, or even remove Feraheme/Rienso from the market, any of which could have a significant adverse impact on potential sales of Feraheme/Rienso or require us to expend significant additional funds. For example, in May 2013, Takeda recalled a single batch of Rienso from the Swiss market after becoming aware of four post-marketing adverse event reports relating to potential anaphylaxis/hypersensitivity reactions of varying severity following the administration of Rienso. One of these cases included a report of a fatality. The marketing authorization for Rienso and other IV iron formulations include, among their special warnings and precautions for use, an indication that the products may cause hypersensitivity reactions including serious and life-threatening anaphylactic/anaphylactoid reactions. The recalled batch was only distributed to and sold in Switzerland and the recall is limited to the specific batch in Switzerland. We and Takeda have completed an investigation regarding the specific Swiss batch of Rienso and the reported adverse events and Takeda has filed a report with the Swiss Agency for Therapeutic Products, commonly known as SwissMedic and the EMA. We are currently unable to predict when or if Rienso will be reintroduced into the Swiss market.

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

We may not be able to further expand our product portfolio by entering into additional business development transactions, such as in-licensing arrangements, acquisitions, or collaborations or if such arrangements are entered into they could disrupt our business, decrease our profitability, result in dilution to our stockholders or cause us to incur debt or significant additional expense.

As part of our business strategy to expand our product portfolio and achieve profitability, we are seeking to acquire or in-license other products that we believe would be complementary to our existing business. For example, in June 2013, we entered into a license agreement with Access Pharmaceuticals,

Inc., or Access, under which we acquired the U.S. commercial rights to MuGard™ Mucoadhesive Oral Wound Rinse for the management of oral mucositis, or the MuGard Rights. We have limited experience with respect to these business development activities and there can be no assurance that we will be able to identify or complete any such transaction in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated financial benefits of any such transaction. We may not be successful in acquiring or in-licensing a product or product candidate that will provide us with commercial, development and/or financial synergies with Feraheme and our current organization such that we will be able to eliminate expenses either from our existing operations or from the cost structure of the acquired product.

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

We may not realize the anticipated benefits of the acquisition of the MuGard Rights or any future acquisitions or product licenses and the integration of the MuGard Rights or any future acquisitions and any products or product candidates acquired or licensed may disrupt our business and management.

We have and we may in the future acquire or in-license additional commercialized specialty pharmaceutical products. For example, in June 2013, we entered into a license agreement with Access under which we acquired the MuGard Rights. The integration of the operations of acquired products or businesses, including MuGard, requires significant efforts, including the coordination of information technologies, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management’s time. In addition, we rely on Access, and may in the future have to rely on such other parties with whom we may enter into a future agreement, to perform certain regulatory filings, oversee certain functions, such as pharmacovigilance or the manufacture of the product we license from them, and any failure of Access or any other party to perform these functions for any reason, including ceasing doing business, could have a material effect on our ability to commercialize MuGard or any other future product we may acquire. We may not realize the anticipated benefits of the MuGard Rights or any future acquisition, license or collaboration, any of which involves numerous risks including the following:

•                  Difficulty in integrating the products or product candidates into our business;

•                  Entry into markets in which we have no or limited direct prior experience, including device markets, and where competitors in such markets have stronger market positions;

•                  Failure to achieve our strategic objectives, including successfully commercializing and marketing MuGard or any other products we may acquire;

•                  Our ability to train our sales force, and the ability of our sales force, to incorporate successfully new products and devices, including MuGard, into their call points;

•                  Additional legal and/or compliance risk associated with the acquisition of MuGard or any other future product;

•                  Potential write-offs related to estimates we make in the accounting of acquisitions or product licenses, including MuGard, and any impact that may have on our quarterly financial results; and

•                  Disruption of our ongoing business and distraction of our management and employees from other opportunities or our core business functions, including Feraheme/Rienso.

If we cannot successfully integrate the MuGard business into our company, we may experience material negative consequences to our business, financial condition or results of operations. We cannot assure you that, following any such acquisitions, including MuGard, we will achieve the expected synergies to justify the transaction.

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

The pharmaceutical and biopharmaceutical industry is intensely competitive and subject to rapid technological change. Many of our competitors are large, well-known pharmaceutical companies and may benefit from significantly greater financial, sales and marketing capabilities, greater technological or competitive advantages, and other resources. Our competitors may develop products that are more widely accepted than ours and may receive patent protection that dominates, blocks or adversely affects our product development or business.

The markets for our current products are highly sensitive to several factors including, but not limited to the following:

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

Feraheme currently competes with several IV iron replacement therapies in the U.S. In July 2013, Injectafer®, which is known as Ferinject® in Europe and is discussed below, was approved by the FDA for the treatment of IDA in adult patients who have an unsatisfactory response to oral iron or who have intolerance to oral iron, which is a broader indication than our current Feraheme indication. Injectafer’s U.S. approval or the approval of any other iron replacement product for a broader IDA indication than Feraheme, could adversely affect our efforts to market and sell Feraheme in the U.S. and our ability to generate additional revenues and achieve profitability.

Feraheme/Rienso also competes with a number of branded IV iron replacement and certain other iron dextran and iron sucrose products outside of the U.S., such as Ferinject® (ferric carboxymaltose injection), which is an IV iron replacement therapy currently approved for marketing in 46 countries worldwide for the treatment of iron deficiency anemia where oral iron is ineffective or cannot be used. If Takeda is unable to convince physicians and other healthcare providers to switch from using the competing IV iron products to Feraheme/Rienso, our ability to generate revenues from royalties we may receive from Takeda will be limited and our operating results will be negatively affected. In addition, all other IV iron products currently approved and marketed and sold in the EU are approved for marketing to a broader group of patients with IDA. Feraheme/Rienso was approved only for use in adult CKD patients, which could put Feraheme/Rienso at a competitive disadvantage unless and until it receives approval for a broader indication outside of the U.S.

There are other companies commercializing products for the management or treatment of oral mucositis that may compete with MuGard including two marketed products: Kepivance ® (palifermin) an IV human growth factor which is marketed by Swedish Orphan Biovitrum, and Caphosol® a supersaturated calcium phosphate artificial saliva used as an adjunct to other oral care which is marketed by Jazz Pharmaceuticals, PLC. In addition, there are several marketed products available which are indicated for the management of pain associated with oral mucositis including (i) Gelclair®, which is marketed by DARA BioSciences, (ii) GelX Oral Gel which is marketed by Praelia Pharmaceuticals, Inc., and (iii) Episil which is marketed by Cangene BioPharma, Inc.

Our products may not be widely adopted by physicians, hospitals, patients, or healthcare payors, which would adversely impact our potential profitability and future business prospects.

The commercial success of our products depends upon the level of market adoption by physicians, hospitals, patients, and healthcare payors, including managed care organizations and group purchasing organizations, or GPOs. If our products do not achieve or maintain an adequate level of market adoption for any reason, our potential profitability and our future business prospects will be adversely impacted. Feraheme/Rienso and MuGard represent an alternative to other products and might not be adopted if perceived to be no safer, less safe, no more effective, less effective, no more convenient, or less convenient than currently available products. In addition, the pricing and/or reimbursement rates and terms of our products may not be viewed as advantageous to potential prescribers and payors as the pricing and/or reimbursement rates and terms of alternative products.

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

•                  The actual or perceived safety and efficacy profile of Feraheme/Rienso as compared to alternative iron replacement therapeutic agents, particularly if unanticipated adverse reactions to Feraheme/Rienso result in further changes to or restrictions in the Feraheme/Rienso package insert, voluntary or involuntary product recalls and/or otherwise create safety concerns among potential prescribers;

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

We derive a substantial amount of our Feraheme revenue from a limited number of customers and the loss of one or more of these customers, a change in their fee structure, or a decline in revenue from one or more of these customers could have an adverse impact on our results of operations and financial condition.

In the U.S., we sell Feraheme primarily to wholesalers and specialty distributors and therefore a significant portion of our revenues is generated by a small number of customers. Four customers accounted for 92% of our total revenues during the six months ended June 30, 2013, and three customers accounted for 92% of our accounts receivable balance as of June 30, 2013. We pay these wholesalers and specialty distributors a fee for the services that they provide to us. Because our business is concentrated with such a small number of wholesalers and specialty distributors, we could be forced to accept increases in their fees in order to maintain the current distribution networks through which Feraheme is sold. Any increase in fees could have a negative impact on our current and future sales of Feraheme in the U.S. and could have a negative impact on the reimbursement rate an individual physician, hospital or clinic would realize upon using Feraheme. In addition, a significant portion of our U.S. Feraheme sales are generated through a small number of contracts with GPOs. For example, approximately 33% of our end-user demand during the period ended June 30, 2013 was generated by members of a single GPO with which we have contracted. As a result of the significant percentage of our end-user demand being generated by a single GPO, we may be at a disadvantage in future contract or price negotiations with such GPO and that GPO may be able to influence the demand for Feraheme from its members in a particular quarter through communications they make to their customers. In addition, the loss of, material reduction in sales volume to, or a significant adverse change in our relationship with any of our key wholesalers, distributors or GPOs could have a material adverse effect on our revenue in any given period and may result in significant annual or quarterly revenue fluctuations.

We depend, to a significant degree, on the availability and extent of reimbursement from third-party payors for the use of our products, and a reduction in the availability or extent of reimbursement could adversely affect our sales revenues and results of operations.

Our ability to successfully commercialize our products is dependent, in significant part, on the availability and extent of reimbursement to end-users from third-party payors for the use of our products, including governmental payors, managed care organizations and private health insurers. Reimbursement by third-party payors depends on a number of factors, including the third-party’s determination that the product is competitively priced, safe and effective, appropriate for the specific patient, and cost-effective. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and have instituted and continue to institute cost containment measures to control or significantly influence the purchase of pharmaceutical products. If these entities do not provide coverage and reimbursement for our products or provide an insufficient level of coverage and reimbursement, physicians and other healthcare providers may choose to use alternative products, which would have an adverse effect on our ability to generate revenues.

In addition, U.S. and many foreign governments continue to propose and pass legislation designed to reduce the cost of health care for patients. In the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Health Care Reform Act, was enacted in March 2010 and includes certain cost containment measures including an increase to the minimum rebates for products covered by Medicaid programs, the extension of such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations and the expansion of the 340B Drug Discount Program under the Public Health Service Act. In addition, the heightened focus on the health care industry by the federal government could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near-term. For example, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. Therefore, after adjustment for deductible and co-insurance, the reimbursement rate for physician-administered drugs including Feraheme, under Medicare Part B has been reduced from average selling price, or ASP, plus 6% to ASP plus 4.3%. Because the majority of our Feraheme business is through hematology/oncology clinics and out-patient hospital infusions centers, this reduction in the Medicare reimbursement payment for Feraheme may adversely impact our future revenues. The magnitude of the impact of these laws on our business is uncertain. Further, in recent years some states have also passed legislation to control the prices of drugs as well as begun a move toward managed care to relieve some of their Medicaid cost burden. While Medicare is the predominant payor for treatment of patients with CKD, Medicare payment policy, in time, can also influence pricing and reimbursement in the non-Medicare markets, as private third-party payors and state Medicaid plans frequently adopt Medicare principles in setting reimbursement methodologies. These and any future changes in government regulation or private third-party payors’ reimbursement policies may reduce the extent of reimbursement for our products and adversely affect our future operating results.

In January 2011, a prospective payment system for dialysis services provided to Medicare beneficiaries who have end-stage renal disease, or ESRD, became effective under which all costs of providing dialysis services are bundled together into a single prospective payment per treatment. This bundled approach to reimbursement has and will likely continue to alter the utilization of physician-administered drugs in the ESRD market as well as put downward pressure on the prices pharmaceutical companies can charge ESRD facilities for such drugs, particularly where alternative products are available. In the U.S., Feraheme is sold at a price that is substantially higher than alternative IV iron products in the dialysis setting, and as a result, the demand for Feraheme in the dialysis setting has largely disappeared. In addition, it is also possible that this “bundled” approach may be applied to specific disease states other than ESRD. For example, one large insurer in the U.S has attempted to bundle certain costs related to the treatment of cancer patients. Further changes in the Medicare reimbursement rate, which result in lower payment rates from payors, including Medicare payors, would further limit our ability to successfully market and sell our products in the U.S. In addition, in the U.S. hospital in-patient setting, Feraheme is reimbursed by Medicare under a diagnosis-related group payment system, which provides a per discharge reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatments, thereby increasing the incentive for a hospital to limit or control expenditures. As a result, Feraheme has not been nor do we expect it to be broadly used in the hospital in-patient setting.

In countries outside of the U.S., market acceptance of Feraheme/Rienso may also depend, in part, upon the availability of reimbursement within existing healthcare payment systems. Generally, in Europe and other countries outside of the U.S., the government sponsored healthcare system is the primary payor of healthcare costs of patients and therefore enjoys significant market power. Some foreign countries also set prices for pharmaceutical products as part of the regulatory process, and we cannot guarantee that the prices set by such governments will be sufficient to generate substantial revenues or allow sales of Feraheme/Rienso to be profitable in those countries. Any such limitations on the reimbursement for Feraheme/Rienso in countries outside of the U.S. would have an adverse impact on Takeda’s ability to generate product sales of Feraheme/Rienso in such territories, which would, in turn, limit the amount of royalties we may receive under our amended agreement with Takeda.

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

In the U.S. there have been, and we expect there will continue to be, a number of federal and state legislative initiatives implemented to reform the healthcare system in ways that could adversely impact our business and our ability to sell our products profitably.

In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory proposals aimed at changing the U.S. healthcare system. For example, the Health Care Reform Act contains a number of provisions that significantly impact the pharmaceutical industry and may negatively affect our potential product revenues. Among other things, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, extended the rebate provisions to Medicaid managed care organizations, and expanded the 340B Drug Discount Program under the Public Health Service Act. Substantial new provisions affecting compliance have also been added, which may require us to modify our business practices with healthcare providers and potentially incur additional costs. While we are continuing to evaluate these laws on and their potential impact on our business, these laws may adversely affect the pricing for our products in the U.S. or cause us to incur additional expenses and therefore adversely affect our financial position and results of operations.

In addition, various healthcare reform proposals have emerged at the state level in the U.S. We cannot predict the impact that newly enacted laws or any future legislation or regulation will have on us. We expect that there will continue to be a number of U.S. federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs. These efforts could adversely affect our business by, among other things, limiting the prices that can be charged for our products or the amount of reimbursement rates and terms available from governmental agencies or third-party payors, limiting the profitability of our products, increasing our rebate liability or limiting the commercial opportunity for our products, including their acceptance by healthcare payors.

Wholesaler, distributor and customer buying patterns, particularly those who are members of a GPO, and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term results.

Our results of operations, including, in particular, product sales revenues, may vary from period to period due to a variety of factors, including the buying patterns of our U.S. wholesalers and distributors, which vary from quarter to quarter. In addition, our contracts with GPOs require certain performance from the members of the GPOs such as growth over prior periods or certain market share attainment goals in order to qualify for discounts off the list price of our products and a GPO may be able to influence the demand for our products from its members in a particular quarter through communications they make to their customers. In the event wholesalers and distributors with whom we do business in the U.S. determine to limit their purchases of our products our product sales could be adversely affected. For example, in advance of an anticipated price increase, following the publication of our quarterly average selling price which affects the rate at which Feraheme is reimbursed, or a reduction in expected rebates or discounts, customers may order Feraheme in larger than normal quantities which could cause Feraheme sales to be lower in subsequent quarters than they would have been otherwise. Further, any changes in purchasing patterns, inventory levels, increases in product returns, delays in purchasing products or delays in payment for products by one of our distributors or GPOs could also have a negative impact on our revenue and results of operations.

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

If we or Takeda market or distribute Feraheme/Rienso or if we market or distribute MuGard in a manner that violates federal, state or foreign healthcare fraud and abuse laws, marketing disclosure laws or other federal, state or foreign laws and regulations, we may be subject to civil or criminal penalties.

In addition to FDA and related regulatory requirements in the U.S. and abroad, we are subject to extensive additional federal, state and foreign healthcare regulation, which includes but is not limited to, the Federal False Claims Act, the Federal Anti-Kickback Statute, the Foreign Corrupt Practices Act, and their state analogues, and similar laws in countries outside of the U.S., laws governing sampling and distribution of products, and government price reporting laws. False claims laws prohibit anyone from knowingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, false or fraudulent claims for reimbursed drugs or services, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug, that is reimbursed by a state or federal program. The Foreign Corrupt Practices Act and similar foreign anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Similar laws and regulations exist in many other countries throughout the world in which we intend to commercialize Feraheme/Rienso through Takeda and our other licensees. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry, but we cannot guarantee that we, our employees, our consultants or our contractors are or will be in compliance with all federal, state and foreign regulations. If we, our representatives, or our licensees, including Takeda, fail to comply with any of these laws or regulations, a range of fines, penalties and/or other sanctions could be imposed on us and/or Takeda, including, but not limited to, restrictions on how we and/or Takeda market and sell Feraheme/Rienso and how we market and sell MuGard, significant fines, exclusions from government healthcare programs, including Medicare and Medicaid, litigation, or other sanctions. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

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

If we fail to comply with any federal, state or foreign laws or regulations governing our industry, we could be subject to a range of regulatory actions that could adversely affect our ability to commercialize our products, harm or prevent sales of our products, or substantially increase the costs and expenses of commercializing and marketing our products, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

We have a history of significant operating losses, we may not be profitable in the future, and if we do attain profitability, such profitability may not be sustainable. In the past, we have financed our operations primarily from the sale of our equity securities, cash from sales of Feraheme/Rienso, cash generated by our investing activities, and payments from our licensees. As of June 30, 2013, we had an accumulated deficit of approximately $462.5 million. Our losses were primarily the result of costs incurred in our efforts to manufacture, market and sell Feraheme/Rienso, including costs associated with maintaining our commercial infrastructure and marketing and promotion costs, research and development costs, such as costs associated with our clinical trials, and selling, general and administrative costs. We expect to continue to incur significant expenses as we continue to manufacture, market and sell Feraheme as an IV iron replacement therapeutic for use in adult CKD patients in the U.S., market and sell MuGard and as we further develop and seek marketing approval for Feraheme for the treatment of IDA in a broad range of patients. As a result, we will need to generate sufficient revenues in future periods to achieve and maintain profitability. We anticipate that the majority of any revenue we generate in the next twelve months will be from sales of Feraheme/Rienso as an IV iron replacement therapeutic agent for use in adult CKD patients in the U.S., royalties we may receive with respect to sales of Feraheme/Rienso in Canada, Switzerland and the EU under the Amended Takeda Agreement, and from sales of MuGard. We have never independently marketed or sold any products prior to Feraheme, and we may not be successful in marketing or selling Feraheme or MuGard and Takeda may not be successful in marketing or selling Feraheme/Rienso. If we or Takeda are not successful in marketing and selling Feraheme/Rienso, if revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, or if we are otherwise unable to achieve, maintain or increase profitability on a quarterly or annual basis, our business, results of operations and financial condition could be materially adversely affected and the market price of our common stock may decline.

We have limited experience independently commercializing a pharmaceutical product and no experience independently commercializing multiple products, and any failure on our part to effectively execute our Feraheme or MuGard commercial plans in the U.S. would have an adverse impact on our business.

Prior to our commercialization of Feraheme in the U.S., we had never independently marketed or sold a product as we had relied on our licensees to market and sell our previously approved products. We have an internal commercial infrastructure to market and sell Feraheme and MuGard in the U.S., and if we are unsuccessful in maintaining an effective commercial function with multiple products, integrating MuGard into our existing sales infrastructure, or experience a high level of employee turnover, then the commercialization of Feraheme or MuGard could be severely impaired. For example, we reduced our workforce in 2011 as part of an overall corporate restructuring, including certain positions within our commercial function, with further restructuring occurring in 2012. These workforce reductions or any future reductions or departures, could harm our ability to attract and retain qualified personnel, which could prevent us from successfully commercializing Feraheme or MuGard in the U.S., impair our ability to maintain sales levels and/or impair our ability to support potential sales growth and sales of Feraheme for any additional indications we may commercialize in the future. Any failure by us to successfully commercialize Feraheme or MuGard in the U.S. could have a material adverse impact on our ability to generate revenues, our ability to achieve profitability, and the future prospects for our business.

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

Previously implemented workforce reductions could residually harm our ability to attract and retain qualified personnel. In addition, any restructuring plans we may initiate in the future may be disruptive to our operations and could harm our ability to attract and retain qualified key personnel. For example, cost saving measures may distract management from our core business, harm our reputation, or yield unanticipated consequences, such as attrition beyond planned reductions in workforce, increased difficulties in our day-to-day operations, reduced employee productivity and a deterioration of employee morale. Any workforce reductions could also harm our ability to attract and retain qualified executive, sales, technical operations, managerial, scientific, and medical personnel who are critical to our business. Furthermore, because we are currently operating with fewer employees and service providers, any further turnover, whether occurring as part of a restructuring plan or otherwise, could cause significant disruption if we are unable to implement or maintain a sufficient succession plan for certain personnel or departments. Any failure to attract, retain or replace qualified personnel could prevent us from successfully commercializing and developing our products, impair our ability to maintain sales levels and/or support potential sales growth.

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

We have limited experience independently distributing a pharmaceutical product, and our commercialization plans could suffer if we fail to effectively manage and maintain our supply chain and distribution network.

We do not have significant experience in managing and maintaining a supply chain and distribution network, and we are placing substantial reliance on third parties to perform product supply chain services for us. Such services include packaging, warehousing, inventory management, storage and distribution of Feraheme/Rienso and MuGard. We have contracted with Packaging Coordinators, Inc. (formerly Catalent Pharma Solutions, LLC to provide certain labeling, packaging and storage services for final U.S. and Canadian Feraheme drug product. In addition, we have contracted with Integrated Commercialization Services, Inc to be our exclusive third-party logistics provider to perform a variety of functions related to the sale and distribution of Feraheme in the U.S., including services related to warehousing and inventory management, distribution, chargeback processing, accounts receivable management and customer service call center management. If these or any future third-parties are unable to provide uninterrupted labeling, packaging and storage services or supply chain services, respectively, we may incur substantial losses of sales to wholesalers or other purchasers of our products.

In addition, the packaging, storage and distribution of our products in the U.S. and abroad requires significant coordination among our, Takeda, and Access’ manufacturing, sales, marketing and finance organizations and multiple third parties including our third-party logistics providers, packaging, labeling and storage provider, distributors, and wholesalers. In most cases, we do not currently have back-up suppliers or service providers to perform these tasks. If any of these third parties experience significant difficulties in their respective processes, fail to maintain compliance with applicable legal or regulatory requirements, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or encounter physical or natural damages at their facilities, our ability to deliver our products to meet U.S. or foreign commercial demand could be significantly impaired. The loss of any of our third-party providers, together with a delay or inability to secure an alternate distribution source for end-users in a timely manner, could cause the distribution of our products to be delayed or interrupted, which would have an adverse effect on our business, financial condition and results of operations.

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

Our future operating results will likely vary from quarter to quarter depending on a number of factors, some of which we cannot control, including but not limited to:

•                  The magnitude of U.S. Feraheme and MuGard sales;

•                  The loss of a key customer or GPO;

•                  The impact of any pricing strategies we have implemented or may implement related to our products, including the magnitude of rebates and/or discounts we may offer, or changes in pricing by our competitors or a new entrant into the market;

•                  The introduction of new competitive products, such as Injectafer or generic versions of new or currently available drug therapies;

•                  Any expansion or contraction of the overall size of the IV iron market, which could result from a number of factors including but not limited to changes in treatment guidelines or practices related to IDA;

•                  Any changes to the mix of our business;

•                  Changes in buying patterns, fees and inventory levels of our wholesalers or distributors;

•                  The timing and magnitude of Feraheme/Rienso milestone payments, product sales revenues and royalties we may receive from Takeda under the Amended Takeda Agreement;

•                  The initiation or outcome of any material litigation or patent challenges to which we are or become a party and the magnitude of costs associated with such litigation;

•                  The timing and magnitude of costs associated with the commercialization of our products in the U.S., including costs associated with maintaining our commercial infrastructure and executing our promotional and marketing strategy;

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

•                  Changes in the actual or perceived safety or efficacy profile of our products, or products that compete with Feraheme/Rienso or MuGard that could cause customers to increase, reduce or discontinue their use of our products;

•                  The timing and magnitude of costs associated with the manufacture of Feraheme/Rienso, including costs of raw and other materials and costs associated with maintaining commercial inventory and qualifying additional manufacturing capacities and alternative suppliers;

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

•                  Changes in reimbursement practices and laws and regulations affecting our products from federal, state and foreign legislative and regulatory authorities, government health administration authorities, private health insurers and other third-party payors; and

•                  The implementation of new or revised accounting or tax rules or policies.

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

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and the related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates our critical and other significant estimates and judgments, including among others those associated with revenue recognition related to product sales and collaboration agreements, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment and determining the values of investments, the fair value of our assets held for sale, contingent consideration, the impairment of long-lived assets, including intangible assets, accrued expenses, income taxes and equity-based compensation expense. We base our estimates on market data, our observance of trends in our industry, and various other assumptions that we believe to be reasonable under the circumstances. If actual results differ from these estimates, there could be a material adverse effect on our financial results and the performance of our stock.

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

In connection with our June 2013 acquisition of the MuGard Rights we were and will continue to be required to make estimates related to the fair value of the asset and the related contingent consideration. These estimates require significant judgment and assumptions including but not limited to: estimating future cash flows from product sales and developing appropriate discount and probability rates. If these or any other related estimates made in connection with the acquisition of the MuGard Rights or any future acquisitions require adjustment in the future, our operating results could be negatively affected.

We and/or Takeda are subject to ongoing U.S. and foreign regulatory obligations and oversight of Feraheme/Rienso and MuGard, and any failure by us to maintain compliance with applicable regulations may result in several adverse consequences including the suspension of the manufacturing, marketing and sale of our products, the incurrence of significant additional expense and other limitations on our ability to commercialize our products.

We and/or Takeda are subject to ongoing regulatory requirements and review both in the U.S. and in foreign jurisdictions pertaining to the manufacture, labeling, packaging, adverse event reporting, storage, marketing, promotion and record keeping related to our products. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with our products or our third-party contract manufacturing facilities or processes by which we manufacture our products may result in restrictions on our ability to manufacture, market or sell our products, including potential withdrawal from the market. Any such restrictions could result in a decrease in our product sales, damage to our reputation or the initiation of lawsuits against us, Takeda, or our third-party contract manufacturers. We and/or Takeda may also be subject to additional sanctions, including but not limited to:

•                  Warning letters;

•                  Civil or criminal penalties;

•                  Suspension or withdrawal of regulatory approvals;

•                  Temporary or permanent closing of the facilities of our third-party contract manufacturers;

•                  Requirements to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, or other issues involving our products;

•                  Changes to the package insert of our products, such as potential limitations on the current dosage and administration of Feraheme/Rienso or IV irons as a class;

•                  Implementation of risk mitigation programs;

•                  Restrictions on our continued manufacturing, marketing or sale of our products; or

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

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $13.85 and $25.67 in the fifty-two week period through July 31, 2013. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, many of which are beyond our control, may have a significant impact on the market price of our common stock. Factors which may affect the market price of our common stock include, among others:

•                  Our ability to successfully commercialize Feraheme in the U.S. and Takeda’s ability to successfully commercialize Feraheme/Rienso in licensed territories outside of the U.S.;

•                  The timing and magnitude of product revenue and actual or anticipated fluctuations in our operating results;

•                  Changes in or our failure to meet financial estimates published by securities analysts or our own publicly disclosed financial guidance;

•                  Increases or decreases in our operating expenses or our gross margin on our products;

•                  Developments in patents or other proprietary rights by or for the benefit of us or our competitors, such as the recent decision by the EPO regarding our European ferumoxytol patent or decisions regarding Feraheme’s NCE status or an ANDA filing by a generic entrant;

•                  The availability of reimbursement coverage for our products or changes in the reimbursement policies of U.S. or foreign governmental or private payors;

•                  Public announcements of U.S. or foreign regulatory actions with respect to our products or products or product candidates of our competitors;

•                  Actual or perceived safety concerns related to our products or products or product candidates of our competitors, including any actions taken by U.S. or foreign regulatory authorities in connection with such concerns, or any voluntary or involuntary product recalls;

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

In 2013, we publicly provided financial guidance, including expected 2013 Feraheme/Rienso product sales, total revenue, estimated operating expenses, estimated cost of goods sold as a percent of sales, quarterly cash flow trajectory throughout 2013 and estimated year-end cash and cash equivalents balance. If, for any reason, we are unable to realize our expected revenue growth in 2013 and beyond, including as the result of a lower-than-anticipated impact of our 2013 Feraheme price increases, we may fail to realize our publicly announced revenue and year-end cash and cash equivalents balance guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

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

•                  Costs associated with the U.S. commercialization of our products, including costs associated with maintaining our commercial infrastructure, executing our promotional and marketing strategies, and conducting our required pediatric clinical studies and any post-marketing clinical studies for Feraheme;

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

We estimate that our cash resources as of June 30, 2013, combined with cash we currently expect to receive from sales of Feraheme/Rienso and MuGard, from earnings on our investments, and royalty payments we may receive from Takeda will be sufficient to finance our currently planned operations for at least the next twelve months. We may require additional funds or need to establish additional alternative strategic arrangements to execute a business development transaction. We may at any time seek funding through additional arrangements with collaborators through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.

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

As of June 30, 2013, we had $27.8 million in cash and cash equivalents and $184.6 million in investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crisis. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

A purported class action complaint was originally filed on March 18, 2010 in the U.S. District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Chief Financial Officer, the then-members of our Board of Directors, or Board, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws by making certain alleged false and misleading statements and omissions in a registration statement filed in January 2010. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11, 2011, the District Court issued an Opinion and Order dismissing the SAC in its entirety for failure to state a claim upon which relief could be granted. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit, or the Court of Appeals. After briefing was completed by all parties, the Court of Appeals heard oral argument on May 11, 2012, and took the matter under advisement. On February 4, 2013, the Court of Appeals affirmed in part and reversed in part the District Court’s Opinion and Order, and remanded the case to the District Court. On February 19, 2013, we filed a Petition for Panel Hearing Rehearing or Rehearing En Banc, asking the Court of Appeals to reconsider its decision. On March 15, 2013, the Court of Appeals denied this petition. On March 22, 2013, we filed a Motion to Stay the Mandate remanding the case to the District Court pending review of the Court of Appeals’ February 4, 2013 decision by the U.S. Supreme Court. The Court of Appeals granted this Motion to Stay the Mandate on April 8, 2013. On June 13, 2013, we filed an appeal to the U.S. Supreme Court, or a writ of certiorari, seeking review of the First Circuit’s decision and to have that decision overturned. The plaintiffs have until August 16, 2013 to file their response. Whether or not the plaintiff’s appeal is successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

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

The administration of our products to humans, whether in clinical trials or after approval for commercial use, may expose us to liability claims, whether or not our products are actually at fault for causing an injury. As Feraheme/Rienso is used over longer periods of time by a wider group of patients taking numerous other medicines or by patients with additional underlying health problems, the likelihood of adverse drug reactions or unintended side effects, including death, may increase. Although we maintain product liability insurance coverage for claims arising from the use of our products in clinical trials and commercial use, coverage is expensive, and we may not be able to maintain sufficient insurance at a reasonable cost, if at all. Product liability claims, whether or not they have merit, could also decrease demand for our products, subject us to product recalls or harm our reputation, cause us to incur substantial costs, and divert management’s time and attention.

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

In addition to the above factors, an acquisition of our company could be made more difficult by employment agreements we have in place with our executive officers, as well as a company-wide change of control policy, which provide for severance benefits as well as the full acceleration of vesting of any outstanding options or restricted stock units in the event of a change of control and subsequent termination of employment. Further, our Third Amended and Restated 2007 Equity Incentive Plan generally permits our Board to provide for the acceleration of vesting of options granted under that plan in the event of certain transactions that result in a change of control.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to our purchases of shares of our stock during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1, 2013 through April 30, 2013	96	$21.68	—	—

May 1, 2013 through May 31, 2013	8,162	$25.03	—	—

June 1, 2013 through June 30, 2013	67	$20.57	—	—

Total	8,325	$24.96	—	—

(1)         Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligations in connection with the vesting of restricted stock units held by our employees.

(2)         We do not currently have any publicly announced repurchase programs or plans.

Item 6.  Exhibits

(a)                                 List of Exhibits

Exhibit Number		Description

10.1	+

License Agreement between the Company and Access Pharmaceuticals, Inc. dated as of June 6, 2013 (Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]. This exhibit has been filed separately with the SEC without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended).

10.2	+

Quality Agreement between the Company and Packaging Coordinators, Inc. (formerly Catalant Pharma Solutions LLC) dated as of June 5, 2013 (which amends and supersedes the Quality Agreement filed as Exhibit C to the Commercial Packaging Services Agreement, dated May 29, 2009, by and between the Company and Catalent Pharma Solutions LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2009, file number 000-14732).

10.3	+*	Form of Incentive Stock Option Agreement for Company Employees under the Company’s Third Amended and Restated Equity Incentive Plan.
10.4	+*	Form of Non-Qualified Stock Option Agreement for Company Employees under the Company’s Third Amended and Restated Equity Incentive Plan.
10.5	+*	Form of Restricted Stock Unit Agreement for Company Employees under the Company’s Third Amended and Restated Equity Incentive Plan.
10.6	*

Form of Non-Qualified Stock Option Agreement - Non-Plan Inducement Grant by and between the Company and Greg Madison (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed August 7, 2013).

10.7	*

Form of Restricted Stock Unit Agreement - Non-Plan Inducement Grant by and between the Company and Greg Madison (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed August 7, 2013).

10.8	*	Form of Non-Qualified Stock Option Agreement - Non-Plan Inducement Grant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed August 7, 2013).
10.9	*	Form of Restricted Stock Unit Agreement - Non-Plan Inducement Grant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed August 7, 2013).
10.10	+*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Company’s Third Amended and Restated Equity Incentive Plan.
10.11	+*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Company’s Third Amended and Restated Equity Incentive Plan.
10.12	+*	Employment Agreement dated June 20, 2013 between the Company and Steven Caffe, M.D.
10.13	+*	Employment Agreement dated July 22, 2013 between the Company and Carol Ann Satler, M.D., Ph.D.
10.14

Lease Agreement, dated as of June 10, 2013, by and between AMAG Pharmaceuticals, Inc. and BP BAY COLONY LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2013, File No. 001-10865).

10.15

Assignment and Assumption of Lease, dated as of June 10, 2013, by and among AMAG Pharmaceuticals, Inc., Mortimer B. Zuckerman and Edward H. Linde, Trustees of 92 Hayden Avenue Trust under Declaration of Trust dated August 18, 1983 and Shire Human Genetic Therapies, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2013, File No. 001-10865).

10.16	*

AMAG Pharmaceuticals, Inc. Third Amended and Restated Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 19, 2013, File No. 001-10865).

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

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+                    Exhibits marked with a plus sign (“+”) are filed herewith.

++             Exhibits marked with a double plus sign (“++”) are furnished herewith.

*                   Exhibits marked with a single asterisk reference management contracts, compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAG PHARMACEUTICALS, INC.

By:	/s/ William K. Heiden
William K. Heiden
President and Chief Executive Officer

Date: August 7, 2013

AMAG PHARMACEUTICALS, INC.

By:	/s/ Scott A. Holmes
Scott A. Holmes
Chief Accounting Officer,
Vice President of Finance and Treasurer

Date: August 7, 2013

EXHIBIT INDEX

Exhibit Number		Description

10.1	+

License Agreement between the Company and Access Pharmaceuticals, Inc. dated as of June 6, 2013 (Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]. This exhibit has been filed separately with the SEC without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended).

10.2	+

Quality Agreement between the Company and Packaging Coordinators, Inc. (formerly Catalant Pharma Solutions LLC) dated as of June 5, 2013 (which amends and supersedes the Quality Agreement filed as Exhibit C to the Commercial Packaging Services Agreement, dated May 29, 2009, by and between the Company and Catalent Pharma Solutions LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2009, file number 000-14732).

10.3	+*	Form of Incentive Stock Option Agreement for Company Employees under the Company’s Third Amended and Restated Equity Incentive Plan.
10.4	+*	Form of Non-Qualified Stock Option Agreement for Company Employees under the Company’s Third Amended and Restated Equity Incentive Plan.
10.5	+*	Form of Restricted Stock Unit Agreement for Company Employees under the Company’s Third Amended and Restated Equity Incentive Plan.
10.6	*

Form of Non-Qualified Stock Option Agreement - Non-Plan Inducement Grant by and between the Company and Greg Madison (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed August 7, 2013).

10.7	*

Form of Restricted Stock Unit Agreement - Non-Plan Inducement Grant by and between the Company and Greg Madison (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed August 7, 2013).

10.8	*	Form of Non-Qualified Stock Option Agreement - Non-Plan Inducement Grant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed August 7, 2013).
10.9	*	Form of Restricted Stock Unit Agreement - Non-Plan Inducement Grant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed August 7, 2013).
10.10	+*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Company’s Third Amended and Restated Equity Incentive Plan.
10.11	+*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Company’s Third Amended and Restated Equity Incentive Plan.
10.12	+*	Employment Agreement dated June 20, 2013 between the Company and Steven Caffe, M.D.
10.13	+*	Employment Agreement dated July 22, 2013 between the Company and Carol Ann Satler, M.D., Ph.D.
10.14

Lease Agreement, dated as of June 10, 2013, by and between AMAG Pharmaceuticals, Inc. and BP BAY COLONY LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2013, File No. 001-10865).

10.15

Assignment and Assumption of Lease, dated as of June 10, 2013, by and among AMAG Pharmaceuticals, Inc., Mortimer B. Zuckerman and Edward H. Linde, Trustees of 92 Hayden Avenue Trust under Declaration of Trust dated August 18, 1983 and Shire Human Genetic Therapies, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2013, File No. 001-10865).

10.16	*

AMAG Pharmaceuticals, Inc. Third Amended and Restated Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 19, 2013, File No. 001-10865).

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

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+                 Exhibits marked with a plus sign (“+”) are filed herewith.

++          Exhibits marked with a double plus sign (“++”) are furnished herewith.

*                 Exhibits marked with a single asterisk reference management contracts, compensatory plans or arrangements.