Form 10-Q
period 2013-09-30
AMAG PHARMACEUTICALS INC.
filed 2013-11-06
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-10865

AMAG Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2742593
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1100 Winter Street
Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 31, 2013, there were 21,736,357 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.
FORM 10-Q

PART I.                 FINANCIAL INFORMATION

Item 1.  Financial Statements

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$30,946	$46,293
Investments	182,595	180,750
Accounts receivable, net	8,778	6,410
Inventories	14,694	12,451
Receivable from collaboration	250	263
Assets held for sale	1,934	2,000
Prepaid and other current assets	5,900	6,213
Restricted cash	460	—
Total current assets	245,557	254,380
Property and equipment, net	1,741	3,297
Intangible assets, net	16,866	—
Restricted cash	400	460
Total assets	$264,564	$258,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,001	$3,515
Accrued expenses	20,032	20,338
Deferred revenues	10,027	9,104
Total current liabilities	31,060	32,957
Long-term liabilities:
Deferred revenues	44,428	50,350
Acquisition-related contingent consideration, net of current portion	13,097	—
Other long-term liabilities	1,728	2,033
Total liabilities	90,313	85,340
Commitments and contingencies (Notes M & N)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 58,750,000 shares authorized; 21,735,707 and 21,506,754 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	217	215
Additional paid-in capital	640,176	632,487
Accumulated other comprehensive loss	(3,536)	(3,247)
Accumulated deficit	(462,606)	(456,658)
Total stockholders’ equity	174,251	172,797
Total liabilities and stockholders’ equity	$264,564	$258,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
U.S. Feraheme product sales, net	$19,347	$16,186	$52,381	$43,906
License fee and other collaboration revenues	1,998	1,566	6,056	19,911
Other product sales and royalties	271	(10)	708	417
Total revenues	21,616	17,742	59,145	64,234
Costs and expenses:
Cost of product sales	2,547	4,323	8,634	10,193
Research and development expenses	4,530	5,260	13,983	25,393
Selling, general and administrative expenses	14,934	12,160	44,150	40,442
Restructuring expenses	—	562	—	1,620
Total costs and expenses	22,011	22,305	66,767	77,648
Other income (expense):
Interest and dividend income, net	246	295	773	1,026
Gains on sale of assets	—	—	865	—
Gains (losses) on investments, net	4	2	36	(1,469)
Total other income (expense)	250	297	1,674	(443)
Net loss before income taxes	(145)	(4,266)	(5,948)	(13,857)
Income tax benefit	—	299	—	793

Net loss	$(145)	$(3,967)	$(5,948)	$(13,064)

Net loss per share:
Basic and diluted	$(0.01)	$(0.19)	$(0.28)	$(0.61)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	21,691	21,403	21,613	21,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(145)	$(3,967)	$(5,948)	$(13,064)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period, net of tax	399	176	(310)	222
Reclassification adjustment for (gains) losses included in net income (loss)	—	(2)	21	1,469
Net unrealized gains (losses) on securities	399	174	(289)	1,691
Total comprehensive income (loss)	$254	$(3,793)	$(6,237)	$(11,373)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,948)	$(13,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,935	2,742
Impairment loss on assets held for sale	—	800
Amortization of premium/discount on purchased securities	2,076	2,181
Write-off of inventory	502	598
Non-cash equity-based compensation expense	5,886	5,312
Non-cash income tax benefit	—	(793)
(Gains) losses on sale of assets	(865)	—
(Gains) losses on investments, net	(36)	1,469
Change in fair value of contingent consideration	279	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,368)	(1,431)
Inventories	640	3,262
Receivable from collaboration	13	(349)
Prepaid and other current assets	313	(1,339)
Accounts payable and accrued expenses	(7,033)	(13,386)
Deferred revenues	(4,999)	(3,668)
Other long-term liabilities	(305)	(302)
Total adjustments	(2,962)	(4,904)
Net cash used in operating activities	(8,910)	(17,968)

Cash flows from investing activities:
Proceeds from sales or maturities of investments	84,454	102,540
Purchase of investments	(88,629)	(105,305)
Acquisition of MuGard Rights and inventory	(3,434)	—
Proceeds from sale of assets	977	—
Change in restricted cash	(400)	—
Capital expenditures	(1,206)	(47)
Net cash used in investing activities	(8,238)	(2,812)

Cash flows from financing activities:
Payment of contingent consideration	(4)	—
Proceeds from the exercise of stock options	1,629	56
Proceeds from the issuance of common stock under ESPP	176	150
Net cash provided by financing activities	1,801	206

Net decrease in cash and cash equivalents	(15,347)	(20,574)
Cash and cash equivalents at beginning of the period	46,293	63,474
Cash and cash equivalents at end of the period	$30,946	$42,900

Supplemental Data:
Accrued fixed asset purchases	$193	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

A.               Description of Business

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a specialty pharmaceutical company that markets Feraheme® (ferumoxytol) Injection for Intravenous, or IV, use to treat iron deficiency anemia, or IDA, and MuGard® Mucoadhesive Oral Wound Rinse for the management of oral mucositis.

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

On June 6, 2013, or the Acquisition Date, we entered into a License Agreement with Access Pharmaceuticals, Inc., or Access, under which we acquired the U.S. commercial rights to MuGard, or the Access License Agreement. MuGard was launched by Access in 2010 after receiving 510(k) clearance from the FDA and is indicated for the management of oral mucositis/stomatitis (that may be caused by radiotherapy and/or chemotherapy) and all types of oral wounds (mouth sores and injuries), including aphthous ulcers/canker sores and traumatic ulcers, such as those caused by oral surgery or ill-fitting dentures or braces. Under the Access License Agreement, we obtained an exclusive, royalty-bearing license, with the right to grant sublicenses, to certain intellectual property rights, including know-how, patents and trademarks, to use, import, offer for sale, sell, manufacture and commercialize MuGard in the U.S. and its territories, or the U.S. Territory, for the management of all diseases or conditions of the oropharyngeal cavity, including mucositis, or the MuGard Rights. Additional details regarding the Access License Agreement and the MuGard Rights can be found in Note G.

We are subject to risks common to companies in the pharmaceutical industry including, but not limited to, our primary dependence on the success of Feraheme/Rienso, uncertainty of the regulatory approval process for the broader Feraheme/Rienso indication or for potential alternative manufacturing facilities and processes, the potential development of significant safety or drug interaction problems with respect to Feraheme/Rienso, uncertainties related to the protection of our proprietary technology related to Feraheme, our dependence on third parties to manufacture Feraheme/Rienso and MuGard, uncertainties related to potential collaborations, in-licensing arrangements or acquisition agreements, competition in our industry, uncertainties regarding market acceptance of Feraheme/Rienso or MuGard, our reliance on a limited number of customers for Feraheme, uncertainties related to patient insurance coverage and third-party reimbursement rates and terms for Feraheme/Rienso or MuGard, our reliance on Takeda to commercialize Feraheme/Rienso in certain territories outside of the U.S., the potential inability of our or Access’ third-party manufacturers to operate their facilities in compliance with current good manufacturing practices and manufacture sufficient quantities of Feraheme/Rienso or MuGard, uncertainties related to the impact of current and future healthcare initiatives and legislation, our third-party manufacturers, or Access’ potential inability to obtain raw or other materials, our potential inadvertent failure to comply with reporting and payment obligations under government pricing programs, our potential inability to become profitable in the future, our limited experience commercializing and distributing a pharmaceutical product, our dependence on key personnel, the potential fluctuation of our operating results, potential differences between actual future results and the estimates or assumptions used by us in preparation of our condensed consolidated financial statements, our potential inadvertent failure to comply with the regulations of the FDA or other federal, state or foreign government agencies, the volatility of our stock price, uncertainties related to the actions of activist stockholders, potential product liability, potential legislative and regulatory changes, and potential costs and liabilities associated with pending or future litigation or patent challenges.

Throughout this Quarterly Report on Form 10-Q, AMAG Pharmaceuticals, Inc. and our consolidated subsidiaries are collectively referred to as “the Company,” “we,” “us,” or “our.”

B.               Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position and results of operations of the Company for the interim periods presented. Such adjustments consisted only of normal recurring items. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. As of  the Acquisition Date, our financial statements include the assets, liabilities, operating results and cash flows related to the MuGard Rights.

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

We hold certain assets and liabilities that are required to be measured at fair value on a recurring basis, including our cash equivalents, investments, and contingent consideration. The following tables represent the fair value hierarchy as of September 30, 2013 and December 31, 2012 for those assets and liabilities that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$22,736	$22,736	$—	$—
Corporate debt securities	129,664	—	129,664	—
U.S. treasury and government agency securities	52,931	—	52,931	—
Total Assets	$205,331	$22,736	$182,595	$—
Liabilities:
Acquisition-related contingent consideration	$13,975	$—	$—	$13,975
Total Liabilities	$13,975	$—	$—	$13,975

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$24,058	$24,058	$—	$—
Corporate debt securities	111,690	—	111,690	—
U.S. treasury and government agency securities	59,569	—	59,569	—
Commercial paper	9,491	—	9,491	—
	$204,808	$24,058	$180,750	$—

With the exception of our money market funds and our acquisition-related contingent consideration, the fair value of our investments listed in the table above is primarily determined from independent pricing services. Independent pricing services normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analyses of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of either September 30, 2013 or December 31, 2012. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the nine months ended September 30, 2013.

We are accounting for the acquisition of the MuGard Rights as a business combination under the acquisition method of accounting. Additional details regarding the Access License Agreement and the MuGard Rights can be found in Note G. The fair value measurements of contingent consideration obligations and the related intangible asset arising from business combinations are determined using unobservable, or Level 3, inputs. These inputs include (i) the estimated amount and timing of projected cash flows; (ii) the probability of the achievement of the factors on which the contingency is based; and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

During the three months ended September 30, 2013, we completed the valuation for the acquisition of the MuGard Rights. Some of the amounts previously estimated have changed during the measurement period, including the amounts and timing of cash flows related to the royalties we expect to pay to Access under the Access License Agreement. The measurement period adjustments represent revisions to estimates in the interim period subsequent to the acquisition and initial accounting date. As a result of these changes, the fair value of the contingent consideration, which was originally assessed to be $14.0 million as of the Acquisition Date has been adjusted to $13.7 million as of the Acquisition Date. These measurement period adjustments have been retrospectively applied to our condensed consolidated balance sheet at June 30, 2013.

The following table presents a reconciliation of contingent consideration obligations related to our acquisition of the MuGard Rights measured on a recurring basis using Level 3 inputs as of September 30, 2013 (in thousands):

Balance as of June 6, 2013	$—
Acquisition date fair value of contingent consideration	13,700
Balance as of June 30, 2013	$13,700
Payments made	(4)
Adjustments to fair value of contingent consideration	279
Balance as of September 30, 2013	$13,975

During the three and nine months ended September 30, 2013, we recorded $0.3 million in expense related to the increase in fair value of the contingent consideration liability. This expense represents the time value of money impact of the contingent consideration fair value assessment as of September 30, 2013 and is included in selling, general and administrative expenses in our condensed consolidated statements of operations. As of September 30, 2013, we estimate that the undiscounted royalty amounts we could pay under the Access License Agreement may range from $28.0 million to $34.0 million over a ten year period, which is our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived. This measure is based on significant Level 3 inputs not observable in the market. Key assumptions include a discount rate of approximately 15%. As of September 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the Acquisition Date.

In addition, in connection with the acquisition of the MuGard Rights, we acquired an intangible asset of $16.9 million, which was originally determined based on fair value measurements. These measures were based on significant Level 3 inputs not observable in the market. Key assumptions include a discount rate of 19%. We believe the estimated fair values of the MuGard Rights are based on reasonable assumptions, however, we cannot provide assurance that the underlying assumptions used to forecast the cash flows will materialize as we estimated and thus, our actual results may vary significantly from the estimated results.

Assets Held for Sale

During 2012, we determined that certain assets related to our Cambridge, Massachusetts manufacturing facility, including the related land, building and certain equipment, met the criteria established by current accounting guidance for classifying assets as held for sale. As a result, during 2012, we reclassified these assets from property and equipment to assets held for sale in our condensed consolidated balance sheet. In anticipation of a future sale, we valued these assets at the lower of their carrying amount or fair value less cost to sell to arrive at the estimated fair value of $2.0 million as of December 31, 2012. During the nine months ended September 30, 2013, we sold $0.5 million of equipment related to our Cambridge, Massachusetts manufacturing facility. In connection with these sales, we recorded a gain of $0.4 million during the nine months ended September 30, 2013 and reduced the carrying value of our assets held for sale by $0.1 million to $1.9 million at September 30, 2013. The fair values of the land, building, and equipment were estimated using Level 3 inputs, which included offers received from potential purchasers, real estate appraisals and other estimates from third-parties. On October 30, 2013, we sold our Cambridge, Massachusetts manufacturing facility, including the land, building and related personal property, to 61 Mooney Street LLC. Refer to Note P for additional information.

Revenue Recognition and Related Sales Allowances and Accruals

An analysis of our product sales allowances and accruals for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Provision for U.S. Feraheme sales allowances and accruals
Discounts and chargebacks	$10,205	$6,644
Government and other rebates	3,044	1,595
Medicaid rebate reserve adjustment	(625)	(861)
Returns	265	(1,122)
Total provision for U.S. Feraheme sales allowances and accruals	$12,889	$6,256

Total gross U.S. Feraheme sales	$32,236	$22,442

Total provision for U.S. Feraheme sales allowances and accruals as a percent of total gross U.S. Feraheme sales	40%	28%

	Nine Months Ended September 30,
	2013	2012
Provision for U.S. Feraheme sales allowances and accruals
Discounts and chargebacks	$26,925	$19,382
Government and other rebates	8,106	4,487
Medicaid rebate reserve adjustment	(568)	(621)
Returns	697	(1,680)
Total provision for U.S. Feraheme sales allowances and accruals	$35,160	$21,568

Total gross U.S. Feraheme sales	$87,541	$65,474

Total provision for U.S. Feraheme sales allowances and accruals as a percent of total gross U.S. Feraheme sales	40%	33%

We generally offer our wholesalers, specialty distributors and other customers a limited right to return Feraheme purchased directly from us, based on the product’s expiration date which, once packaged, is currently five years in the U.S. Reserves for Feraheme returns for U.S. sales are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. We evaluate our estimated product returns rate each period based on the historical return patterns and known or expected changes in the marketplace. We did not significantly adjust our reserve for product returns during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we reduced our reserve by approximately $2.1 million as a result of a lower expected rate of product returns based on our actual returns experience to date as well as the lapse of the product return period on certain manufactured Feraheme lots that carried a two-year expiration period. The product returns provision applied to gross product sales for the nine months ended September 30, 2013 was $0.7 million as compared to a credit of $1.7 million for the nine months ended September 30, 2012.

In addition, as part of our sales allowances and accruals, we reserve for estimated Medicaid rebates associated with instances where Medicaid will act as the insurer and for which we are required to pay a statutory rebate to Medicaid. We regularly assess our Medicaid reserve balance and the rate at which we accrue for claims against product sales. If we determine in future periods that our actual rebate experience is not indicative of expected claims, if our actual claims experience changes, or if other factors affect estimated claims rates, we may be required to adjust our current Medicaid accumulated reserve estimate, which could significantly affect our earnings in the period of the adjustment. During each of the nine months ended September 30, 2013 and 2012, we revised our estimated Medicaid reserve rate based on actual product-specific rebate claims received since the July 2009 launch of Feraheme, our expectations of state level activities, and estimated rebate claims not yet submitted, which resulted in a $0.6 million reduction of our then estimated Medicaid rebate reserve related to prior period Feraheme sales. These changes in estimates are reflected as an increase in our net product sales for the nine months ended September 30, 2013 and 2012 and resulted in reductions to our gross to net percentage in the respective periods. The reduction of our estimated Medicaid rebate reserve had an impact of $0.03 per basic and diluted share for the each of the nine months ended September 30, 2013 and 2012.

Acquisitions

We account for acquired businesses using the acquisition method of accounting, which requires, with limited exceptions, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the estimated fair values of the net assets acquired is recorded as goodwill.

Intangible Assets

Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Contingent Consideration

Contingent consideration arising from a business combination is included as part of the acquisition cost and is recognized at fair value as of the acquisition date. Any liability resulting from contingent consideration is remeasured to its fair value at each reporting date until the contingency is resolved. These changes in fair value are recognized in our condensed consolidated statements of operations.

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, investments, and accounts receivable. As of September 30, 2013, our cash, cash equivalents and investments amounted to approximately $213.5 million. We currently invest our excess cash primarily in U.S. government and agency money market funds, and investments in corporate debt securities and U.S. treasury and government agency securities. As of September 30, 2013, we had approximately $22.7 million of our total $30.9 million cash and cash equivalents balance invested in institutional money market funds, of which $13.9 million was invested in a single fund, which is collateralized solely by U.S. treasury and government agency securities.

Our operations are located solely within the U.S. We are focused principally on developing, manufacturing, and commercializing Feraheme/Rienso and commercializing MuGard. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
AmerisourceBergen Drug Corporation	43%	34%
McKesson Corporation	23%	17%
Cardinal Health, Inc.	16%	11%
Takeda Pharmaceuticals Company Limited	11%	31%

In addition, approximately 32% and 33% of our end-user demand during the nine months ended September 30, 2013 and 2012, respectively, was generated by members of a single group purchasing organization with which we have contracted. Revenues from customers outside of the U.S. amounted to approximately 11% and 32% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively, and were primarily related to collaboration revenue recognized in connection with our collaboration agreement with Takeda, which is headquartered in Japan.

We are currently solely dependent on a single supply chain for our Feraheme/Rienso drug substance and finished drug product. We are exposed to a significant loss of revenue from the sale of Feraheme/Rienso if our suppliers and/or manufacturers cannot fulfill demand for any reason.

C.    Investments

As of September 30, 2013 and December 31, 2012, our investments equaled $182.6 million and $180.8 million, respectively, and consisted of securities classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in debt and equity securities.

The following is a summary of our investments as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$45,645	$67	$(2)	$45,710
Due in one to three years	84,020	92	(158)	83,954
U.S. treasury and government agency securities
Due in one year or less	22,551	25	—	22,576
Due in one to three years	30,321	53	(19)	30,355
Total investments	$182,537	$237	$(179)	$182,595

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$52,332	$88	$(6)	$52,414
Due in one to three years	59,176	137	(37)	59,276
U.S. treasury and government agency securities
Due in one year or less	24,795	86	—	24,881
Due in one to three years	34,606	84	(2)	34,688
Commercial paper
Due in one year or less	9,494	1	(4)	9,491
Total investments	$180,403	$396	$(49)	$180,750

Impairments and Unrealized Losses on Investments

We did not recognize any other-than-temporary impairment losses in our condensed consolidated statements of operations related to our securities during any of the three or nine month periods ended September 30, 2013 and 2012. We considered various factors, including the length of time that each security was in an unrealized loss position and our ability and intent to hold these securities until the recovery of their amortized cost basis occurs. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and which may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

Realized Gains and Losses on Investments

Gains and losses are determined on the specific identification method. Realized gains were insignificant during both the three and nine months ended September 30, 2013. During the nine months ended September 30, 2012 we recorded realized losses of $1.5 million to our condensed consolidated statements of operations related to the sale of our then-remaining auction rate securities portfolio.

D.            Accounts Receivable, Net

Our net accounts receivable were $8.8 million and $6.4 million as of September 30, 2013 and December 31, 2012, respectively, and primarily represented amounts due from wholesalers and distributors to whom we sell Feraheme directly. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts. Reserves for other sales-related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in our condensed consolidated balance sheets.

Customers which represented greater than 10% of our accounts receivable balances as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
AmerisourceBergen Drug Corporation	48%	48%
Cardinal Health, Inc.	28%	18%
McKesson Corporation	19%	28%

E.            Inventories

Our major classes of inventories were as follows as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$5,151	$2,652
Work in process	5,835	2,524
Finished goods	3,708	7,275
Total inventories	$14,694	$12,451

In May 2013, Takeda recalled one specific batch of Rienso from the Swiss market. The batch was only distributed to and sold in Switzerland and the recall was limited to the specific batch and specifically in Switzerland. We and Takeda have completed an investigation regarding the specific Swiss batch of Rienso and the reported adverse events and Takeda has filed a report with the Swiss Agency for Therapeutic Products, commonly known as SwissMedic. During the nine months ended September 30, 2013, we expensed $0.5 million of inventory related to this batch of Rienso which we no longer believed was suitable for sale and which was the subject of the voluntary recall by Takeda in the Swiss market.

F.             Property and Equipment, Net

Property and equipment consisted of the following as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013	December 31, 2012
Buildings and improvements	$953	$5,373
Laboratory and production equipment	343	115
Furniture and fixtures	1,828	5,326
Construction in process	34	228
	3,158	11,042
Less - accumulated depreciation	(1,417)	(7,745)
Property and equipment, net	$1,741	$3,297

In September 2013, we relocated our corporate offices from Lexington, Massachusetts to Waltham, Massachusetts. In connection with our relocation, we recorded $1.4 million of new leasehold improvements and furniture and fixtures related to our new location. In addition, during the nine months ended September 30, 2013, we recorded $2.8 million of depreciation expense, including $1.9 million of accelerated depreciation expense related to fixed assets at our prior office facility.

G.           Business Combination

As part of our strategy to expand our portfolio with additional commercial-stage specialty products, in June 2013, we entered into the Access License Agreement pursuant to which we obtained an exclusive, royalty-bearing license, with the right to grant sublicenses, to certain intellectual property rights, including know-how, patents and trademarks, to use, import, offer for sale, sell, manufacture and commercialize MuGard in the U.S. Territory for the management of all diseases or conditions of the oropharyngeal cavity, including mucositis.

MuGard was launched by Access in 2010 after receiving 510(k) clearance from the FDA and is indicated for the management of oral mucositis/stomatitis (that may be caused by radiotherapy and/or chemotherapy) and all types of oral wounds (mouth sores and injuries), including aphthous ulcers/canker sores and traumatic ulcers, such as those caused by oral surgery or ill-fitting dentures or braces.

Access will continue to manufacture MuGard and we have entered into or plan to enter into separate quality and supply agreements with Access under which we will purchase MuGard inventory from Access. Our inventory purchases will be at the price actually paid by Access to purchase it from a third-party plus a mark-up to cover administration, handling and overhead.

In consideration for the license, we paid Access an upfront payment of $3.3 million in June 2013. We will also pay Access royalties on future net sales of MuGard until the later of (i) the expiration of the licensed patents or (ii) the tenth anniversary of the first commercial sale of MuGard under the Access License Agreement in the U.S. Territory, or the Royalty Term. These tiered, double-digit royalty rates decrease for any part of the Royalty Term occurring after the expiration of the licensed patents and are subject to off-set against certain of our expenses. After the expiration of the Royalty Term, the license shall become a fully paid-up, royalty-free and perpetual license in the U.S. Territory. In addition to making an upfront payment of $3.3 million, we also acquired $0.2 million of existing MuGard inventory from Access, which was included in our condensed consolidated balance sheet as of the Acquisition Date.

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

•                  The discount rate selected to measure the risks inherent in the future cash flows; and

•                  An assessment of the asset’s life-cycle and the competitive trends impacting the asset.

The following table summarizes the total consideration for the MuGard Rights (in thousands):

Consideration:
Cash	$3,434
Acquisition-related contingent consideration	13,700
Total consideration	$17,134

The $17.1 million total consideration includes the estimated fair value of the contingent consideration at the Acquisition Date. During the three months ended September 30, 2013, we completed the valuation for the acquisition of the MuGard Rights. Some of the amounts previously estimated have changed during the measurement period, including the amounts and timing of cash flows related to the royalties we expect to pay to Access under the Access License Agreement. As a result of these changes, the fair value of the contingent consideration, which was originally assessed to be $14.0 million as of the Acquisition Date, has been adjusted to $13.7 million as of the Acquisition Date, and the fair value of the intangible asset, which was originally assessed to be $17.2 million, was determined to be $16.9 million as of the Acquisition Date, both reflecting an adjustment of $0.3 million. The revised Acquisition Date fair value of the contingent consideration was determined based on various market factors, including an analysis of estimated sales using a discount rate of approximately 15%. As of September 30, 2013, we estimated that the undiscounted royalty amounts we could pay under the Access License Agreement may range from $28.0 million to $34.0 million over a ten year period, which is our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived. The $0.3 million adjustment to the fair value estimate was based on significant Level 3 inputs not observable in the market. The measurement period adjustments represent updates made to the preliminary valuation based on revisions to estimates in the interim period subsequent to the acquisition and initial accounting date. These measurement period adjustments have been retrospectively applied to our condensed consolidated balance sheet at June 30, 2013. There was no impact from this adjustment to our condensed consolidated statement of operations for the three months ended June 30, 2013.

We have classified $0.9 million of the contingent consideration as a short-term liability, which was included in accrued expenses in our condensed consolidated balance sheet as of September 30, 2013.

The following table summarizes the estimated fair values of the assets acquired related to the business combination as of the Acquisition Date (in thousands):

Assets Acquired:
MuGard intangible asset	$16,893
Inventory	241
Net identifiable assets acquired	$17,134

The Acquisition Date fair value of the intangible asset was determined based on various market factors, including an analysis of estimated sales using a discount rate of 19%. This measure is based on significant Level 3 inputs not observable in the market. Such valuations require significant estimates and assumptions including but not limited to: estimating future cash flows from product sales and developing appropriate discount and probability rates. We believe the estimated fair values of the MuGard Rights are based on reasonable assumptions, however, we cannot provide assurance that the underlying assumptions used to forecast the cash flows will materialize as we estimated and thus, our actual results may vary significantly from the estimated results.

Commencing from the Acquisition Date, our condensed consolidated financial statements include the assets, liabilities, operating results and cash flows from the acquired product. As a result, our condensed consolidated financial statements for the nine months ended September 30, 2013 reflect less than four months of MuGard activity. Revenues related to MuGard sales for the nine months ended September 30, 2013 were not material.

Transaction costs are not included as a component of consideration transferred and are expensed as incurred. We incurred approximately $0.8 million of acquisition-related costs during the nine months ended September 30, 2013. These costs were primarily related to professional and legal fees and are included in selling, general and administrative expenses in our condensed consolidated statements of operations for the nine months ended September 30, 2013.

Pro forma results of operations would not be materially different as a result of the acquisition of the MuGard Rights and therefore are not presented.

H.              Intangible Assets, Net

In June 2013, we acquired the MuGard Rights from Access and recorded $16.9 million to finite-lived intangible assets based on the estimated fair value of the MuGard Rights as of the Acquisition Date.

We will amortize the MuGard Rights using an economic consumption model over ten years, which represents our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived. We believe this is the best approximation of the period over which we will derive the majority of value of the MuGard Rights. We recorded less than $0.1 million of amortization related to the MuGard Rights in cost of product sales in our condensed consolidated statements of operations for each of the three and nine months ended September 30, 2013 and as a result, our intangible asset related to the MuGard Rights remained at $16.9 million as of September 30, 2013.

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

We expect future annual amortization expense related to our intangible asset to be as follows (in thousands):

Period	Estimated Amortization Expense

Year Ended December 31, 2013	$41
Year Ended December 31, 2014	660
Year Ended December 31, 2015	915
Year Ended December 31, 2016	1,215
Year Ended December 31, 2017	1,616
Year Ended December 31, 2018	2,103
Thereafter	10,316
Total	$16,866

I.                Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three and nine months ended September 30, 2013, we did not recognize any tax expense or benefit due to our continued net operating loss position. For the three and nine months ended September 30, 2012, we recognized a $0.3 million and $0.8 million current federal income tax benefit, respectively, which was primarily the result of a decrease in unrealized losses associated with the sale of our then-remaining auction rate security portfolio in the second quarter of 2012. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

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

The changes in AOCI, net of tax, for the three and nine months ended September 30, 2013 consisted of the following (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Beginning Balance	$(3,935)	$(3,247)
Other comprehensive income (loss) before reclassifications	399	(310)
Gain (loss) reclassified from other accumulated comprehensive loss	—	21
Ending Balance	$(3,536)	$(3,536)

The amounts reclassified from other comprehensive loss for the nine months ended September 30, 2013 primarily represented realized gains on investments, which are included in our condensed consolidated statement of operations under “Gains (losses) on investments, net.”

K.           Net Loss per Share

We compute basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period. The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(145)	$(3,967)	$(5,948)	$(13,064)
Weighted average common shares outstanding	21,691	21,403	21,613	21,374
Net loss per share:
Basic and diluted	$(0.01)	$(0.19)	$(0.28)	$(0.61)

The following table sets forth the potential common shares issuable upon the exercise of outstanding options and the vesting of restricted stock units (prior to consideration of the treasury stock method), that were excluded from our computation of diluted net loss per share because such options and restricted stock units were anti-dilutive (in thousands):

	As of September 30,
	2013	2012
Options to purchase shares of common stock	2,717	2,315
Shares of common stock issuable upon the vesting of restricted stock units	497	468
Total	3,214	2,783

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

As of September 30, 2013, we have granted options and restricted stock units covering 6,220,350 shares of common stock under our 2007 Plan, of which 2,532,981 stock options and 626,122 restricted stock units have expired or terminated, and of which 137,865 options have been exercised and 423,997 shares of common stock have been issued pursuant to restricted stock units that became fully vested. The number of options and restricted stock units outstanding under this plan as of September 30, 2013 was 2,157,148 and 342,237, respectively. The remaining number of shares available for future grants as of September 30, 2013 was 2,074,125, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise. All outstanding stock options granted under our 2007 Plan have an exercise price equal to the closing price of a share of our common stock on the grant date and have either a seven or ten-year term.

Amended and Restated 2000 Stock Plan

As of September 30, 2013, the number of shares underlying outstanding options which were issued pursuant to our 2000 Plan was 104,941. There were no restricted stock units outstanding as of September 30, 2013. In November 2007, the 2000 Plan was succeeded by our 2007 Plan and, accordingly, no further grants may be made under this plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

Other Equity Compensation Grants

In February 2013, we granted restricted stock units to certain members of our senior management covering a maximum of 82,500 shares of common stock, which are subject to a performance condition tied to the price of our common stock. These restricted stock units vest, if at all, at the end of the three-year period ending December 31, 2015 based on the achievement of a minimum, target or maximum stock price range. In the event that the minimum stock price range is not achieved at the measurement date, none of the restricted stock units will vest. The maximum total fair value of these restricted stock units is $0.7 million, which are being recognized to expense over a period of three years from the date of grant, net of any estimated and actual forfeitures.

During the nine months ended September 30, 2013 and 2012, our Board of Directors, or the Board, granted options to purchase 210,000 and 300,000 shares of our common stock, respectively, to certain members of our senior management to induce them to accept employment with us. These options were granted at an exercise price equal to the fair market value of a share of our common stock on the respective grant dates. The options will be exercisable in four equal annual installments beginning on the first anniversary of the respective grant dates. Of the 210,000 options granted in 2013, 45,000 were forfeited during the nine months ended September 30, 2013. The assumptions used to value these options are substantially the same as those described in Note I to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition, during the nine months ended September 30, 2013 and 2012, our Board granted 95,000 and 100,000 restricted stock units, respectively, to certain members of our senior management to induce them to accept employment with us. These grants will vest in four equal annual installments beginning on the first anniversary of the respective grant dates. Of the 95,000 restricted stock units granted in 2013, 15,000 were forfeited during the nine months ended September 30, 2013. The foregoing grants were made pursuant to inducement grants outside of our 2007 Plan as permitted under the NASDAQ Global Market rules. We assessed the terms of these awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied.

Equity-based compensation expense

Equity-based compensation expense, for the three and nine months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of product sales	$25	$52	$83	$198
Research and development	337	473	1,634	1,420
Selling, general and administrative	1,303	1,525	4,169	3,694
Total equity-based compensation expense	$1,665	$2,050	$5,886	$5,312

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

M.   Commitments and Contingencies

Facility Lease Obligations

In June 2013, we entered into a lease agreement with BP Bay Colony LLC, or the Landlord, for the lease of certain real property located at 1100 Winter Street, Waltham, Massachusetts, or the Premises, for use as our principal executive offices. The Landlord agreed to build out the Premises, which was completed in September 2013. The initial term of the lease is five years and two months with one five-

year extension term at our option. During the extension period, the base rent will be an amount agreed upon by us and the Landlord. In addition to base rent, we are also required to pay a proportionate share of the Landlord’s operating costs. The lease requires us to pay base rent during the initial term as follows:

Period	Minimum Lease Payments

Year Ended December 31, 2013	$131,553
Year Ended December 31, 2014	1,127,595
Year Ended December 31, 2015	1,127,595
Year Ended December 31, 2016	1,127,595
Year Ended December 31, 2017	1,127,595
Thereafter	1,033,629
Total	$5,675,562

The Landlord agreed to pay for certain agreed-upon improvements and we agreed to pay for any increased costs due to changes by us to the agreed-upon plans. We record all tenant improvements paid by us as leasehold improvements and amortize these improvements over the shorter of the estimated useful life of the improvement or the remaining life of the initial lease term. Amortization of leasehold improvements is included in depreciation expense.

In addition, in connection with our new facility lease, in June 2013 we delivered to the Landlord a security deposit of $0.4 million in the form of an irrevocable letter of credit. This security deposit will be reduced to $0.3 million on the second anniversary of the date the lease commenced. The cash securing this letter of credit is classified on our balance sheet as of September 30, 2013 as a long-term asset and is restricted in its use.

In June 2013, we also entered into an Assignment and Assumption of Lease, or the Assignment Agreement, with Shire Human Genetic Therapies, Inc., or Shire, effecting the assignment to Shire of the right to occupy our former office space located at 100 Hayden Avenue, Lexington, Massachusetts, or the Prior Space. Under the Assignment Agreement, the assignment to Shire became effective on September 21, 2013, the date of our departure from the Prior Space, and Shire assumed all of our obligations as the tenant of the Prior Space. The Assignment Agreement also provided for the conveyance of furniture and other personal property by us to Shire.

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

A purported class action complaint was originally filed on March 18, 2010 in the U.S. District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Chief Financial Officer, the then-members of our Board, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged omissions in a registration statement filed in January 2010. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11 and 15, 2011, respectively, the District Court issued an Opinion and Order dismissing the SAC with prejudice for failure to state a claim upon which relief could be granted. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit, or the Court of Appeals. The Court of Appeals heard oral argument on May 11, 2012. On February 4, 2013, the Court of Appeals affirmed in part and reversed in part the District Court’s Opinion and Order and remanded the case to the District Court. On February 19, 2013, we filed a Petition for Panel Rehearing and Rehearing En Banc, which was denied on March 15, 2013. On March 22, 2013, we filed a Motion to Stay the Mandate remanding the case to the District Court pending review by the U.S. Supreme Court of the Court of Appeals’ February 4, 2013 decision. The Court of Appeals granted the Motion to Stay the Mandate on April 8, 2013. On June 13, 2013, we filed a Petition for a Writ of Certiorari, or the Petition, with the U.S. Supreme Court seeking review of the Court of Appeal’s decision and to have that decision overturned. On October 7, 2013 the U.S. Supreme Court denied our Petition, resulting in the case’s return to the District Court for further proceedings relative to the SAC’s surviving claims. Our response to the SAC is due on or before November 6, 2013. The plaintiffs will submit an opposition to our response on or before December 6, 2013. We are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with this matter, if any, and have therefore not recorded any potential estimated liability as we do not believe that such a liability is probable nor do we believe that a range of loss is currently estimable.

In July 2010, Sandoz GmbH, or Sandoz, filed with the European Patent Office, or the EPO, an opposition to a previously issued patent which covers ferumoxytol in EU jurisdictions. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked this patent. In December 2012, our notice of appeal of that decision was recorded with the EPO, which also suspended the revocation of our patent. On May 13, 2013, we filed a statement of grounds of appeal and on September 27, 2013, Sandoz filed a response to that statement. We will continue to defend the validity of this patent throughout the appeals process, which we expect to take two to three years. However, in the event that we do not experience a successful outcome from the appeals process, under EU regulations ferumoxytol would still be entitled to eight years of data protection and ten years of market exclusivity from the date of approval, which we believe would create barriers to entry for any generic version of ferumoxytol into the EU market until sometime between 2020 and 2022. This decision had no impact on our revenues for the nine months ended September 30, 2013. However, any future unfavorable outcome in this matter could negatively affect the magnitude and timing of future revenues, including royalties and milestone payments we may receive from Takeda pursuant to our collaboration agreement with Takeda. We do not expect to incur any related liability regardless of the outcome of the appeal and therefore have not recorded any liability as of September 30, 2013. We continue to believe the patent is valid and intend to vigorously appeal the decision.

We may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to product liability matters or related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us as of September 30, 2013. We expense legal costs as they are incurred.

Acquisition-related Contingent Consideration

In connection with the acquisition of the MuGard Rights, we have agreed to pay Access royalties on future sales of MuGard. We have estimated the fair value of the contingent consideration related to the acquisition of the MuGard Rights to be $14.0 million as of September 30, 2013. The fair value of these contingent payments was calculated based on estimated sales and were discounted using a rate of approximately 15%. Changes in contingent consideration expense result from changes in the assumptions regarding probabilities of the estimated timing and amount of royalty payments to Access and the discount rate used to estimate the fair value of the liability. Contingent consideration expense may change significantly as we gain more information related to sales of MuGard, impacting our assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value.

N.            Collaborative Agreements

Our commercial strategy includes the formation of collaborations with other pharmaceutical companies to facilitate the sale and distribution of Feraheme/Rienso, primarily outside of the U.S, as well as expanding our portfolio through the in-license or purchase of additional commercialized specialty pharmaceutical products. In addition to our collaborative agreements described in Note N to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, we were a party to the collaboration arrangements described below as of September 30, 2013.

Takeda

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, certain Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey. In June 2012, we entered into an amendment to the Takeda Agreement, or the Amended Takeda Agreement, which removed the Commonwealth of Independent States from the territories under which Takeda has the exclusive rights to develop and commercialize Feraheme/Rienso. In addition, the Amended Takeda Agreement modified the timing and pricing arrangements for a supply agreement to be entered into between us and Takeda in the future, the terms related to primary and secondary manufacturing for drug substance and drug product, certain patent-related provisions, and the re-allocation of certain of the agreed-upon milestone payments. We analyzed the Amended Takeda Agreement and determined that the amended terms did not result in a material modification of the original Takeda Agreement (and thus did not require us to change our accounting model) because (i) there were no changes to the deliverables under the original Takeda Agreement as a result of the amendment, and (ii) the change in arrangement consideration as a result of the amendment was not quantitatively material in relation to the total arrangement consideration.

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

In addition, the remaining milestone payments we may be entitled to receive under the Amended Takeda Agreement could over time equal up to $186.0 million. For any milestone payments we may receive based upon the approval by certain regulatory agencies, we have determined that these will be deemed substantive milestones and, therefore, will be accounted for as revenue in the period in which they are achieved. In June 2012, we earned a $15.0 million milestone payment from Takeda based on the European Commission marketing authorization for ferumoxytol. We deemed the $15.0 million milestone payment as a substantive milestone and therefore recognized the full amount as revenue in the six months ended June 30, 2012 in our condensed consolidated statements of operations. We have also determined that any non-substantive milestone payments will be accounted for in accordance with our revenue attribution method for the upfront payment, as described above. During 2012, we received an aggregate of $18.0 million in milestone payments from Takeda associated with the commercial launches of Feraheme/Rienso in Canada and the EU, which we deemed to be non-substantive milestone payments. Revenues related to the combined unit of accounting are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations. During the three and nine months ended September 30, 2013, we recorded $2.0 million and $5.9 million in revenues, respectively, associated with the upfront payment and the $18.0 million in non-substantive milestone payments we received in 2012. Any potential non-substantive milestone payments that may be received in the future will be recognized as revenue on a cumulative catch up basis when they become due and payable.

We have received and may also receive additional regulatory approval and performance-based milestone payments, reimbursement of certain out-of-pocket regulatory and clinical supply costs, defined payments for supply of Feraheme/Rienso, and tiered double-digit royalties on net product sales in the agreed-upon territories under the Amended Takeda Agreement.

Under the terms of the Amended Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs associated with carrying out our regulatory and clinical research activities under the collaboration agreement. Because we are acting as the principal in carrying out these services, any reimbursement payments received from Takeda are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations to match the costs that we incur during the period in which we perform those services. During the three and nine months ended September 30, 2013, we recorded less than $0.1 million and $0.1 million associated with other reimbursement revenues received from Takeda, respectively.

At the time of shipment, we defer recognition of all revenue for Feraheme/Rienso sold to our licensees in our condensed consolidated balance sheets. We recognize revenues from product sales to our licensees, the related cost of goods sold, and any royalty revenues due from our licensees, in our condensed consolidated statement of operations at the time our licensees report to us that sales have been made to their customers. During the three and nine months ended September 30, 2013, we recognized $0.1 million and $0.3 million, respectively, in product sales and royalty revenue related to the Amended Takeda Agreement and we have included this revenue in other product sales and royalties in our condensed consolidated statement of operations. As of September 30, 2013, we had approximately $2.1 million in deferred revenue related to product shipped to Takeda but not yet sold through to Takeda’s customers, and $1.9 million in deferred cost of product sales, which are included in our condensed consolidated balance sheet.

O.           Restructuring

During 2012 and 2011, we initiated corporate restructurings, including a workforce reduction plan. The majority of the workforce reduction plan in 2012 was associated with our manufacturing and development infrastructure, including our decision to divest our Cambridge, Massachusetts manufacturing facility. The workforce reductions were substantially completed by the end of 2012 and the majority of the related expenses were paid by the end of 2012.

The following table outlines the components of our restructuring expenses which were recorded in operating expenses and current liabilities for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Accrued restructuring, beginning of period	$329	$1,728
Employee severance, benefits and related costs	—	441
Payments	(213)	(902)
Inventory and other adjustments	—	166
Accrued restructuring, end of period	$116	$1,433

	Nine Months Ended September 30,
	2013	2012
Accrued restructuring, beginning of period	$1,383	$2,366
Employee severance, benefits and related costs	—	1,019
Payments	(1,267)	(2,029)
Inventory and other adjustments	—	77
Accrued restructuring, end of period	$116	$1,433

P.             Subsequent Event

On October 22, 2013, we entered into an Agreement of Sale with 61 Mooney Street LLC for the sale of our Cambridge, Massachusetts manufacturing facility, including the land, building and related personal property. The closing occurred on October 30, 2013, at which time we received $2.0 million in consideration. We do not expect to recognize a material gain or loss on this transaction.

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

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as “may” “will,” “expect,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Examples of forward-looking statements contained in this report include statements regarding the following: our plan to grow Feraheme in the U.S. chronic kidney disease market and through international and label expansion; the expansion of our portfolio through the in-license or purchase of additional specialty pharmaceutical products; expectations regarding our supplemental New Drug Application for Feraheme; the timing of the response from the EMA and Health Canada regarding Takeda Pharmaceutical Company Limited’s Type II variation and Supplemental New Drug Submission, respectively; our expectations regarding the timing for enrollment in and commencement of our pediatric study and post-approval trials; our plans for a post-approval trial to assess the safety and efficacy of repeat doses of Feraheme for the treatment of iron deficiency anemia; our expectation that 3SBio, Inc. will begin a clinical trial if approved by the Chinese State Food and Drug Administration; our expectation of costs to be incurred in connection with and revenue sources to fund our future operations; our expectation for the patient population for Feraheme in the U.S.; our expectations regarding the success of our collaboration with Takeda Pharmaceutical Company Limited, including any potential milestone payments, product sales or royalties we may receive; our expectations regarding the manufacture of all Feraheme/Rienso drug substance and drug product at our third-party manufacturers; our expectations regarding customer returns and related reserves and accruals; labeling and other changes for Rienso in the EU expected as a result of the review by the Medicinal Products for Human Use of IV iron-containing medications used to treat iron deficiency anemia; our expectations regarding the validity of our European ferumoxytol patent and timing of the appeals process; our expectations regarding the Branded Drug Fee under the Health Care Reform Act and the Medicare reimbursement rate for Feraheme and estimates for Medicaid rebates; our expectations regarding our license fee and other collaboration revenues; the effect of price increases; expected customer mix and utilization rates; the impact of volume rebates and other incentives; provider purchase patterns and use of competitive products; expectations regarding MuGard and our license arrangement with Access Pharmaceuticals, Inc.; the valuation of certain intangible assets, contingent consideration and other assets and liabilities, including our methodology and assumptions regarding fair value measurements; our gross-to-net sales adjustments; our Citizen’s Petition; our expectation for product sales and our costs of product sales as a percentage of net product sales and royalties, our research and development expenses, external expenses and the timing of our planned research and development projects, and selling, general and administrative expenses; our belief regarding the potential impact of the adoption of newly issued and future accounting guidance on our financial statements; our expectations for our cash, cash equivalents and investments balances and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.

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

Overview

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a specialty pharmaceutical company that markets Feraheme® (ferumoxytol) Injection for Intravenous, or IV, use to treat iron deficiency anemia, or IDA, and MuGard® Mucoadhesive Oral Wound Rinse for the management of oral mucositis.

Currently, our principal source of revenue is from the sale of Feraheme, which was approved for marketing in the U.S. in June 2009 by the U.S. Food and Drug Administration, or the FDA, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with chronic kidney disease, or CKD. We began selling Feraheme in the U.S. in July 2009 through our own commercial organization, including a specialty sales force. We sell Feraheme to authorized wholesalers and specialty distributors, who in turn, sell Feraheme to healthcare providers who administer Feraheme primarily within hospitals, hematology and oncology centers, and nephrology clinics. We are working to continue to grow Feraheme in the U.S. CKD market and to drive additional growth of Feraheme through both international and label expansion. We are also focusing our efforts on marketing and selling MuGard in the U.S.

Portfolio Expansion

To further build our business, we intend to continue to expand our portfolio through the in-license or purchase of additional commercialized specialty pharmaceutical products. In particular, we are seeking complementary products that will leverage our commercial infrastructure and focus on hematology and oncology centers, hospital infusion centers or other sites of care where IV iron is administered or where IDA patients are diagnosed or treated. We are also looking at the potential addition of products outside of our current sales force’s call points, which would potentially benefit Feraheme through increased referrals from certain physician specialists, such as gastroenterologists or rheumatologists. These new call points could be synergistic with the potential label expansion of Feraheme, if regulatory approval is obtained.

On June 6, 2013, or the Acquisition Date, we entered into a License Agreement with Access Pharmaceuticals, Inc., or Access, under which we acquired the U.S. commercial rights to MuGard, or the Access License Agreement. MuGard was launched by Access in 2010 after receiving 510(k) clearance from the FDA and is indicated for the management of oral mucositis/stomatitis (that may be caused by radiotherapy and/or chemotherapy) and all types of oral wounds (mouth sores and injuries), including aphthous ulcers/canker sores and traumatic ulcers, such as those caused by oral surgery or ill-fitting dentures or braces. Under the Access License Agreement, we obtained an exclusive, royalty-bearing license, with the right to grant sublicenses, to certain intellectual property rights, including know-how, patents and trademarks, to use, import, offer for sale, sell, manufacture and commercialize MuGard in the U.S. and its territories, or the U.S. Territory, for the management of all diseases or conditions of the oropharyngeal cavity, including mucositis, or the MuGard Rights. In addition, we obtained all rights, title and interest in MuGard-related internet and social media outlets and other sales, marketing and promotional materials currently owned or controlled by Access, because, pursuant to the Access License Agreement, Access will no longer commercialize, market, promote, sell or make public communications relating to MuGard in the U.S. Territory, except as may be agreed to by us. We sell MuGard to wholesalers and specialty and retail pharmacies. See Note G to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Access License Agreement and the MuGard Rights.

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

In 2012, we completed a phase III clinical program for Feraheme in patients with IDA who had failed or could not use oral iron. The IDA program consisted of two controlled, multi-center phase III clinical trials, or IDA-301 and IDA-302, including more than 1,400 patients, which evaluated the safety and efficacy of ferumoxytol for the treatment of IDA in this broader patient population. Both studies met the primary efficacy endpoints related to improvements in hemoglobin. In these studies no new safety signals were observed with Feraheme treatment and the types of reported adverse events were consistent with those seen in previous studies and those contained in the approved U.S. package insert for Feraheme. In addition, patients from IDA-301 were eligible to enroll in an open-label extension study, or IDA-303, and receive treatment with Feraheme, as defined in the protocol.

In December 2012, we submitted a supplemental new drug application, or sNDA, to the FDA, seeking approval for Feraheme for the treatment of IDA in adult patients who had failed or could not use oral iron. The sNDA submission was primarily based on the data from IDA-301 and IDA-302. In addition, the sNDA included data from an interim analysis of IDA-303 and a previously completed post-approval clinical study evaluating Feraheme treatment compared to treatment with another IV iron. We believe that approval for Feraheme for this expanded indication would effectively double the market opportunity for Feraheme, by allowing us the potential to access the half of the non-dialysis IV iron market that is beyond our current approved indication to treat IDA in adult patients with CKD. In March 2013, the FDA accepted our sNDA for review. Under the guidelines of the Prescription Drug User Fee

Act, or PDUFA, the FDA initially set October 21, 2013 as a target date for completion of their review, with a target date of September 23, 2013 for communicating proposed labeling changes and/or post-marketing requirements/commitments. On September 23, 2013, we received a notification from the FDA stating that, as part of its ongoing review of our sNDA, the FDA had identified deficiencies that precluded discussion of labeling and post-marketing requirements/commitments at that time. In response to requests from the FDA, we have submitted additional information to support our sNDA. On October 15, 2013, we received notification from the FDA that our PDUFA date has been extended by three months to January 21, 2014 and that the FDA has set December 23, 2013 as the new date to communicate proposed labeling changes and/or post-marketing requirements/commitments, if necessary. This three-month extension is intended to give the FDA time for a full review of additional information related to the sNDA we submitted in response to FDA requests and during this extension we plan to continue our dialogue with the FDA.

In June 2013, Takeda filed a Type II Variation, which is the EU equivalent of a U.S. sNDA, with the European Medicines Agency, or EMA, seeking marketing approval for Rienso for the treatment of IDA in adult patients. Takeda has recently received the Day 90 List of Questions from the EMA and is in the process of responding to their questions. Takeda currently expects a decision from the EMA on the Type II Variation in the first half of 2014. In addition, in October 2013, Takeda filed a Supplemental New Drug Submission, or sNDS, with Health Canada seeking marketing approval for Feraheme for the treatment of IDA in a broad range of patients.

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

Takeda Collaboration

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, with Takeda under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, certain Asia-Pacific countries (excluding Japan, China and Taiwan), Canada, India and Turkey. In June 2012, we entered into an amendment to the Takeda Agreement, or the Amended Takeda Agreement, as discussed in further detail in Note N to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In connection with the 2012 commercial launches of Feraheme/Rienso by Takeda, we recorded revenue from product sales to Takeda and royalties on sales by Takeda of $0.1 million and $0.3 million during the three and nine months ended September 30, 2013, respectively. In addition, as of September 30, 2013, we had approximately $2.1 million in deferred revenue related to product shipped to Takeda, but not yet sold through to Takeda’s customers and $1.9 million in deferred cost of product sales.

Clinical Development of Feraheme

We have recently amended and combined into one study, two previously initiated randomized, active-controlled pediatric studies of Feraheme for the treatment of IDA in pediatric CKD patients to meet our FDA post-approval Pediatric Research Equity Act requirement to support pediatric labeling of Feraheme in the U.S. The amended study covers both dialysis-dependent and non-dialysis dependent CKD pediatric patients. The combined study will assess the safety and efficacy of Feraheme treatment as compared to oral iron in approximately 288 pediatric patients.

Our pediatric investigation plan, which was a requirement for submission of the Marketing Authorization Application, or MAA, for ferumoxytol, was approved by the EMA in December 2009 and amended in 2012, and includes the pediatric study as amended and described above, and two additional pediatric studies requested by the EMA. These additional studies include a rollover extension study in pediatric CKD patients and a study in pediatric patients with IDA regardless of the underlying cause. The rollover study is open for enrollment. The pediatric IDA study will commence once the appropriate dose of Feraheme is determined from the study data resulting from the amended pediatric studies of Feraheme, described above.

As part of our obligations under the Amended Takeda Agreement and as part of our post-approval commitments to the EMA, we initiated a multi-center clinical trial to determine the safety and efficacy of repeat doses of ferumoxytol for the treatment of IDA in patients with hemodialysis-dependent CKD. As part of the post-approval commitment we made to the EMA as a condition of the approval of the MAA for ferumoxytol in the EU, this study includes a treatment arm with iron sucrose using a magnetic resonance imaging, or MRI, sub-analysis to evaluate the potential for iron to accumulate in the body following treatment with IV iron, specifically in the heart and liver, and, where possible, other major organs following repeated IV iron administration over a two year period. Enrollment is currently ongoing and we expect enrollment to be complete by the end of 2014. The costs related to the MRI portion of this study are subject to our established cost-sharing arrangement with Takeda.

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

Results of Operations — Three Months Ended September 30, 2013 and 2012

Revenues

Total revenues for the three months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
U.S. Feraheme product sales, net	$19,347	$16,186	$3,161	20%
License fee and other collaboration revenues	1,998	1,566	432	28%
Other product sales and royalties	271	(10)	281	>100%
Total	$21,616	$17,742	$3,874	22%

Total revenues during the three months ended September 30, 2013 increased by $3.9 million, or 22%, as compared to the same period in 2012, primarily as the result of a $3.2 million increase in U.S. net Feraheme product sales, a $0.4 million increase in license fee and other collaboration revenues associated with our collaboration agreement with Takeda, and a $0.3 million increase in other product sales and royalties. Included in our net product sales for the three months ended September 30, 2013 and 2012 was a $0.6 million and $0.9 million reduction of our estimated Medicaid rebate reserve related to prior Feraheme sales, respectively, as discussed below. In addition, our net product sales for the three months ended September 30, 2012 included a $1.3 million reduction of our estimated product return reserve, as discussed below.

U.S. Feraheme Product Sales, Net

U.S. Feraheme product sales and product sales allowances and accruals for the three months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended September 30,
	2013	Percent of gross U.S. Feraheme product sales	2012	Percent of gross U.S. Feraheme product sales	$ Change	% Change
Gross U.S. Feraheme product sales	$32,236		$22,442		$9,794	44%
Less provision for product sales allowances and accruals:
Discounts and chargebacks	10,205	32%	6,644	30%
Government and other rebates	3,044	9%	1,595	7%
Medicaid rebate reserve adjustment	(625)	-2%	(861)	-4%
Returns	265	1%	(1,122)	-5%
Total	12,889	40%	6,256	28%

Net U.S. Feraheme product sales	$19,347		$16,186		$3,161	20%

Our gross U.S. Feraheme product sales increased by $9.8 million during the three months ended September 30, 2013 as compared to the same period in 2012. Of the $9.8 million increase, $7.4 million was due to increased units sold and $2.4 million was due to price increases. This increase was partially offset by $5.0 million of additional allowances and accruals in 2013, excluding a $1.3 million reduction of our estimated product return reserves for the three months ended September 30, 2012 and a $0.6 million and $0.9 million reduction of our estimated Medicaid rebate reserve related to prior Feraheme sales for the three months ended September 30, 2013 and 2012, respectively, as described below. As a result of these factors, total U.S. net Feraheme product sales increased by $3.2 million during the three months ended September 30, 2013 as compared to the same period in 2012.

As noted above, during the three months ended September 30, 2013 and 2012, we reduced our estimated Medicaid rebate reserve related to prior Feraheme sales by approximately $0.6 million and $0.9 million, respectively, based on actual product-specific rebate claims received since the July 2009 launch of

Feraheme, our expectations of state level activity, and estimated rebate claims not yet submitted. As a result, the Medicaid rebate reserves adjustment applied to gross U.S. Feraheme product sales for the three months ended September 30, 2013 and 2012 was a credit of $0.6 million and a credit of $0.9 million, respectively, resulting in an increase to product sales during those periods. In addition, during the three months ended September 30, 2012, we reduced our reserve for product returns by approximately $1.3 million due to a lower expected rate of product returns based on returns experience developed to date as well as the lapse of the product return period on certain manufactured Feraheme lots that carried a two-year expiration. As a result, the product returns provision applied to gross U.S. Feraheme product sales for the three months ended September 30, 2012 was a credit of $1.1 million resulting in an increase to product sales during that period. We did not make any adjustment to our reserve for product returns during the three months ended September 30, 2013. Actual Medicaid rebate claims to date and actual product returns to date have been limited. In future periods, we may be required to adjust our estimates based on additional experience or other changes in expectations, which would result in a corresponding change to our net product sales in the period in which the change is made and could be significant. If actual future results vary from any of our estimates, we may need to adjust our previous estimates, which would also affect our earnings in the period of the adjustment and could be significant.

Total discounts and chargebacks in the three months ended September 30, 2013 were $10.2 million, or 32% of total gross U.S. Feraheme product sales, as compared to $6.6 million, or 30%, in the same period of 2012. The increase in total discounts and chargebacks as a percentage of gross U.S. Feraheme product sales was related primarily to a change in our customer mix.

Total government and other rebates (excluding any changes in estimates related to Medicaid rebate reserves) were $3.0 million, or 9% of total gross U.S. Feraheme product sales, in the three months ended September 30, 2013 as compared to $1.6 million, or 7%, in the three months ended September 30, 2012. The increase in total government and other rebates as a percentage of gross U.S. Feraheme product sales was related primarily to increased sales to clinics and hospitals that had volume or market share contracts with us during the three months ended September 30, 2013 as compared to the same period in 2012.

For further details related to our revenue recognition and related sales allowances policy, refer to our critical accounting policies included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report and Note B to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Overall, we expect that our reserves as a percentage of gross sales of Feraheme will increase slightly during the remainder of 2013 as compared to the three months ended September 30, 2013 due primarily to our efforts to continue to increase adoption and utilization of Feraheme, our efforts to address continuing reimbursement pressures, our entry into volume or market share based contracts which offer discounts and rebates, and the expected customer mix and utilization rates. We recently implemented gross price increases for Feraheme, some portion of which were discounted back to customers under volume or market share based contracts. We anticipate that the effect of these price increases should offset the impact of the widening gross to net adjustment and that the average net revenue per gram of Feraheme should continue to increase in future periods.

In addition, our results of operations, including, in particular, product sales revenues, fluctuate from quarter to quarter due to the demand patterns of wholesalers, distributors, clinics and hospitals, the reasons for which may vary. We also have limited or no visibility into our customers’ buying decisions, which may be affected from time to time by incentives we make available to clinics, hospitals and group purchasing organizations, or GPOs, including volume rebates. During the third quarter of 2013, our increased Feraheme product sales resulted in part from an effective contracting strategy that provided incentives for clinics and hospitals to have Feraheme available. We expect clinics and hospitals to continue to take advantage of such incentives in the future, which may result in uneven purchasing patterns, causing Feraheme sales to fluctuate in subsequent quarters.

There are a number of factors that make it difficult to predict the magnitude of future Feraheme sales, including but not limited to, the following:

•                  The magnitude and timing of adoption and utilization of Feraheme by physicians, hospitals and other healthcare payors and providers;

•                  The impact of the FDA’s decision on our sNDA for Feraheme for the treatment of IDA in a broad range of patients;

•                  Any expansion or contraction of the overall size of the IV iron market, which could result from a number of factors including but not limited to, changes in treatment guidelines or practices related to IDA;

•                  The introduction of new competitive products in the iron replacement therapeutic market, such as the July 2013 approval of Injectafer® or potential generic versions of new or currently available drug therapies;

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

•                  The inventory levels maintained by Feraheme wholesalers, distributors and clinics or hospitals;

•                  The frequency of re-orders by existing customers;

•                  The fees charged, and reserves required, related to fees for services provided to wholesalers, distributors, GPOs and others involved in the purchase or distribution of Feraheme;

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

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the three months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Deferred license fee revenues recognized from Takeda	$1,974	$1,524	$450	30%
Reimbursement revenues from Takeda	24	42	(18)	-43%
Total	$1,998	$1,566	$432	28%

Our license fee and other collaboration revenues in the three months ended September 30, 2013 increased by $0.4 million as compared to the same period in 2012 primarily as the result the recognition of $0.5 million of revenue during the three months ended September 30, 2013, which represents the amortized portion of an aggregate of $18.0 million in milestone payments we received from Takeda during the second half of fiscal 2012 related to the commercial launches of Feraheme/Rienso in Canada and the EU. At the time of receipt, we determined that the $18.0 million milestone payments were considered non-substantive milestones and are amortizing them into revenue using the proportional performance method extended over the original life of the Takeda Agreement. We did not receive any non-substantive milestone payments prior to or during the three months ended September 30, 2012. As of September 30, 2013, we had approximately $11.7 million remaining in deferred revenues related to the $18.0 million milestone payments received from Takeda in 2012.

In addition, during each of the three months ended September 30, 2013 and 2012, we recorded $1.5 million of revenues associated with the amortization of $61.0 million of deferred revenues recorded in connection with the original Takeda Agreement. As of September 30, 2013, we had approximately $39.6 million remaining in deferred revenues related to the $61.0 million upfront payments received from Takeda.

We anticipate that our license fee and other collaboration revenues will remain relatively stable for the remainder of 2013 as compared to the three months ended September 30, 2013.

Other Product Sales and Royalties

Other product sales and royalties include product sales of Feraheme/Rienso and GastroMARK® to our licensees, product sales of MuGard and royalties received from our licensees’ sales of Feraheme/Rienso and GastroMARK. The $0.3 million increase in our other product sales and royalties in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was due to increased MuGard sales and increased sales and royalty revenue related to the Amended Takeda Agreement, partially offset by decreased GastroMARK sales as a result of our 2012 termination of our agreements with our GastroMARK licensees. We have since ceased commercially manufacturing and selling GastroMARK.

As of September 30, 2013, we had approximately $2.1 million in deferred revenue related to product shipped to Takeda, but not yet sold through to Takeda’s customers and $1.9 million in deferred cost of product sales, which are included in our condensed consolidated balance sheet.

We expect other product sales and royalties to increase for the remainder of 2013 as compared to the three months ended September 30, 2013 due to increased MuGard sales and increased sales and royalty revenue associated with the Amended Takeda Agreement.

Costs and Expenses

Cost of Product Sales

Cost of product sales are primarily comprised of manufacturing costs, costs of managing our contract manufacturers, and costs for quality assurance and quality control associated with our sales of Feraheme in the U.S., sales of Feraheme/Rienso to Takeda, and MuGard sales, including the amortization expense associated with the MuGard-related intangible asset. Cost of product sales, for the three months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Cost of Product Sales	$2,547	$4,323	$(1,776)	-41%
Percentage of Net Product Sales and Royalties	13%	27%

The $1.8 million decrease in our cost of product sales for the three months ended September 30, 2013 as compared the three months ended September 30, 2012 was attributable to the following factors:

•                  $1.7 million decrease primarily related to the 2012 closure of our Cambridge, Massachusetts manufacturing facility;

•                  $0.3 million decrease due to a lower average cost per vial sold, partially offset by higher volume of Feraheme vials sold; and

•                  $0.2 million increase related to sales of Feraheme/Rienso to Takeda.

We expect our cost of product sales as a percentage of net product sales and royalties to remain relatively consistent for the remainder of 2013 as compared to the three months ended September 30, 2013.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA in CKD patients	$1,068	$841	$227	27%
Feraheme to treat IDA regardless of the underlying cause	(34)	(340)	306	90%
Feraheme as a therapeutic agent, general	238	432	(194)	-45%
Feraheme manufacturing process development and materials	327	727	(400)	-55%
Other external costs	217	33	184	>100%
Total	$1,816	$1,693	$123	7%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	2,377	3,094	(717)	-23%
Equity-based compensation expense	337	473	(136)	-29%
Total	$2,714	$3,567	$(853)	-24%

Total Research and Development Expenses	$4,530	$5,260	$(730)	-14%

Total research and development expenses incurred in the three months ended September 30, 2013 decreased by $0.7 million, or 14%, as compared to the three months ended September 30, 2012. The $0.7 million decrease was primarily due to decreased internal research and development costs of $0.9 million in the three months ended September 30, 2013 as compared to the same period in 2012, partially offset by increased external research and development costs of $0.1 million in the three months ended September 30, 2013, as discussed below.

The $0.1 million increase in our external research and development expenses for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, was due primarily to the following reasons:

•                  $0.3 million overall increase in expenses associated with our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause due to a $1.2 million credit recorded in the three months ended September 30, 2012 primarily related to cost savings below the contracted rates passed on by a certain third-party service provider, which resulted in changes in estimated clinical trial costs, partially offset by $0.9 million decrease in costs incurred for our IDA program in 2013;

•                  $0.2 million increase in costs associated with our CKD-related clinical trials; and

•                  $0.4 million decrease in costs related to manufacturing process improvement activities.

The $0.9 million, or 24%, decrease in internal research and development expenses in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily attributable to the decrease in compensation and related benefits following our 2012 corporate restructurings, which resulted in lower headcount in our research and development departments.

We expect research and development expenses to increase during the remainder of 2013 as compared to the three months ended September 30, 2013, primarily due to expenses associated with our clinical trial to determine the safety and efficacy of repeat doses of ferumoxytol for the treatment of IDA in patients with hemodialysis-dependent CKD, which began enrollment in 2013, and increased development costs related to manufacturing process improvement activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Compensation, payroll taxes and benefits	$5,398	$5,034	$364	7%
Sales and marketing consulting, professional fees, and other expenses	3,042	2,620	422	16%
General and administrative consulting, professional fees and other expenses	5,191	2,981	2,210	74%
Equity-based compensation expense	1,303	1,525	(222)	-15%
Total	$14,934	$12,160	$2,774	23%

Total selling, general and administrative expenses incurred in the three months ended September 30, 2013 increased by $2.8 million, or 23%, as compared to the three months ended September 30, 2012 for the following reasons:

•                  $0.4 million increase in compensation, payroll taxes and benefits primarily due to increased headcount in our sales and marketing organizations;

•                  $0.4 million increase in sales and marketing consulting, professional fees, and other expenses primarily due to increased consulting costs related to the acquisition and commercialization of MuGard;

•                  $2.2 million increase in general and administrative consulting, professional fees and other expenses primarily due to $1.2 million of accelerated depreciation expense related to certain leasehold improvements and furniture and fixtures associated with our prior office facility, $0.4 million of costs associated with the relocation of our corporate headquarters, a $0.3 million adjustment in the third quarter of 2013 to our contingent consideration liability associated with the MuGard Rights, and approximately $0.5 million of increased costs associated with consulting, business development and other legal-related activities; and

•                  $0.2 million decrease in equity-based compensation expense.

We expect total selling, general and administrative expenses will decrease slightly for the remainder of 2013 as compared to the three months ended September 30, 2013 due to the non-recurring nature of certain expenses incurred during the three months ended September 30, 2013 related to the relocation of our corporate headquarters.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Interest and dividend income, net	$246	$295	$(49)	-17%
Gains (losses) on investments, net	4	2	2	100%
Total	$250	$297	$(47)	-16%

We expect other income (expense) for the remainder of 2013 to remain relatively consistent as compared to the three months ended September 30, 2013.

Net Loss

For the reasons stated above, we incurred a net loss of $0.1 million, or $0.01 per basic and diluted share, for the three months ended September 30, 2013 as compared to a net loss of $4.0 million, or $0.19 per basic and diluted share, for the three months ended September 30, 2012.

Results of Operations - Nine Months Ended September 30, 2013 and 2012

Revenues

Total revenues for the nine months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
U.S. Feraheme product sales, net	$52,381	$43,906	$8,475	19%
License fee and other collaboration revenues	6,056	19,911	(13,855)	-70%
Other product sales and royalties	708	417	291	70%
Total	$59,145	$64,234	$(5,089)	-8%

Total revenues during the nine months ended September 30, 2013 decreased by $5.1 million as compared to the same period in 2012, primarily as the result of our receipt of a $15.0 million milestone payment earned by us in June 2012, partially offset by a $8.5 million increase in U.S. net Feraheme product sales, a $1.1 million increase in license fee and other collaboration revenues associated with our collaboration agreement with Takeda, and a $0.3 million increase in other product sales and royalties. Included in our net product sales for each of the nine months ended September 30, 2013 and 2012 was a $0.6 million reduction of our estimated Medicaid rebate reserve related to prior Feraheme sales, as discussed below. In addition, our net product sales for the nine months ended September 30, 2012 included the impact of a $2.1 million reduction of our estimated product return reserve, as discussed below.

U.S. Feraheme Product Sales, Net

U.S. Feraheme product sales and product sales allowances and accruals for the nine months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2013	Percent of gross U.S. Feraheme product sales	2012	Percent of gross U.S. Feraheme product sales	$ Change	% Change
Gross U.S. Feraheme product sales	$87,541		$65,474		$22,067	34%
Less provision for product sales allowances and accruals
Discounts and chargebacks	26,925	31%	19,382	30%
Government and other rebates	8,106	9%	4,487	7%
Medicaid rebate reserve adjustment	(568)	-1%	(621)	-1%
Returns	697	1%	(1,680)	-3%
Total	35,160	40%	21,568	33%

Net U.S. Feraheme product sales	$52,381		$43,906		$8,475	19%

Our gross U.S. Feraheme product sales increased by $22.1 million during the nine months ended September 30, 2013 as compared to the same period in 2012. Of the $22.1 million increase, $15.7 million was due to increased units sold and $6.4 million was due to price increases. This increase was partially offset by $11.5 million of additional allowances and accruals in 2013, excluding a $2.1 million reduction of our estimated product return reserves for the nine months ended September 30, 2012 and a $0.6 million reduction of our estimated Medicaid rebate reserve related to prior Feraheme sales for the each of the nine months ended September 30, 2013 and 2012, as described below. As a result of these factors, total net U.S. Feraheme product sales increased by $8.5 million during the nine months ended September 30, 2013 as compared to the same period in 2012.

As noted above, during each of the nine months ended September 30, 2013 and 2012, we reduced our estimated Medicaid rebate reserve related to prior Feraheme sales by approximately $0.6 million based on actual product-specific rebate claims received since the launch of Feraheme in 2009, our expectations of state level activity, and estimated rebate claims not yet submitted. As a result, the Medicaid rebate reserves adjustment applied to gross U.S. Feraheme product sales for each of the nine months ended September 30, 2013 and 2012 was a credit of $0.6 million, resulting in an increase to product sales during those periods. In addition, during the nine months ended September 30, 2012, we reduced our reserve for product returns by approximately $2.1 million due to lower expected rate of product returns based on returns experience developed to date as well as the lapse of the product return period on certain manufactured Feraheme lots that carried a two-year expiration. As a result, the product returns provision applied to gross U.S. Feraheme product sales for the nine months ended September 30, 2012 was a credit of $1.7 million resulting in an increase to product sales during that period. We did not make any adjustment to our reserve for product returns during the nine months ended September 30, 2013.

Total discounts and chargebacks in the nine months ended September 30, 2013 were $26.9 million, or 31% of total gross U.S. Feraheme product sales, as compared to $19.4 million, or 30%, in the same period of 2012. The increase in total discounts and chargebacks as a percentage of gross U.S. Feraheme product sales was related primarily to a change in our customer mix.

Total government and other rebates (excluding any changes in estimates related to Medicaid rebate reserves) were $8.1 million, or 9% of total gross U.S. Feraheme product sales, in the nine months ended September 30, 2013 as compared to $4.5 million, or 7%, in the nine months ended September 30, 2012. The increase in total government and other rebates as a percentage of gross U.S. Feraheme product sales was related primarily to increased sales to clinics and hospitals that had volume or market share contracts with us during the nine months ended September 30, 2013 as compared to same period in 2012.

An analysis of the amount of, and change in, reserves for the nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2013	$1,771	$2,430	$1,018	$5,219
Current provisions relating to sales in current year	26,925	8,106	697	35,728
Adjustments relating to sales in prior years	—	(568)	—	(568)
Payments/returns relating to sales in current year	(26,314)	(5,116)	—	(31,430)
Payments/returns relating to sales in prior years	(202)	(1,565)	(9)	(1,776)
Balance at September 30, 2013	$2,180	$3,287	$1,706	$7,173

	Discounts	Rebates and Fees	Returns	Total
Balance at January 1, 2012	$1,822	$3,101	$2,842	$7,765
Current provisions relating to sales in current year	19,382	4,581	413	24,376
Adjustments relating to sales in prior years	—	(715)	(2,093)	(2,808)
Payments/returns relating to sales in current year	(17,446)	(3,239)	—	(20,685)
Payments/returns relating to sales in prior years	(1,859)	(1,584)	(308)	(3,751)
Balance at September 30, 2012	$1,899	$2,144	$854	$4,897

During the nine months ended September 30, 2013 and 2012, we decreased our product sales allowances and accruals by approximately $0.6 million and $2.8 million for changes in estimates relating to sales in prior years. The $0.6 million of adjustments in the nine months ended September 30, 2013 were primarily caused by differences between actual Medicaid utilization and claims experience to date as compared to our initial estimates. The $2.8 million of adjustments in the nine months ended September 30, 2012 were primarily caused by the reduction of our reserve by $2.1 million for previously reserved returns, as well as the lapse of the return period on certain manufactured Feraheme lots that carried a two-year expiration. Additionally, $0.6 million of the $2.8 million of adjustments was due to differences between actual Medicaid utilization and claims experience to date as compared to our initial estimates.

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

In addition, the number of 340B institutions, which provide drugs at reduced rates, was expanded by the Health Care Reform Act to include additional hospitals. As a result, the volume of Feraheme business sold to 340B eligible entities has increased since the implementation of the Health Care Reform Act Because these institutions are eligible for federal pricing discounts, the revenue realized per unit of Feraheme sold to 340B institutions is lower than from our other customers.

Further, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. Therefore, after adjustment for deductible and co-insurance, the reimbursement rate for physician-administered drugs, including Feraheme, under Medicare Part B has been reduced from average selling price, or ASP, plus 6% to ASP plus 4.3%. Because the majority of our business is through hematology/oncology clinics and out-patient hospital infusion centers, this reduction in the Medicare reimbursement payment for Feraheme may adversely impact our future revenues. We have not determined the magnitude of the impact of this reduction in the Medicare reimbursement rate on our net sales; however, beginning in April 2013, we amended certain of our customer contracts to try to partially address the impact of sequestration on our customers and their patients. These amendments have led to increased discounts and rebates.

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the nine months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Milestone revenues recognized from Takeda	$—	$15,000	$(15,000)	-100%
Deferred license fee revenues recognized from Takeda	5,922	4,572	1,350	30%
Reimbursement revenues from Takeda	134	339	(205)	-60%
Total	$6,056	$19,911	$(13,855)	-70%

Our license fee and other collaboration revenues in the nine months ended September 30, 2013 decreased by $13.9 million as compared to the same period in 2012 primarily as the result of the $15.0 million milestone payment earned in June 2012 under the Amended Takeda Agreement upon the marketing authorization granted for ferumoxytol by the European Commission. This $15.0 million decrease was partially offset by an additional $1.4 million of revenue recognized during the nine months ended September 30, 2013 as compared to the same period in 2012 as the result of the amortization of the $18.0 million milestone payments we received from Takeda during 2012, as discussed above in Results of Operations — Three Months Ended September 30, 2013 and 2012. We did not receive any non-substantive milestone payments prior to or during the nine months ended September 30, 2012. In addition, during each of the nine months ended September 30, 2013 and 2012, we recorded $4.6 million of revenues associated with the amortization of $61.0 million of deferred revenues recorded in connection with the original Takeda Agreement, as discussed above.

During the nine months ended September 30, 2013 and 2012, we also recorded $0.1 million and $0.3 million, respectively, of revenues associated with the reimbursement of out-of pocket regulatory and clinical supply costs in connection with the Amended Takeda Agreement.

Other Product Sales and Royalties

Our other product sales and royalties in the nine months ended September 30, 2013 increased by $0.3 million as compared to the nine months ended September 30, 2012 as a result of increased MuGard sales and increased sales and royalty revenue related to the Amended Takeda Agreement, partially offset by decreased GastroMARK sales to our licensees as a result of the 2012 termination of our agreements with our GastroMARK licensees.

Costs and Expenses

Cost of Product Sales

Cost of product sales, for the nine months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Cost of Product Sales	$8,634	$10,193	$(1,559)	-15%
Percentage of Net Product Sales and Royalties	16%	23%

The $1.6 million decrease in our cost of product sales for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 and was attributable to the following factors:

•                  $3.4 million decrease due to the 2012 closure of our Cambridge, Massachusetts manufacturing facility and other related production costs;

•                  $0.8 million increase due to the sale of pre-approval validation lots in the nine months ended September 30, 2012, which in accordance with our capitalization policy, excluded costs that had been expensed prior to FDA approval of the manufacturing process;

•                  $0.5 million increase due to a write-off of inventory that was affected by a voluntary recall of a specific batch of Rienso from the Swiss market in May 2013;

•                  $0.3 million increase due to the higher volume of Feraheme vials sold, partially offset by a lower average cost per vial sold; and

•                  $0.2 million increase related to sales of Feraheme/Rienso to Takeda and GastroMARK sales.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA in CKD patients	$2,633	$2,836	$(203)	-7%
Feraheme to treat IDA regardless of the underlying cause	64	8,682	(8,618)	-99%
Feraheme as a therapeutic agent, general	586	604	(18)	-3%
Feraheme manufacturing process development and materials	1,267	1,945	(678)	-35%
Other external costs	518	111	407	>100%
Total	$5,068	$14,178	$(9,110)	-64%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	7,281	9,795	(2,514)	-26%
Equity-based compensation expense	1,634	1,420	214	15%
Total	$8,915	$11,215	$(2,300)	-21%

Total Research and Development Expenses	$13,983	$25,393	$(11,410)	-45%

Total research and development expenses incurred in the nine months ended September 30, 2013 decreased by $11.4 million, or 45%, as compared to the nine months ended September 30, 2012. The $11.4 million decrease was primarily due to reduced external research and development costs of $9.1 million. In addition, internal research and development costs decreased by $2.3 million in the nine months ended September 30, 2013 as compared to the same period in 2012.

The $9.1 million decrease in our external research and development expenses for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was due primarily to the following reasons:

•                  $8.6 million decrease in costs incurred in connection with our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause, which was completed in 2012. This decrease also reflects a $1.2 million credit from a certain third-party service provider recorded during the nine months ended September 30, 2012 related to changes in estimated clinical trial costs for Feraheme to treat IDA regardless of the cause, partially offset by a $0.5 million credit received in the nine months ended September 30, 2013 to close out our Feraheme IDA program;

•                  $0.7 million decrease in manufacturing-related costs due primarily to the write-off of $0.6 million of pre-approval inventory in 2012 which was produced to validate the manufacturing process at third-party suppliers and which we no longer believed was suitable for sale; and

•                  $0.2 million decrease in costs associated with our CKD-related clinical trials.

The $2.3 million, or 21%, decrease in internal research and development expenses in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily attributable to the decrease in compensation and related benefits following our 2012 corporate restructurings, which resulted in lower headcount in our research and development departments.

Research and Development Activities

We do not track our internal costs by project since our research and development personnel work on a number of projects concurrently and much of our fixed costs benefit multiple projects or our operations in general. We track our external costs on a major project basis, in most cases through the later of the completion of the last trial in the project or the last submission of a regulatory filing to the FDA or applicable foreign regulatory body. The following major research and development project was currently ongoing as of September 30, 2013:

•                  Feraheme to treat IDA in CKD patients. This project currently includes: (1) a completed clinical study evaluating Feraheme treatment as compared to treatment to another IV iron to support the 2010 MAA submission; (2) a pediatric study that is being conducted as part of our post-approval Pediatric Research Equity Act requirement to support pediatric CKD labeling of Feraheme; (3) two additional pediatric studies to be completed in accordance with our approved pediatric investigation plan to support the MAA submission; (4) an ongoing multi-center clinical trial to determine the safety and efficacy of repeat doses of Feraheme for the treatment of IDA in patients with hemodialysis-dependent CKD, including a treatment arm with iron sucrose using an MRI sub-analysis to evaluate the potential for iron to accumulate in the body following repeated IV iron administration.

Through September 30, 2013, we have incurred aggregate external research and development expenses of approximately $26.5 million related to our current program for the development of Feraheme to treat IDA in CKD patients. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $20.0 to $30.0 million over the next several years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Compensation, payroll taxes and benefits	$16,989	$17,992	$(1,003)	-6%
Sales and marketing consulting, professional fees, and other expenses	9,208	8,646	562	7%
General and administrative consulting, professional fees and other expenses expenses	13,784	10,110	3,674	36%
Equity-based compensation expense	4,169	3,694	475	13%
Total	$44,150	$40,442	$3,708	9%

Total selling, general and administrative expenses incurred in the nine months ended September 30, 2013 increased by $3.7 million, or 9%, as compared to the nine months ended September 30, 2012 for the following reasons:

•                  $1.0 million decrease in compensation, payroll taxes and benefits due to reduced headcount in our sales and marketing functions and the correspondingly lower compensation and benefit expenses;

•                  $0.6 million increase in sales and marketing consulting, professional fees, and other expenses primarily due to increased consulting costs related to the acquisition and commercialization of MuGard;

•                  $3.7 million increase in general and administrative consulting, professional fees and other expenses primarily due to $1.9 million of accelerated depreciation expense related to certain leasehold improvements and furniture and fixtures associated with our prior office facility, $0.4 million of costs associated with the relocation of our corporate headquarters, $0.8 million of transaction and other costs related to the acquisition of the MuGard Rights, $0.8 million of increased costs associated with consulting, business development and other legal-related activities, and $0.6 million of costs related to the closure of our Cambridge, Massachusetts manufacturing facility. These increased costs were partially offset by $1.6 million in termination fees which we paid during the second quarter of 2012 to our GastroMARK licensees in connection with the termination our license agreements with them; and

•                  $0.5 million increase in equity-based compensation expense due primarily to the expense associated with equity awards to new and existing employees.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Interest and dividend income, net	$773	$1,026	$(253)	-25%
Gains on sale of asset	865	—	865	N/A
Gains (losses) on investments, net	36	(1,469)	1,505	>100%
Total	$1,674	$(443)	$2,117	>100%

Other income (expense) for the nine months ended September 30, 2013 increased by $2.1 million as compared to the nine months ended September 30, 2012. This increase was primarily attributable to the non-recurring nature of the June 2012 $1.5 million loss realized on the sale of our then-remaining auction rate securities. Additionally, during the nine months ended September 30, 2013, we recognized $0.5 million of gains in connection with the sale of Combidex®, a molecular imaging agent which we were not actively pursuing development and a $0.4 million gain on the sales of fixed assets related to our Cambridge, Massachusetts manufacturing facility. These increases were partially offset by a decrease in interest and dividend income as the result of lower average cash balances during the nine months ended September 30, 2013 as compared to the same period in 2012.

Net Loss

For the reasons stated above, we incurred a net loss of $5.9 million, or $0.28 per basic and diluted share, for the nine months ended September 30, 2013 as compared to a net loss of $13.1 million, or $0.61 per basic and diluted share, for the nine months ended September 30, 2012.

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

As of September 30, 2013, our investments consisted of corporate debt securities and U.S. treasury and government agency securities. We place our cash, cash equivalents and investments in instruments that meet high credit quality and diversification standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer, excluding U.S. government entities, and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

Cash, cash equivalents and investments as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012	$ Change	% Change
Cash and cash equivalents	$30,946	$46,293	$(15,347)	-33%
Investments	182,595	180,750	1,845	1%
Total	$213,541	$227,043	$(13,502)	-6%

The $13.5 million decrease in cash, cash equivalents and investments as of September 30, 2013 from December 31, 2012 was primarily due to cash expended to fund our operations and working capital and cash used to purchase the MuGard Rights, partially offset by cash received from Feraheme sales, other product sales and royalty payments from Takeda and interest income.

During the three months ended September 30, 2013, our cash, cash equivalents and investment balances increased by $1.1 million as compared to the balance as of June 30, 2013. We expect that our cash, cash equivalents and investments balances, in the aggregate, will remain relatively constant from their current balances during the remainder of 2013. Our expectation assumes our continued investment in the development of Feraheme and the commercialization of Feraheme and MuGard. We believe that our cash, cash equivalents and investments as of September 30, 2013 and the cash we currently expect to receive from net products sales of Feraheme, earnings on our investments, product sales and royalty payments from Takeda, and net product sales of MuGard will be sufficient to satisfy our cash flow needs for at least the next twelve months, including projected operating expenses related to our ongoing development and commercialization programs for Feraheme.

Cash flows from operating activities

During the nine months ended September 30, 2013, our use of $8.9 million of cash in operations was attributable principally to our net loss of approximately $5.9 million, adjusted for the following:

•                  Non-cash operating items of $10.8 million including equity-based compensation expense, depreciation and amortization, amortization of premium/discount on purchased securities, gains on the sale of assets, a write-off of inventory, and other non-cash items;

•                  An aggregate decrease in deferred revenues and other long-term liabilities of $5.3 million;

•                  An aggregate increase of $1.4 million in accounts receivable, prepaid assets and inventories; and

•                  An aggregate decrease of $7.0 million in accounts payable and accrued expenses.

Our net loss of $5.9 million was primarily the result of compensation to employees, commercialization expenses, including marketing and promotion costs, research and development costs, including costs associated with our clinical trials, and general and administrative costs, partially offset by net product sales and collaboration revenues.

Cash flows from investing activities

Cash used in investing activities in the nine months ended September 30, 2013 was $8.2 million and was primarily attributable to the purchases of investments, partially offset by proceeds from the sales and maturities of our investments. In addition, we used $3.4 million of available cash and cash equivalents to purchase the MuGard Rights and related inventory and approximately $1.2 million to purchase leasehold improvements and furniture and fixtures for our new corporate headquarters.

Cash flows from financing activities

Cash provided by financing activities in the nine months ended September 30, 2013 was $1.8 million and was primarily attributable to the proceeds from the exercise of stock options.

Contractual Obligations

In June 2013, we entered into a lease agreement with BP Bay Colony LLC, or the Landlord, for the lease of certain real property located at 1100 Winter Street, Waltham, Massachusetts, or the Premises, for use as our principal executive offices. The initial term of the lease is five years and two months with one five-year extension term at our option. During the extension period, the base rent will be an amount agreed upon by us and the Landlord. In addition to base rent, we are also required to pay a proportionate share of the Landlord’s operating costs. The Landlord agreed to pay for certain agreed-upon improvements and we agreed to pay for any increased costs due to changes by us to the agreed-upon plans. In connection with our relocation, we purchased $1.4 million of leasehold improvements and furniture and fixtures related to our new facility.

In addition, in connection with our new facility lease, in June 2013 we delivered to the Landlord a security deposit of approximately $0.4 million in the form of an irrevocable letter of credit. This security deposit will be reduced to $0.3 million on the second anniversary of the date the lease commenced.

In June 2013, we also entered into an Assignment and Assumption of Lease, or the Assignment Agreement, with Shire Human Genetic Therapies, Inc., or Shire, effecting the assignment to Shire of the right to occupy our prior office space located at 100 Hayden Avenue, Lexington, Massachusetts, or the Prior Space. Under the Assignment Agreement, the assignment to Shire became effective on September 21, 2013, the date of our departure from the Prior Space, and Shire assumed all of our obligations as the tenant of the Prior Space. The Assignment Agreement also provided for the conveyance of furniture and other personal property by us to Shire.

We do not believe that the obligation of the new lease terms are materially different from our prior lease assumed by Shire. See Note M to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our new facility-related agreements, including payment obligations under the initial term of our lease with the Landlord.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Business Combination

In June 2013, we acquired the MuGard Rights and inventory for total consideration of $17.1 million, consisting of a cash payment of $3.4 million and contingent consideration with an estimated fair value of $13.7 million. The transaction was accounted for as a business combination under the acquisition method of accounting, which requires, with limited exceptions, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the Acquisition Date. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the estimated values of the net assets acquired is recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired related to the MuGard Rights as of the Acquisition Date (in thousands):

Assets Acquired:
MuGard intangible asset	$16,893
Inventory	241
Net identifiable assets acquired	$17,134

We recorded $16.9 million of finite-lived intangible assets related to the MuGard Rights, which is being amortized using an economic consumption model over ten years, which represents our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived. The fair value of the acquired MuGard intangible asset was determined using an income approach, including a discount rate of 19%. This approach begins with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income approach include the following:

•                  The amount and timing of projected future cash flows, adjusted for the probability of marketing success;

•                  The discount rate selected to measure the risks inherent in the future cash flows; and

•                  An assessment of the asset’s life-cycle and the competitive trends impacting the asset.

Estimating the fair value of assets acquired in a business combination requires significant judgment. We believe the estimated fair values of the assets acquired are based on reasonable assumptions.

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

Acquisition—Related Contingent Consideration

The acquisition of the MuGard Rights included contingent consideration to be paid to Access based on the occurrence of future events, in particular the payment of royalties to Access. Acquisition-related contingent consideration is initially recognized at fair value and then remeasured each reporting period, with changes in fair value recorded in our condensed consolidated statements of operations. During the three months ended September 30, 2013, we completed the valuation for the acquisition of the MuGard Rights. Some of the amounts previously estimated have changed during the measurement period, including the amounts and timing of cash flows related to the royalties we expect to pay to Access under the Access License Agreement. As a result of these changes, the fair value of the contingent consideration has been determined to be $13.7 million as the Acquisition Date. The revised Acquisition Date fair value of the contingent consideration was determined based on various market factors, including an analysis of estimated sales using a discount rate of approximately 15%. Each quarter we will revalue the contingent consideration obligations associated with the acquisition of the MuGard Rights to their then fair value and record increases in the fair value as contingent consideration expense and record decreases in their fair value as a reduction of contingent consideration expense. Changes in contingent consideration expense result from changes in the assumptions regarding probabilities of the estimated timing and amount of royalty payments to Access and the discount rate used to estimate the fair value of the liability. Contingent consideration expense may change significantly as we gain more information related to sales of MuGard, impacting our assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A purported class action complaint was originally filed on March 18, 2010 in the U.S. District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Chief Financial Officer, the then-members of our Board of Directors, or Board , and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged omissions in a registration statement filed in January 2010. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11 and 15, 2011, respectively, the District Court issued an Opinion and Order dismissing the SAC with prejudice for failure to state a claim upon which relief could be granted. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit, or the Court of Appeals. The Court of Appeals heard oral argument on May 11, 2012. On February 4, 2013, the Court of Appeals affirmed in part and reversed in part the District Court’s Opinion and Order and remanded the case to the District Court. On February 19, 2013, we filed a Petition for Panel Rehearing and Rehearing En Banc, which was denied on March 15, 2013. On March 22, 2013, we filed a Motion to Stay the Mandate remanding the case to the District Court pending review by the U.S. Supreme Court of the Court of Appeals’ February 4, 2013 decision. The Court of Appeals granted the Motion to Stay the Mandate on April 8, 2013. On June 13, 2013, we filed a Petition for a Writ of Certiorari, or the Petition, with the U.S. Supreme Court seeking review of the Court of Appeal’s decision and to have that decision overturned. On October 7, 2013 the U.S. Supreme Court denied our Petition, resulting in the case’s return to the District Court for further proceedings relative to the SAC’s surviving claims. Our response to the SAC is due on or before November 6, 2013. The plaintiffs will submit an opposition to our response on or before December 6, 2013.

In July 2010, Sandoz GmbH, or Sandoz, filed with the European Patent Office, or the EPO, an opposition to a previously issued patent which covers ferumoxytol in EU jurisdictions. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked this patent. In December 2012, our notice of appeal of that decision was recorded with the EPO, which also suspended the revocation of our patent. On May 13, 2013, we filed a statement of grounds of appeal and on September 27, 2013, Sandoz filed a response to that statement. We will continue to defend the validity of this patent throughout the appeals process, which we expect to take two to three years. However, in the event that we do not experience a successful outcome from the appeals process, under EU regulations ferumoxytol would still be entitled to eight years of data protection and ten years of market exclusivity from the date of approval, which we believe would create barriers to entry for any generic version of ferumoxytol into the EU market until sometime between 2020 and 2022. This decision had no impact on our revenues for the nine months ended September 30, 2013. However, any future unfavorable outcome in this matter could negatively affect the magnitude and timing of future revenues, including royalties and milestone payments we may receive from Takeda pursuant to our collaboration agreement with Takeda. We continue to believe the patent is valid and intend to vigorously appeal the decision.

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

We intend to continue to dedicate significant resources to the development and commercialization of Feraheme/Rienso. However, we or Takeda may not be successful in our efforts to successfully commercialize Feraheme/Rienso in its current indication for patients with iron deficiency anemia, or IDA, associated with chronic kidney disease, or CKD, or to expand the approved indication of Feraheme/Rienso to include additional indications. In December 2012, we filed a supplemental New Drug Application, or sNDA, in the U.S. for Feraheme in patients with IDA, who had failed or could not use oral iron. In September 2013, we received a notification from the U.S. Food and Drug Administration, or the FDA, stating that, as part of its ongoing review of our sNDA, the FDA had identified deficiencies that precluded discussion of labeling and post-marketing requirements or commitments. In response to requests from the FDA, we have submitted additional information to support our sNDA. In October 2013, we received a notification from the FDA stating that the FDA was extending the target date for a decision on the sNDA until January 21, 2014, as described in more detail under the heading Label Expansion of Ferumoxytol in Item 2 above. This represents a three-month extension of the prior target date of October 21, 2013 originally set by the FDA under the Prescription Drug User Fee Act, or PDUFA, and is intended to give the FDA time for a full review of additional information related to the review of the sNDA submitted by us in response to FDA requests. During the extension period, we plan to continue our dialogue with the FDA. Potential topics for discussions with the FDA could include, without limitation, technical and scientific information, labeling, post-marketing requirements/commitments, risk evaluation and mitigation strategies in connection with the current CKD and the proposed IDA populations, new studies or re-analyses of existing data. We will need to address any issuesraised by the FDA or provide additional information requested from the FDA in a timely and satisfactory manner in order to obtain approval to market and sell Feraheme in the U.S. in patients with IDA who had failed or could not use oral iron. Our responses to issues raised by the FDA or additional information requests from the FDA may cause us to incur significant additional costs, experience further delays in our effort to obtain regulatory approval for Feraheme in the broader IDA population, or even prevent us from obtaining regulatory approval for Feraheme in the broader IDA population or narrow our currently approved indications as discussed in more detail in the following risk factor. This would, in turn, materially adversely impact our cash position, our ability to increase revenues, our ability to achieve profitability, and the future prospects of our business.

In June 2013, Takeda filed a Type II Variation, which is the European Union, or EU, equivalent of a U.S. sNDA, with the European Medicines Agency, or EMA, seeking marketing approval for Rienso for the treatment of IDA in adult patients. In addition, in October 2013, Takeda filed a supplemental New Drug Submission, or sNDS, with Health Canada seeking marketing approval for Feraheme for the treatment of IDA in a broad range of patients. However, we have little control over Takeda’s interactions with the EU or Canadian regulatory agencies and we cannot be assured when or if the EMA or Health Canada will approve the filings. Any failure by Takeda to gain marketing approval for Feraheme/Rienso for the treatment of IDA regardless of the underlying cause in a timely manner, or at all, could adversely affect our results of operations or the future prospects of our business.

We are not currently conducting or sponsoring research to expand our product development pipeline beyond Feraheme/Rienso. However, we are seeking to complete additional business development transactions, such as in-licensing, acquisitions or collaborations that would be complementary to our business. For example, in June 2013, we acquired the rights to market and sell MuGard® Mucoadhesive Oral Wound Rinse for the management of oral mucositis. Even if we continue to expand our product portfolio, our revenues and operations may not be as diversified as some of our competitors who may have numerous products or product candidates.

Our and Takeda’s ability to grow revenues from sales of Feraheme/Rienso could be limited if we or Takeda do not obtain approval, if we or Takeda experience significant delays in our or Takeda’s efforts to obtain approval to market and sell Feraheme/Rienso for the treatment of IDA in a broad range of patients, or if we are required to provide additional warnings and/or restrictions related to Feraheme/Rienso’s current or future indications.

As discussed above, in December 2012, we submitted a sNDA to the FDA for Feraheme for the treatment of IDA in a broad range of patients and in October 2013 we received a notification from the FDA that the FDA extended the target date for a decision on the sNDA until January 21, 2014. If we are unable to adequately address any current or future issues raised by the FDA, we may experience significant delays in our efforts to obtain approval for Feraheme in the broader indication or we may not receive approval at all for Feraheme in the broader indication. In addition, Takeda filed a Type II Variation with the EMA in June 2013 seeking marketing approval for Feraheme/Rienso for the treatment of IDA in adult patients, and in October 2013 Takeda filed a sNDS with Health Canada seeking marketing approval for Feraheme for the treatment of IDA in a broad range of patients.

To receive regulatory approval in the U.S. or foreign countries for the commercial marketing and sale of Feraheme/Rienso for the broad IDA indication, we have to demonstrate, through extensive human clinical trials, that Feraheme/Rienso is safe and effective for use in this broader patient population. Conducting these and other clinical trials is a complex, time-consuming and expensive process that requires adherence to a wide range of regulatory requirements. The FDA and foreign regulatory agencies have substantial discretion in the approval process and may decide that the results of our recently completed clinical trials, the information we submitted with our sNDA, or any information we provide in response to FDA requests, are insufficient for approval or that Feraheme/Rienso is not effective or safe in indications other than the treatment of IDA in adult patients with CKD. For example, in our Phase III clinical trial in the broader patient population, Feraheme-treated patients experienced a 0.6% rate of related serious adverse events, or

SAEs, as compared to a 0.2% rate of related SAEs from our current Feraheme label for the treatment of IDA in adult patients with CKD. In addition, clinical and other data is often susceptible to varying interpretations, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain FDA or EMA approval for their products. The clinical trials for the broader patient population included patients with various underlying conditions, or subpopulations, in addition to having IDA. There is no guarantee that the FDA or EMA will determine that the results of our clinical trials of Feraheme/Rienso for the treatment of IDA in adult patients who have failed or could not tolerate oral iron will adequately support approval of Feraheme/Rienso in this broader patient population, or any of the individual subpopulations of IDA patients, to grant approval.

The FDA or EMA could also determine that our clinical trials and/or our manufacturing processes were not properly designed, did not include enough patients or appropriate administration, were not conducted in accordance with applicable laws and regulations, or were otherwise not properly managed. In addition, under the FDA’s current good clinical practices regulations, or cGCP, we are responsible for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA may conduct inspections of clinical investigator sites which are involved in our clinical development programs to ensure their compliance with cGCP regulations. If the FDA determines that we, our clinical research organizations, or CROs, or our study sites fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may disqualify certain data generated from those sites or require us to perform additional clinical trials before approving our marketing application, which could adversely impact our ability to obtain marketing approval in the U.S. for Feraheme/Rienso in the broad IDA indication. Any such deficiency in the design, implementation or oversight of our clinical development programs could cause us to incur significant additional costs, experience significant delays or prevent us from obtaining marketing approval for Feraheme/Rienso for the broad IDA indication.

As a result of any information submitted to the FDA or EMA in our regulatory filings or in response to any information requests or issues raised by the FDA or EMA during the review of our regulatory filings, we may be required to provide additional warnings and/or restrictions on our current or future Feraheme/Rienso package inserts, notify healthcare providers of changes to the package insert, narrow our currently approved or proposed indications, alter or terminate current or future trials for Feraheme/Rienso or incur significant costs related to post-marketing commitments. Any failure by us or Takeda to obtain approval for the broad IDA indication could adversely affect the commercialization of Feraheme/Rienso in its current indication.

If, for any of these or other reasons, we or Takeda do not obtain approval to market and sell Feraheme/Rienso for the treatment of IDA in a broad range of patients, if our current indications are narrowed or if we or Takeda experience significant delays in obtaining approval, receive approval with significant restrictions to our current or proposed package inserts, or are required to incur significant costs as post-marketing commitments, our cash position, our ability to increase revenues, our ability to achieve profitability, and the future prospects of our business could be materially adversely affected.

Significant safety or drug interaction problems could result in restrictions in the Feraheme/Rienso label, recalls, withdrawal of Feraheme/Rienso from the market, an adverse impact on Feraheme/Rienso sales, our need to alter or terminate current or future Feraheme development programs, and/or a negative impact on the approval and/or timing of our current or future sNDAs, any of which would adversely impact our future business prospects.

Significant safety or drug interaction problems with respect to Feraheme/Rienso, including an increase in the severity or frequency of known problems or the discovery of previously unknown problems, could result in a variety of adverse regulatory actions. In the U.S., under the Food and Drug Administration

Amendments Act of 2007, the FDA has broad authority to force drug manufacturers to take any number of actions if safety or drug interaction problems arise, including, but not limited to the following:

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

Similar laws and regulations exist in countries outside of the U.S. In addition, previously unknown safety or drug interaction problems could result in product recalls, restrictions on the product’s permissible uses, a negative impact on our current or future sNDAs or withdrawal of the product from the U.S. and/or foreign markets.

For example, in November 2010, following discussions with the FDA, we revised the Feraheme package insert, which includes essential information regarding the FDA-approved use of Feraheme, including, among other things, the approved indication, side effects, and dosage instructions, to include bolded warnings and precautions that describe events that have been reported during post-marketing review after Feraheme administration, including life-threatening hypersensitivity reactions and clinically significant hypotension. We directly alerted healthcare providers of the changes to the Feraheme package insert. In June 2011, we made further changes to the Feraheme package insert based on additional post-marketing data. These or any future changes to the Feraheme/Rienso package insert could adversely impact our or Takeda’s ability to successfully compete in the IV iron market and could have an adverse impact on potential sales of Feraheme and our future business prospects.

Also, on June 27, 2013 the EMA’s Committee for Medicinal Products for Human Use, or CHMP, completed a review of IV iron-containing medications used to treat iron deficiency and anemia. The CHMP concluded that the benefits of these medications are greater than their risks, provided that adequate measures are taken to ensure the early detection and effective management of allergic reactions that may occur. The measures include ensuring that these products be given in an environment where patients who develop an allergic reaction can be treated immediately, ceasing to rely on a lack of allergic reaction to a test dose as an indication of tolerance of larger doses and amendments to the package leaflet. The CHMP recommendation was sent to the European Commission, which on September 13, 2013 endorsed it and adopted a final decision that is legally binding throughout the EU. Although Rienso was not included in the evaluation, Takeda intends to adopt the recommendations, including updates to the label in the EU to harmonize Rienso’s label with those of other IV irons included in the review.

The data submitted to both the FDA as part of our NDA and to the EMA as part of the Marketing Authorization Application for Feraheme/Rienso in the CKD indication was obtained in controlled clinical trials of limited duration. New safety or drug interaction issues may arise as Feraheme/Rienso is used over longer periods of time by a wider group of patients, some of whom may be taking numerous other medicines or by patients with additional underlying health problems. In addition, as we conduct and complete other clinical trials for Feraheme, new safety issues may be identified which could negatively impact our ability to successfully complete these studies, the use and/or regulatory status of Feraheme/Rienso for the treatment of IDA in patients with CKD in the U.S., EU or other territories, and the prospects for approval of current or future sNDAs, such as our December 2012 sNDA submission for Feraheme for the treatment of IDA regardless of the underlying cause. For example, the FDA may determine that our sNDA for Feraheme for the treatment of IDA in adult patients who have failed or could not tolerate oral iron does not establish a sufficiently acceptable safety profile for the approval of a broader Feraheme label.

As more data become available and an increased number of patients are treated with Feraheme/Rienso, new or increased safety or drug interaction issues may require us to, among other things, provide additional warnings and/or restrictions on the Feraheme/Rienso package insert, including a boxed warning in the U.S. or similar warnings outside of the U.S., notify healthcare providers of new safety information, narrow our approved indications, alter or terminate current or future trials for additional uses of Feraheme, or even remove Feraheme/Rienso from the market, any of which could have a significant adverse impact on potential sales of Feraheme/Rienso or require us to expend significant additional funds. For example, in May 2013, Takeda recalled a single batch of Rienso from the Swiss market after becoming aware of four post-marketing adverse event reports relating to potential anaphylaxis/hypersensitivity reactions of varying severity following the administration of Rienso. One of these cases included a report of a fatality. The marketing authorization for Rienso and other IV iron formulations include, among their special warnings and precautions for use, an indication that the products may cause hypersensitivity reactions including serious and life-threatening anaphylactic/anaphylactoid reactions. The recalled batch was only distributed to and sold in Switzerland and the recall was limited to the specific batch in Switzerland. We and Takeda have completed an investigation regarding the specific Swiss batch of Rienso and the reported adverse events and Takeda has filed a report with the Swiss Agency for Therapeutic Products, commonly known as SwissMedic. We are currently unable to predict when or if Rienso will be reintroduced into the Swiss market.

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

In addition, in December 2012, the FDA published draft guidance regarding new draft product-specific bioequivalence for drug products containing ferumoxytol. The FDA generally publishes product-specific bioequivalence guidance after it has received an inquiry from a generic drug manufacturer about submitting an ANDA for the product in question; thus, it is possible that a generic drug manufacturer has approached the FDA requesting guidance about submitting an ANDA for ferumoxytol, the active ingredient in Feraheme, and that such an ANDA may be filed in the near future. Because the FDA may deny our request for reconsideration of NCE status for Feraheme and because the published bioequivalence guidance could encourage a generic entrant seeking a path to approval of a generic ferumoxytol to file an ANDA, we could face generic competition in the near-term or have to engage in extensive litigation with a generic competitor to protect our patent rights, either of which could adversely affect our business and results of operations. In July 2013, we filed a Citizen Petition in response to the FDA regarding its December 2012 draft guidance, however we cannot predict when or if the FDA will respond to, or otherwise take any action with respect to the Citizen Petition. Companies that manufacture generic products typically invest far fewer resources in research and development than the manufacturers of branded products and can therefore price their products significantly lower than those branded products already on the market. Therefore, competition from generic IV iron products could limit our U.S. sales and any royalties and milestones we may receive from Takeda, which would have an adverse impact on our business and results of operations.

We are completely dependent on third parties to manufacture Feraheme/Rienso and any difficulties, disruptions or delays in the Feraheme/Rienso manufacturing process, including any transition to alternative source manufacturing facilities, could increase our costs, impact our ability to meet our or Takeda’s demand forecasts, or adversely affect our profitability and future business prospects.

In 2012, we ceased our manufacturing operations at our Cambridge, Massachusetts manufacturing facility. Consequently, we currently rely solely on our third-party contract manufacturers to manufacture Feraheme/Rienso for our commercial and clinical use in the U.S., the EU, Switzerland and Canada. We do not currently have an alternative manufacturer for our Feraheme/Rienso drug substance and finished drug product and we may not be able to enter into agreements with second source manufacturers whose facilities and procedures comply with current good manufacturing practices, or cGMP, regulations and other regulatory requirements on a timely basis and with terms that are favorable to us, if at all.

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

In addition, securing additional third-party contract manufacturers for Feraheme/Rienso will require significant time for transitioning the necessary manufacturing processes, gaining regulatory approval, and for having the appropriate oversight and may increase the risk of certain problems, including cost overruns, process reproducibility, stability issues, the inability to deliver required quantities of product that conform to specifications in a timely manner, or the inability to manufacture Feraheme/Rienso in accordance with cGMP. If we are unable to have Feraheme/Rienso manufactured on a timely or sufficient basis because of these or other factors, we may not be able to meet commercial demand or our clinical development needs for Feraheme/Rienso or may not be able to manufacture Feraheme/Rienso in a cost-effective manner, particularly in light of the current fixed price at which we are required to supply Feraheme/Rienso to Takeda under our License, Development and Commercialization Agreement, as amended in June 2012, or the Amended Takeda Agreement. As a result, we may lose sales, fail to generate increased revenues, suffer regulatory setbacks and/or we may lose money on our supply of Feraheme/Rienso to Takeda, any of which could have an adverse impact on our potential profitability and future business prospects.

Our contract manufacturers may not be able to operate their manufacturing facilities in compliance with cGMP, release specifications and other FDA and equivalent foreign regulations, which could result in a suspension of our contract manufacturers’ ability to manufacture Feraheme/Rienso, the loss of Feraheme/Rienso inventory, an inability to manufacture sufficient quantities of Feraheme/Rienso to meet U.S. or foreign demand, or other unanticipated compliance costs.

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

As part of our business strategy to expand our product portfolio and achieve profitability, we are seeking to acquire or in-license other products that we believe would be complementary to our existing business. For example, in June 2013, we entered into a license agreement with Access Pharmaceuticals, Inc., or Access, under which we acquired the U.S. commercial rights to MuGard, or the MuGard Rights. We have limited experience with respect to these business development activities and there can be no assurance that we will be able to identify or complete any such transaction in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated financial benefits of any such transaction, including MuGard. The valuation methods that we use for any acquired product or business requires significant judgment and assumptions. Actual results and performance of the product or business that we acquire could differ significantly from our original assumptions, especially during the periods immediately following the closing of the transaction. This could have a negative impact on our financial position or results of operations and result in significant one-time charges in future periods. We may not be successful in acquiring or in-licensing a product or product candidate that will provide us with commercial, development and/or financial synergies with Feraheme and our current organization such that we will be able to eliminate expenses either from our existing operations or from the cost structure of the acquired product.

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

•                  The introduction by our competitors of alternatives to MuGard that would be, or are perceived to be, more efficacious, safer, less expensive, easier to administer, or provide more favorable insurance coverage or reimbursement could reduce our revenues and the value of our product development efforts;

•                  Potential write-offs of intangible assets or adjustments to contingent consideration related to estimates we make in the accounting of acquisitions or product licenses, including MuGard, and any resulting impact that may have on our quarterly financial results; and

•                  Disruption of our ongoing business and distraction of our management and employees from other opportunities or our core business functions, including Feraheme/Rienso.

If we cannot successfully integrate the MuGard business into our company, we may experience material negative consequences to our business, financial condition or results of operations. We cannot assure you that, following any such acquisitions, including MuGard, we will achieve the expected synergies to justify the transaction.

The success of Feraheme and MuGard in the U.S. depends on our ability to maintain the proprietary nature of our technology.

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

Our U.S. ferumoxytol patents are currently scheduled to expire in 2020. Our licensed patents relating to MuGard expire in 2022. These and any other patents issued to us may be contested or invalidated. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may become a party to patent litigation and other proceedings, including interference and reexamination proceedings declared by the United States Patent and Trademark Office. Further, our licensed patent rights to MuGard may not prevent competitors from independently developing and marketing a competing product that does not infringe our licensed patents or other intellectual property.

In addition, claims of infringement or violation of the proprietary rights of others may be asserted against us. If we are required to defend against such claims or to protect our own proprietary rights against others, it could result in substantial financial and business costs, including the business cost attributable to the resulting distraction of our management. An adverse ruling in any litigation or administrative proceeding could prevent us from marketing and selling Feraheme, increase the risk that a generic version of Feraheme could enter the market to compete with Feraheme, limit our development and commercialization of Feraheme, or otherwise harm our competitive position and result in additional significant costs. In addition, any successful claim of infringement asserted against us could subject us to monetary damages or an injunction, preventing us from making or selling Feraheme. We also may be required to obtain licenses to use the relevant technology. Such licenses may not be available on commercially reasonable terms, if at all. Frequently, the unpredictable nature and significant costs of patent litigation leads the parties to settle to remove this uncertainty. Settlement agreements between branded companies and generic applicants may allow, among other things, a generic product to enter the market prior to the expiration of any or all of the applicable patents covering the branded product, either through the introduction of an authorized generic or by providing a license to the applicant for the patents in suit. Moreover, MuGard is subject to many of the same third party infringement risks that Feraheme is subject to.

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our corporate licensees, collaborators, contract manufacturers, employees and consultants. These agreements, however, may be breached. We may not have adequate remedies for any such breaches, and our trade secrets might otherwise become known or might be independently discovered by our competitors. In addition, we cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with Feraheme or MuGard, thereby substantially reducing the value of our proprietary rights. Our inability to protect Feraheme or MuGard through our patents and other intellectual property rights prior to their expiration could have a material adverse effect on our business, financial condition and prospects.

The success of Feraheme/Rienso abroad depends on our ability to protect our intellectual property rights and the laws of foreign countries may not provide the same level of protection as do the laws of the U.S.

The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. and therefore, in addition to similar risks to those describe above under the heading “The success of Feraheme and MuGard in the U.S. depends on our ability to maintain the proprietary nature of our technology,” our intellectual property rights may be subject to increased risk abroad, including opposition proceedings before the patent offices for other countries, such as the European Patent Office, or the EPO, or similar adversarial proceedings, regarding intellectual property rights with respect to Feraheme/Rienso. For example, in July 2010, Sandoz GmbH, or Sandoz, filed with the EPO an opposition to one of our previously issued patents which covers ferumoxytol in the EU. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked our European ferumoxytol patent. In December 2012, our notice of appeal was recorded with the EPO. The appeals process is costly and time-consuming and if it results in an unfavorable outcome to us, it could result in a loss of proprietary rights in the EU and may allow Sandoz or other companies to use our proprietary technology without a license from us, which may also result in a loss of future royalty or milestone payments to us, as well as the possibility that Takeda may determine that the terms of our agreement are no longer viable. We cannot predict the outcome of our appeal of the EPO decision. This or any future patent interference proceedings involving our patents may result in substantial costs to us, distract our management from day-to-day business operations and responsibilities, prevent us or Takeda from marketing and selling Feraheme/Rienso or increase the risk that a generic version of Feraheme/Rienso could enter the market to compete with Feraheme/Rienso. In countries where we do not have or have not applied for patents for ferumoxytol, such as in China, where we license certain development and commercial rights to Feraheme to 3SBio, Inc., we may be unable to prevent others from developing or selling similar products. In addition, in jurisdictions outside the U.S. where we have patent rights, we may be unable to prevent unlicensed parties from selling or importing products or technologies derived elsewhere using our proprietary technology. Any such limitation on our intellectual property rights would cause substantial harm to our competitive position and to our ability to develop and commercialize Feraheme/Rienso. Our inability to protect Feraheme/Rienso through our patents and other intellectual property rights in any territory prior to their expiration could have a material adverse effect on our business, financial condition and prospects.

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

•                  The approved indication for each of the available products;

•                  The ability to obtain appropriate insurance coverage and reimbursement rates and terms;

•                  Price competitiveness; and

•                  Product characteristics such as convenience of administration and dosing regimens.

The introduction by our competitors of alternatives to Feraheme/Rienso or MuGard that would be, or are perceived to be, more efficacious, safer, less expensive, easier to administer, available for a broader patient population, or provide more favorable insurance coverage or reimbursement could reduce our revenues and the value of our product development efforts.

Feraheme/Rienso may not receive the same level of market acceptance as competing iron replacement therapy products, in part because most of these products have been on the market longer and are currently widely used by physicians in the U.S. and abroad. In addition, the recent CHMP review of IV iron-containing medications used to treat iron deficiency and anemia (which concluded that the benefits of these medications are greater than their risks, provided that adequate measures are taken to ensure the early detection and effective management of allergic reactions that may occur, including ensuring that these products be given in an environment where patients who develop an allergic reaction can be treated immediately and ceasing to rely on a lack of allergic reaction to a test dose as an indication of tolerance of larger doses) could cause physicians to elect non-IV iron alternatives which may be easier to administer or dose. In addition, certain of the IV iron products that we compete with are approved for the treatment of IDA in a broader group of patients than Feraheme/Rienso, such as Injectafer® in the U.S. The recent extension of our PDUFA date to January 21, 2014 for our sNDA submission for a broader indication for Feraheme for the treatment of IDA, may make it more difficult for us to compete with Injectafer® in the U.S., which was approved in July 2013 because Injectafer® will have been approved for a broader patient population than Feraheme for a longer period of time. During this period, physicians may begin to use Injectafer® and gain some familiarity with the product making it more difficult for us to cause these physicians to use Feraheme in the future. In addition, Injectafer® may enter into commercial contracts with key customers or group purchasing organizations, or GPOs, during this period, which could prevent or make it more difficult for Feraheme to gain sales and market share in those customers or GPOs, if we were to receive approval for the broader patient population in the future. If we or Takeda are not able to differentiate Feraheme/Rienso from other marketed IV iron products, our ability to maintain a premium price, our ability to generate revenues and achieve and maintain profitability, and our long-term business prospects could be adversely affected.

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

Feraheme/Rienso also competes with a number of branded IV iron replacement and certain other iron dextran and iron sucrose products outside of the U.S., such as Ferinject® (ferric carboxymaltose injection), which is an IV iron replacement therapy currently approved for marketing in approximately 47 countries worldwide for the treatment of IDA where oral iron is ineffective or cannot be used. If Takeda is unable to convince physicians and other healthcare providers to switch from using the competing IV iron products to Feraheme/Rienso, our ability to generate revenues from royalties we may receive from Takeda will be limited and our operating results will be negatively affected. In addition, all other IV iron products currently approved and marketed and sold in the EU are approved for marketing to a broader group of patients with IDA. Feraheme/Rienso was approved only for use in adult CKD patients, which could put Feraheme/Rienso at a competitive disadvantage unless and until it receives approval for a broader indication outside of the U.S.

There are other companies commercializing products for the management or treatment of oral mucositis that may compete with MuGard including two marketed products: Kepivance® (palifermin) an IV human growth factor which is marketed by Swedish Orphan Biovitrum, and Caphosol® a supersaturated calcium phosphate artificial saliva used as an adjunct to other oral care which is marketed by Jazz Pharmaceuticals, PLC. In addition, there are several marketed products available which are indicated for the management of pain associated with oral mucositis including (i) Gelclair®, which is marketed by DARA BioSciences, (ii) GelX Oral Gel, which is marketed by Praelia Pharmaceuticals, Inc., and (iii) Episil, which is marketed by Cangene BioPharma, Inc.

Wholesaler, distributor and customer buying patterns, particularly those who are members of a GPO, and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term results.

Our results of operations, including, in particular, product sales revenues, may vary from period to period due to a variety of factors, including the buying patterns of our U.S. wholesalers, distributors, clinics or hospitals, which vary from quarter to quarter. In addition, our contracts with GPOs require certain performance from the members of the GPOs such as growth over prior periods or certain market share attainment goals in order to qualify for discounts off the list price of our products and a GPO may be able to influence the demand for our products from its members in a particular quarter through communications they make to their customers. In the event wholesalers, distributors, clinics or hospitals with whom we do business in the U.S. determine to limit their purchases of our products our product sales could be adversely affected. Our contracting strategy can also have an impact on the timing of certain purchases causing Feraheme sales to vary from quarter to quarter. For example, in advance of an anticipated price increase, following the publication of our quarterly average selling price, or ASP, which affects the rate at which Feraheme is reimbursed, or a reduction in expected rebates or discounts, customers may order Feraheme in larger than normal quantities which could cause Feraheme sales to be lower in subsequent quarters than they would have been otherwise. Further, any changes in purchasing patterns or inventory levels, changes to our contracting strategy, increases in product returns, delays in purchasing products or delays in payment for products by one of our distributors or GPOs could also have a negative impact on our revenue and results of operations.

Our products may not be widely adopted by physicians, hospitals, patients, or healthcare payors, which would adversely impact our potential profitability and future business prospects.

The commercial success of our products depends upon the level of market adoption by physicians, hospitals, patients, and healthcare payors, including managed care organizations and GPOs. If our products do not achieve or maintain an adequate level of market adoption for any reason, our potential profitability and our future business prospects will be adversely impacted. Feraheme/Rienso and MuGard represent an alternative to other products in their respective markets and might not be adopted if perceived to be no safer, less safe, no more effective, less effective, no more convenient, or less convenient than currently available products. In addition, the pricing and/or reimbursement rates and terms of our products may not be viewed as advantageous to potential prescribers and payors as the pricing and/or reimbursement rates and terms of alternative products.

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

•                  The timing and type of response from the FDA on our sNDA and other regulatory filings and any limitation on the approved indications and the patient populations for Feraheme/Rienso; and

•                  The effectiveness of our and Takeda’s commercial organizations and distribution networks in marketing, selling and supplying Feraheme/Rienso.

The key component of our U.S. commercialization strategy is to market and sell Feraheme for use in non-dialysis adult CKD patients. The current U.S. non-dialysis CKD market is comprised primarily of three sites of care where a substantial number of CKD patients are treated: hematology and oncology centers, hospitals, and nephrology clinics. IV iron therapeutic products are not currently widely used by certain physicians who treat non-dialysis CKD patients in the U.S., particularly nephrologists, due to safety concerns and the inconvenience and often impracticability of administering IV iron therapeutic products in their offices. It is often difficult to change physicians’ existing treatment paradigms even when supportive clinical data is available. In addition, our ability to effectively market and sell Feraheme in the U.S. hospital market depends in part upon our ability to achieve acceptance of Feraheme onto hospital formularies. Since many hospitals and hematology, oncology and nephrology practices are members of GPOs, which leverage the purchasing power of a group of entities to obtain discounts based on the collective bargaining power of the group, our ability to attract customers in these sites of care also depends in part on our ability to effectively promote Feraheme to and enter into pricing agreements with GPOs. The GPOs can also offer opportunities for competitors to Feraheme that provide the ability to quickly gain market share by offering a more attractive price or contracts and incentives that encourage the members of the GPO to use or switch to the competing product. If we are not successful in capturing a significant share of the U.S. non-dialysis CKD market or if we are not successful in securing and maintaining formulary coverage for Feraheme, or if we cannot maintain strong relationships and offer competitive contracts to key customers and GPOs, our potential profitability as well as our long-term business prospects could be adversely affected.

We derive a substantial amount of our Feraheme revenue from a limited number of customers and the loss of one or more of these customers, a change in their fee structure, or a decline in revenue from one or more of these customers could have an adverse impact on our results of operations and financial condition.

In the U.S., we sell Feraheme primarily to wholesalers and specialty distributors and therefore a significant portion of our revenues is generated by a small number of customers. Four customers accounted for 93% of our total revenues during the nine months ended September 30, 2013, and three customers accounted for 95% of our accounts receivable balance as of September 30, 2013. We pay these wholesalers and specialty distributors a fee for the services that they provide to us. Because our business is concentrated with such a small number of wholesalers and specialty distributors, we could be forced to accept increases in their fees in order to maintain the current distribution networks through which Feraheme is sold. Any increase in fees could have a negative impact on our current and future sales of Feraheme in the U.S. and could have a negative impact on the reimbursement rate an individual physician, hospital or clinic would realize upon using Feraheme. In addition, a significant portion of our U.S. Feraheme sales are generated through a small number of contracts with GPOs. For example, approximately 32% of our end-user demand during the nine months ended September 30, 2013 was generated by members of a single GPO with which we have contracted. As a result of the significant percentage of our end-user demand being generated by a single GPO, we may be at a disadvantage in future contract or price negotiations with such GPO and that GPO may be able to influence the demand for Feraheme from its members in a particular quarter through communications they make to their customers. In addition, the GPOs can also offer opportunities for competitors to Feraheme that provide the ability to quickly gain market share by offering a more attractive price or contracts and incentives that encourage the members of the GPO to use or switch to the competing product. The loss of some or all of this demand to a competitor, a material reduction in sales volume, or a significant adverse change in our relationship with any of our key wholesalers, distributors or GPOs could have a material adverse effect on our revenue in any given period and may result in significant annual or quarterly revenue fluctuations.

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

In addition, U.S. and many foreign governments continue to propose and pass legislation designed to reduce the cost of health care for patients. In the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Health Care Reform Act, was enacted in March 2010 and includes certain cost containment measures including an increase to the minimum rebates for products covered by Medicaid programs, the extension of such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations and the expansion of the 340B Drug Discount Program under the Public Health Service Act. In addition, the heightened focus on the health care industry by the federal government could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near-term. For example, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. Therefore, after adjustment for deductible and co-insurance, the reimbursement rate for physician-administered drugs including Feraheme, under Medicare Part B has been reduced from ASP plus 6% to ASP plus 4.3%. Because the majority of our Feraheme business is through hematology/oncology clinics and out-patient hospital infusions centers, this reduction in the Medicare reimbursement payment for Feraheme may adversely impact our future revenues. The magnitude of the impact of these laws on our business is uncertain. Further, in recent years some states have also passed legislation to control the prices of drugs as well as begun a move toward managed care to relieve some of their Medicaid cost burden. While Medicare is the predominant payor for treatment of patients with CKD, Medicare payment policy, in time, can also influence pricing and reimbursement in the non-Medicare markets, as private third-party payors and state Medicaid plans frequently adopt Medicare principles in setting reimbursement methodologies. These and any future changes in government regulation or private third-party payors’ reimbursement policies may reduce the extent of reimbursement for our products and adversely affect our future operating results.

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

In March 2010, we entered into our initial agreement with Takeda, which was amended in June 2012, under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, certain Asia-Pacific countries (excluding Japan, China and Taiwan), Canada, India and Turkey. We are highly dependent on Takeda for certain regulatory filings outside of the U.S. with respect to Feraheme/Rienso and the commercialization of Feraheme/Rienso outside of the U.S., including in Canada, Switzerland and the EU. Takeda is in the early stages of the launch in Canada and the EU, and therefore, revenues from sales of Feraheme/Rienso in these territories are not a material part of ours or Takeda’s business. If Takeda fails to perform its obligations under the Amended Takeda Agreement or is ineffective in its commercialization of Feraheme/Rienso in the agreed-upon territories, if revenues fail to materialize due to market or pricing dynamics in Takeda’s territories, or if we fail to effectively manage our relationship with Takeda, our ability to and the extent to which we obtain regulatory approvals for Feraheme/Rienso and our Feraheme/Rienso commercialization efforts outside of the U.S. would be significantly harmed, which would have an adverse effect on milestone payments and royalties we may receive under the Amended Takeda Agreement. Further, if we fail to fulfill certain of our obligations under the Amended Takeda Agreement, Takeda has the right to assume the responsibility of clinical development and manufacturing of Feraheme/Rienso in the agreed-upon territories, which would increase the cost of and delay the Feraheme/Rienso development program outside of the U.S.

Takeda has the unilateral right to terminate the Amended Takeda Agreement under certain conditions, including without cause or if it determines in good faith that the continued development of Rienso would not be in the best interest of patient welfare. If Takeda terminates the agreement and we chose to continue to commercialize Feraheme/Rienso in Takeda’s territories, we would be required to either enter into alternative arrangements with third parties to commercialize Feraheme/Rienso in Takeda’s territories, which we may be unable to do in a timely and cost effective manner, or at all, or to increase our internal infrastructure, both of which would likely result in significant additional expense and the disruption or failure of commercial efforts outside of the U.S. In addition, such a termination would prevent us from receiving the milestone payments and royalties we may otherwise receive under the Amended Takeda Agreement.

In the U.S. there have been, and we expect there will continue to be, a number of federal and state legislative initiatives implemented to reform the healthcare system in ways that could adversely impact our business and our ability to sell our products profitably.

In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory proposals aimed at changing the U.S. healthcare system. For example, the Health Care Reform Act contains a number of provisions that significantly impact the pharmaceutical industry and may negatively affect our potential product revenues. Among other things, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, extended the rebate provisions to Medicaid managed care organizations, and expanded the 340B Drug Discount Program under the Public Health Service Act. The volume of Feraheme business sold to 340B eligible entities has increased since the implementation of the Health Care Reform Act. Because these institutions are eligible for federal pricing discounts, the revenue realized per unit of Feraheme sold to 340B institutions is lower than from our other customers. Substantial new provisions affecting compliance have also been added, which may require us to modify our business practices with healthcare providers and potentially incur additional costs. While we are continuing to evaluate these laws on and their potential impact on our business, these laws may adversely affect the pricing for our products in the U.S. or cause us to incur additional expenses and therefore adversely affect our financial position and results of operations.

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

As a condition of reimbursement by various U.S. federal and state healthcare programs for Feraheme, we are required to calculate and report certain pricing information to U.S. federal and state healthcare agencies. For example, we are required to provide ASP information to the Centers for Medicare and Medicaid Services on a quarterly basis in order to compute Medicare Part B payment rates. This ASP information forms the basis for reimbursement for the majority of our current Feraheme business in the U.S.

Price reporting and payment obligations are highly complex and vary among products and programs. The calculation of ASP includes a number of inputs from our contracts with wholesalers, specialty distributors, GPOs and other customers. It also requires us to make an assessment of whether these agreements are deemed to be for bona fide services and that the services are deemed to be at fair market value in our industry and for our products. These calculations are very complex and could involve the need for us to unbundle discounts or rebates offered over a multiple quarters or across multiple products. Our processes for estimating amounts due under these governmental pricing programs unbundling discounts or rebates involve subjective decisions. As a result, our price reporting calculations remain subject to the risk of errors and our methodologies for calculating these prices could be challenged under the Federal False Claims Act or other laws. In addition, the Health Care Reform Act modified the rules related to certain price reports and expanded the scope of pharmaceutical product sales to which Medicaid rebates apply, among other things. Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. This uncertainty in the interpretation of the legislation increases the chances of an error in price reporting, which could in turn lead to a legal challenge, restatement or investigation. If we become subject to investigations, restatements, or other inquiries concerning our compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

We have a history of net losses, and we may not be able to generate sufficient revenues to achieve and maintain profitability in the future.

We have a history of significant operating losses, we may not be profitable in the future, and if we do attain profitability, such profitability may not be sustainable. In the past, we have financed our operations primarily from the sale of our equity securities, cash from sales of Feraheme/Rienso, cash generated by our investing activities, and payments from our licensees. As of September 30, 2013, we had an accumulated deficit of approximately $462.6 million. Our losses were primarily the result of costs incurred in our efforts to manufacture, market and sell Feraheme/Rienso, including costs associated with maintaining our commercial infrastructure and marketing and promotion costs, research and development costs, such as costs associated with our clinical trials, and selling, general and administrative costs. We expect to continue to incur significant expenses as we continue to manufacture, market and sell Feraheme as an IV iron replacement therapeutic for use in adult CKD patients in the U.S., market and sell MuGard and as we further develop and seek marketing approval for Feraheme for the treatment of IDA in a broad range of patients. As a result, we will need to generate sufficient revenues in future periods to achieve and maintain profitability. Once we achieve profitability or begin to generate positive cash flow from operations, there is no guarantee that we will be able to continue to do so. We anticipate that the majority of any revenue we generate in the next twelve months will be from sales of Feraheme/Rienso as an IV iron replacement therapeutic agent for use in adult CKD patients in the U.S., royalties we may receive with respect to sales of Feraheme/Rienso in the EU and Canada under the Amended Takeda Agreement, and from sales of MuGard. We have never independently marketed or sold any products prior to Feraheme, and we may not be successful in marketing or selling Feraheme or MuGard and Takeda may not be successful in marketing or selling Feraheme/Rienso. If we or Takeda are not successful in marketing and selling Feraheme/Rienso, if revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, or if we are otherwise unable to achieve, maintain or increase profitability on a quarterly or annual basis, our business, results of operations and financial condition could be materially adversely affected and the market price of our common stock may decline.

We have limited experience independently commercializing a pharmaceutical product and no experience independently commercializing multiple products, and any failure on our part to effectively execute our Feraheme or MuGard commercial plans in the U.S. would have an adverse impact on our business.

Prior to our commercialization of Feraheme in the U.S., we had never independently marketed or sold a product as we had relied on our licensees to market and sell our previously approved products. We have an internal commercial infrastructure to market and sell Feraheme and MuGard in the U.S. If we are unsuccessful in maintaining an effective commercial function with multiple products, integrating MuGard into our existing sales infrastructure, or experience a high level of employee turnover for any reason, our ability to attract and retain qualified personnel, maintain sales levels, and support potential sales growth could be harmed, all of which could prevent us from successfully commercializing Feraheme or MuGard in the U.S. Any failure by us to successfully commercialize Feraheme or MuGard in the U.S. could have a material adverse impact on our ability to generate revenues, our ability to achieve profitability, and the future prospects for our business.

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

Moreover, although we believe it is necessary to closely manage the cost of our operations to improve our performance, these initiatives may preclude us from making potentially significant expenditures that could improve our competitiveness over the longer term. We cannot guarantee that any cost reduction measures, or other measures we may take in the future, will result in the expected cost savings, or that any cost savings will be unaccompanied by these or other unintended consequences.

We have limited experience independently distributing a pharmaceutical product, and our commercialization plans could suffer if we fail to effectively manage and maintain our supply chain and distribution network.

We do not have significant experience in managing and maintaining a supply chain and distribution network, and we are placing substantial reliance on third parties to perform product supply chain services for us. Such services include packaging, warehousing, inventory management, storage and distribution of Feraheme/Rienso and MuGard. We have contracted with Packaging Coordinators, Inc. (formerly Catalent

Pharma Solutions, LLC) to provide certain labeling, packaging and storage services for final U.S. and Canadian Feraheme drug product. In addition, we have contracted with Integrated Commercialization Services, Inc. to be our exclusive third-party logistics provider to perform a variety of functions related to the sale and distribution of Feraheme in the U.S., including services related to warehousing and inventory management, distribution, chargeback processing, accounts receivable management and customer service call center management. If these or any future third-parties are unable to provide uninterrupted labeling, packaging and storage services or supply chain services, respectively, we may incur substantial losses of sales to wholesalers or other purchasers of our products.

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

Our future operating results will likely vary from quarter to quarter depending on a number of factors, some of which we cannot control, including but not limited to:

•                  The magnitude of U.S. Feraheme and MuGard sales;

•                  The loss of a key customer or GPO;

•                  The impact of any pricing or contracting strategies we have implemented or may implement related to our products, including the magnitude of rebates and/or discounts we may offer, or changes in pricing by our competitors or a new entrant into the market;

•                  The introduction of new competitive products, such as Injectafer or generic versions of new or currently available drug therapies;

•                  Any expansion or contraction of the overall size of the IV iron market, which could result from a number of factors including but not limited to changes in treatment guidelines or practices related to IDA;

•                  Changes in the actual or perceived safety or efficacy profile of our products, or products that compete with Feraheme/Rienso or MuGard that could cause customers to increase, decrease or discontinue their use of our products or could affect the regulatory status of our products in the U.S. or elsewhere;

•                  The timing and magnitude of costs incurred in connection with business development activities or business development transactions into which we may enter;

•                  Any changes to the mix of our business;

•                  Changes in buying patterns, fees and inventory levels of our wholesalers, distributors, clinics or hospitals;

•                  The timing and magnitude of Feraheme/Rienso milestone payments, product sales revenues and royalties we may receive from Takeda under the Amended Takeda Agreement;

•                  The initiation or outcome of any material litigation or patent challenges to which we are or become a party and the magnitude of costs associated with such litigation;

•                  The timing and magnitude of costs associated with the commercialization of our products in the U.S., including costs associated with maintaining our commercial infrastructure and executing our promotional and marketing strategies;

•                  Changes in accounting estimates related to reserves on revenue, returns, contingent consideration, impairment of long-lived assets or other accruals or changes in the timing and availability of government or customer discounts, rebates and incentives;

•                  Further asset write-downs related to property and equipment, intangible assets or assets held for sale;

•                  The timing and magnitude of costs associated with the manufacture of Feraheme/Rienso, including costs of raw and other materials and costs associated with maintaining commercial inventory and qualifying additional manufacturing capacities and alternative suppliers;

•                  The timing and magnitude of costs associated with our ongoing and planned clinical studies of Feraheme/Rienso in connection with our pediatric program, our current or future post-marketing commitments for the EMA and other regulatory agencies, our pursuit of additional indications and our development of Feraheme/Rienso in countries outside of the U.S;

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

•                  The recognition of deferred tax assets during periods in which we generate taxable income; and

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

As part of our revenue recognition policy, our estimates of product returns, rebates and chargebacks, fees and other discounts require subjective and complex judgments due to the need to make estimates about matters that are inherently uncertain. Any significant differences between our actual results and our estimates could materially affect our financial position and results of operations. For example during each of the nine months ended September 30, 2013 and 2012, we revised our estimated Medicaid reserve rate, which resulted in a reduction of our estimated Medicaid rebate reserve and a corresponding increase in revenue related to prior Feraheme sales of $0.6 million. Further, during nine months ended September 30, 2012, we reduced our reserve for product returns by approximately $2.1 million due to a lower than expected actual returns rate since the 2009 launch of Feraheme as well as a reduction in our expected rate of product returns in the future.

In addition, to determine the required quantities of Feraheme and the related manufacturing schedule, we also need to make significant judgments and estimates based on inventory levels, current market trends, anticipated sales, forecasts from our licensees, including Takeda, and other factors. Because of the inherent nature of estimates, there could be significant differences between our and Takeda’s estimates and the actual amount of product need. For example, the level of our access to wholesaler and distributor inventory levels and sales data in the U.S., which varies based on the wholesaler, distributor, clinic or hospital, affects our ability to accurately estimate certain reserves included in our financial statements. Any difference between our estimates and the actual amount of product demand could result in unmet demand or excess inventory, each of which would adversely impact our financial results and results of operations.

In connection with our June 2013 acquisition of the MuGard Rights we were and will continue to be required to make estimates related to the fair value of the asset and the related contingent consideration. These estimates require significant judgment and assumptions including but not limited to: estimating future cash flows from product sales and developing appropriate discount and probability rates. If these or any other related estimates made in connection with the acquisition of the MuGard Rights or any future acquisitions require adjustment in the future, we could experience significant write-offs or other adjustments and our operating results could be negatively affected.

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

•                  Changes to the package insert of our products, such as additional warnings regarding potential side effects  or potential limitations on the current dosage and administration of Feraheme/Rienso or IV irons as a class;

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

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $13.85 and $28.42 in the fifty-two week period through October 31, 2013. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, many of which are beyond our control, may have a significant impact on the market price of our common stock. Factors which may affect the market price of our common stock include, among others:

•                  Our ability to successfully commercialize Feraheme in the U.S. and Takeda’s ability to successfully commercialize Feraheme/Rienso in licensed territories outside of the U.S.;

•                  Our ability to increase or maintain sales and utilization of Feraheme in the current indication or expand the indications for Feraheme for the treatment of IDA in adult patients who have failed or could not use oral iron;

•                  Our ability to implement a pricing and contracting strategy that supports an increase in the net revenue per unit of Feraheme sold in the U.S. in future periods;

•                  Actual or perceived safety concerns related to our products or products or product candidates of our competitors, including any actions taken by U.S. or foreign regulatory authorities in connection with such concerns, or any voluntary or involuntary product recalls;

•                  Significant collaboration, product or business acquisitions, joint venture or similar agreements by us or our competitors or the termination of any current or future collaboration agreements;

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us and our business. As of October 31, 2013, seven financial analysts publish reports about us and our business. We do not control these or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. In addition, our future operating results are subject to substantial uncertainty, and our stock price could decline significantly if we fail to meet or exceed analysts’ forecasts and expectations. If any of the analysts who cover us downgrade our stock or issue commentary or observations about us or our stock that are perceived by the market as negative, our stock price would likely decline rapidly. In addition, if these analysts cease coverage of our company, we could lose visibility in the market, which in turn could also cause our stock price to decline.

If our operating results do not meet our own publicly disclosed financial guidance our stock price could decline.

In 2013, we publicly provided financial guidance, including expected 2013 Feraheme/Rienso product sales, total revenue, estimated operating expenses, estimated cost of goods sold as a percent of sales, quarterly cash flow trajectory throughout 2013 and estimated year-end cash and cash equivalents balance. If, for any reason, we are unable to realize our projected 2013 revenue, we may not realize our publicly announced revenue and year-end cash and cash equivalents balance guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

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

•                  The magnitude and growth rate of U.S. Feraheme sales over prior periods;

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

We estimate that our cash resources as of September 30, 2013, combined with cash we currently expect to receive from sales of Feraheme/Rienso and MuGard, earnings on our investments, and royalty and milestone payments we may receive from Takeda will be sufficient to finance our currently planned operations for at least the next twelve months. We may require additional funds or need to establish additional alternative strategic arrangements to execute a business development transaction. We may at any time seek funding through additional arrangements with collaborators through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.

Any additional equity financings or alternative strategic arrangements would be dilutive to our stockholders. In addition, the terms of any potential debt financing could greatly restrict our ability to raise additional capital and may provide rights and preferences to the investors in any such financing which are senior to those of, and not available to, current stockholders. Our inability to raise additional capital on terms and within a timeframe acceptable to us when needed could force us to dramatically reduce our expenses and delay, scale back or eliminate certain of our activities and operations, including our commercialization and development activities, any of which would have a material adverse effect on our business, financial condition and future business prospects.

The investment of our cash is subject to risks, which may cause losses or adversely affect the liquidity of these investments and our results of operations, liquidity and financial condition.

As of September 30, 2013, we had $30.9 million in cash and cash equivalents and $182.6 million in investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crisis. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

A purported class action complaint was originally filed on March 18, 2010 in the U.S. District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Chief Financial Officer, the then-members of our Board of Directors, or Board,, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged omissions in a registration statement filed in January 2010. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11 and 15, 2011, respectively, the District Court issued an Opinion and Order dismissing the SAC with prejudice for failure to state a claim upon which relief could be granted. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit, or the Court of Appeals. The Court of Appeals heard oral argument on May 11, 2012. On February 4, 2013, the Court of Appeals affirmed in part and reversed in part the District Court’s Opinion and Order and remanded the case to the District Court. On February 19, 2013, we filed a Petition for Panel Rehearing and Rehearing En Banc, which was denied on March 15, 2013. On March 22, 2013, we filed a Motion to Stay the Mandate remanding the case to the District Court pending review by the U.S. Supreme Court of the Court of Appeals’ February 4, 2013 decision. The Court of Appeals granted the Motion to Stay the Mandate on April 8, 2013. On June 13, 2013, we filed a Petition for a Writ of Certiorari, or the Petition, with the U.S. Supreme Court seeking review of the Court of Appeal’s decision and to have that decision overturned. On October 7, 2013 the U.S. Supreme Court denied our Petition, resulting in the case’s return to the District Court for further proceedings relative to the SAC’s surviving claims. Our response to the SAC is due on or before November 6, 2013. The plaintiffs will submit an opposition to our response on or before December 6, 2013. Whether or not the plaintiff’s appeal is successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

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

The administration of our products to humans, whether in clinical trials or after approval for commercial use, may expose us to liability claims, whether or not our products are actually at fault for causing an injury. As Feraheme/Rienso is used over longer periods of time by a wider group of patients taking numerous other medicines or by patients with additional underlying health problems, the likelihood of adverse drug reactions or unintended side effects, including death, may increase. While these adverse events are rare, all IV irons, including Feraheme/Rienso, can cause patients to experience serious hypersensitivity reactions, including anaphylactic-type reactions, some of which have been life-threatening and/or fatal. Although we maintain product liability insurance coverage for claims arising from the use of our products in clinical trials and commercial use, coverage is expensive, and we may not be able to maintain sufficient insurance at a reasonable cost, if at all. Product liability claims, whether or not they have merit, could also decrease demand for our products, subject us to product recalls or harm our reputation, cause us to incur substantial costs, and divert management’s time and attention.

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

Item 6.  Exhibits

(a)                                 List of Exhibits

Exhibit Number		Description

10.1		Fourth Amendment to Commercial Outsourcing Services Agreement, dated effective as of August 1, 2013, by and between the Company and Integrated Commercialization Services, Inc.
31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	+

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Date: November 6, 2013

AMAG PHARMACEUTICALS, INC.

By:	/s/ Scott A. Holmes
Scott A. Holmes
Chief Accounting Officer,
Vice President of Finance and Treasurer

Date: November 6, 2013

EXHIBIT INDEX

Exhibit Number		Description

10.1		Fourth Amendment to Commercial Outsourcing Services Agreement, dated effective as of August 1, 2013, by and between the Company and Integrated Commercialization Services, Inc.
31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	+

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+                 Exhibits marked with a plus sign (“+”) are filed herewith.

++          Exhibits marked with a double plus sign (“++”) are furnished herewith.

*                 Exhibits marked with a single asterisk reference management contracts, compensatory plans or arrangements.