Form 10-Q
period 2014-03-31
AMAG PHARMACEUTICALS INC.
filed 2014-05-05
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 29, 2014, there were 21,915,093 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.
FORM 10-Q

PART I.         FINANCIAL INFORMATION

Item 1.  Financial Statements

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$200,916	$26,986
Investments	184,557	186,803
Accounts receivable, net	10,115	6,842
Inventories	20,804	17,217
Receivable from collaboration	202	278
Prepaid and other current assets	4,410	3,396
Restricted cash	—	2,883
Total current assets	421,004	244,405
Property and equipment, net	1,837	1,846
Intangible assets, net	16,815	16,844
Restricted cash	400	400
Other long-term assets	6,407	1,964
Total assets	$446,463	$265,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,125	$2,629
Accrued expenses	21,851	22,266
Deferred revenues	9,118	8,226
Total current liabilities	36,094	33,121
Long-term liabilities:
Convertible 2.5% senior notes, net	162,561	—
Deferred revenues	40,567	44,534
Acquisition-related contingent consideration	14,040	13,609
Other long-term liabilities	2,105	1,787
Total liabilities	255,367	93,051
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 58,750,000 shares authorized; 21,877,192 and 21,772,571 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	219	218
Additional paid-in capital	667,653	641,941
Accumulated other comprehensive loss	(3,414)	(3,491)
Accumulated deficit	(473,362)	(466,260)
Total stockholders’ equity	191,096	172,408
Total liabilities and stockholders’ equity	$446,463	$265,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
U.S. Feraheme product sales, net	$17,375	$15,578
License fee and other collaboration revenues	3,120	2,003
Other product sales and royalties	340	299
Total revenues	20,835	17,880
Costs and expenses:
Cost of product sales	2,837	2,942
Research and development expenses	6,498	5,404
Selling, general and administrative expenses	17,491	14,005
Total costs and expenses	26,826	22,351
Other income (expense):
Interest expense	(1,476)	—
Interest and dividend income, net	265	271
Gains on sale of assets	100	299
Gains on investments, net	—	6
Total other income (expense)	(1,111)	576
Net loss	$(7,102)	$(3,895)

Net loss per share:
Basic and diluted	$(0.33)	$(0.18)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	21,824	21,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(7,102)	$(3,895)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period, net of tax	77	(87)
Reclassification adjustment for (gains) losses included in net loss	—	(6)
Net unrealized gains (losses) on securities	77	(93)
Total comprehensive loss	$(7,025)	$(3,988)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,102)	$(3,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162	650
Amortization of premium/discount on purchased securities	664	681
Write-down of inventory to net realizable value	1,437	—
Non-cash equity-based compensation expense	1,930	2,283
Amortization of debt discount and debt issuance costs	851	—
Gains on sale of assets	(100)	(299)
Gains on investments, net	—	(6)
Change in fair value of contingent consideration	789	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,273)	(2,109)
Inventories	(2,521)	1,834
Receivable from collaboration	76	155
Prepaid and other current assets	(1,014)	(6)
Other long-term assets	885	—
Accounts payable and accrued expenses	(1,101)	(7,074)
Deferred revenues	(3,075)	(1,816)
Other long-term liabilities	318	(111)
Total adjustments	(3,972)	(5,818)
Net cash used in operating activities	(11,074)	(9,713)

Cash flows from investing activities:
Proceeds from sales or maturities of investments	26,706	30,663
Purchase of investments	(25,046)	(33,906)
Proceeds from sale of assets	100	368
Capital expenditures	(124)	(23)
Change in restricted cash	2,883	—
Net cash provided by (used in) investing activities	4,519	(2,898)

Cash flows from financing activities:
Payment of contingent consideration	(31)	—
Proceeds from issuance of convertible debt	200,000	—
Payment of debt issuance costs	(6,361)	—
Proceeds from issuance of warrants	25,620	—
Purchase of convertible bond hedges	(39,760)	—
Proceeds from the exercise of stock options	1,017	163
Net cash provided by financing activities	180,485	163

Net increase (decrease) in cash and cash equivalents	173,930	(12,448)
Cash and cash equivalents at beginning of the period	26,986	46,293
Cash and cash equivalents at end of the period	$200,916	$33,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Outside of the U.S., ferumoxytol has been granted marketing approval in Canada, Switzerland and the European Union, or EU, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with CKD. The European marketing authorization for Rienso in the EU is valid in the 28 EU Member States as well as in Iceland, Liechtenstein and Norway. Under our amended agreement with Takeda Pharmaceutical Company Limited, or Takeda, Takeda has an exclusive license to market and sell ferumoxytol in Canada, the EU and Switzerland, as well as certain other geographic territories. In Canada, Takeda promotes ferumoxytol under the trade name Feraheme and in the EU and Switzerland, Takeda promotes ferumoxytol under the trade name Rienso® 30mg/ml solution for Injection.

On June 6, 2013, or the Acquisition Date, we entered into a License Agreement with Access Pharmaceuticals, Inc., or Access, under which we acquired the U.S. commercial rights to MuGard, or the Access License Agreement. MuGard was launched in the U.S. by Access in 2010 after receiving 510(k) clearance from the FDA and is indicated for the management of oral mucositis/stomatitis (that may be caused by radiotherapy and/or chemotherapy) and all types of oral wounds (mouth sores and injuries), including aphthous ulcers/canker sores and traumatic ulcers, such as those caused by oral surgery or ill-fitting dentures or braces. Under the Access License Agreement, we obtained an exclusive, royalty-bearing license, with the right to grant sublicenses, to certain intellectual property rights, including know-how, patents and trademarks, to use, import, offer for sale, sell, manufacture and commercialize MuGard in the U.S. and its territories, or the U.S. Territory, for the management of all diseases or conditions of the oropharyngeal cavity, including mucositis, or the MuGard Rights. Additional details regarding the Access License Agreement and the MuGard Rights can be found in Note H, “Business Combination.”

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

In accordance with accounting principles generally accepted in the United States of America for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Interim results are not necessarily indicative of the results of operations for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition related to product sales and collaboration agreements, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment, determining the fair values of our investments, assets acquired in a business combination, our debt obligations, and contingent consideration, the impairment of long-lived assets, including intangible assets, accrued expenses, and equity-based compensation expense. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of cash held in commercial bank accounts, money market funds and U.S. Treasury securities having an original maturity of less than three months. We consider all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents. At March 31, 2014, substantially all of our cash and cash equivalents were held in either commercial bank accounts or money market funds.

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

Revenue Recognition and Related Sales Allowances and Accruals

An analysis of our U.S. Feraheme product sales allowances and accruals for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Provision for U.S. Feraheme product sales allowances and accruals
Discounts and chargebacks	$10,533	$7,493
Government and other rebates	3,187	2,387
Returns	226	193
Total provision for U.S. Feraheme product sales allowances and accruals	$13,946	$10,073

Total gross U.S. Feraheme product sales	$31,321	$25,651

Total provision for U.S. Feraheme product sales allowances and accruals as a percent of total gross U.S. Feraheme product sales	45%	39%

Consistent with industry practice, we generally offer our wholesalers, specialty distributors and other customers a limited right to return Feraheme based on the product’s expiration date which, once packaged, is currently five years in the U.S. We estimate product returns based on the historical return patterns and known or expected changes in the marketplace. We currently have limited actual returns data, and therefore are not able to solely rely on our actual returns experience. We track actual returns by individual production lots. Returns on lots eligible for credits under our returned goods policy are monitored and compared with historical return trends and rates.

We consider several additional factors in our product return estimation process, including our internal sales forecasts and inventory levels in the distribution channel. We expect that wholesalers and healthcare providers will not stock significant inventory due to the cost and expense to store Feraheme. Based on these factors, we determine whether an adjustment to the sales return reserve is appropriate.

We record an estimate of returns at the time of sale. If necessary, our estimated rate of returns may be adjusted for actual return experience as it becomes available and for known or expected changes in the marketplace. We did not significantly adjust our reserve for product returns during the three months ended March 31, 2014 or 2013. To date, returns of Feraheme have been relatively limited and returns experience may change over time. A future adjustment to our product returns estimate would result in a corresponding change to our net product sales in the period of adjustment and could be significant.

In addition, as part of our sales allowances and accruals, we reserve for estimated Medicaid rebates associated with instances where Medicaid will act as the insurer and for which we are required to pay a statutory rebate to Medicaid. We regularly assess our Medicaid reserve balance and the rate at which we accrue for claims against product sales. We did not adjust our Medicaid reserve balance during the three months ended March 31, 2014 or 2013. If we determine in future periods that our actual rebate experience is not indicative of expected claims, if our actual claims experience changes, or if other factors affect estimated claims rates, we may be required to adjust our current Medicaid accumulated reserve estimate, which would affect our net product sales in the period of the adjustment and could be significant.

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, investments, and accounts receivable. As of March 31, 2014, our cash, cash equivalents and investments amounted to approximately $385.5 million. We currently invest our excess cash primarily in U.S. government and agency money market funds, and investments in corporate debt securities, U.S. treasury and government agency securities, and commercial paper. As of March 31, 2014, we had approximately $196.3 million of our total $200.9 million cash and cash equivalents balance invested in institutional money market funds, of which $179.9 million was invested in a single fund.

Our operations are located solely within the U.S. We are focused principally on developing, manufacturing, and commercializing Feraheme/Rienso and commercializing MuGard. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
AmerisourceBergen Drug Corporation	39%	43%
McKesson Corporation	22%	22%
Cardinal Health, Inc.	15%	15%
Takeda Pharmaceuticals Company Limited	11%	12%

In addition, approximately 28% and 30% of our end-user demand during the three months ended March 31, 2014 and 2013, respectively, was generated by members of a single group purchasing organization, or GPO, with which we have contracted. Revenues from customers outside of the U.S. amounted to approximately 16% and 12% of our total revenues for the three months ended March 31, 2014 and 2013, respectively, and were principally related to collaboration revenue recognized in connection with our collaboration agreement with Takeda, which is headquartered in Japan.

We are currently solely dependent on a single supply chain for our Feraheme/Rienso drug substance and finished drug product. We are exposed to a significant loss of revenue from the sale of Feraheme/Rienso if our suppliers and/or manufacturers cannot fulfill demand for any reason.

C.            Investments

As of March 31, 2014 and December 31, 2013, our investments equaled $184.6 million and $186.8 million, respectively, and consisted of securities classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in debt and equity securities.

The following is a summary of our investments as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$23,492	$46	$(2)	$23,536
Due in one to three years	108,536	159	(47)	108,648
U.S. treasury and government agency securities
Due in one year or less	21,079	35	—	21,114
Due in one to three years	29,772	17	(28)	29,761
Commercial paper
Due in one year or less	1,499	—	(1)	1,498
Total investments	$184,378	$257	$(78)	$184,557

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$42,609	$44	$(4)	$42,649
Due in one to three years	91,443	137	(106)	91,474
U.S. treasury and government agency securities
Due in one year or less	18,526	19	—	18,545
Due in one to three years	34,123	37	(25)	34,135
Total investments	$186,701	$237	$(135)	$186,803

Impairments and Unrealized Gains and Losses on Investments

We did not recognize any other-than-temporary impairment losses in our condensed consolidated statements of operations related to our securities during the three months ended March 31, 2014 and 2013. We considered various factors, including the length of time that each security was in an unrealized loss position and our ability and intent to hold these securities until the recovery of their amortized cost basis occurs. As of March 31, 2014, an insignificant portion of our investments has been in an unrealized loss position for more than one year. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and which may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

Realized Gains and Losses on Investments

Gains and losses are determined on the specific identification method. Realized gains were insignificant during the three months ended March 31, 2014 and 2013.

D.            Fair Value Measurements

The following tables represent the fair value hierarchy as of March 31, 2014 and December 31, 2013 for those assets and liabilities that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$196,297	$196,297	$—	$—
Corporate debt securities	132,184	$—	132,184	—
U.S. treasury and government agency securities	50,875	$—	50,875	—
Commercial paper	1,498	—	1,498	—
Total Assets	$380,854	$196,297	$184,557	$—
Liabilities:
Acquisition-related contingent consideration	$15,382	—	—	15,382
Total Liabilities	$15,382	$—	$—	$15,382

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$18,767	$18,767	$—	$—
Corporate debt securities	134,123	—	134,123	—
U.S. treasury and government agency securities	52,680	—	52,680	—
Total Assets	$205,570	$18,767	$186,803	$—
Liabilities:
Acquisition-related contingent consideration	$14,550	$—	$—	$14,550
Total Liabilities	$14,550	$—	$—	$14,550

With the exception of our money market funds and our acquisition-related contingent consideration, the fair value of our investments is primarily determined from independent pricing services. Independent pricing services normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analyses of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2014. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the three months ended March 31, 2014.

Contingent consideration

We are accounting for the acquisition of the MuGard Rights as a business combination under the acquisition method of accounting. Additional details regarding the Access License Agreement and the

MuGard Rights can be found in Note H. The fair value measurements of contingent consideration obligations arising from business combinations are determined using unobservable, or Level 3, inputs. These inputs include (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents a reconciliation of contingent consideration obligations related to our acquisition of the MuGard Rights measured on a recurring basis using Level 3 inputs as of March 31, 2014 (in thousands):

Balance as of December 31, 2013	$14,550
Payments made	(31)
Adjustments to fair value of contingent consideration	789
Other adjustments	74
Balance as of March 31, 2014	$15,382

During the three months ended March 31, 2014, we recorded $0.8 million in expense related to the increase in fair value of the contingent consideration liability. This expense principally represents the time value of money impact of the contingent consideration fair value assessment as of March 31, 2014 and is included in selling, general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2014, we estimate that the undiscounted royalty amounts we could pay under the Access License Agreement may range from $28.0 million to $34.0 million over a ten year period, which is our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived. This measure is based on significant Level 3 inputs not observable in the market. Key assumptions include a discount rate of approximately 15%. We have classified $1.3 million of the contingent consideration as a short-term liability, which was included in accrued expenses in our condensed consolidated balance sheet as of March 31, 2014.

Debt

In February 2014, we issued $200.0 million of 2.5% convertible senior notes due February 15, 2019, or the Convertible Notes. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The fair value of our Convertible Notes, which differs from their carrying values, is influenced by interest rates and our stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading, which are Level 2 inputs. The estimated fair value of the Convertible Notes at March 31, 2014 was $161.8 million. In addition, in connection with the pricing of the Convertible Notes, we entered into convertible bond hedge transactions, or convertible bond hedges, and separate warrant transactions, or warrants, as discussed in more detail in Note P, “Debt.” The carrying value of long-term debt approximated fair value at March 31, 2014 due to the recent issuance of the Convertible Notes.

E.           Accounts Receivable, Net

Our net accounts receivable were $10.1 million and $6.8 million as of March 31, 2014 and December 31, 2013, respectively, and primarily represented amounts due from wholesalers and distributors to whom we sell Feraheme directly. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts.

Customers which represented greater than 10% of our accounts receivable balances as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
AmerisourceBergen Drug Corporation	52%	49%
McKesson Corporation	27%	27%
Cardinal Health, Inc.	15%	16%

F.             Inventories

Our major classes of inventories were as follows as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$4,116	$3,157
Work in process	8,929	8,322
Finished goods	7,759	5,738
Total inventories	$20,804	$17,217

During the three months ended March 31, 2014, we expensed $1.1 million of commercial inventory, which we determined would be solely used in manufacturing process and development activities at our third-party suppliers, which we have recorded in research and development expenses. In addition, we expensed $0.3 million of commercial inventory deemed no longer saleable, which we have recorded in cost of goods sold.

G.           Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013

Furniture and fixtures	$1,489	$1,536
Leasehold improvements	430	430
Laboratory and production equipment	493	376
	2,412	2,342
Less - accumulated depreciation	(575)	(496)
Property and equipment, net	$1,837	$1,846

H.           Business Combination

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

In consideration for the license, we paid Access an upfront payment of $3.3 million in June 2013. We are required to pay royalties to Access on future net sales of MuGard until the later of (a) the expiration of the licensed patents or (b) the tenth anniversary of the first commercial sale of MuGard under the Access License Agreement in the U.S. Territory, or the Royalty Term. These tiered, double-digit royalty rates decrease for any part of the Royalty Term occurring after the expiration of the licensed patents and are subject to off-set against certain of our expenses. After the expiration of the Royalty Term, the license shall become a fully paid-up, royalty-free and perpetual license in the U.S. Territory. In addition to making an upfront payment of $3.3 million, we also acquired $0.2 million of existing MuGard inventory from Access, which was included in our condensed consolidated balance sheet as of the Acquisition Date.

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

Transaction costs are not included as a component of consideration transferred and are expensed as incurred. We incurred approximately $0.8 million of acquisition-related costs in the second quarter of 2013. These costs were primarily related to professional and legal fees and are included in selling, general and administrative expenses in our condensed consolidated statements of operations for the second quarter of 2013.

I.                   Intangible Assets, Net

In June 2013, we acquired the MuGard Rights from Access and recorded $16.9 million to finite-lived intangible assets based on the estimated fair value of the MuGard Rights as of the Acquisition Date.

We will amortize the MuGard Rights using an economic consumption model over ten years, which represents our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived. We believe this is the best approximation of the period over which we will derive the majority of value of the MuGard Rights. We recorded less than $0.1 million of amortization related to the MuGard Rights in cost of product sales in our condensed consolidated statements of operations for the three months ended March 31, 2014 and as a result, our intangible asset related to the MuGard Rights was $16.8 million as of March 31, 2014.

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

J.                 Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three months ended March 31, 2014 and 2013, we did not recognize any tax expense or benefit due to our continued net operating loss position. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

The interest expense related to the Convertible Notes is deductible for income tax purposes, subject to certain limitations.

K.           Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning Balance	$(3,491)	$(3,247)
Other comprehensive income (loss) before reclassifications	77	(87)
Gain (loss) reclassified from other accumulated comprehensive loss	—	(6)
Ending Balance	$(3,414)	$(3,340)

The amounts reclassified from other comprehensive loss for the three months ended March 31, 2014, primarily represented realized gains on investments, which are included in our condensed consolidated statement of operations under “Gains on investments, net.”

L.            Net Loss per Share

We compute basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period.

In February 2014, in connection with the issuance of the Convertible Notes, we entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments we are required to make upon conversion of the Convertible Notes. See Note P, “Debt,” for additional information. As we have a choice to settle the conversion obligation under the Convertible Notes in cash, shares or any combination of the two, we have determined that we intend to settle the accreted principal value of the Convertible Notes in cash and the excess conversion premium in shares. While the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method, the accreted principal value of the Convertible Notes will not be included in the calculation of diluted income per share, as we intend to settle this in cash.

The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net loss	$(7,102)	$(3,895)
Weighted average common shares outstanding	21,824	21,544
Net loss per share:
Basic and diluted	$(0.33)	$(0.18)

The following table sets forth the potential common shares issuable upon the exercise of outstanding options, the vesting of RSUs and warrants (prior to consideration of the treasury stock method), which were excluded from our computation of diluted net loss per share because such instruments were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Options to purchase shares of common stock	3,335	2,750
Shares of common stock issuable upon the vesting of restricted stock units	481	510
Warrants	7,382	—
Total	11,198	3,260

We have determined that we have the intent and ability to settle the debt component of the Convertible Notes in cash and the excess conversion spread in shares. Therefore, the effect of the Convertible Notes reflected in diluted earnings per share is limited to the conversion premium, which is reflected in the calculation of diluted earnings per share as if it were a freestanding written call option on our shares. During the three months ended March 31, 2014, the weighted average common stock price was below the conversion price of the Convertible Notes.

The dilutive effect of the stock options, RSUs, and warrants is calculated using the treasury stock method. During the three months ended March 31, 2014, the warrants were excluded from diluted shares outstanding because the weighted average common stock price was below the exercise price.

M.            Equity-Based Compensation

We currently maintain two equity compensation plans, including our Third Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, and our Amended and Restated 2000 Stock Plan, or the 2000 Plan. During the three months ended March 31, 2014, we also granted equity to certain newly hired executive officers through inducement grants outside of these plans.

Third Amended and Restated 2007 Equity Incentive Plan

Our 2007 Plan was originally approved by our stockholders in November 2007. In each of May 2009, May 2010, and May 2013 our stockholders approved proposals to amend and restate our 2007 Plan to,

among other things, increase the number of shares authorized for issuance thereunder by 600,000, 800,000 and 1,100,000 shares, respectively.

As of March 31, 2014, we have granted options and RSUs covering 7,076,175 shares of common stock under our 2007 Plan, of which 2,712,957 stock options and 661,811 RSUs have expired or terminated, and of which 210,524 options have been exercised and 500,871 shares of common stock have been issued pursuant to RSUs that became fully vested. The number of options and RSUs outstanding under this plan as of March 31, 2014, was 2,684,438 and 305,574, respectively. The remaining number of shares available for future grants as of March 31, 2014 was 1,514,760, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise. All outstanding stock options granted under our 2007 Plan have an exercise price equal to the closing price of a share of our common stock on the grant date and have either a seven or ten-year term.

Amended and Restated 2000 Stock Plan

Our 2000 Plan provided for the grant of options and other equity-based awards to our directors, officers, employees and consultants. The terms and conditions of each such grant, including, but not limited to, the number of shares, the exercise price, term of the option/award and vesting requirements, were determined by our Board or the Compensation Committee of our Board. As of March 31, 2014, we have granted stock options and RSUs covering 2,182,700 shares of common stock under the 2000 Plan, of which 984,339 stock options and 1,500 RSUs have expired or terminated, and of which 1,052,045 stock options have been exercised and 42,500 shares of common stock have been issued pursuant to RSUs that became fully vested. The remaining number of shares underlying outstanding stock options which were issued pursuant to our 2000 Plan as of March 31, 2014, was 102,316. There were no remaining restricted RSUs which were issued pursuant to our 2000 Plan as of March 31, 2014. All outstanding stock options granted under the 2000 Plan have an exercise price equal to the closing price of our common stock on the grant date and have a ten year term. In November 2007, the 2000 Plan was succeeded by our 2007 Plan and, accordingly, no further grants may be made under this plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

Other Equity Compensation Grants

During the three months ended March 31, 2014, our Board granted options to purchase 90,000 shares of our common stock to certain members of our senior management to induce them to accept employment with us. These options were granted at an exercise price equal to the fair market value of a share of our common stock on the respective grant dates. The options will be exercisable in four equal annual installments beginning on the first anniversary of the respective grant dates. In addition, during the three months ended March 31, 2014, our Board granted 35,000 RSUs to certain members of our senior management to induce them to accept employment with us. These grants will vest in four equal annual installments beginning on the first anniversary of the respective grant dates. The foregoing grants were made pursuant to inducement grants outside of our 2007 Plan as permitted under the NASDAQ Global Market rules. We assessed the terms of these awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied.

Equity-based compensation expense

Equity-based compensation expense for the three months ended March 31, 2014 and 2013, consisted of the following (in thousands):

	Three Months Ended March 31
	2014	2013
Cost of product sales	$28	$23
Research and development	449	932
Selling, general and administrative	1,453	1,328
Total equity-based compensation expense	$1,930	$2,283

We reduce the compensation expense being recognized to account for estimated forfeitures, which we estimate based primarily on historical experience, adjusted for unusual events such as corporate restructurings, which may result in higher than expected turnover and forfeitures. Under current accounting guidance, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

N.               Commitments and Contingencies

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

A purported class action complaint was originally filed on March 18, 2010 in the U.S. District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Chief Financial Officer, the then-members of our Board, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged omissions in a registration statement filed in January 2010. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11 and 15, 2011, respectively, the District Court issued an Opinion and Order dismissing the SAC with prejudice for failure to state a claim upon which relief could be granted. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit, or the Court of Appeals. The Court of Appeals heard oral argument on May 11, 2012. On February 4, 2013, the Court of Appeals affirmed in part and reversed in part the District Court’s Opinion and Order and remanded the case to the District Court. On February 19, 2013, we filed a Petition for Panel Rehearing and Rehearing En Banc, which was denied on March 15, 2013. On March 22, 2013, we filed a Motion to Stay the Mandate remanding the case to the District Court pending review by the U.S. Supreme Court of the Court of Appeals’ February 4, 2013 decision. The Court of Appeals granted the Motion to Stay the Mandate on April 8, 2013. On June 13, 2013, we filed a Petition for a Writ of Certiorari, or the Petition, with the U.S. Supreme Court seeking review of the Court of Appeal’s decision and to have that decision overturned. On October 7, 2013 the U.S. Supreme Court denied our Petition, resulting in the case’s return to the District Court for further proceedings relative to the SAC’s surviving claims. On November 6, 2013, we filed a renewed Motion to Dismiss the SAC’s surviving claims. On December 6, 2013, the plaintiffs filed a brief in opposition to our Motion to Dismiss and we filed a reply brief in support of our Motion on December 27, 2013. On April 7, 2014, the District Court denied our renewed Motion to Dismiss. A status conference is scheduled for May 14, 2014. We are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with this matter, if any, and have therefore not recorded any potential estimated liability as we do not believe that such a liability is probable nor do we believe that a range of loss is currently estimable.

In July 2010, Sandoz GmbH, or Sandoz, filed with the European Patent Office, or the EPO, an opposition to a previously issued patent which covers ferumoxytol in EU jurisdictions. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked this patent. In December 2012, our notice of appeal of that decision was recorded with the EPO, which also suspended the revocation of our patent. On May 13, 2013, we filed a statement of grounds of appeal and on September 27, 2013, Sandoz filed a response to that statement. We filed a reply to that response on March 17, 2014. We will continue to defend the validity of this patent throughout the appeals process, which we expect to take two to three years. However, in the event that we do not experience a successful outcome from the appeals process, under EU regulations ferumoxytol would still be entitled to eight years of data protection and ten years of market exclusivity from the date of approval, which we believe would create barriers to entry for any generic version of ferumoxytol into the EU market until sometime between 2020 and 2022. This decision had no impact on our revenues for the three months ended March 31, 2014. However, any future unfavorable outcome in this matter could negatively affect the magnitude and timing of future revenues, including royalties and milestone payments we may receive from Takeda pursuant to our collaboration agreement with Takeda. We do not expect to incur any related liability regardless of the outcome of the appeal and therefore have not recorded any liability as of March 31, 2014. We continue to believe the patent is valid and intend to vigorously appeal the decision.

We may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us at March 31, 2014. We expense legal costs as they are incurred.

O.           Collaborative Agreements

Our commercial strategy includes the formation of collaborations with other pharmaceutical companies to facilitate the sale and distribution of Feraheme/Rienso, primarily outside of the U.S., as well as expanding our portfolio through the in-license or purchase of additional specialty pharmaceutical products.

Takeda

In March 2010, we entered into the Takeda Agreement with Takeda under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, certain Asia-Pacific countries (excluding Japan, China and Taiwan), the Commonwealth of Independent States, Canada, India and Turkey. In June 2012, we entered into an amendment to the Takeda Agreement, or the Amended Takeda Agreement, which removed the Commonwealth of Independent States from the territories under which Takeda has the exclusive rights to develop and commercialize Feraheme/Rienso. In addition, the Amended Takeda Agreement modified the timing and pricing arrangements for a supply agreement to be entered into between us and Takeda, and which was entered into in February 2014 and discussed below, the terms related to primary and secondary manufacturing for drug substance and drug product, certain patent-related provisions, and the re-allocation of certain of the agreed-upon milestone payments. We analyzed the Amended Takeda Agreement and determined that the amended terms did not result in a material modification of the original Takeda Agreement (and thus did not require us to change our accounting model) because (a) there were no changes to the deliverables under the original Takeda Agreement as a result of the amendment, and (b) the change in arrangement consideration as a result of the amendment was not quantitatively material in relation to the total arrangement consideration.

In connection with the execution of the original Takeda Agreement, we received a $60.0 million upfront payment from Takeda in April 2010, which we recorded as deferred revenue, as well as approximately $1.0 million reimbursed to us during 2010 for certain expenses incurred prior to entering the agreement, which we considered an additional upfront payment. Because we cannot reasonably estimate the total level of effort required to complete the obligations under the combined deliverable, we are recognizing the entire $60.0 million upfront payment, the $1.0 million reimbursed to us in 2010, as well as any non-substantive milestone payments that are achieved into revenues on a straight-line basis over a period of ten years from March 31, 2010, the date on which we originally entered the Takeda Agreement, which represents the then-current patent life of Feraheme/Rienso and our best estimate of the period over which we will substantively perform our obligations. We continue to believe that the then-current patent life of Feraheme/Rienso is our best estimate of the period over which we will substantively perform our obligations under this agreement.

In addition, the remaining milestone payments we may be entitled to receive under the Amended Takeda Agreement could over time equal up to $186.0 million. For any milestone payments we may receive based upon the approval by certain regulatory agencies, we have determined that these will be deemed substantive milestones and, therefore, will be accounted for as revenue in the period in which they are achieved. We have also determined that any non-substantive milestone payments will be accounted for in accordance with our revenue attribution method for the upfront payment, as described above. During the three months ended March 31, 2014, we recorded $2.0 million in revenues associated with the amortization of the upfront payments in license fee and other collaboration revenues in our condensed consolidated statement of operations. Any potential non-substantive milestone payments that may be received in the future will be recognized as revenue on a cumulative catch up basis when they become due and payable.

Under the terms of the Amended Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs associated with carrying out our regulatory and clinical research activities under the collaboration agreement. Because we are acting as the principal in carrying out these services, any reimbursement payments received from Takeda are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations to match the costs that we incur during the period in which we perform those services. We recorded $0.1 million and less than $0.1 million for the three months ended March 31, 2014 and 2013, respectively, associated with other reimbursement revenues received from Takeda.

At the time of shipment, we defer recognition of all revenue for Feraheme/Rienso sold to Takeda in our condensed consolidated balance sheets. We recognize revenues from product sales to Takeda, the related cost of goods sold, and any royalty revenues due from Takeda, in our condensed consolidated statement of operations at the time Takeda reports to us that sales have been made its customers. During the three months ended March 31, 2014, we recognized $0.2 million in product sales and royalty revenue related to the Amended Takeda Agreement and we have included this revenue in other product sales and royalties in our condensed consolidated statement of operations. As of March 31, 2014, we had approximately $2.3 million in deferred revenue related to product shipped to Takeda but not yet sold through to Takeda’s customers, of which $1.2 million was classified as short-term and $1.1 million was classified as long-term. In addition, we had $2.2 million in deferred cost of product sales, of which $1.1 million was classified as short-term and $1.1 million was classified as long-term. These deferred revenue and deferred cost of product sales are recorded in our condensed consolidated balance sheet as of March 31, 2014.

In February 2014, we entered into a Supply Agreement with Takeda pursuant to which we will sell Feraheme to Takeda, to meet Takeda’s requirements for commercial use of Feraheme in the Licensed Territory. Under the Supply Agreement, Takeda is obligated to periodically provide us with demand forecasts of Takeda’s future Feraheme requirements, which will direct the forecasting and ordering process as well as our supply obligations. Takeda may order Feraheme for commercial use in excess of the forecasts, which we will use commercially reasonable efforts to supply. In addition, the Supply Agreement provides the minimum quantity of Feraheme that shall be ordered in each purchase order for commercial supply. Takeda shall have the right to use the Feraheme ordered under the Supply Agreement for clinical use, provided that the product be subject to all of the terms of the Supply Agreement, including commercial specifications. Takeda shall be solely responsible for labeling and packaging vials of the product in accordance with the terms of the Supply Agreement and the Amended Takeda Agreement. If we are unable, for any reason beyond our reasonable control (including an unanticipated increase in demand beyond the production capacity of the manufacturing sites), to supply sufficient quantities of Feraheme, we agree to promptly establish an allocation procedure with respect to the available supply of Feraheme for the Licensed Territory and outside the Licensed Territory. Takeda may obtain Feraheme from a designated second source established by us if necessary to meet increased demand, or upon the occurrence of certain defined insolvency events. If we are unable to perform its supply obligations under the Supply Agreement after a negotiated period of time following an insolvency event, Takeda can seek permanent alternative supply sources and the parties’ supply and purchase obligations under the Supply Agreement will terminate. The Supply Agreement provides that it will otherwise remain in place for the duration of the Amended Takeda Agreement.

The Supply Agreement provides pricing terms and also provides that Takeda will reimburse us for certain capital expenditures and shall pay us a per-vial manufacturing fee. In addition, the Supply Agreement specifies cost-sharing arrangements relating to future process changes or improvements to the manufacturing process for Feraheme. We generally agree to indemnify Takeda and its affiliates for damages resulting from the willful misconduct or gross negligence by us or a designated second source with respect to the manufacture of Feraheme, or resulting from our breach of the Supply Agreement. Takeda generally agrees to indemnify us, our affiliates and any designated second source for damages resulting with respect to the manufacture of Feraheme by Takeda or its affiliates, or resulting from Takeda’s breach of the Supply Agreement. The Supply Agreement includes quality control and testing terms, representations and warranties of the parties and other provisions customary for an agreement of this type.

3SBio, Inc.

In 2008, we entered into a Collaboration and Exclusive License Agreement with 3SBio Inc., or 3SBio, for the development and commercialization of Feraheme as an IV iron replacement therapeutic agent in China. In consideration of the grant of the license, we received an upfront payment of $1.0 million. In late January 2014, we mutually terminated the agreement with 3SBio, effective immediately, due to the fact that, despite the best efforts of the parties, regulatory approval in China could not be obtained within the agreed upon time period. During the three months ended March 31, 2014, we recognized the $1.0 million upfront payment into revenue as we have no future continuing obligations and have included it in license fee and other collaboration revenues in our condensed consolidated statements of operations.

Access

Please refer to Note H, “Business Combinations,” for a detailed description of the Access License Agreement.

P.             Debt

2.5% Convertible Notes

On February 14, 2014, we issued $200.0 million aggregate principal amount of Convertible Notes, which includes $25.0 million principal amount of Convertible Notes issued pursuant to the full exercise of an over-allotment option granted to the underwriters in the offering. We received net proceeds of $193.3 million from the sale of the Convertible Notes, after deducting fees and expenses of $6.7 million. We used $14.1 million of the net proceeds from the sale of the Convertible Notes to pay the cost of the convertible bond hedges, as described below (after such cost was partially offset by the proceeds to us from the sale of warrants in the warrant transactions described below).

The Convertible Notes are governed by the terms of an indenture between us, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes will mature on February 15, 2019, unless earlier repurchased or converted. The Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at an initial conversion rate of approximately 36.9079 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to an initial conversion price of approximately $27.09 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $20.07 on February 11, 2014, the date the notes offering was priced.

The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends. At any time prior to the close of business on the business day immediately preceding May 15, 2018, holders may convert their Convertible Notes at their option only under the following circumstances:

(1)         during any calendar quarter commencing after the calendar quarter ended on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(2)         during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

(3)         upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

If a make-whole fundamental change, as described in the indenture, occurs and a holder elects to convert its Convertible Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as described in the indenture.

We may not redeem the Convertible Notes prior to the maturity date and no “sinking fund” is provided for the Convertible Notes, which means that we are not required to periodically redeem or retire the Convertible Notes. Upon the occurrence of certain fundamental changes involving us, holders of the

Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest.

The indenture does not contain any financial or maintenance covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving us) occurs and is continuing, the Trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by written notice to us and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving us, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes will become due and payable automatically. Notwithstanding the foregoing, the indenture provides that, to the extent we elect and for up to 270 days, the sole remedy for an event of default relating to certain failures by us to comply with certain reporting covenants in the indenture consists exclusively of the right to receive additional interest on the Convertible Notes.

In accordance with accounting guidance for debt with conversion and other options, we separately account for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to our ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at our option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected our non-convertible debt borrowing rate for similar debt. The equity component of the Convertible Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount, or debt discount, is amortized to interest expense using the effective interest method over five years, or the life of the Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

Our outstanding convertible note balances as of March 31, 2014 consisted of the following:

March 31, 2014
Liability component:
Principal	$200,000
Less: debt discount, net	(37,439)
Net carrying amount	$162,561
Equity component	$38,188

In connection with the issuance of the Convertible Notes, we incurred approximately $6.7 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total $6.7 million of debt issuance costs, $1.3 million were allocated to the equity component and recorded as a reduction to additional paid-in capital and $5.4 million were allocated to the liability component and recorded as assets on the balance sheet. The portion allocated to the liability component is amortized to interest expense over the expected life of the Convertible Notes using the effective interest method.

We determined the expected life of the debt was equal to the five year term on the Convertible Notes. As of March 31, 2014, the carrying value of the Convertible Notes was $162.6 million and approximated their fair value due to the recent issuance of such Convertible Notes. The effective interest rate on the liability component was 7.23% for the period from the date of issuance through March 31, 2014. The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2014 (in thousands):

March 31, 2014
Contractual interest expense	$625
Amortization of debt issuance costs	102
Amortization of debt discount	749
Total interest expense	$1,476

Convertible Bond Hedge and Warrant Transactions

In connection with the pricing of the Convertible Notes and in order to reduce the potential dilution to our common stock and/or offset cash payments due upon conversion of the Convertible Notes, on February 11, 2014 and February 13, 2014, we entered into convertible bond hedge transactions covering approximately 7.4 million shares of our common stock underlying the $200.0 million aggregate principal amount of the Convertible Notes, including the exercise of the over-allotment option, with JPMorgan Chase Bank, National Association, London Branch, Morgan Stanley & Co. International plc and Royal Bank of Canada, or together the Call Spread Counterparties. The convertible bond hedges have an exercise price of approximately $27.09 per share, subject to adjustment upon certain events, and are exercisable when and if the Convertible Notes are converted. If upon conversion of the Convertible Notes, the price of our common stock is above the exercise price of the convertible bond hedges, the Call Spread Counterparties will deliver shares of our common stock and/or cash with an aggregate value approximately equal to the difference between the price of our common stock at the conversion date and the exercise price, multiplied by the number of shares of our common stock related to the convertible bond hedges being exercised. The convertible bond hedges are separate transactions entered into by us and are not part of the terms of the Convertible Notes or the warrants, discussed below. Holders of the Convertible Notes will not have any rights with respect to the convertible bond hedges. We paid $39.8 million for these convertible bond hedges and recorded this amount as a reduction to additional paid-in capital, net of tax.

At the same time, we also entered into separate warrant transactions with each of the Call Spread Counterparties relating to, in the aggregate, approximately 7.4 million shares of our common stock underlying the $200.0 million aggregate principal amount of the Convertible Notes, including the exercise of the over-allotment option. The initial exercise price of the warrants is $34.12 per share, subject to adjustment upon certain events, which is 70% above the last reported sale price of our common stock of $20.07 on February 11, 2014. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock, as measured under the terms of the warrants, exceeds the applicable exercise price of the warrants. The warrants were issued to the Call Spread Counterparties pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act. We received $25.7 million for these warrants and recorded this amount to additional paid-in capital.

Aside from the initial payment of a $39.8 million premium to the Call Spread Counterparties under the convertible bond hedges, which amount is partially offset by the receipt of a $25.7 million premium under the warrants, we are not required to make any cash payments to the Call Spread Counterparties under the convertible bond hedges and will not receive any proceeds if the warrants are exercised.

Q.           Stockholders’ Equity

In connection with the pricing of the Convertible Notes, on February 11, 2014, we and American Stock Transfer & Trust Company, LLC, or the Rights Agent, entered into an amendment, or the Amendment, to the Rights Agreement, dated as of September 4, 2009, between us and the Rights Agent. The Amendment, among other things, provides that, notwithstanding anything in the Rights Agreement to the contrary, each Call Spread Counterparty shall be deemed not to beneficially own any common shares underlying, or synthetically owned pursuant to, any Warrant held by such Call Spread Counterparty, any common shares held by such Call Spread Counterparty (or any affiliate thereof) to hedge its exposure with respect to the convertible bond hedges and warrants, any common shares underlying, or synthetically owned pursuant to, any Derivative Securities (as such term is defined in the Rights Agreement), including the Convertible Notes, held, or entered into, by such Call Spread Counterparty (or any affiliate thereof) to hedge its exposure with respect to the convertible bond hedges and warrants or any Convertible Notes held by such Call Spread Counterparty (or any affiliate thereof) in its capacity as underwriter in the notes offering.

Total stockholders’ equity increased $18.7 million compared to December 31, 2013. This increase was primarily driven by $38.2 million allocated to the equity portion of our Convertible Notes, as described in Note P, “Debt,” and $1.9 million in stock-based compensation expense. These increases were partially offset by our net loss of $7.1 million, $14.1 million paid for the cost of the convertible bond hedges, net of the sale of warrants, and $1.3 million in debt issuance costs that were allocated to the equity component of the Convertible Notes, also described further in Note P.

R.                                    Recently Issued and Proposed Accounting Pronouncements

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, or our Annual Report.

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

Examples of forward-looking statements contained in this report include, among others, statements regarding the following: our plan to grow Feraheme in the U.S. chronic kidney disease market and through international expansion, IV iron market expansion and potential label expansion; the expansion of our portfolio through the in-license or purchase of additional specialty pharmaceutical products and companies; expectations regarding our supplemental New Drug Application for Feraheme and our plans for addressing the complete response letter from the FDA and the path forward for Feraheme in the broad IDA patient population; the timing of the opinion of the European Medicines Agency and the related decision by the European Commission regarding Takeda Pharmaceutical Company Limited’s application for Type II Variation of the marketing authorization for Rienso in the EU; our expectations regarding the timing for enrollment in and commencement of our pediatric studies and a post-approval trial to assess the safety and efficacy of repeat doses of Feraheme for the treatment of iron deficiency anemia; our expectation of costs to be incurred in connection with and revenue sources to fund our future operations; our expectation for the patient population for Feraheme in the U.S.; our expectations regarding the success of our collaboration with Takeda Pharmaceutical Company Limited, including any potential milestone payments, product sales or royalties we may receive; our expectations regarding the manufacture of all Feraheme/Rienso drug substance and drug product at our third-party manufacturers; our expectations regarding customer returns and other revenue-related reserves and accruals; variations of the labeling and other elements of the marketing authorization for Rienso in the EU that may be expected as a result of the review by the EMA Committee for Medicinal Products for Human Use of IV iron-containing medications used to treat iron deficiency anemia; our expectations regarding the validity of our European ferumoxytol patent and timing of the appeals process; our expectations regarding government regulations, including the Branded Drug Fee under the Health Care Reform Act and the Medicare reimbursement rate for Feraheme and estimates for Medicaid rebates; our expectations regarding our license fee and other collaboration revenues; expected customer mix and utilization rates; the impact of volume rebates and other incentives; provider purchase patterns and use of competitive products; expectations regarding MuGard and our license arrangement with Access Pharmaceuticals, Inc.; the valuation of certain intangible assets, contingent consideration, debt and other assets and liabilities, including our methodology and assumptions regarding fair value measurements; our gross-to-net sales adjustments; our expectations regarding competitive pressures and the impact on growth in our product sales; our Citizen Petition; our expectations for product sales and fluctuations in net revenue per gram of Feraheme and our costs of product sales as a percentage of net product sales and royalties, our research and development expenses, external expenses and the timing of our planned research and development projects, and selling, general and administrative expenses; expectations for our debt, including the Convertible Notes and use of proceeds; our belief regarding the potential impact of the adoption of newly issued and future accounting guidance on our financial statements; our expectations for our cash, cash equivalents and investments balances and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.

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

Overview

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a specialty pharmaceutical company that markets Feraheme® (ferumoxytol) Injection for Intravenous, or IV, use to treat iron deficiency anemia, or IDA, in adult patients with chronic kidney disease, or CKD, and MuGard® Mucoadhesive Oral Wound Rinse for the management of oral mucositis. Along with driving organic growth of our products, we intend to expand our portfolio with additional commercial-stage specialty products. Our primary goal is to bring to market therapies that provide clear benefits and improve patients’ lives.

Currently, our principal source of revenue is from the sale of Feraheme, which was approved for marketing in the U.S. in June 2009 by the U.S. Food and Drug Administration, or the FDA, for use as an

IV iron replacement therapy for the treatment of IDA in adult patients with CKD. We began selling Feraheme in the U.S. in July 2009 through our own commercial organization, including a specialty sales force. We sell Feraheme to authorized wholesalers and specialty distributors, who in turn, sell Feraheme to healthcare providers who administer Feraheme primarily within hospitals, hematology and oncology centers, and nephrology clinics. We are working to continue to grow Feraheme in the U.S. CKD market and to drive additional growth of Feraheme through international expansion, IV iron market expansion and potential label expansion. We are also focusing a portion of our efforts on marketing and selling MuGard in the U.S.

Portfolio Expansion

To further build our business, we intend to continue to expand our portfolio through the in-license or purchase of additional specialty pharmaceutical products or companies. In particular, we are seeking complementary products that will leverage our commercial infrastructure and focus on hematology and oncology centers, hospital infusion centers or other sites of care where IV iron is administered or where IDA patients are diagnosed or treated. We are also evaluating products in other strategic areas of interest, such as gastroenterology or rheumatology. Since patients within these specialties have high rates of co-morbid IDA, these new call points could be synergistic with the potential label expansion of Feraheme, if regulatory approval is obtained. In addition, we are contemplating transactions that would be financially beneficial to us, by providing an additional revenue stream from products that are approved for one or more indication, but that would be accretive to earnings and allow us to eliminate duplicative infrastructure, and potentially optimize after-tax cash flows. Finally, we may opportunistically look at commercial products in other indications or products that we believe entail lower-risk late stage development.

As an example of a product acquisition with a synergistic call point to Feraheme, in June 2013, we entered into a License Agreement with Access Pharmaceuticals, Inc., or Access, under which we acquired the U.S. commercial rights to MuGard, or the Access License Agreement. MuGard was launched in the U.S. by Access in 2010 after receiving 510(k) clearance from the FDA and is indicated for the management of oral mucositis/stomatitis (that may be caused by radiotherapy and/or chemotherapy) and all types of oral wounds (mouth sores and injuries), including aphthous ulcers/canker sores and traumatic ulcers, such as those caused by oral surgery or ill-fitting dentures or braces. Under the Access License Agreement, we obtained an exclusive, royalty-bearing license, with the right to grant sublicenses, to certain intellectual property rights, including know-how, patents and trademarks, to use, import, offer for sale, sell, manufacture and commercialize MuGard in the U.S. and its territories, or the U.S. Territory, for the management of all diseases or conditions of the oropharyngeal cavity, including mucositis, or the MuGard Rights. We sell MuGard to wholesalers and specialty and retail pharmacies. See Note H, “Business Combination,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Access License Agreement and the MuGard Rights.

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

On January 21, 2014, we received a complete response letter from the FDA for the sNDA informing us that our sNDA could not be approved in its present form and stating that we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for the proposed broader indication. The FDA indicated that its decision was based on the cumulative ferumoxytol data, including the global Phase III IDA program and global post-marketing safety reports for the currently indicated CKD patient population. The FDA suggested, among other things, that we submit additional clinical trial data in the proposed broad IDA patient population with a primary composite safety endpoint of serious hypersensitivity/anaphylaxis, cardiovascular events and death, events that are included in the labels of Feraheme and other IV irons and that have been reported in the post-marketing environment for Feraheme. Additionally, the FDA proposed potentially evaluating alternative dosing and/or administration of Feraheme as well as potential additions to labeling that would be intended to reduce the risk of serious hypersensitivity reactions associated with Feraheme. We are in the process of developing a proposal that we believe would be responsive to the points raised in the complete response letter, including proposed additions to labeling on our current CKD indication, and that we determine would be economically viable. Once we have finalized our proposal we plan to (a) meet with FDA to discuss our proposal and explore the range of possible approaches to the points raised in the complete response letter (currently expected to be scheduled in mid-2014); and (b) assess the FDA’s feedback on our proposal and make a final determination on a possible program that would adequately address the FDA’s concerns. Until we have further discussions with the FDA and receive its input, we cannot predict the path forward, if any, for Feraheme in the broad IDA patient population, including the related timing and cost of any clinical trials.

International Expansion of Ferumoxytol

Outside of the U.S., ferumoxytol has been granted marketing approval in Canada, Switzerland and the European Union, or EU, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with CKD. The marketing authorization granted in the EU is valid in the 28 EU Member States as well as in Iceland, Liechtenstein and Norway. The trade name for ferumoxytol in Canada is Feraheme and in the EU and Switzerland it is Rienso® 30mg/ml solution for Injection. The EU competent authorities, and recently Canadian regulatory authorities, have implemented class labeling including stronger safety warnings for IV iron products, such as Feraheme/Rienso. Under our amended agreement with Takeda Pharmaceutical Company Limited, or Takeda, discussed below, Takeda has an exclusive license to market and sell ferumoxytol in Canada, the EU and Switzerland, as well as certain other geographic territories.

In June 2013, Takeda filed an application for Type II Variation of the marketing authorization for Rienso in the EU, which is the EU equivalent of a U.S. sNDA, with the European Medicines Agency, or EMA, seeking marketing authorization for an additional therapeutic indication for Rienso for the treatment of IDA in adult patients. Takeda currently expects an opinion from the EMA’s Committee for Medicinal Products for Human Use, or CHMP, in the second quarter of 2014. The related ratification of the CHMP opinion by the EMA would then be expected in the third quarter of 2014. If the CHMP issues a positive opinion for Rienso for the treatment of IDA generally without limit to a specific patient population or sub-population and the European Commission adopts a decision approving this variation, we expect that a significant milestone payment from Takeda will become payable. In addition, in October 2013, Takeda filed a Supplemental New Drug Submission, or sNDS, with Health Canada seeking marketing approval for Feraheme for the treatment of IDA in a broad range of patients.

Takeda Collaboration

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, which was amended in June 2012, or the Amended Takeda Agreement, with Takeda under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, certain Asia-Pacific countries (excluding Japan, China and Taiwan), Canada, India and Turkey. In February 2014, we entered into the supply agreement with Takeda, which provides the terms under which we will sell Feraheme to Takeda in order for Takeda to meet its requirements for commercial use of Feraheme in its licensed territories. The Takeda Agreement and related Supply Agreement are discussed in further detail in Note O, “Collaborative Agreements,”  to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Convertible Notes Offering

To help facilitate the activities described above, in February 2014, we issued $200.0 million of

2.5% convertible senior notes due February 15, 2019, or the Convertible Notes. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The initial conversion rate is 36.9079 shares of our common stock per $1,000 principal amount of the Convertible Notes, which corresponds to an initial conversion price of approximately $27.09 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $20.07 on February 11, 2014, the date the Convertible Notes offering was priced. In addition, in connection with the pricing of the Convertible Notes and in order to reduce the potential dilution to our common stock and/or offset cash payments due upon conversion of the Convertible Notes, we also entered into convertible bond hedge and warrant transactions in February 2014. The initial exercise price of the warrants is $34.12 per share, subject to adjustment upon certain events, which is 70% above the last reported sale price of our common stock of $20.07 on February 11, 2014. Please refer to Note P, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Convertible Notes and the bond hedge and warrant transactions.

Results of Operations – Three Months Ended March 31, 2014 and 2013

Revenues

Total revenues for the three months ended March 31, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
U.S. Feraheme product sales, net	$17,375	$15,578	$1,797	12%
License fee and other collaboration revenues	3,120	2,003	1,117	56%
Other product sales and royalties	340	299	41	14%
Total	$20,835	$17,880	$2,955	17%

Our total revenues during the three months ended March 31, 2014 increased by $3.0 million, or 17%, as compared to the same period in 2013, primarily as the result of a $1.8 million increase in U.S. net Feraheme product sales and a $1.1 million increase in license fee revenues primarily due to the recognition of a $1.0 million upfront payment received from our former partner 3SBio, Inc., or 3SBio, as the result of the termination of our license agreement in January 2014. We have no further obligations under the agreement with 3SBio.

U.S. Feraheme Product Sales, Net

U.S. Feraheme product sales and product sales allowances and accruals for the three months ended March 31, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	Percent of gross U.S. Feraheme product sales	2013	Percent of gross U.S. Feraheme product sales	$ Change	% Change
Gross U.S. Feraheme product sales	$31,321		$25,651		$5,670	22%
Less provision for product sales allowances and accruals:
Discounts and chargebacks	10,533	34%	7,493	29%
Government and other rebates	3,187	10%	2,387	9%
Returns	226	1%	193	1%
Total	13,946	45%	10,073	39%
Net U.S. Feraheme product sales	$17,375		$15,578		$1,797	12%

Our gross U.S. Feraheme product sales increased by $5.7 million, or 22%, during the three months ended March 31, 2014 as compared to the same period in 2013. Of the $5.7 million increase, $3.8 million was due to price increases and $1.9 million was due to increased units sold. This increase was partially offset by $3.9 million of additional allowances and accruals in the first quarter of 2014. As a result, total net U.S. Feraheme product sales increased by $1.8 million, or 12%, during the three months ended March 31, 2014 as compared to the same period in 2013. We anticipate increasing competitive pressures in 2014 may lead to a slower growth rate in product sales as compared to the growth rate in 2013.

Total discounts and chargebacks for the three months ended March 31, 2014 were $10.5 million, or 34% of total gross U.S. Feraheme product sales, as compared to $7.5 million, or 29%, in the same period in 2013. The increase in total discounts and chargebacks as a percentage of total gross U.S. Feraheme product sales was related primarily to a change in our customer mix.

Total government and other rebates were $3.2 million, or 10% of total gross U.S. Feraheme product sales, in the three months ended March 31, 2014 as compared to $2.4 million, or 9%, in the three months ended March 31, 2013. The increase in total government and other rebates as a percentage of gross U.S. Feraheme product sales was related primarily to increased sales to clinics and hospitals that had volume or market share contracts with us during the first quarter of 2014 as compared to the same period in 2013 and changes in the structure of our performance rebate programs.

For further details related to our revenue recognition and related sales allowances policy, please refer to our critical accounting policies included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report and Note B to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

An analysis of the amount of, and change in, reserves for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Discounts and Chargebacks	Government and Other Rebates	Returns	Total
Balance at January 1, 2014	$2,683	$2,837	$1,962	$7,482
Current provisions relating to sales in current year	10,533	3,187	226	13,946
Payments/returns relating to sales in current year	(6,900)	(386)	—	(7,286)
Payments/returns relating to sales in prior years	(2,792)	(2,049)	(70)	(4,911)
Balance at March 31, 2014	$3,524	$3,589	$2,118	$9,231

	Discounts and Chargebacks	Government and Other Rebates	Returns	Total
Balance at January 1, 2013	$1,771	$2,430	$1,018	$5,219
Current provisions relating to sales in current year	7,493	2,387	193	10,073
Payments/returns relating to sales in current year	(6,620)	(282)	—	(6,902)
Payments/returns relating to sales in prior years	(306)	(1,470)	—	(1,776)
Balance at March 31, 2013	$2,338	$3,065	$1,211	$6,614

During the first quarter of 2014 and 2013, we implemented gross price increases for Feraheme, some portion of which were discounted back to customers under volume or market share based contracts. When portions of price increases are discounted back to customers, it can have the effect of widening the gross to net adjustment percentage while still resulting in greater net revenue per gram. In 2014, we expect discounts, chargebacks and government and other rebates to continue to increase as a percentage of gross sales due to increasing competitive pressure caused by the recent approval of Injectafer® in the U.S., our contracting and discounting strategy and the mix of business for Feraheme. As a result, we expect the average net revenue per gram for the remaining quarters of 2014 to be relatively consistent with the average net revenue per gram for the first quarter of 2014.

In addition, our results of operations, including, in particular, product sales, fluctuate from quarter to quarter due to the demand patterns of wholesalers, distributors, clinics and hospitals, the reasons for which may vary. We also have limited or no visibility into our customers’ buying decisions, which may be affected from time to time by incentives we make available to clinics, hospitals and GPOs including volume rebates. During the first quarter of 2014, our increased Feraheme product sales resulted in part from a contracting strategy that provided incentives for clinics and hospitals to have Feraheme available. We expect clinics and hospitals to continue to take advantage of such incentives in the future, which may result in uneven purchasing patterns, causing Feraheme sales to fluctuate in subsequent quarters.

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

•                  The inventory levels maintained by and purchasing cycles of Feraheme wholesalers, distributors and clinics or hospitals;

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

The Health Care Reform Act also requires pharmaceutical manufacturers to pay a prorated share of the overall Branded Drug Fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the legislation. The amount of our annual share of the Branded Drug Fee for 2014 and 2013 was less than $0.1 million and these payments were non-deductible for income tax purposes. We have included these amounts in selling, general and administrative expense in our condensed consolidated statements of operations. The amount of this annual payment could increase in future years due to both higher eligible Feraheme sales and the increasing amount of the overall fee assessed across manufacturers, but any such increases are not expected to be material to our results of operations or financial condition.

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

Further, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. Therefore, after adjustment for deductible and co-insurance, the reimbursement rate for physician-administered drugs, including Feraheme, under Medicare Part B has been reduced from average selling price, or ASP, plus 6% to ASP plus 4.3%. Because the majority of our business is through hematology/oncology clinics and out-patient hospital infusion centers, this reduction in the Medicare reimbursement payment for Feraheme may adversely impact our future revenues. Beginning in April 2013, we amended certain of our customer contracts to try to partially address the impact of sequestration on our customers and their patients. These amendments have led to increased discounts and rebates in the first quarter of 2014 as compared to the first quarter of 2013.

We were not materially impacted by recent healthcare reform legislation during the first quarter of 2014 or 2013. Presently, we have not identified any provisions that could materially impact our business but we continue to monitor future legislative developments.

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the three months ended March 31, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Deferred license fee revenues recognized from Takeda	$1,974	$1,974	$—	0%
Deferred revenues recognized from 3SBio termination	1,000	—	1,000	N/A
Reimbursement revenues from Takeda	146	29	117	>100%
Total	$3,120	$2,003	$1,117	56%

Our license fee and other collaboration revenues in the three months ended March 31, 2014 increased by $1.1 million as compared to the same period in 2013 primarily as the result of the recognition of a $1.0 million upfront payment we received from 3SBio in 2008 in connection with our license agreement, which was mutually terminated in January 2014. In each of the three months ended March 31, 2014 and 2013, we also recorded $2.0 million, of revenues associated with the amortization of the upfront payments and the milestone payments we have received since the inception of our agreement with Takeda. As of March 31, 2014, we had approximately $47.4 million remaining in deferred revenues related to the $61.0 million in upfront payments and the $18.0 million in non-substantive milestone payments received from Takeda, of which $7.9 million was classified as short-term and $39.5 million was classified as long-term.

Under the terms of the Amended Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket development costs we incur in the conduct of certain activities we manage under the agreement. Because we are acting as the principal in carrying out these activities, any reimbursement payments received from Takeda are recorded in license fee and other collaboration revenues and offset the costs that we incur during the period in which we perform those services. During the three months ended March 31, 2014 and 2013, we recorded $0.1 million and less than $0.1 million, respectively, of revenues associated with certain out-of pocket development costs in connection with the Amended Takeda Agreement.

We anticipate that, excluding the one-time recognition of the $1.0 million milestone payment from 3SBio, our license fee and other collaboration revenues will remain relatively constant in the remaining quarters of 2014 as compared to the first quarter of 2014. However, our license fees and other collaboration revenues will increase significantly if Takeda receives approval of its Type II Variation in the EU for Rienso in the indication for the treatment of IDA generally without limit to a specific patient population or sub-population to the extent that such approval triggers a significant milestone payment. There can be no assurances as to whether or when Takeda will receive such approval or the terms and scope of any approval it may receive in the EU for Rienso.

Other Product Sales and Royalties

Other product sales and royalties for the three months ended March 31, 2014 included product sales and royalties of Feraheme/Rienso from Takeda and net product sales of MuGard. Other product sales and royalties for the three months ended March 31, 2013 included product sales and royalties of Feraheme/Rienso from Takeda and product sales of GastroMARK to our licensees. For the three months ended March 31, 2014 as compared to the same period in 2013, other product sales and royalties increased by less than $0.1 million.

As of March 31, 2014, we had approximately $2.3 million in deferred revenue related to product shipped to Takeda, but not yet sold through to Takeda’s customers, of which $1.2 million was classified as short-term and $1.1 million was classified as long-term. In addition, we had $2.2 million in deferred cost of product sales, of which $1.1 million was classified as short-term and $1.1 million was classified as long-term. These deferred revenues and deferred cost of product sales are recorded in our condensed consolidated balance sheet as of March 31, 2014.

We expect other product sales and royalties to increase in the remaining quarters of 2014 as compared to first quarter of 2014 due to increased MuGard sales and increased sales and royalty revenue associated with the Amended Takeda Agreement, particularly if Takeda receives approval of its Type II Variation in the EU for Rienso for the treatment of IDA regardless of the underlying cause.

Costs and Expenses

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Cost of Product Sales	$2,837	$2,942	$(105)	-4%
Percentage of Net Product Sales and Royalties	16%	19%

Our cost of product sales are primarily comprised of costs of managing our contract manufacturers, and costs for quality assurance and quality control associated with our sales of Feraheme and MuGard in the U.S., sales of Feraheme/Rienso to Takeda. The $0.1 million decrease in our cost of product sales for the three months ended March 31, 2014 as compared to the same period in 2013 was attributable to the following factors:

•                  $0.6 million decrease due to a lower average cost per vial sold, partially offset by $0.2 million increase due to a higher volume of Feraheme vials sold in 2014; and

•                  $0.3 million increase due to a write-down of inventory that was deemed not commercially saleable in the three months ended March 31, 2014.

We expect our cost of product sales as a percentage of net product sales and royalties to remain relatively consistent for the remaining quarters of 2014 as compared to the first quarter 2014.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA in CKD patients	$1,772	$820	$952	>100%
Feraheme manufacturing process development and materials	1,632	273	1,359	>100%
Other external costs	188	704	(516)	-73%
Total	$3,592	$1,797	$1,795	100%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other expenses	2,457	2,675	(218)	-8%
Equity-based compensation expense	449	932	(483)	-52%
Total	$2,906	$3,607	$(701)	-19%

Total Research and Development Expenses	$6,498	$5,404	$1,094	20%

Total research and development expenses incurred in the three months ended March 31, 2014 increased by $1.1 million, or 20%, as compared to the same period in 2013. The increase was primarily due to a $1.8 million increase in external research and development costs in the three months ended March 31, 2014, offset by reduced internal research and development costs of $0.7 million in the three months ended March 31, 2014 as compared to the same period in 2013.

The $1.8 million, or 100%, increase in our external research and development expenses was due primarily to a $1.4 million increase in manufacturing process development and materials-related costs, including $1.1 million of commercial inventory, which we determined would be solely used in manufacturing process and development activities at our third-party suppliers. In addition, the $1.8 million increase was due to a $1.0 million increase in costs incurred associated with our CKD-related trials, partially offset by a $0.5 million decrease in costs related to our Phase III clinical development program for Feraheme to treat IDA regardless of the underlying cause and reflected in other external costs in the table above.

The $0.7 million, or 19%, decrease in our internal research and development expenses was primarily attributable to the decrease in compensation and related benefit costs and equity-based compensation expense in the three months ended March 31, 2014 as compared to the same period in 2013, primarily related to the severance and other related costs following the departure of our chief medical officer in the first quarter of 2013.

We expect research and development expenses to decrease slightly in the remaining quarters of 2014 as compared to the first quarter of 2014 primarily due to a slight decrease in development costs related to manufacturing process improvement activities, partially offset by a slight increase in expenses associated with our ongoing clinical trials to determine the safety and efficacy of repeat doses of ferumoxytol for the treatment of IDA in patients with hemodialysis-dependent CKD. In addition, research and development expenses could increase depending on the outcome of discussions with the FDA on the regulatory path forward for Feraheme in the broad IDA indication and any resulting clinical trials or development efforts that we may undertake.

Research and Development Activities

We do not track our internal costs by project since our research and development personnel work on a number of projects concurrently and much of our fixed costs benefit multiple projects or our operations in general. We track our external costs on a major project basis, in most cases through the later of the completion of the last trial in the project or the last submission of a regulatory filing to the FDA or applicable foreign regulatory body. The following major research and development project was ongoing as of March 31, 2014:

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

Through March 31, 2014, we have incurred aggregate external research and development expenses of approximately $30.0 million related to our current program for the development of Feraheme to treat IDA in CKD patients. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $20.0 to $30.0 million over the next several years.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Compensation, payroll taxes and benefits	$6,742	$6,026	$716	12%
Sales and marketing consulting, professional fees, and other expenses	3,729	2,947	782	27%
General and administrative consulting, professional fees and other expenses expenses	5,567	3,704	1,863	50%
Equity-based compensation expense	1,453	1,328	125	9%
Total	$17,491	$14,005	$3,486	25%

Total selling, general and administrative expenses incurred in the three months ended March 31, 2014 increased by $3.5 million, or 25%, as compared to the same period in 2013 for the following reasons:

•                  $0.7 million increase in compensation, payroll taxes and benefits;

•                  $0.8 million increase in sales and marketing consulting, professional fees, and other expenses primarily due to increased consulting costs related to the integration and commercialization of MuGard, which we did not have in the first quarter of 2013;

•                  $1.9 million increase in general and administrative consulting, professional fees and other expenses primarily due to $1.6 million of increased costs associated with business development, consulting and other legal-related activities in support of portfolio expansion and a $0.8 million adjustment to the fair value of our contingent consideration liability related to the MuGard Rights. These increased costs in the first quarter of 2014 were partially offset by the following decreased costs related to general and administrative consulting, professional fees and other expenses: $0.4 million of accelerated depreciation expense related to certain leasehold improvements and furniture and fixtures associated with our prior office facility during the first quarter of 2013 and $0.2 million of costs related to the closure of our Cambridge, Massachusetts manufacturing facility; and

•                  $0.1 million increase in equity-based compensation expense due primarily to the expense associated with equity awards to new and existing employees.

We expect total selling, general and administrative expenses will decrease during the remaining quarters of 2014 as compared to the first quarter of 2014 as the result of a decline in certain non-recurring business development-related legal and professional expenses incurred during the first quarter of 2014.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Interest Expense	$(1,476)	$—	(1,476)	N/A
Interest and dividend income, net	265	271	(6)	-2%
Gains on sale of asset	100	299	(199)	-67%
Gains on investments, net	—	6	(6)	-100%
Total	$(1,111)	$576	$(1,687)	<(100)%

Other income (expense) for the three months ended March 31, 2014 decreased by $1.7 million as compared to the same period in 2013 primarily as the result of the recognition of $1.5 million of interest expense, which was comprised of the amortization of debt discount, 2.5% contractual interest expense and amortization of debt issuance costs in connection with the issuance of the Convertible Notes.

Net Loss

For the reasons stated above, we incurred a net loss of $7.1 million and $3.9 million, or $0.33 and $0.18 per basic and diluted share, for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

General

We finance our operations primarily from the sale of Feraheme/Rienso and MuGard, including payments from our licensees, cash generated from our investing activities and the sale of our common stock. We expect to continue to incur significant expenses as we and our partners continue to manufacture, market and sell Feraheme/Rienso as an IV iron replacement therapy for use in adult CKD patients in the U.S., Canada, Switzerland and the EU, as we market and sell MuGard in the U.S. and as we further develop and seek regulatory approval for Feraheme/Rienso for the treatment of IDA in a broad range of patients in and outside of the U.S.

As of March 31, 2014, our investments consisted of corporate debt securities, U.S. treasury and government agency securities and commercial paper. We place our cash in instruments that meet high credit quality and diversification standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer, excluding U.S. government entities, and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

Cash, cash equivalents, investments and certain financial obligations as of March 31, 2014 and 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$200,916	$26,986	$173,930	>100%
Investments	184,557	186,803	(2,246)	-1%
Total	$385,473	$213,789	$171,684	80%

Outstanding principal on convertible notes	$200,000	$—	$200,000	N/A
Total	$200,000	$—	$200,000	N/A

The $171.7 million increase in cash, cash equivalents and investments as of March 31, 2014, as compared to December 31, 2013, was primarily due to net proceeds of $179.1 million received in the first quarter of 2014 in connection with issuance of $200.0 million aggregate principal amount of the Convertible Notes, net of (a) $6.7 million in fees and expenses associated with the issuance of the Convertible Notes and (b) $14.1 million to pay the cost of convertible bond hedges (after such cost was partially offset by the proceeds to us from the sale of warrants). We issued the Convertible Notes to help facilitate our corporate, clinical and commercial activities and which, along with the convertible bond hedge transactions, are discussed in greater detail in Note P, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, the increase in cash was partially offset by net cash expended to fund our operations and working capital.

We expect that our cash, cash equivalents and investments balances, in the aggregate, may increase slightly due to positive cash flows from operations for the remaining quarterly periods of 2014. Our expectation assumes our continued investment in the development and commercialization of Feraheme and the continued pursuit of business development transactions. We believe that our cash, cash equivalents and investments as of March 31, 2014, and the cash we currently expect to receive from sales of Feraheme and MuGard, earnings on our investments, and potential product sales and milestone and royalty payments from Takeda will be sufficient to satisfy our cash flow needs for at least the next twelve months.

Cash flows from operating activities

During the three months ended March 31, 2014, our use of $11.1 million of cash in operations was attributable principally to our net loss of approximately $7.1 million, adjusted for the following:

•                  Non-cash operating items of $5.7 million including equity-based compensation expense, a write-down of inventory, amortization of debt discount and debt issuance costs, amortization of premium/discount on purchased securities, change in fair value of contingent consideration, depreciation and amortization, and other non-cash items;

•                  $2.8 million of cash used in operating activities due to decreases in deferred revenues and other long-term liabilities;

•                  $1.1 million of cash used in operating activities due to decreases in accounts payable and accrued expenses;

•                  $6.7 million of cash used in operating activities due to increases in accounts receivable, prepaid assets and inventories; and

•                  $0.9 million of cash provided by operating activities due to decreases in other long-term assets.

Our net loss of $7.1 million was primarily the result of our costs to operate our business, including compensation to employees, commercialization expenses, including marketing and promotion costs, costs to manufacture our products, research and development costs, including costs associated with our clinical trials, and general and administrative costs, partially offset by net product sales and collaboration revenues.

Cash flows from investing activities

Cash provided by investing activities during the three months ended March 31, 2014 totaled $4.5 million and was primarily attributable to $2.9 million that was returned to us by an escrow agent related to a 2013 business development transaction that we did not complete, as well as proceeds from the sales and maturities of our investments, partially offset by the purchases of investments.

Cash flows from financing activities

Cash provided by financing activities during the three months ended March 31, 2014, was $180.5 million and was primarily attributable to the $179.1 million in net proceeds received from the issuance of the Convertible Notes in February 2014 and $1.0 million in proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations

During the quarter ended March 31, 2014, we issued $200.0 million of 2.5% Convertible Notes due February 15, 2019. The Convertible Notes are governed by the terms of an indenture between us, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes will mature on February 15, 2019, unless earlier repurchased or converted. The Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at an initial conversion rate of approximately 36.9079 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to an initial conversion price of approximately $27.09 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $20.07 on February 11, 2014, the date the notes offering was priced.  In addition, in connection with the pricing of the Convertible Notes, we entered into convertible bond hedge transactions and separate warrant transactions.

Impact of Recently Issued and Proposed Accounting Pronouncements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In February 2014, we issued $200.0 million of 2.5% Convertible Notes due February 15, 2019. The Convertible Notes have a fixed annual interest rate of 2.5% and we, therefore, do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. These Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. As of March 31, 2014, the fair value of the Convertible Notes was estimated by us to be $161.8 million. We determined the estimated fair value of the Convertible Notes by using quoted market prices. Other than the above market risk, there have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note N, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our legal proceedings, including how we accrue liabilities for legal contingencies.

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

We intend to continue to dedicate significant resources to the commercialization of Feraheme/Rienso. However, we or Takeda may not be successful in our efforts to successfully commercialize Feraheme/Rienso in its current indication for adult patients with iron deficiency anemia, or IDA, associated with chronic kidney disease, or CKD, or to expand the approved indication of Feraheme/Rienso to include additional indications. In December 2012, we filed a supplemental New Drug Application, or sNDA, in the U.S. for Feraheme in patients with IDA who had failed or could not use oral iron. In January 2014, we received a complete response letter from the U.S. Food and Drug Administration, or the FDA, for the sNDA informing us that our sNDA could not be approved in its present form and stating that we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for the proposed broader indication. The FDA indicated that its decision was based on the cumulative ferumoxytol data, including the global Phase III IDA program and global post-marketing safety reports since the launch in 2009. The FDA suggested, among other things, that we submit additional clinical trial data in the proposed broad IDA patient population with a primary composite safety endpoint of serious hypersensitivity/anaphylaxis, cardiovascular events and death, events that are included in the labels of Feraheme and other IV irons and that have been reported in the post-marketing environment for Feraheme. Additionally, the FDA proposed potentially evaluating alternative dosing and/or administration of Feraheme as well as potential additions to labeling that would be intended to reduce the risk of serious hypersensitivity reactions associated with Feraheme. We are in the process of developing a proposal that we believe would be responsive to the points raised in the complete response letter, including proposed additions to labeling on our current CKD indication, and that we determine would be economically viable. Once we have finalized our proposal we plan to (a) meet with FDA to discuss our proposal and explore the range of possible approaches to the points raised in the complete response letter; and (b) assess the FDA’s feedback on our proposal and make a final determination on a possible program that would adequately address the FDA’s concerns. Depending upon the outcome of such evaluations and discussions, we may decide not to pursue regulatory approval for the broader indication. Until we have further discussions with the FDA and receive its input, we cannot predict the path forward, if any, for Feraheme in the broad IDA patient population, including the related timing and cost of any clinical trials. Generating additional clinical trial data is typically costly and time-consuming. Responding to the issues raised by the FDA in the complete response letter and any other issues or requests for information that may be raised by the FDA will likely cause us to incur significant additional costs, experience further delays and may even prevent us from obtaining U.S. regulatory approval for Feraheme in the broader IDA population or narrow our currently approved indications, as discussed in more detail in the following risk factor. Any of these results would, in turn, materially adversely impact our cash position, our ability to increase revenues, our ability to achieve profitability, and the future prospects of our business.

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

Neither can we be assured when or if the European Commission will adopt a decision approving this variation or Health Canada will approve the filings. Any failure by Takeda to gain marketing approval for Feraheme/Rienso for the treatment of IDA regardless of the underlying cause in a timely manner, or at all, could adversely affect our revenues and cash milestones from Takeda, which in turn would adversely affect results of operations or the future prospects of our business.

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

Our ability to grow revenues from U.S. sales of Feraheme is limited to the IDA-CKD market given that we have not received regulatory approval to market and sell Feraheme to the broader IDA patient population and may be further limited if we are required to provide additional warnings and/or restrictions related to Feraheme’s current or future indications.

As discussed above, in December 2012, we submitted an sNDA to the FDA for Feraheme for the treatment of IDA in a broad range of patients and we received a complete response letter from the FDA in January 2014 informing us that our sNDA could not be approved in its present form. In the letter, the FDA stated that we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for the proposed indication. This decision by the FDA represents a significant set-back in our efforts to obtain U.S. approval for Feraheme for a broader indication as the issues raised and information requested by the FDA may be costly and time-consuming to address. Further, there is no guarantee that any efforts that we decide to undertake will meet the FDA’s requirements, and we may not receive approval at all for Feraheme in a broader indication.

Evaluation of the content and recommendations of the FDA’s complete response letter and further discussions with the FDA may cause us to decide not to pursue regulatory approval for the broader indication. If we continue to pursue approval in the U.S. for the commercial marketing and sale of Feraheme for the broad IDA indication, we will have to demonstrate, through the submission of clinical study reports and data sets from one or more prospective, multicenter, randomized controlled trials, or the proposed clinical trials, that the benefit of Feraheme use in the proposed population would warrant the risks associated with Feraheme, including the potential for adverse events, including anaphylaxis, cardiovascular events, and death. The FDA advised that such trials should address mechanisms to reduce the risk for serious, including fatal, hypersensitivity reactions. Conducting these and other clinical trials is a complex, time-consuming and expensive process that requires adherence to a wide range of regulatory requirements. Depending on the incidence rate of the safety end-point being studied, these studies could require a significant number of patients such that the study cannot be enrolled in a reasonable time or at a reasonable cost to support commercialization. The FDA has substantial discretion in the approval process and may decide that the results of any such additional trials and the information we submit seeking approval in the broader patient population or other information reviewed, such as post-marketing safety data, including reports of serious anaphylaxis, cardiovascular events, and death, or any information we provide in response to FDA requests, are insufficient for approval or that Feraheme is not effective or safe for the proposed broader indication. For example, in our Phase III clinical trial in the broader patient population, Feraheme-treated patients experienced a 0.6% rate of related serious adverse events, or SAEs, as compared to a 0.2% rate of related SAEs from our current Feraheme label for the treatment of IDA in adult patients with CKD. The FDA indicated that its decision outlined in the complete response letter was based on the cumulative ferumoxytol data, including the global Phase III IDA program and global post-marketing safety reports.

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

As a result of any information submitted to the FDA in our regulatory filings or in response to any information requests or issues raised by the FDA during the review of our regulatory filings, including the FDA’s review of post-marketing safety data in connection with our sNDA and any reevaluation by the FDA of existing data, such as reports of serious anaphylaxis, cardiovascular events, and death, the FDA may request additional information. The additional information may include technical or scientific information, new studies or reanalysis of existing data or risk evaluation and mitigation strategies in the current indication, or we may be required to provide additional warnings and/or restrictions on our current or future Feraheme package inserts, notify healthcare providers of changes to the package insert, narrow our currently approved or proposed indications, alter or terminate current or future trials for Feraheme or incur significant costs related to post-marketing requirements/commitments, which could put us at a disadvantage to our competitors. Our efforts to obtain approval for the broad IDA indication could adversely affect the commercialization of Feraheme in its current indication.

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

Significant safety or drug interaction problems with respect to Feraheme/Rienso, including an increase in the severity or frequency of known problems or the discovery of previously unknown problems, or the evaluation or reevaluation of existing or future data by the FDA or other regulators, could result in a variety of adverse regulatory actions. In the U.S., under the Federal Food, Drug and Cosmetic Act , the FDA has broad authority to force drug manufacturers to take any number of actions if safety or drug interaction problems arise, including, but not limited to the following:

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

For example, in November 2010, following discussions with the FDA, we revised the Feraheme package insert, which includes essential information regarding the FDA-approved use of Feraheme, including, among other things, the approved indication, side effects, and dosage instructions, to include bolded warnings and precautions that describe events that have been reported during post-marketing review after Feraheme administration, including life-threatening hypersensitivity reactions and clinically significant hypotension. We notified healthcare providers of the changes to the Feraheme package insert. In June 2011, we made further changes to the Feraheme package insert based on additional post-marketing data. These or any future changes to the Feraheme/Rienso package insert could adversely impact our or Takeda’s ability to successfully compete in the IV iron market and could have an adverse impact on potential sales of Feraheme/Rienso and our future business prospects.

Also, on June 27, 2013 the EMA’s Committee for Medicinal Products for Human Use, or CHMP, completed a review of IV iron-containing medications used to treat iron deficiency and anemia. The CHMP concluded that the benefits of these medications are greater than their risks, provided that adequate measures are taken to ensure the early detection and effective management of allergic reactions that may occur. The measures include ensuring that these products be given in an environment where patients who develop an allergic reaction can be treated immediately, ceasing to rely on a lack of allergic reaction to a test dose as an indication of tolerance of larger doses and amendments to the package leaflet. The CHMP recommendation was sent to the European Commission, which on September 13, 2013 endorsed it and adopted a final decision that is legally binding throughout the EU. Although Rienso was not included in the evaluation, Takeda is in the process of adopting the recommendations, including updates to the label in the EU to harmonize Rienso’s label with those of other IV irons included in the review. In addition, both the FDA and the EMA are currently conducting studies and/or assessments to evaluate the safety profiles of IV irons as a class.

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

As more data become available and an increased number of patients are treated with Feraheme/Rienso, new or increased safety or drug interaction issues may require us to, among other things, provide additional warnings and/or restrictions on the Feraheme/Rienso package insert, including a boxed warning in the U.S. or similar warnings outside of the U.S., notify healthcare providers of new safety information, narrow our approved indications, alter or terminate current or future trials for additional uses of Feraheme, or even remove Feraheme/Rienso from the market, any of which could have a significant adverse impact on potential sales of Feraheme/Rienso or require us to expend significant additional funds. For example, in May 2013, Takeda recalled a single batch of Rienso from the Swiss market after becoming aware of four post-marketing adverse event reports relating to potential anaphylaxis/hypersensitivity reactions of varying severity following the administration of Rienso. One of these cases included a report of a fatality. The marketing authorization for Rienso and other IV iron formulations include, among their special warnings and precautions for use, an indication that the products may cause hypersensitivity reactions including serious and life-threatening anaphylactic/anaphylactoid reactions. The recalled batch was only distributed to and sold in Switzerland and the recall was limited to the specific batch in Switzerland. We and Takeda have completed an investigation regarding the specific Swiss batch of Rienso, which we believe did not identify any issues which would have impacted the quality of the recalled batch, and we gathered all available information for the reported adverse events. Takeda has filed a report with SwissMedic, the Swiss Agency for Therapeutic Products, and we and Takeda are awaiting feedback on SwissMedic’s review of the findings from the investigation. We and Takeda are unable to predict when or if Rienso will be reintroduced into the Swiss market.

Competition in the pharmaceutical and biopharmaceutical industries is intense. If we fail to compete effectively, our business and market position will suffer.

The pharmaceutical and biopharmaceutical industries are intensely competitive and subject to rapid technological change. Many of our competitors are large, well-known pharmaceutical companies and may benefit from significantly greater financial, sales and marketing capabilities, greater technological or competitive advantages, and other resources. Our competitors may develop products that are more widely accepted than ours and may receive patent protection that dominates, blocks or adversely affects our product development or business.

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

In addition, Feraheme currently competes with several IV iron replacement therapies in the U.S., certain of which are approved for the treatment of IDA in a broader group of patients than Feraheme. For example, in July 2013, Injectafer®, which is known as Ferinject® in Europe and is discussed below, was approved by the FDA for the treatment of IDA in adult patients who have an unsatisfactory response to oral iron or who have intolerance to oral iron, which is a broader indication than our current Feraheme indication. Injectafer® is approved in the U.S. with a recommended dose of two slow injections or infusions of 750 milligrams each separated by at least seven days apart for a total of 1,500 milligrams. While this dosing regimen is different from Feraheme, it does offer similar convenience benefits to Feraheme for patients and healthcare providers. Injectafer® is also priced at a significant premium to many other IV irons, providing more opportunity to offer discounts, incentives and rebates to new or existing customers to attract new business. The recent decision by the FDA that we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for the proposed indication will likely make it more difficult for us to compete with Injectafer® for certain customers in the U.S. because Injectafer® has been approved for a broader patient population than Feraheme. Even if we continue to seek and eventually obtain labeling of Feraheme in a broader population, Injectafer® will have already been available for a considerable period of time. During this period, physicians may increase their use of Injectafer® and gain familiarity with the product, making it more difficult for us to cause these physicians to use Feraheme in the future. In addition, Injectafer® may enter into commercial contracts with key customers or group purchasing organizations, or GPOs, during this period, which could prevent or make it more difficult for Feraheme to retain its existing customers, gain sales to new customers and gain market share in its existing indication with customers or GPOs, if we were to continue to seek and receive approval for the broader patient population in the future. Injectafer®’s U.S. approval or the approval of any other iron replacement product for a broader IDA indication than Feraheme, could adversely affect our efforts to market and sell Feraheme in the U.S. and our ability to generate additional revenues and achieve profitability.

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

There are other companies in the U.S. commercializing products for the management or treatment of oral mucositis that may compete with MuGard, including (a) NeutraSal® (supersaturated calcium phosphate rinse), a prescription mouth rinse marketed by Invado Pharmaceuticals, LLC; (b) Caphosol® a supersaturated calcium phosphate artificial saliva used as an adjunct to other oral care which is marketed by Jazz Pharmaceuticals, PLC; and (c) Kepivance® (palifermin) an IV human growth factor which is marketed by Swedish Orphan Biovitrum AB. In addition, there are several marketed products available which are indicated for the management of pain associated with oral mucositis including (a) Episil, which is marketed by Cangene BioPharma, Inc.; (b) Gelclair®, which is marketed by DARA BioSciences; and (c) GelX Oral Gel, which is marketed by Praelia Pharmaceuticals, Inc. If we are not able to differentiate MuGard from other marketed products for the management or treatment of oral mucositis, our ability to generate additional revenues could be adversely affected.

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

In addition, proposing, negotiating and implementing collaborations, in-licensing arrangements or acquisition agreements is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for these arrangements, and we may not be able to enter into such arrangements on acceptable terms or at all. Further, any such strategic transactions by us could result in large and immediate write-offs or the incurrence of debt and contingent liabilities, each of which may contain restrictive covenants that could adversely impact or limit our ability to grow our business, enter into new agreements, and adversely affect our operating results. Management of a license arrangement, collaboration, or other strategic arrangement and/or integration of an acquired asset or company may also disrupt our ongoing business, require management resources that otherwise would be available for ongoing development of our existing business and our U.S. commercialization of Feraheme. In addition, our cash, cash equivalents and investments may not be sufficient to finance any such strategic transactions, and we may choose to issue shares of our common or preferred stock as consideration, which would result in dilution to our stockholders. Alternatively, it may be necessary for us to raise additional funds through public or private financings, and such additional funds may not be available on terms that are favorable to us, if at all, and our stockholders may experience significant dilution. If we are unable to successfully obtain rights to suitable products or if any acquisition or in-license arrangement we make is not successful, our business, financial condition and prospects for growth could suffer.

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

•                  Our ability to train our sales force, and the ability of our sales force, to successfully incorporate new products and devices, including MuGard, into their call points;

•                  Additional legal and/or compliance risk associated with the acquisition of MuGard or any other future product;

•                  The introduction by our competitors of alternatives to MuGard or any other future product that would be, or are perceived to be, more efficacious, safer, less expensive, easier to administer, or provide more favorable insurance coverage or reimbursement could reduce our revenues and the value of our product development efforts;

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

We do not currently own or operate, and currently do not plan to own or operate, facilities for the manufacture of Feraheme/Rienso or our other commercial products, including MuGard. We currently rely solely on our third-party contract manufacturers to manufacture Feraheme/Rienso for our commercial and clinical use and rely on Access for the manufacture of MuGard. We do not currently have an alternative manufacturer for our Feraheme/Rienso drug substance and finished drug product and we may not be able to enter into agreements with second source manufacturers whose facilities and procedures comply with current good manufacturing practices, or cGMP, regulations and other regulatory requirements on a timely basis and with terms that are favorable to us, if at all.

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

Contract manufacturers may not be able to operate their manufacturing facilities in compliance with cGMP, release specifications and other FDA and equivalent foreign regulations, which could result in a suspension of our contract manufacturers’ ability to manufacture Feraheme/Rienso or MuGard, the loss of Feraheme/Rienso or MuGard inventory, an inability to manufacture sufficient quantities of Feraheme/Rienso and MuGard to meet U.S. or foreign demand, as applicable, or other unanticipated compliance costs.

Our third-party contract manufacturing facilities are subject to cGMP regulations enforced by the FDA and equivalent foreign regulatory regulations and agencies through periodic inspections to confirm such compliance. Similarly, we rely on Access for the manufacture of MuGard and any third-party contract manufacturing facilities engaged by Access are subject to cGMP regulations. Contract manufacturers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that these manufacturing facilities meet applicable regulatory requirements. Failure to maintain ongoing compliance with cGMP or similar regulations and other applicable manufacturing requirements of various U.S. or foreign regulatory agencies could result in, among other things, the issuance of warning letters, fines, the withdrawal or recall of our products, including Feraheme/Rienso and MuGard from the marketplace, total or partial suspension of Feraheme/Rienso or MuGard production, the loss of Feraheme/Rienso inventory or the inability of Access to supply sufficient MuGard inventory, suspension of the review of our current or any future sNDAs or equivalent foreign filings, enforcement actions, injunctions or criminal prosecution. A government-mandated recall or a voluntary recall could divert managerial and financial resources, could be difficult and costly to correct, could result in the suspension of sales of our products, including Feraheme/Rienso and MuGard, and could have a severe adverse impact on our potential profitability and the future prospects of our business. If any U.S. or foreign regulatory agency inspects any of these manufacturing facilities and determines that they are not in compliance with cGMP or similar regulations or our or Access’s contract manufacturers otherwise determine that they are not in compliance with these regulations, as applicable, such contract manufacturers could experience an inability to manufacture sufficient quantities of Feraheme/Rienso to meet U.S. or foreign demand and of MuGard to meet U.S. demand, or incur unanticipated compliance expenditures.

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

Generic ferumoxytol competitors could enter the market through approval of abbreviated new drug applications, or ANDAs, that use Feraheme as a reference listed drug, which would allow generic competitors to rely on Feraheme’s safety and effectiveness trials instead of conducting their own studies. An ANDA may be submitted four years after approval of a subject drug with a five-year exclusivity period if the ANDA contains a certification of patent invalidity or non-infringement, known as a

“Paragraph IV certification,” with respect to patents listed for Feraheme in the Orange Book. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the protection of Orange Book-listed patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue.

Further, in December 2012, the FDA published a draft guidance containing product-specific bioequivalence recommendations for drug products containing ferumoxytol. The FDA generally publishes product-specific bioequivalence guidance after it has received an inquiry from a generic drug manufacturer about submitting an ANDA for the product in question; thus, it is possible that a generic drug manufacturer has approached the FDA requesting guidance about submitting an ANDA for ferumoxytol, the active ingredient in Feraheme, and that such an ANDA may be filed in the near future. The published bioequivalence guidance could encourage a generic entrant seeking a path to approval of a generic ferumoxytol to file an ANDA. As a result, we could face generic competition in the near-term or have to engage in extensive litigation with a generic competitor to protect our patent rights, either of which could adversely affect our business and results of operations. In July 2013, we filed a citizen petition requesting that the FDA not approve any ANDAs for a generic ferumoxytol product until FDA completes certain planned studies addressing concerns with other generic IV iron products and imposes additional bioequivalence requirements for sponsors seeking approval of generic ferumoxytol products. However, we cannot predict when or if the FDA will respond or otherwise take any action with respect to the Citizen Petition. Companies that manufacture generic products typically invest far fewer resources in research and development than the manufacturers of branded products and can therefore price their products significantly lower than those branded products already on the market. Therefore, competition from generic IV iron products could limit our U.S. sales and any royalties and milestones we may receive from Takeda, which would have an adverse impact on our business and results of operations.

We are substantially dependent upon our collaboration with Takeda to commercialize Feraheme/Rienso in certain regions outside of the U.S., including Canada, Switzerland and the EU, and if Takeda fails to successfully fulfill its obligations, or is unsuccessful in the regulatory approval process or commercialization of Feraheme/Rienso in its licensed territories, or if our collaboration is terminated, our plans to commercialize Feraheme/Rienso outside of the U.S. may be adversely affected.

In March 2010, we entered into our initial agreement with Takeda, which was amended in June 2012, under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, certain Asia-Pacific countries (excluding Japan, China and Taiwan), Canada, India and Turkey, or the Licensed Territories. We are highly dependent on Takeda for certain regulatory filings outside of the U.S. with respect to Feraheme/Rienso and the commercialization of Feraheme/Rienso outside of the U.S. Takeda is in the process of launching Feraheme/Rienso on country by country basis in its territories, for the treatment of IDA in CKD patients. To date, Takeda has launched Feraheme/Rienso in 11 countries (Finland, the Netherlands, Ireland, UK, Norway, Austria, Slovenia, Denmark, Sweden, Canada and Switzerland), and therefore, revenues from sales of Feraheme/Rienso in this territory are not currently a material part of ours or Takeda’s business. In June 2013, Takeda filed an application for Type II Variation of the marketing authorization for Rienso in the EU with the EMA seeking marketing authorization for an additional therapeutic indication for Rienso for the treatment of IDA in adult patients, and in October 2013 Takeda filed a sNDS with Health Canada seeking marketing approval for Feraheme for the treatment of IDA in a broad range of patients. It is unclear whether the FDA’s January 2014 complete response letter regarding our sNDA for Feraheme for the treatment of IDA in a broad range of patients will have any impact on the outcome of Takeda’s efforts, but, any regulatory action taken by the FDA with respect to a product under review in the U.S. has the potential to affect the regulatory requirements or decisions made by certain foreign regulatory bodies with regard to the regulatory approval of products outside of the U.S.

To receive regulatory approval outside of the U.S. for the commercial marketing and sale of

Feraheme/Rienso for the broad IDA indication, Takeda will have to demonstrate that Feraheme/Rienso is of good quality and is safe and effective for use in the broader patient population. The ability to and the extent to which Takeda obtains regulatory approvals for Feraheme/Rienso for the treatment of IDA in a broad range of patients in the Licensed Territories and the level of success of Takeda’s current and future commercialization efforts outside of the U.S. would be significantly harmed as the result of a number of factors, including but not limited to the following:

•                  If the currently approved CKD indication is narrowed;

•                  If Feraheme/Rienso is linked to serious unexpected adverse reactions in patients;

•                  If Takeda experiences significant delays or setbacks in obtaining approval in the broad IDA patient population;

•                  If approval is granted with significant restrictions to the current or proposed package inset;

•                  If Takeda is required to incur significant costs as post-marketing commitments;

•                  If Takeda is unsuccessful in its commercialization of Feraheme/Rienso in the agreed-upon territories;

•                  If revenues fail to materialize due to market, competitive or pricing dynamics in Takeda’s territories; and

•                  If we fail to effectively manage our relationship with Takeda.

All of the above factors would have an adverse effect on future royalties or milestone payments we may receive from Takeda, including a significant milestone payment for the grant of marketing authorization in the EU for Rienso for the treatment of IDA generally without limit to a specific patient population or sub-population.

Further, if we fail to fulfill certain of our obligations under the Amended Takeda Agreement, Takeda has the right to assume the responsibility of clinical development and manufacturing of Feraheme/Rienso in the agreed-upon territories, which would increase the cost of and potentially delay the Feraheme/Rienso development program outside of the U.S.

Takeda has the unilateral right to terminate the Amended Takeda Agreement under certain conditions, including without cause or if it determines in good faith that the continued development of Rienso would not be in the best interest of patient welfare. If Takeda terminates the agreement and we chose to continue to commercialize Feraheme/Rienso in Takeda’s territories, we would be required to either enter into alternative arrangements with third parties to commercialize Feraheme/Rienso in Takeda’s territories, which we may be unable to do in a timely and cost effective manner, or at all, or to increase our internal infrastructure, both of which would likely result in significant additional expense and the disruption or failure of commercial efforts outside of the U.S. In order to continue commercialization efforts, we would also have to assume the full cost of any post-marketing commitments, both currently and in the future, some of which are Takeda’s responsibility under a cost-sharing arrangement. In addition, such a termination would prevent us from receiving the milestone payments and royalties we may otherwise receive under the Amended Takeda Agreement.

The success of Feraheme/Rienso abroad depends on our ability to protect our intellectual property rights and the laws of foreign countries may not provide the same level of protection as do the laws of the U.S.

The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. and therefore, in addition to similar risks to those described above under the heading “The success of Feraheme and MuGard in the U.S. depends on our ability to maintain the proprietary nature of our technology,” our intellectual property rights may be subject to increased risk abroad, including opposition proceedings before the patent offices for other countries, such as the European Patent Office, or the EPO, or similar adversarial proceedings, regarding intellectual property rights with respect to Feraheme/Rienso. For example, in July 2010, Sandoz GmbH, or Sandoz, filed with the EPO an opposition to one of our previously issued patents which covers ferumoxytol in the EU. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked our European ferumoxytol patent. In December 2012, our notice of appeal was recorded with the EPO. The appeals process is costly and time-consuming and if it results in an unfavorable outcome to us, it could result in a loss of proprietary rights in the EU and may allow Sandoz or other companies to use our proprietary technology without a license from us, which may also result in a loss of future royalty or milestone payments to us, as well as the possibility that Takeda may determine that the terms of our agreement are no longer viable. We cannot predict the outcome of our appeal of the EPO decision. This or any future patent interference proceedings involving our patents may result in substantial costs to us, distract our management from day-to-day business operations and responsibilities, prevent us or Takeda from marketing and selling Feraheme/Rienso or increase the risk that a generic version of Feraheme/Rienso could enter the market to compete with Feraheme/Rienso. In countries where we do not have or have not applied for patents for ferumoxytol, we may be unable to prevent others from developing or selling similar products. In addition, in jurisdictions outside the U.S. where we have patent rights, we may be unable to prevent unlicensed parties from selling or importing products or technologies derived elsewhere using our proprietary technology. Any such limitation on our intellectual property rights would cause substantial harm to our competitive position and to our ability to develop and commercialize Feraheme/Rienso. Our inability to protect Feraheme/Rienso through our patents and other intellectual property rights in any territory prior to their expiration could have a material adverse effect on our business, financial condition and prospects.

Wholesaler, distributor and customer buying patterns, particularly those who are members of a GPO, and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term results.

Our results of operations, including, in particular, product sales, may vary from period to period due to a variety of factors, including the buying patterns of our U.S. wholesalers, distributors, clinics or hospitals, which vary from quarter to quarter. In addition, our contracts with GPOs often require certain performance from the members of the GPOs, on an individual account level or group level such as growth over prior periods or certain market share attainment goals in order to qualify for discounts off the list price of our products and a GPO may be able to influence the demand for our products from its members in a particular quarter through communications they make to their customers. In the event wholesalers, distributors, clinics or hospitals with whom we do business in the U.S. determine to limit their purchases of our products, our product sales could be adversely affected. Further, in the event wholesalers, distributors, clinics or hospitals purchase increased quantities of our products to take advantage of volume discounts or similar benefits, our quarterly results will fluctuate as re-orders become less frequent, and our overall net pricing may decrease as a result of such discounts and similar benefits. In addition, these contracts are cancellable at any time by our customers, often without notice, and are non-exclusive agreements within the IV iron market. While these contracts are intended to support the use of Feraheme, our competitors could offer better pricing, incentives, higher rebates or exclusive relationships. Because Feraheme is not indicated for the broad IDA population, the incentives in our contracts for a particular site of care are capped based on our estimate of their patients covered by our current CKD label. Because some of our competitors’ products have the broad IDA label, they may provide additional incentives for all of a customer’s IV iron usage, essentially becoming an exclusive provider to that particular customer.

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

•                  The limitation on the approved indications and the patient populations for Feraheme/Rienso, especially in light of FDA’s decision that we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for this population, and the currently approved patient population in Europe; and

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

In the U.S., we sell Feraheme primarily to wholesalers and specialty distributors and therefore a significant portion of our revenues is generated by a small number of customers. Four customers accounted for 93% of our total revenues during the three months ended March 31, 2014, and three customers accounted for 94% of our accounts receivable balance as of March 31, 2014. We pay these wholesalers and specialty distributors a fee for the services that they provide to us. Because our business is concentrated with such a small number of wholesalers and specialty distributors, we could be forced to accept increases in their fees in order to maintain the current distribution networks through which Feraheme is sold. Any increase in fees could have a negative impact on our current and future sales of Feraheme in the U.S. and could have a negative impact on the reimbursement rate an individual physician, hospital or clinic would realize upon using Feraheme. In addition, a significant portion of our U.S. Feraheme sales are generated through a small number of contracts with GPOs. For example, approximately 28% of our end-user demand during the first quarter of 2014 was generated by members of a single GPO with which we have contracted. As a result of the significant percentage of our end-user demand being generated by a single GPO, we may be at a disadvantage in future contract or price negotiations with such GPO and that GPO may be able to influence the demand for Feraheme from its members in a particular quarter through communications they make to their customers. In addition, the GPOs can also offer opportunities for competitors to Feraheme that provide the ability to quickly gain market share by offering a more attractive price or contracts and incentives that encourage the members of the GPO to use or switch to the competing product. The loss of some or all of this demand to a competitor, a material reduction in sales volume, or a significant adverse change in our relationship with any of our key wholesalers, distributors or GPOs could have a material adverse effect on our revenue in any given period and may result in significant annual or quarterly revenue fluctuations.

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

Currently, in U.S. physician clinic and hospital outpatient settings, Medicare Part B generally reimburses for physician-administered drugs at a rate of 106% of the drug’s average sales price, or ASP. ASP is defined by statute based on certain historical sales and sales incentive data, including rebates and chargebacks, for a defined period of time. Manufacturers submit the required information to the Centers for Medicare and Medicaid Services, or CMS, on a quarterly basis. In advance of the quarter in which the payment limit for drugs reimbursed under Medicare Part B program will go into effect, CMS calculates and publishes the payment limit. Under this methodology, payment rates change on a quarterly basis, and significant downward fluctuations in ASP, and therefore reimbursement rates, could negatively impact sales of a product. Because ASP is defined by statute, and changes to Medicare payment methodologies require legislative change, it is unclear if and when ASP reimbursement methodology will change for the physician office setting. For hospital outpatient departments, the Medicare payment methodology for many covered Part B drugs also is at 106% of ASP, but CMS could change the payment methodology through regulations, without any intervening legislation. While Medicare is the predominant payor for treatment of patients with CKD, Medicare payment policy, in time, can also influence pricing and reimbursement in the non-Medicare markets, as private third-party payors and state Medicaid plans frequently adopt Medicare principles in setting reimbursement methodologies. We cannot predict the impact that any changes in reimbursement policies may have on our ability to compete effectively.

In addition, it is also possible that a “bundled” payment approach, like for renal dialysis services under Medicare, may be applied to other specific disease states other than ESRD. For example, one large insurer in the U.S has attempted to bundle certain costs related to the treatment of cancer patients. Further changes in the Medicare reimbursement rate, which result in lower payment rates from payors, including Medicare payors, would further limit our ability to successfully market and sell our products in the U.S.

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

In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory proposals aimed at changing the U.S. healthcare system. For example, the Health Care Reform Act contains a number of provisions that significantly impact the pharmaceutical industry and may negatively affect our potential revenues. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, expansion of the 340B program, and fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

The Healthcare Reform Act made significant changes to the Medicaid program, including an increase to the minimum rebates for products covered by Medicaid programs from 15.1% to 23.1% of the average manufacturer price for most innovator products and the expansion of the 340B Drug Discount Program under the Public Health Service Act. Effective March 2010, the Health Care Reform Act expanded manufacturer rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. In addition, the Healthcare Reform Act and subsequent legislation changed the definition of average manufacturer price. Finally, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Substantial new provisions affecting compliance have also been added, which may require us to modify our business practices with healthcare providers and potentially incur additional costs. While we are continuing to evaluate this legislation and its potential impact on our business, this legislation may adversely affect the demand for Feraheme in the U.S. or cause us to incur additional expenses and therefore adversely affect our financial position and results of operations.

Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014. In 2012, CMS, the federal agency that administers the Medicare and Medicaid program, issued proposed regulations to implement the changes to the drug rebate components of the Medicaid program under the Healthcare Reform Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2014.

The Healthcare Reform Act also expanded the Public Health Service’s 340B drug pricing discount program. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Healthcare Reform Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. For example, the percentage of Feraheme business sold to 340B institutions has grown from 11% in 2011 to 15% in 2013. Since these institutions are granted lower prices than those offered to our other customers, any further growth in the 340B business may have a negative impact on our sales price per gram and gross margins.

The Healthcare Reform Act also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. HRSA is expected to issue a comprehensive proposed regulation in 2014 that will address many aspects of the 340B program. When that regulation is finalized, it could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

We have a history of significant operating losses, we may not be profitable in the future, and if we do attain profitability, such profitability may not be sustainable. In the past, we have financed our operations primarily from the sale of our equity securities, cash from sales of Feraheme/Rienso, cash generated by our investing activities, and payments from our licensees. As of March 31, 2014, we had an accumulated deficit of approximately $473.4 million. Our losses were primarily the result of compensation to employees, commercialization expenses, including marketing and promotion costs, research and development costs, including costs associated with our clinical trials, and general and administrative costs, partially offset by net product sales and collaboration revenues. We expect to continue to incur significant expenses as we continue to market and sell and contract for the manufacture of Feraheme as an IV iron replacement therapeutic for use in adult CKD patients in the U.S., market and sell MuGard and if we further develop and seek marketing approval for Feraheme for the treatment of IDA in a broad range of patients, which would include conducting additional human trials for which we would incur significant research and development costs over a long period of time. As a result, we will need to generate sufficient revenues in future periods to achieve and maintain profitability. There is no guarantee that we will achieve profitability or maintain profitability, if achieved, and there is no guarantee that we will be able to maintain positive cash flow from operations. We anticipate that the majority of any revenue we generate in the next twelve months will be from sales of Feraheme/Rienso as an IV iron replacement therapeutic agent for use in adult CKD patients in the U.S., royalties we may receive with respect to sales of Feraheme/Rienso in the EU and Canada under the Amended Takeda Agreement, and from sales of MuGard. We have never independently marketed or sold any products prior to Feraheme, and we may not be successful in marketing or selling Feraheme or MuGard in the U.S. and Takeda may not be successful in marketing or selling Feraheme/Rienso outside of the U.S. If we or Takeda are not successful in marketing and selling Feraheme/Rienso, if revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, or if we are otherwise unable to achieve, maintain or increase profitability on a quarterly or annual basis, our business, results of operations and financial condition could be materially adversely affected and the market price of our common stock may decline.

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

In addition, the packaging, storage and distribution of our products in the U.S. and abroad requires significant coordination among our, Takeda’s, and Access’s manufacturing, sales, marketing and finance organizations and multiple third parties including our third-party logistics providers, packaging, labeling and storage provider, distributors, and wholesalers. In most cases, we do not currently have back-up suppliers or service providers to perform these tasks. If any of these third parties experience significant difficulties in their respective processes, fail to maintain compliance with applicable legal or regulatory requirements, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or encounter physical or natural damages at their facilities, our ability to deliver our products to meet U.S. or foreign commercial demand could be significantly impaired. The loss of any of our third-party providers, together with a delay or inability to secure an alternate distribution source for end-users in a timely manner, could cause the distribution of our products to be delayed or interrupted, which would have an adverse effect on our business, financial condition and results of operations.

We rely on third parties in the conduct of our business, including our clinical trials and manufacturing, and if they fail to fulfill their obligations, our commercialization and development plans may be adversely affected.

We rely on and intend to continue to rely on third parties, including clinical research organizations , or CROs, third-party manufacturers, third-party logistics providers, packaging and labeling providers, wholesale distributors and certain other important vendors and consultants, including those engaged by Access, in the conduct of our business. In addition, we have contracted and plan to continue to contract with certain third parties to provide certain services, including site selection, enrollment, monitoring, data management and other services, in connection with the conduct of our clinical trials and the preparation and filing of our regulatory applications. We have limited experience conducting clinical trials outside the U.S., and, therefore, we are also largely relying on third parties such as CROs to manage, monitor and carry out these clinical trials. Although we depend heavily on these parties, we do not control them and, therefore, we cannot be assured that these third parties will adequately and timely perform all of their contractual obligations to us. If our third-party service providers cannot adequately fulfill their obligations to us in a timely and satisfactory manner, if the quality and accuracy of our clinical trial data or our regulatory submissions are compromised due to poor quality or failure to adhere to our protocols or regulatory requirements or if such third parties otherwise fail to adequately discharge their responsibilities or meet deadlines, our current and future development plans and regulatory submissions both in and outside of the U.S may be delayed or terminated, which would adversely impact our ability to generate revenues from Feraheme/Rienso sales in additional indications and/or outside of the U.S.

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

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and the related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates our critical and other significant estimates and judgments, including among others those associated with revenue recognition related to product sales and collaboration agreements, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment and determining the fair values of our investments, the fair value of our debt obligations, the fair value of assets acquired in a business combination, contingent consideration, the impairment of long-lived assets, including intangible assets, accrued expenses, and equity-based compensation expense. We base our estimates on market data, our observance of trends in our industry, and various other assumptions that we believe to be reasonable under the circumstances. If actual results differ from these estimates, there could be a material adverse effect on our financial results and the performance of our stock.

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

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $16.49 and $28.42 in the fifty-two week period through April 30, 2014. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, many of which are beyond our control, may have a significant impact on the market price of our common stock. Factors which may affect the market price of our common stock include, among others:

•                  Our ability to successfully commercialize Feraheme in the U.S. and Takeda’s ability to successfully commercialize Feraheme/Rienso in licensed territories outside of the U.S.;

•                  Our ability to increase or maintain sales and utilization of Feraheme in the current indication or the results of our efforts to expand the indications for Feraheme for the treatment of IDA in adult patients who have failed or could not use oral iron, especially in light of FDA’s recent decision that we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for this population;

•                  Fluctuations in our net revenue per unit of Feraheme sold in the U.S. in future periods as a result of our pricing and contracting strategy and the purchase patterns of our customers;

•                  Actual or perceived safety concerns related to our products or products or product candidates of our competitors, including as a result of the FDA’s recent complete response letter addressing our sNDA and any actions taken by U.S. or foreign regulatory authorities in connection with safety concerns, or any voluntary or involuntary product recalls;

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

•                  Developments in patents or other proprietary rights by or for the benefit of us or our competitors, such as the recent decision by the EPO regarding our European ferumoxytol patent or an ANDA filing by a generic entrant;

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

•                  General market conditions; and

•                  Sales of large blocks of our common stock or the dilutive effect of our Convertible Notes or any other equity or equity-linked financings or alternative strategic arrangements.

Thus, as a result of events both within and beyond our control, our stock price could fluctuate significantly or lose value rapidly.

If securities analysts downgrade our stock, cease coverage of us, or if our operating results do not meet analysts’ forecasts and expectations, our stock price could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us and our business. As of April 30, 2014, seven financial analysts publish reports about us and our business. We do not control these or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. In addition, our future operating results are subject to substantial uncertainty, and our stock price could decline significantly if we fail to meet or exceed analysts’ forecasts and expectations. If any of the analysts who cover us downgrade our stock, lower their price target or issue commentary or observations about us or our stock that are perceived by the market as negative, our stock price would likely decline rapidly. In addition, if these analysts cease coverage of our company, we could lose visibility in the market, which in turn could also cause our stock price to decline.

If our operating results do not meet our own publicly disclosed financial guidance our stock price could decline.

In February 2014, we publicly provided financial guidance, including expected 2014 total revenues and U.S. Feraheme net sales. If, for any reason, we are unable to realize our projected 2014 revenue, we may not realize our publicly announced revenue and other guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

Servicing our debt requires a significant amount of cash. We may not have sufficient cash flow from our business to make payments on our debt, and we may not have the ability to raise the funds necessary to settle conversions of our 2.50% Convertible Senior Notes due 2019 or to repurchase the Convertible Notes upon a fundamental change, which could adversely affect our business, financial condition and results of operations.

We incurred significant indebtedness in the amount of $200.0 million in aggregate principal with additional accrued interest under our Convertible Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Notes.

In addition, holders of the Convertible Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. Upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or at the time Convertible Notes are being converted. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes would constitute an event of default. If the repayment of any indebtedness were to be accelerated because of such event of default (whether under the Convertible Notes or otherwise), we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•                  make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

•                  limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•                  place us at a disadvantage compared to our competitors who have less debt; and

•                  limit our ability to borrow additional amounts for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

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

•                  Our ability to obtain regulatory approval for Feraheme/Rienso to treat IDA regardless of the underlying cause both within the U.S. and outside of the U.S., particularly in the EU, especially in light of FDA’s recent decision that we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for this population and the need to undertake additional clinical trials in order to pursue the broader indication;

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

We estimate that our cash resources as of March 31, 2014, combined with cash we currently expect to receive from sales of Feraheme/Rienso and MuGard, earnings on our investments, and royalty and milestone payments we may receive from Takeda will be sufficient to finance our currently planned operations for at least the next twelve months. We may require additional funds or need to establish additional alternative strategic arrangements to execute a business development transaction. We may at any time seek funding through additional arrangements with collaborators through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.

The Convertible Notes are and any additional equity or equity-linked financings or alternative strategic arrangements would be dilutive to our stockholders. In addition, the terms of any additional debt financing could greatly restrict our ability to raise additional capital and may provide rights and preferences to the investors in any such financing which are senior to those of, and not available to, current stockholders, impose restrictions on our day-to-day operations or place limitations on our ability to enter into combination transactions with other entities. Our inability to raise additional capital on terms and within a timeframe acceptable to us when needed could force us to dramatically reduce our expenses and delay, scale back or eliminate certain of our activities and operations, including our commercialization and development activities, any of which would have a material adverse effect on our business, financial condition and future business prospects.

The investment of our cash is subject to risks, which may cause losses or adversely affect the liquidity of these investments and our results of operations, liquidity and financial condition.

As of March 31, 2014, we had $200.9 million in cash and cash equivalents and $184.6 million in investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crisis. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

A purported class action complaint was originally filed on March 18, 2010 in the U.S. District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Chief Financial Officer, the then-members of our Board of Directors, or Board, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged omissions in a registration statement filed in January 2010. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11 and 15, 2011, respectively, the District Court issued an Opinion and Order dismissing the SAC with prejudice for failure to state a claim upon which relief could be granted. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit, or the Court of Appeals. The Court of Appeals heard oral argument on May 11, 2012. On February 4, 2013, the Court of Appeals affirmed in part and reversed in part the District Court’s Opinion and Order and remanded the case to the District Court. On February 19, 2013, we filed a Petition for Panel Rehearing and Rehearing En Banc, which was denied on March 15, 2013. On March 22, 2013, we filed a Motion to Stay the Mandate remanding the case to the District Court pending review by the U.S. Supreme Court of the Court of Appeals’ February 4, 2013 decision. The Court of Appeals granted the Motion to Stay the Mandate on April 8, 2013. On June 13, 2013, we filed a Petition for a Writ of Certiorari, or the Petition, with the U.S. Supreme Court seeking review of the Court of Appeal’s decision and to have that decision overturned. On October 7, 2013 the U.S. Supreme Court denied our Petition, resulting in the case’s return to the District Court for further proceedings relative to the SAC’s surviving claims. On November 6, 2013, we filed a renewed Motion to Dismiss the SAC’s surviving claims. On December 6, 2013, the plaintiffs filed a brief in opposition to our Motion to Dismiss and we filed a reply brief in support of our Motion on December 27, 2013. On April 7, 2014, the District Court denied our renewed Motion to Dismiss. A status conference is scheduled for May 14, 2014. Whether or not the plaintiff’s appeal is successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to our purchases of shares of our stock during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2014 through January 31, 2014	—	—	—	—

February 1, 2014 through February 28, 2014	3,296	$20.12	—	—

March 1, 2014 through March 31, 2014	443	$19.36	—	—

Total	3,739	$20.03	—	—

(1)         Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligations in connection with the vesting of restricted stock units held by our employees.

(2)         We do not currently have any publicly announced repurchase programs or plans.

Item 6.  Exhibits

(a)                                 List of Exhibits

Exhibit Number		Description

4.1

Base Indenture, dated as of February 14, 2014, by and between AMAG Pharmaceuticals, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

4.2

First Supplemental Indenture, dated as of February 14, 2014, by and between AMAG Pharmaceuticals, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

4.3		Form of 2.50% Convertible Senior Note due 2019 (included in Exhibit 4.2)

4.4

Amendment to Rights Agreement, dated as of February 11, 2014, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.1	+

Supply Agrreement, dated February 7, 2014, by and between the Company and Takeda Pharmaceuticals International, GMBH A/S, an affiliate of Takeda Pharmaceutical Company Limited. (Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]. This exhibit has been filed separately with the SEC without any redactions pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended).

10.2*	+‡	Form of Employment Agreement between the Company and each executive officer of the Company (other than Mr. Heiden).

10.3*	+	Employment Agreement dated as of February 7, 2014 between the Company and Mr. Heiden.

10.4

Underwriting Agreement, dated as of February 11, 2014, among AMAG Pharmaceuticals, Inc. and J.P. Morgan Securities LLC, on its own behalf and as representative of the several underwriters named in Schedule 1 thereto (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.5

Base Call Option Transaction Confirmation, dated as of February 11, 2014, between AMAG Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.6

Base Call Option Transaction Confirmation, dated as of February 11, 2014, between AMAG Pharmaceuticals, Inc. and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.7

Base Call Option Transaction Confirmation, dated as of February 11, 2014, between AMAG Pharmaceuticals, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.8

Base Warrants Confirmation, dated as of February 11, 2014, between AMAG Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.9

Base Warrants Confirmation, dated as of February 11, 2014, between AMAG Pharmaceuticals, Inc. and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.10

Base Warrants Confirmation, dated as of February 11, 2014, between AMAG Pharmaceuticals, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.11

Additional Call Option Transaction Confirmation, dated as of February 13, 2014, between AMAG Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.12

Additional Call Option Transaction Confirmation, dated as of February 13, 2014, between AMAG Pharmaceuticals, Inc. and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.13

Additional Call Option Transaction Confirmation, dated as of February 13, 2014, between AMAG Pharmaceuticals, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.14

Additional Warrants Confirmation, dated as of February 13, 2014, between AMAG Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865) (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.15

Additional Warrants Confirmation, dated as of February 13, 2014, between AMAG Pharmaceuticals, Inc. and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.16

Additional Warrants Confirmation, dated as of February 13, 2014, between AMAG Pharmaceuticals, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

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

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+                 Exhibits marked with a plus sign (“+”) are filed herewith.

++          Exhibits marked with a double plus sign (“++”) are furnished herewith.

*                 Exhibits marked with a single asterisk reference management contracts, compensatory plans or arrangements.

‡                 This exhibit includes a schedule identifying the other documents omitted and setting forth the material details in which such documents different from the exhibit, which is a form agreement, in reliance on Instruction 2 to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAG PHARMACEUTICALS, INC.

By:	/s/ William K. Heiden
William K. Heiden
President and Chief Executive Officer

Date: May 5, 2014

AMAG PHARMACEUTICALS, INC.

By:	/s/ Scott A. Holmes
Scott A. Holmes
Chief Accounting Officer,
Vice President of Finance and Investor Relations and Treasurer

Date: May 5, 2014

EXHIBIT INDEX

Exhibit Number		Description
4.1

Base Indenture, dated as of February 14, 2014, by and between AMAG Pharmaceuticals, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

4.2

First Supplemental Indenture, dated as of February 14, 2014, by and between AMAG Pharmaceuticals, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

4.3		Form of 2.50% Convertible Senior Note due 2019 (included in Exhibit 4.2)

4.4

Amendment to Rights Agreement, dated as of February 11, 2014, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.1	+

Supply Agrreement, dated February 7, 2014, by and between the Company and Takeda Pharmaceuticals International, GMBH A/S, an affiliate of Takeda Pharmaceutical Company Limited. (Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]. This exhibit has been filed separately with the SEC without any redactions pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended).

10.2*	+‡	Form of Employment Agreement between the Company and each executive officer of the Company (other than Mr. Heiden).

10.3*	+	Employment Agreement dated as of February 7, 2014 between the Company and Mr. Heiden.

10.4

Underwriting Agreement, dated as of February 11, 2014, among AMAG Pharmaceuticals, Inc. and J.P. Morgan Securities LLC, on its own behalf and as representative of the several underwriters named in Schedule 1 thereto (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.5

Base Call Option Transaction Confirmation, dated as of February 11, 2014, between AMAG Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.6

Base Call Option Transaction Confirmation, dated as of February 11, 2014, between AMAG Pharmaceuticals, Inc. and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.7

Base Call Option Transaction Confirmation, dated as of February 11, 2014, between AMAG Pharmaceuticals, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.8

Base Warrants Confirmation, dated as of February 11, 2014, between AMAG Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.9

Base Warrants Confirmation, dated as of February 11, 2014, between AMAG Pharmaceuticals, Inc. and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.10

Base Warrants Confirmation, dated as of February 11, 2014, between AMAG Pharmaceuticals, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.11

Additional Call Option Transaction Confirmation, dated as of February 13, 2014, between AMAG Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.12

Additional Call Option Transaction Confirmation, dated as of February 13, 2014, between AMAG Pharmaceuticals, Inc. and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.13

Additional Call Option Transaction Confirmation, dated as of February 13, 2014, between AMAG Pharmaceuticals, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.14

Additional Warrants Confirmation, dated as of February 13, 2014, between AMAG Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865) (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.15

Additional Warrants Confirmation, dated as of February 13, 2014, between AMAG Pharmaceuticals, Inc. and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

10.16

Additional Warrants Confirmation, dated as of February 13, 2014, between AMAG Pharmaceuticals, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed February 14, 2014, File No. 001-10865).

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

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+                 Exhibits marked with a plus sign (“+”) are filed herewith.

++          Exhibits marked with a double plus sign (“++”) are furnished herewith.

*                 Exhibits marked with a single asterisk reference management contracts, compensatory plans or arrangements.

‡                 This exhibit includes a schedule identifying the other documents omitted and setting forth the material details in which such documents different from the exhibit, which is a form agreement, in reliance on Instruction 2 to Item 601 of Regulation S-K.