Form 10-Q
period 2014-06-30
AMAG PHARMACEUTICALS INC.
filed 2014-08-05
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 21,958,224 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.
FORM 10-Q

PART I.         FINANCIAL INFORMATION

Item 1.  Financial Statements

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$202,057	$26,986
Investments	184,416	186,803
Accounts receivable, net	10,581	6,842
Inventories	21,969	17,217
Receivable from collaboration	230	278
Prepaid and other current assets	4,821	3,396
Restricted cash	—	2,883
Total current assets	424,074	244,405
Property and equipment, net	1,706	1,846
Intangible assets, net	16,740	16,844
Restricted cash	400	400
Other long-term assets	5,926	1,964
Total assets	$448,846	$265,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,525	$2,629
Accrued expenses	24,446	22,266
Deferred revenues	9,222	8,226
Total current liabilities	37,193	33,121
Long-term liabilities:
Convertible 2.5% senior notes, net	164,133	—
Deferred revenues	38,360	44,534
Acquisition-related contingent consideration	14,160	13,609
Other long-term liabilities	2,014	1,787
Total liabilities	255,860	93,051
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 58,750,000 shares authorized; 21,956,349 and 21,772,571 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	220	218
Additional paid-in capital	670,934	641,941
Accumulated other comprehensive loss	(3,259)	(3,491)
Accumulated deficit	(474,909)	(466,260)
Total stockholders’ equity	192,986	172,408
Total liabilities and stockholders’ equity	$448,846	$265,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
U.S. Feraheme product sales, net	$22,225	$17,456	$39,600	$33,034
License fee and other collaboration revenues	2,122	2,055	5,242	4,058
Other product sales and royalties	455	138	795	437
Total revenues	24,802	19,649	45,637	37,529
Costs and expenses:
Cost of product sales	2,743	3,145	5,580	6,087
Research and development expenses	4,540	4,049	11,038	9,453
Selling, general and administrative expenses	16,284	15,211	33,775	29,216
Total costs and expenses	23,567	22,405	50,393	44,756
Operating income (loss)	1,235	(2,756)	(4,756)	(7,227)
Other income (expense):
Interest expense	(3,051)	—	(4,527)	—
Interest and dividend income, net	253	256	518	527
Gains on sale of assets	2	566	102	865
Gains on investments, net	14	26	14	32
Total other income (expense)	(2,782)	848	(3,893)	1,424
Net loss	$(1,547)	$(1,908)	$(8,649)	$(5,803)

Net loss per share:
Basic and diluted	$(0.07)	$(0.09)	$(0.40)	$(0.27)

Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	21,925	21,603	21,875	21,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(1,547)	$(1,908)	$(8,649)	$(5,803)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period, net of tax	153	(612)	230	(709)
Reclassification adjustment for (gains) losses included in net loss	2	17	2	21
Net unrealized gains (losses) on securities	155	(595)	232	(688)
Total comprehensive loss	$(1,392)	$(2,503)	$(8,417)	$(6,491)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,649)	$(5,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	380	1,339
Amortization of premium/discount on purchased securities	1,256	1,369
Write-down of inventory to net realizable value	868	502
Non-cash equity-based compensation expense	4,207	4,221
Amortization of debt discount and debt issuance costs	2,652	—
Gains on sale of assets	(102)	(865)
Gains on investments, net	(14)	(32)
Change in fair value of contingent consideration	1,178	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,739)	(2,080)
Inventories	(2,567)	695
Receivable from collaboration	48	(105)
Prepaid and other current assets	(1,425)	555
Other long-term assets	1,137	—
Accounts payable and accrued expenses	(515)	(6,089)
Deferred revenues	(5,178)	(3,783)
Other long-term liabilities	227	(227)
Total adjustments	(1,587)	(4,500)
Net cash used in operating activities	(10,236)	(10,303)

Cash flows from investing activities:
Proceeds from sales or maturities of investments	48,706	63,767
Purchase of investments	(47,329)	(69,653)
Acquisition of MuGard Rights and inventory	—	(3,434)
Proceeds from sale of assets	102	977
Capital expenditures	(135)	—
Change in restricted cash	2,883	(400)
Net cash provided by (used in) investing activities	4,227	(8,743)

Cash flows from financing activities:
Payment of contingent consideration	(90)	—
Proceeds from issuance of convertible debt	200,000	—
Payment of debt issuance costs	(6,711)	—
Proceeds from issuance of warrants	25,620	—
Purchase of convertible bond hedges	(39,760)	—
Proceeds from the exercise of stock options	2,021	379
Proceeds from the issuance of common stock under ESPP	—	176
Net cash provided by financing activities	181,080	555

Net increase (decrease) in cash and cash equivalents	175,071	(18,491)
Cash and cash equivalents at beginning of the period	26,986	46,293
Cash and cash equivalents at end of the period	$202,057	$27,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

A.               Description of Business

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a specialty pharmaceutical company that markets Feraheme® (ferumoxytol) Injection for Intravenous, or IV, use to treat iron deficiency anemia, or IDA, and MuGard® Mucoadhesive Oral Wound Rinse, for the management of oral mucositis.

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

Outside of the U.S., ferumoxytol has been granted marketing approval in Canada, Switzerland and the European Union, or EU, for use as an IV iron replacement therapy for the treatment of IDA in adult patients with CKD. In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, which was amended in June 2012, or the Amended Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda. Under the Amended Takeda Agreement, Takeda has an exclusive license to market and sell ferumoxytol in Canada, the EU and Switzerland, as well as certain other geographic territories. The European marketing authorization for Rienso in the EU is valid in the 28 EU Member States as well as in Iceland, Liechtenstein and Norway. In Canada, Takeda promotes ferumoxytol under the trade name Feraheme and in the EU and Switzerland, Takeda promotes ferumoxytol under the trade name Rienso®.

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

B.               Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position and results of operations of the Company for the interim periods presented. Such adjustments consisted only of normal recurring items. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP.

In accordance with GAAP for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Interim results are not necessarily indicative of the results of operations for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used in, but are not limited to, revenue recognition related to product sales and collaboration agreements, product sales allowances and accruals, assessing investments for potential other-than-temporary impairment, determining the fair values of our investments, assets acquired in a business combination, debt obligations, and contingent consideration, the impairment of long-lived assets, including intangible assets, accrued expenses, and equity-based compensation expense. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of cash held in commercial bank accounts, money market funds and U.S. Treasury securities having an original maturity of less than three months. We consider all highly liquid investments with a maturity of three months or less as of the acquisition date to be cash equivalents. At June 30, 2014, substantially all of our cash and cash equivalents were held in either commercial bank accounts or money market funds.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany account balances and transactions between the companies have been eliminated.

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

Revenue Recognition and Related Sales Allowances and Accruals

An analysis of our U.S. Feraheme product sales allowances and accruals for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Provision for U.S. Feraheme product sales allowances and accruals
Discounts and chargebacks	$13,415	$9,227
Government and other rebates	3,952	2,732
Returns	146	239
Total provision for U.S. Feraheme product sales allowances and accruals	17,513	12,198

Total gross U.S. Feraheme product sales	$39,738	$29,654

Total provision for U.S. Feraheme product sales allowances and accruals as a percent of total gross U.S. Feraheme product sales	44%	41%

	Six Months Ended June 30,
	2014	2013
Provision for U.S. Feraheme product sales allowances and accruals
Discounts and chargebacks	$23,948	$16,720
Government and other rebates	7,139	5,119
Returns	372	432
Total provision for U.S. Feraheme product sales allowances and accruals	31,459	22,271

Total gross U.S. Feraheme product sales	$71,059	$55,305

Total provision for U.S. Feraheme product sales allowances and accruals as a percent of total gross U.S. Feraheme product sales	44%	40%

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

We record an estimate of returns at the time of sale. If necessary, our estimated rate of returns may be adjusted for actual return experience as it becomes available and for known or expected changes in the marketplace. During the six months ended June 30, 2014, we reduced our reserve for product returns by $0.2 million due to the lapse of the product return period on certain manufactured Feraheme lots. We did not significantly adjust our reserve for product returns during the six months ended June 30, 2013. To date, returns of Feraheme have been relatively limited and returns experience may change over time. A future adjustment to our product returns estimate would result in a corresponding change to our net product sales in the period of adjustment and could be significant.

In addition, as part of our sales allowances and accruals, we reserve for estimated Medicaid rebates associated with instances where Medicaid will act as the insurer and for which we are required to pay a statutory rebate to Medicaid. We regularly assess our Medicaid reserve balance and the rate at which we accrue for claims against product sales. We did not adjust our Medicaid reserve balance during the six months ended June 30, 2014 or 2013. If we determine in future periods that our actual rebate experience is not indicative of expected claims, if our actual claims experience changes, or if other factors affect estimated claims rates, we may be required to adjust our current Medicaid accumulated reserve estimate, which would affect our net product sales in the period of the adjustment and could be significant.

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, investments, and accounts receivable. As of June 30, 2014, our cash, cash equivalents and investments amounted to approximately $386.5 million. We currently invest our excess cash primarily in U.S. government and agency money market funds, and investments in corporate debt securities, U.S. treasury and government agency securities, and commercial paper. As of June 30, 2014, we had approximately $196.8 million of our total $202.1 million cash and cash equivalents balance invested in institutional money market funds, of which $179.9 million was invested in a single fund.

Our operations are located solely within the U.S. We are focused principally on developing, manufacturing, and commercializing Feraheme/Rienso and commercializing MuGard. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
AmerisourceBergen Drug Corporation	38%	43%
McKesson Corporation	25%	23%
Cardinal Health, Inc.	17%	15%
Takeda Pharmaceuticals Company Limited	10%	11%

In addition, approximately 27% and 32% of our end-user demand during the six months ended June 30, 2014 and 2013, respectively, was generated by members of a single group purchasing organization, or GPO, with which we have contracted. Revenues from customers outside of the U.S. amounted to approximately 12% of our total revenues for each of the six months ended June 30, 2014 and 2013 and were principally related to collaboration revenue recognized in connection with our collaboration agreement with Takeda, which is headquartered in Japan.

We are currently solely dependent on a single supply chain for our Feraheme/Rienso drug substance and finished drug product. We would be exposed to a significant loss of revenue from the sale of Feraheme/Rienso if our suppliers and/or manufacturers cannot fulfill demand for any reason.

C.                                    Investments

As of June 30, 2014 and December 31, 2013, our investments equaled $184.4 million and $186.8 million, respectively, and consisted of securities classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in debt and equity securities.

The following is a summary of our investments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$41,237	$68	$(4)	$41,301
Due in one to three years	89,780	210	(17)	89,973
U.S. treasury and government agency securities
Due in one year or less	18,848	31	—	18,879
Due in one to three years	32,717	51	(5)	32,763
Commercial paper
Due in one year or less	1,500	—	—	1,500
Total investments	$184,082	$360	$(26)	$184,416

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$42,609	$44	$(4)	$42,649
Due in one to three years	91,443	137	(106)	91,474
U.S. treasury and government agency securities
Due in one year or less	18,526	19	—	18,545
Due in one to three years	34,123	37	(25)	34,135
Total investments	$186,701	$237	$(135)	$186,803

Impairments and Unrealized Gains and Losses on Investments

We did not recognize any other-than-temporary impairment losses in our condensed consolidated statements of operations related to our securities during any of the three or six month periods ended June

30, 2014 and 2013. We considered various factors, including the length of time that each security was in an unrealized loss position and our ability and intent to hold these securities until the recovery of their amortized cost basis occurs. As of June 30, 2014, an insignificant portion of our investments has been in an unrealized loss position for more than one year. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and which may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

Realized Gains and Losses on Investments

Gains and losses are determined on the specific identification method. Realized gains were insignificant during the three and six months ended June 30, 2014 and 2013.

D.                                    Fair Value Measurements

The following tables represent the fair value hierarchy as of June 30, 2014 and December 31, 2013 for those assets and liabilities that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$196,826	$196,826	$—	$—
Corporate debt securities	131,274	—	131,274	—
U.S. treasury and government agency securities	51,642	—	51,642	—
Commercial paper	1,500	—	1,500	—
Total Assets	$381,242	$196,826	$184,416	$—
Liabilities:
Acquisition-related contingent consideration	$15,741	—	—	15,741
Total Liabilities	$15,741	$—	$—	$15,741

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$18,767	$18,767	$—	$—
Corporate debt securities	134,123	—	134,123	—
U.S. treasury and government agency securities	52,680	—	52,680	—
Total Assets	$205,570	$18,767	$186,803	$—
Liabilities:
Acquisition-related contingent consideration	$14,550	$—	$—	$14,550
Total Liabilities	$14,550	$—	$—	$14,550

With the exception of our money market funds and our acquisition-related contingent consideration, the fair value of our investments is primarily determined from independent pricing services. Independent pricing services normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analyses of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2014. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the six months ended June 30, 2014.

Contingent consideration

We are accounting for the acquisition of the MuGard Rights as a business combination under the acquisition method of accounting. Additional details regarding the Access License Agreement and the MuGard Rights can be found in Note H, “Business Combination.” The fair value measurements of contingent consideration obligations arising from business combinations are determined using unobservable, or Level 3, inputs. These inputs include (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents a reconciliation of contingent consideration obligations related to our acquisition of the MuGard Rights measured on a recurring basis using Level 3 inputs as of June 30, 2014 (in thousands):

Balance as of December 31, 2013	$14,550
Payments made	(90)
Adjustments to fair value of contingent consideration	1,178
Other adjustments	103
Balance as of June 30, 2014	$15,741

During the three and six months ended June 30, 2014, we recorded an expense of $0.4 million and $1.2 million, respectively, related to the increase in fair value of the contingent consideration liability. This expense principally represents the time value of money impact of the contingent consideration fair value assessment as of June 30, 2014 and is included in selling, general and administrative expenses in our condensed consolidated statements of operations. As of June 30, 2014, we estimate that the undiscounted royalty amounts we could pay under the Access License Agreement may range from $28.0 million to $34.0 million over a ten year period beginning on the Acquisition Date, which is our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived. This measure is based on significant Level 3 inputs not observable in the market. Key assumptions include a discount rate of approximately 15%. We have classified $1.6 million of the contingent consideration as a short-term liability, which was included in accrued expenses in our condensed consolidated balance sheet as of June 30, 2014.

Debt

In February 2014, we issued $200.0 million of 2.5% convertible senior notes due February 15, 2019, or the Convertible Notes. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. As of June 30, 2014, the fair value of our Convertible Notes was $211.3 million, which differs from their carrying values. The fair value of our Convertible Notes is influenced by interest rates and our stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading, which are Level 2 inputs. In addition, in connection with the pricing of the Convertible Notes, we entered into convertible bond hedge transactions, or convertible bond hedges, and separate warrant transactions, or warrants, as discussed in more detail in Note P, “Debt.”

E.            Accounts Receivable, Net

Our net accounts receivable were $10.6 million and $6.8 million as of June 30, 2014 and December 31, 2013, respectively, and primarily represented amounts due from wholesalers and distributors to whom we sell Feraheme directly. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts.

Customers which represented greater than 10% of our accounts receivable balances as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
AmerisourceBergen Drug Corporation	44%	43%
McKesson Corporation	29%	29%
Cardinal Health, Inc.	20%	19%

F.             Inventories

Our major classes of inventories were as follows as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$4,348	$3,157
Work in process	7,873	8,322
Finished goods	9,748	5,738
Total inventories	$21,969	$17,217

During the six months ended June 30, 2014, we expensed $0.6 million of commercial inventory, which we determined would be solely used in development activities at our third-party suppliers, which we have recorded in research and development expenses. In addition, we expensed $0.3 million of commercial inventory deemed no longer saleable, which we have recorded in cost of goods sold.

G.           Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013

Furniture and fixtures	$1,500	$1,536
Leasehold improvements	430	430
Laboratory and production equipment	493	376
	2,423	2,342
Less - accumulated depreciation	(717)	(496)
Property and equipment, net	$1,706	$1,846

H.           Business Combination

As part of our strategy to expand our portfolio with additional commercial-stage products, in June 2013, we entered into the Access License Agreement pursuant to which we obtained an exclusive, royalty-bearing license, with the right to grant sublicenses, to certain intellectual property rights, including know-how, patents and trademarks, to use, import, offer for sale, sell, manufacture and commercialize MuGard in the U.S. Territory for the management of all diseases or conditions of the oropharyngeal cavity, including mucositis.

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

Transaction costs were not included as a component of consideration transferred and were expensed as incurred. We incurred approximately $0.8 million of acquisition-related costs in the second quarter of 2013. These costs were primarily related to professional and legal fees and were included in selling, general and administrative expenses in our condensed consolidated statements of operations for the three and six months ended June 30, 2013.

I.                   Intangible Assets, Net

In June 2013, we acquired the MuGard Rights from Access and recorded $16.9 million to finite-lived intangible assets based on the estimated fair value of the MuGard Rights as of the Acquisition Date.

We amortize the MuGard Rights using an economic consumption model over ten years from the Acquisition Date, which represents our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived. We believe this is the best approximation of the period over which we will derive the majority of value of the MuGard Rights. We recorded approximately $0.1 million of amortization related to the MuGard Rights in cost of product sales in our condensed consolidated statements of operations for the three and six months ended June 30, 2014 and as a result, our intangible asset related to the MuGard Rights was $16.7 million as of June 30, 2014.

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

For the six months ended June 30, 2014 and 2013, we did not recognize any tax expense or benefit due to our continued net operating loss position. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

The interest expense related to the Convertible Notes is deductible for income tax purposes, subject to certain limitations.

K.           Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning Balance	$(3,414)	$(3,340)	$(3,491)	$(3,247)
Other comprehensive income (loss) before reclassifications	153	(622)	230	(709)
Gain reclassified from other accumulated comprehensive loss	2	27	2	21
Ending Balance	$(3,259)	$(3,935)	$(3,259)	$(3,935)

The amounts reclassified from other comprehensive loss for the three and six months ended June 30, 2014, primarily represented realized gains on investments, which are included in our condensed consolidated statement of operations under “Gains on investments, net.”

L.            Net Loss per Share

We compute basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the relevant period.

In February 2014, in connection with the issuance of the Convertible Notes, we entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments we are required to make upon conversion of the Convertible Notes. See Note P, “Debt,” for additional information. As we have a choice to settle the conversion obligation under the Convertible Notes in cash, shares or any combination of the two, we currently intend to settle the accreted principal value of the Convertible Notes in cash and the excess conversion premium in shares. While the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method, the accreted principal value of the Convertible Notes will not be included in the calculation of diluted income per share, as we intend to settle this in cash.

The components of basic and diluted net loss per share for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(1,547)	$(1,908)	$(8,649)	$(5,803)
Weighted average common shares outstanding	21,925	21,603	21,875	21,574
Net loss per share:
Basic and diluted	$(0.07)	$(0.09)	$(0.40)	$(0.27)

The following table sets forth the potential common shares issuable upon the exercise of outstanding options, the vesting of restricted stock units, or RSUs, and warrants (prior to consideration of the treasury stock method), which were excluded from our computation of diluted net loss per share because such instruments were anti-dilutive for the six months ended June 30, 2014 and 2013 since we were in a net loss position for both periods presented (in thousands):

	Six Months Ended June 30,
	2014	2013
Options to purchase shares of common stock	3,210	2,763
Shares of common stock issuable upon the vesting of restricted stock units	517	491
Warrants	7,382	—
Total	11,109	3,254

We have determined that we have the intent and ability to settle the debt component of the Convertible Notes in cash and the excess conversion spread in shares. Therefore, the effect of the Convertible Notes reflected in diluted earnings per share is limited to the conversion premium, which is reflected in the calculation of diluted earnings per share as if it were a freestanding written call option on our shares. During the six months ended June 30, 2014, the weighted average common stock price was below the conversion price of the Convertible Notes, and thus there would be no shares issuable under the conversion premium. As such, no shares have been presented in the table above.

The dilutive effect of the stock options, RSUs, and warrants is calculated using the treasury stock method. During the six months ended June 30, 2014, the weighted average common stock price was below the exercise price of the warrants.

M.            Equity-Based Compensation

We currently maintain two equity compensation plans, our Third Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, and our Amended and Restated 2000 Stock Plan, or the 2000 Plan (under which we no longer grant awards). During the six months ended June 30, 2014, we also granted equity to certain newly hired executive officers through inducement grants outside of these plans.

Third Amended and Restated 2007 Equity Incentive Plan

Our 2007 Plan was originally approved by our stockholders in November 2007. In each of May 2009, May 2010, and May 2013 our stockholders approved proposals to amend and restate our 2007 Plan to, among other things, increase the number of shares authorized for issuance thereunder by 600,000, 800,000 and 1,100,000 shares, respectively.

As of June 30, 2014, we have granted options and RSUs covering 7,235,184 shares of common stock under our 2007 Plan, of which 2,880,197 stock options and 667,924 RSUs have expired or terminated, and of which 253,055 options have been exercised and 518,946 shares of common stock have been issued pursuant to RSUs that became fully vested. The number of options and RSUs outstanding under this plan as of June 30, 2014, was 2,592,384 and 322,678, respectively. The remaining number of shares available for future grants as of June 30, 2014 was 1,571,831, not including shares subject to outstanding awards under the 2000 Plan, which will be added to the total number of shares available for issuance under the 2007 Plan to the extent that such awards expire or terminate for any reason prior to exercise. All outstanding stock options granted under our 2007 Plan have an exercise price equal to the closing price of a share of our common stock on the grant date and have either a seven or ten-year term.

Amended and Restated 2000 Stock Plan

Our 2000 Plan provided for the grant of options and other equity-based awards to our directors, officers, employees and consultants. As of June 30, 2014, we have granted stock options and RSUs covering 2,182,700 shares of common stock under the 2000 Plan, of which 1,034,339 stock options and 1,500 RSUs have expired or terminated, and of which 1,052,045 stock options have been exercised and 42,500 shares of common stock have been issued pursuant to RSUs that became fully vested. The remaining number of shares underlying outstanding stock options which were issued pursuant to our 2000 Plan as of June 30, 2014, was 52,316. There were no remaining RSUs which were issued pursuant to our 2000 Plan as of June 30, 2014. All outstanding stock options granted under the 2000 Plan have an exercise price equal to the closing price of our common stock on the grant date and have a ten year term. In November 2007, the 2000 Plan was succeeded by our 2007 Plan and, accordingly, no further grants may be made under this plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan.

Other Equity Compensation Grants

During the six months ended June 30, 2014, our Board granted options to purchase 125,000 shares of our common stock to certain new-hire members of our senior management to induce them to accept employment with us. These options were granted at an exercise price equal to the fair market value of a share of our common stock on the respective grant dates. The options will be exercisable in four equal annual installments beginning on the first anniversary of the respective grant dates. In addition, during the six months ended June 30, 2014, our Board granted 55,000 RSUs to certain new-hire members of our senior management to induce them to accept employment with us. These grants will vest in four equal annual installments beginning on the first anniversary of the respective grant dates. The foregoing grants were made pursuant to inducement grants outside of our 2007 Plan as permitted under the NASDAQ Global Market rules. We assessed the terms of these awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied. During 2012, we began issuing grants pursuant to inducement grants outside of our 2007 Plan as permitted under the NASDAQ Global Market rules. Since then, we have issued a total of 965,000 shares of common stock pursuant to inducement grants outside of our 2007 Plan, of which 101,250 stock options and 41,250 RSUs have been forfeited and of which 28,750 options have been exercised and 33,750 shares of common stock have been issued pursuant to RSUs that became fully vested.

Equity-based compensation expense

Equity-based compensation expense for the three and six months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of product sales	$29	$35	$57	$58
Research and development	359	365	808	1,297
Selling, general and administrative	1,889	1,539	3,342	2,866
Total equity-based compensation expense	$2,277	$1,939	$4,207	$4,221

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

N.               Commitments and Contingencies

Legal Proceedings

We accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. We review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced below, the liability is not probable or the amount cannot be reasonably estimated and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of material loss is at least reasonably possible, we will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, we will provide disclosure to that effect.

A purported class action complaint was originally filed on March 18, 2010 in the U.S. District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Chief Financial Officer, the then-members of our Board, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged omissions in a registration statement filed in January 2010. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11 and 15, 2011, respectively, the District Court issued an Opinion and Order dismissing the SAC with prejudice for failure to state a claim upon which relief could be granted. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit, or the Court of Appeals. The Court of Appeals heard oral argument on May 11, 2012. On February 4, 2013, the Court of Appeals affirmed in part and reversed in part the District Court’s Opinion and Order and remanded the case to the District Court. On February 19, 2013, we filed a Petition for Panel Rehearing and Rehearing En Banc, which was denied on March 15, 2013. On March 22, 2013, we filed a Motion to Stay the Mandate remanding the case to the District Court pending review by the U.S. Supreme Court of the Court of Appeals’ February 4, 2013 decision. The Court of Appeals granted the Motion to Stay the Mandate on April 8, 2013. On June 13, 2013, we filed a Petition for a Writ of Certiorari, or the Petition, with the U.S. Supreme Court seeking review of the Court of Appeal’s decision and to have that decision overturned. On October 7, 2013 the U.S. Supreme Court denied our Petition, resulting in the case’s return to the District Court for further proceedings relative to the SAC’s surviving claims. On November 6, 2013, we filed a renewed Motion to Dismiss the SAC’s surviving claims. On December 6, 2013, the plaintiffs filed a brief in opposition to our Motion to Dismiss and we filed a reply brief in support of our Motion on December 27, 2013. On April 7, 2014, the District Court denied our renewed Motion to Dismiss. On May 7, 2014, the parties filed a joint status report with the District Court in advance of a status conference held on May 14, 2014. All defendants filed answers and affirmative defenses to the pending complaint on May 19, 2014. On June 6, 2014, the parties requested the District Court to stay the proceedings, which the Court allowed on June 9, 2014. Subsequently, the District Court set August 15, 2014 as the date by which all associated motion papers and other documents are to be filed. We are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with this matter, if any, and have therefore not recorded any potential estimated liability as we do not believe that such a liability is probable nor do we believe that a range of loss is currently estimable.

In July 2010, Sandoz GmbH, or Sandoz, filed with the European Patent Office, or the EPO, an opposition to a previously issued patent which covers ferumoxytol in EU jurisdictions. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked this patent. In December 2012, our notice of appeal of that decision was recorded with the EPO, which also suspended the revocation of our patent. On May 13, 2013, we filed a statement of grounds of appeal and on September 27, 2013, Sandoz filed a response to that statement. We filed a reply to that response on March 17, 2014. We will continue to defend the validity of this patent throughout the appeals process, which we expect to take two to three years. However, in the event that we do not experience a successful outcome from the appeals process, under EU regulations ferumoxytol would still be entitled to eight years of data protection and ten years of market exclusivity from the date of approval, which we believe would create barriers to entry for any generic version of ferumoxytol into the EU market until sometime between 2020 and 2022. This decision had no impact on our revenues for the six months ended June 30, 2014. However, any future unfavorable outcome in this matter could negatively affect the magnitude and timing of future revenues, including royalties and milestone payments we may receive from Takeda pursuant to our collaboration agreement with Takeda. We do not expect to incur any related liability regardless of the outcome of the appeal and therefore have not recorded any liability as of June 30, 2014. We continue to believe the patent is valid and intend to vigorously appeal the decision.

We may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us at June 30, 2014. We expense legal costs as they are incurred.

O.           Collaborative Agreements

Our commercial strategy includes the formation of collaborations with other pharmaceutical companies to facilitate the sale and distribution of Feraheme/Rienso, primarily outside of the U.S., as well as expanding our portfolio through the in-license or acquisition of additional pharmaceutical products or companies, including revenue-generating commercial products and late-stage development assets. As of June 30, 2014, we were a party to the following collaborations:

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

In addition, the remaining milestone payments we may be entitled to receive under the Amended Takeda Agreement could over time equal up to $186.0 million. For any milestone payments we may receive based upon the approval by certain regulatory agencies, we have determined that these will be deemed substantive milestones and, therefore, will be accounted for as revenue in the period in which they are achieved. We have also determined that any non-substantive milestone payments will be accounted for in accordance with our revenue attribution method for the upfront payment, as described above. During the three and six months ended June 30, 2014, we recorded $2.0 million and $3.9 million, respectively, in revenues associated with the amortization of the upfront payments in license fee and other collaboration revenues in our condensed consolidated statement of operations. As of June 30, 2014, we had approximately $45.4 million remaining in deferred revenues related to the $61.0 million in upfront payments and the $18.0 million in non-substantive milestone payments previously received from Takeda, of which $7.9 million was classified as short-term and $37.5 million was classified as long-term. Any potential non-substantive milestone payments that may be received in the future will be recognized as revenue on a cumulative catch up basis when they become due and payable.

Under the terms of the Amended Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket regulatory and clinical trial supply costs associated with carrying out our regulatory and clinical research activities under the collaboration agreement. Because we are acting as the principal in carrying out these services, any reimbursement payments received from Takeda are recorded in license fee and other collaboration revenues in our condensed consolidated statement of operations to match the costs that we incur during the period in which we perform those services. We recorded $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively, associated with other reimbursement revenues received from Takeda.

At the time of shipment, we defer recognition of all revenue for Feraheme/Rienso sold to Takeda in our condensed consolidated balance sheets. We recognize revenues from product sales to Takeda, the related cost of goods sold, and any royalty revenues due from Takeda, in our condensed consolidated statement of operations at the time Takeda reports to us that sales have been made to its customers. During the three and six months ended June 30, 2014, we recognized $0.2 million and $0.4 million, respectively, in product sales and royalty revenue related to the Amended Takeda Agreement and we have included this revenue in other product sales and royalties in our condensed consolidated statement of operations. As of June 30, 2014, we had approximately $2.2 million in deferred revenue related to product shipped to Takeda but not yet sold through to Takeda’s customers, of which $1.3 million was classified as short-term and $0.9 million was classified as long-term. In addition, we had $2.0 million in deferred cost of product sales, of which $1.2 million was classified as short-term and $0.8 million was classified as long-term. These deferred revenue and deferred cost of product sales are recorded in our condensed consolidated balance sheet as of June 30, 2014.

In February 2014, we entered into a Supply Agreement with Takeda pursuant to which we will sell Feraheme/Rienso to Takeda to meet Takeda’s requirements for commercial use of Feraheme/Rienso in the licensed territory. Under the Supply Agreement, Takeda is obligated to periodically provide us with demand forecasts of Takeda’s future Feraheme/Rienso requirements, which will direct the forecasting and ordering process as well as our supply obligations. Takeda may order Feraheme/Rienso for commercial use in excess of the forecasts, which we agreed to use commercially reasonable efforts to supply. In addition, the Supply Agreement provides the minimum quantity of Feraheme/Rienso that shall be ordered in each purchase order for commercial supply. Takeda shall have the right to use the Feraheme/Rienso ordered under the Supply Agreement for clinical use, provided that the product be subject to all of the terms of the Supply Agreement, including commercial specifications. Takeda shall be solely responsible for labeling and packaging vials of the product in accordance with the terms of the Supply Agreement and the Amended Takeda Agreement. If we are unable, for any reason beyond our reasonable control (including an unanticipated increase in demand beyond the production capacity of the manufacturing sites), to supply sufficient quantities of Feraheme/Rienso, we agree to promptly establish an allocation procedure with respect to the available supply of Feraheme/Rienso for the licensed territory and outside the licensed territory. Takeda may obtain Feraheme/Rienso from a designated second source established by us if necessary to meet increased demand, or upon the occurrence of certain defined insolvency events. If we are unable to perform our supply obligations under the Supply Agreement after a negotiated period of time following an insolvency event, Takeda can seek permanent alternative supply sources and the parties’ supply and purchase obligations under the Supply Agreement will terminate. The Supply Agreement provides that it will otherwise remain in place for the duration of the Amended Takeda Agreement.

In addition, the Supply Agreement provides pricing terms and provides that Takeda will reimburse us for certain capital expenditures and shall pay us a per-vial manufacturing fee. The Supply Agreement also specifies cost-sharing arrangements relating to future process changes or improvements to the manufacturing process for Feraheme/Rienso. We generally agree to indemnify Takeda and its affiliates for damages resulting from the willful misconduct or gross negligence by us or a designated second source with respect to the manufacture of Feraheme/Rienso, or resulting from our breach of the Supply Agreement. Takeda generally agrees to indemnify us, our affiliates and any designated second source for damages resulting with respect to the manufacture of Feraheme/Rienso by Takeda or its affiliates, or resulting from Takeda’s breach of the Supply Agreement. The Supply Agreement includes quality control and testing terms, representations and warranties of the parties and other provisions customary for an agreement of this type.

3SBio, Inc.

In 2008, we entered into a Collaboration and Exclusive License Agreement with 3SBio Inc., or 3SBio, for the development and commercialization of Feraheme as an IV iron replacement therapeutic agent in China. In consideration of the grant of the license, we received an upfront payment of $1.0 million. In January 2014, we mutually terminated the agreement with 3SBio, effective immediately, due to the fact that, despite the best efforts of the parties, regulatory approval in China could not be obtained within the agreed upon time period. During the six months ended June 30, 2014, we recognized the $1.0 million upfront payment into revenue as we have no future continuing obligations and have included it in license fee and other collaboration revenues in our condensed consolidated statement of operations.

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

Our outstanding convertible note balances as June 30, 2014 consisted of the following (in thousands):

June 30, 2014
Liability component:
Principal	$200,000
Less: debt discount, net	(35,867)
Net carrying amount	$164,133

Equity component	$38,188

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

We determined the expected life of the debt was equal to the five year term on the Convertible Notes. As of June 30, 2014, the carrying value of the Convertible Notes was $164.1 million and the fair value of the principal was $211.3. The effective interest rate on the liability component was 7.23% for the period from the date of issuance through June 30, 2014. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Contractual interest expense	$1,250	$1,875
Amortization of debt issuance costs	228	330
Amortization of debt discount	1,573	2,322
Total interest expense	$3,051	$4,527

Convertible Bond Hedge and Warrant Transactions

In connection with the pricing of the Convertible Notes and in order to reduce the potential dilution to our common stock and/or offset cash payments due upon conversion of the Convertible Notes, on February 11, 2014 and February 13, 2014, we entered into convertible bond hedge transactions covering approximately 7.4 million shares of our common stock underlying the $200.0 million aggregate principal amount of the Convertible Notes, including the exercise of the over-allotment option, with JPMorgan Chase Bank, National Association, London Branch, Morgan Stanley & Co. International plc and Royal Bank of Canada, or together the Call Spread Counterparties. The convertible bond hedges have an exercise price of approximately $27.09 per share, subject to adjustment upon certain events, and are exercisable when and if the Convertible Notes are converted. If upon conversion of the Convertible Notes, the price of our common stock is above the exercise price of the convertible bond hedges, the Call Spread Counterparties will deliver shares of our common stock and/or cash with an aggregate value approximately equal to the difference between the price of our common stock at the conversion date and the exercise price, multiplied by the number of shares of our common stock related to the convertible bond hedges being exercised. The convertible bond hedges are separate transactions entered into by us and are not part of the terms of the Convertible Notes or the warrants, discussed below. Holders of the Convertible Notes will not have any rights with respect to the convertible bond hedges. We paid $39.8 million for these convertible bond hedges and recorded this amount as a reduction to additional paid-in capital, net of tax, in the first quarter of 2014.

At the same time, we also entered into separate warrant transactions with each of the Call Spread Counterparties relating to, in the aggregate, approximately 7.4 million shares of our common stock underlying the $200.0 million aggregate principal amount of the Convertible Notes, including the exercise of the over-allotment option. The initial exercise price of the warrants is $34.12 per share, subject to adjustment upon certain events, which is 70% above the last reported sale price of our common stock of $20.07 on February 11, 2014. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock, as measured under the terms of the warrants, exceeds the applicable exercise price of the warrants. The warrants were issued to the Call Spread Counterparties pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended. We received $25.7 million for these warrants and recorded this amount to additional paid-in capital in the first quarter of 2014.

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

Q.           Stockholders’ Equity

In connection with the pricing of the Convertible Notes, on February 11, 2014, we and American Stock Transfer & Trust Company, LLC, or the Rights Agent, entered into an amendment, or the Amendment, to the our shareholder rights plan, or the Rights Agreement, dated as of September 4, 2009, between us and the Rights Agent. The Amendment, among other things, provides that, notwithstanding anything in the Rights Agreement to the contrary, each Call Spread Counterparty shall be deemed not to beneficially own any common shares underlying, or synthetically owned pursuant to, any Warrant held by such Call Spread Counterparty, any common shares held by such Call Spread Counterparty (or any affiliate thereof) to hedge its exposure with respect to the convertible bond hedges and warrants, any common shares underlying, or synthetically owned pursuant to, any Derivative Securities (as such term is defined in the Rights Agreement), including the Convertible Notes, held, or entered into, by such Call Spread Counterparty (or any affiliate thereof) to hedge its exposure with respect to the convertible bond hedges and warrants or any Convertible Notes held by such Call Spread Counterparty (or any affiliate thereof) in its capacity as underwriter in the notes offering.

Total stockholders’ equity increased $20.6 million compared to December 31, 2013. This increase was primarily driven by $38.2 million allocated to the equity portion of our Convertible Notes, as described in Note P, “Debt,” $4.2 million in stock-based compensation expense and $2.0 million from the exercise of stock options. These increases were partially offset by our net loss of $8.6 million, $14.1 million paid for the cost of the convertible bond hedges, net of the sale of warrants, and $1.3 million in debt issuance costs that were allocated to the equity component of the Convertible Notes, also described further in Note P “Debt.”

R.                                    Recently Issued and Proposed Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 (fiscal 2017) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the effect of adopting this new accounting guidance and are uncertain at this point of the impact on our results of operations, cash flows or financial position.

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

Examples of forward-looking statements contained in this report include, among others, statements regarding the following: our plan to grow Feraheme in the U.S. chronic kidney disease market and through international expansion, IV iron market expansion and potential label expansion; the expansion of our portfolio through the in-license or acquisition of additional pharmaceutical products or companies and late-stage development assets, the amount of resources that we intend to dedicate to the commercialization of Feraheme/Rienso; our beliefs about the market opportunities for Feraheme; expectations regarding our supplemental New Drug Application for Feraheme and our plans for addressing the complete response letter from the FDA and the path forward for Feraheme in the broad iron deficiency anemia patient population; expectations regarding feedback from and discussions with the FDA; the timing of the opinion of the Committee for Medicinal Products for Human Use and the related decision by the European Commission regarding Takeda Pharmaceutical Company Limited’s application for Type II Variation of the marketing authorization for Rienso in the EU; our proposed or potential future label changes; our expectations regarding the timing for enrollment in and commencement of our pediatric studies and a post-approval trial to assess the safety and efficacy of repeat doses of Feraheme for the treatment of iron deficiency anemia; our expectation of costs to be incurred in connection with and revenue sources to fund our future operations; our expectation for the patient population for Feraheme in the U.S.; our expectations regarding the success of our collaboration with Takeda Pharmaceutical Company Limited, including any potential milestone payments, product sales or royalties we may receive; our expectations regarding the manufacture of all Feraheme/Rienso drug substance and drug product at our third-party manufacturers; our expectations regarding customer returns and other revenue-related reserves and accruals; expectations regarding the marketing authorization for Rienso in the EU that may result from the review by the Committee for Medicinal Products for Human Use of IV iron-containing medications used to treat iron deficiency anemia; our expectations regarding the validity of our European ferumoxytol patent and timing of the appeals process; our expectations regarding government regulations, including the Branded Drug Fee under the Healthcare Reform Act and the Medicare reimbursement rate for Feraheme and estimates for Medicaid rebates; our expectations regarding our license fee and other collaboration revenues; expected customer mix and utilization rates; our beliefs concerning the mix of non-dialysis patients who were administered IV iron in the U.S. in 2013; the impact of volume rebates and other incentives; provider purchase patterns and use of competitive products; expectations regarding MuGard and our license arrangement with Access Pharmaceuticals, Inc.; the valuation of certain intangible assets, contingent consideration, debt and other assets and liabilities, including our methodology and assumptions regarding fair value measurements; our gross-to-net sales adjustments; our expectations regarding competitive pressures and the impact on growth on our product sales; expectations regarding our Citizen Petition; our expectations regarding sales and royalties; our expectations regarding the costs of sales and costs of royalties; our plans regarding manufacturing; our expectations for product sales and fluctuations in net revenue per gram of Feraheme and our costs of product sales as a percentage of net product sales and royalties, our research and development expenses, external expenses and the timing of our planned research and development projects, and selling, general and administrative expenses; expectations for our debt, including the Convertibles Notes and use of proceeds; the impact of our Convertible Notes, and the convertible bond hedges and warrants, on a potential change in control transaction; our belief regarding the potential impact of the adoption of newly issued and future accounting guidance on our financial statements; our expectations for our cash, revenue, cash equivalents and investments balances and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.

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

Overview

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a specialty pharmaceutical company that markets Feraheme® (ferumoxytol) Injection for Intravenous, or IV, use to treat iron deficiency anemia, or IDA, in adult patients with chronic kidney disease, or CKD, and MuGard® Mucoadhesive Oral Wound Rinse for the management of oral mucositis. Along with driving continued growth of our products, we intend to continue to expand our portfolio through the in-license or acquisition of additional pharmaceutical products or companies, including revenue-generating commercial products and late-stage development assets that leverage our corporate infrastructure and commercial expertise. Our primary goal is to bring to market therapies that provide clear benefits and improve patients’ lives.

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

Outside of the U.S., ferumoxytol was granted marketing approval for use as an IV iron replacement therapy for the treatment of IDA in adult patients with CKD in Canada in December 2011, in Switzerland in June 2012 and in the European Union, or EU, in August 2012. The marketing authorization granted in the EU is valid in the 28 EU Member States as well as in Iceland, Liechtenstein and Norway. The trade name for ferumoxytol in Canada is Feraheme and in the EU and Switzerland it is Rienso. Under our amended agreement with Takeda Pharmaceutical Company Limited, or Takeda, described below, Takeda has an exclusive license to market and sell ferumoxytol in Canada, the EU and Switzerland, as well as certain other geographic territories.

Portfolio Expansion

To further build our business, we intend to continue to expand and diversify our portfolio through the in-license or acquisition of additional pharmaceutical products or companies, including revenue-generating commercial products and late-stage development assets. We are seeking complementary products that will leverage our corporate infrastructure and commercial expertise, with a particular focus on hematology and oncology centers, nephrology clinics and hospitals. In addition, we are contemplating transactions that would be financially beneficial to us, including those that allow us to realize cost synergies to increase cash flows, as well as transactions that potentially optimize after-tax cash flows.

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

Feraheme/Rienso for the treatment of IDA in patients with CKD

In June 2009, Feraheme was approved for marketing in the U.S. by the FDA for use as an IV iron replacement therapeutic for the treatment of IDA in adult patients with CKD. In June 2014, based on a review of global post-marketing data, we proposed changes to the FDA related to our current U.S. label of

Feraheme to strengthen the warnings and precautions section of the label to enhance patient safety and mitigate the risk of serious hypersensitivity reactions, including anaphylaxis. These proposed label changes are currently under review with the FDA.

In Europe, Takeda has been commercializing ferumoxytol since its approval in June 2012 under the trade name Rienso, currently in nine EU countries. In May 2014, the European Medicines Agency’s, or EMA, Pharmacovigilance Risk Assessment Committee, or PRAC, met to discuss the benefit-risk balance of Rienso as part of a Periodic Safety Update Report, or PSUR, review. The PSUR is a document summarizing global post-marketing adverse events and overall benefit-risk balance that is submitted to the EMA by the marketing authorization holder, or the MAH, of a pharmaceutical product at intervals prescribed by regulations. As part of its assessment, which included the review of recent serious hypersensitivity reactions with Rienso, PRAC requested that Takeda, the MAH for Rienso in Europe, submit supplementary information to enable further assessment and discussion about Rienso. In agreement with PRAC, Takeda issued a Direct Healthcare Professional Communication, or DHPC, letter reminding physicians in Europe of certain risks included in the special warnings and precautions sections of the Rienso label. In addition, at PRAC’s request, we and Takeda participated in an Oral Explanation meeting held on July 8, 2014.

On July 10, 2014, PRAC informed Takeda that it had confirmed that the benefits of Rienso in the currently approved CKD indication outweigh its risks and made the recommendation to the Committee for Medicinal Products for Human Use, or CHMP, that changes should be made to the product label. These changes included the recommendation, among other measures, that Rienso should be administered to patients by infusion over at least 15 minutes (replacing injection) and that it should be contraindicated in patients with any known history of drug allergy. On July 23, 2014, the CHMP informed Takeda that it had reviewed and agreed with PRAC’s recommendations. Takeda has informed us that it intends to update the product’s label accordingly and will be issuing a DHPC letter informing physicians of these changes. In addition, the CHMP indicated that certain additional clinical trials should be conducted to further study the risk of hypersensitivity with Rienso. Until Takeda has further discussions with the CHMP, we cannot predict whether additional clinical trials will be conducted or their design, cost or timing. The cost of such trials, if any, will be allocated between us and Takeda according to the cost-sharing arrangement under the terms of the Amended Takeda Agreement.

Feraheme/Rienso for the treatment of IDA in a broad range of patients

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

In January 2014, we received a complete response letter from the FDA for the sNDA informing us that our sNDA could not be approved in its present form and stating that we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for the proposed broader indication. The FDA indicated that its decision was based on the cumulative ferumoxytol data, including the global Phase III IDA program and global post-marketing safety reports for the currently indicated CKD patient population. The FDA suggested, among other things, that we submit additional clinical trial data in the proposed broad IDA patient population with a primary composite safety endpoint of serious hypersensitivity/anaphylaxis, cardiovascular events and death, events that are included in the labels of Feraheme and other IV irons and that have been reported in the post-marketing environment for Feraheme. Additionally, the FDA proposed potentially evaluating alternative dosing and/or administration of Feraheme as well as potential changes to labeling that would be intended to reduce the risk of serious hypersensitivity reactions associated with Feraheme. In June 2014, we met with the FDA to discuss our proposed approach to resolving the points that were raised in the complete response letter. We are in the process of assessing the FDA’s feedback on our proposal and are evaluating our options to make a final determination on a possible program that would adequately address the FDA’s concerns, including the need for and design of a potential clinical trial, the appropriate safety endpoint for such trial and the appropriate method of administration of Feraheme. Until we have further discussions with the FDA and receive its input, we cannot predict the path forward, if any, for Feraheme in the broad IDA patient population in the U.S., including the related timing and cost of any clinical trials.

In June 2013, Takeda filed an application for Type II Variation of the marketing authorization for Rienso in the EU, which is the EU equivalent of a U.S. sNDA, with the EMA seeking marketing authorization for an additional therapeutic indication for Rienso for the treatment of IDA in adult patients. As a result of PRAC’s review of Rienso, as discussed above, the CHMP has delayed the timing of its decision and has informed Takeda that it would render an opinion or request supplementary information in the fourth quarter of 2014. Related ratification of the CHMP opinion by the EMA is expected approximately 67 days from the date of the CHMP opinion. If the CHMP issues a positive opinion for Rienso for the treatment of IDA generally without limit to a specific patient population or sub-population and the European Commission adopts a decision approving this variation, our collaboration agreement with Takeda provides that a significant milestone payment from Takeda will become payable. We cannot predict whether the CHMP will issue a positive opinion in the fourth quarter of 2014, if ever, or what limits will be included, or whether the European Commission will adopt a decision approving this variation.

In addition, in October 2013, Takeda filed a Supplemental New Drug Submission, or sNDS, with Health Canada seeking marketing approval for Feraheme for the treatment of IDA in a broad range of patients.

Takeda Collaboration

In March 2010, we entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, which was amended in June 2012, or the Amended Takeda Agreement, with Takeda under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, certain Asia-Pacific countries (excluding Japan, China and Taiwan), Canada, India and Turkey. In February 2014, we entered into a supply agreement with Takeda, which provides the terms under which we will sell Feraheme to Takeda in order for Takeda to meet its requirements for commercial use of Feraheme in its licensed territories. The Amended Takeda Agreement and related Supply Agreement are discussed in further detail in Note O, “Collaborative Agreements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

We are currently assessing the impact of the July 2014 CHMP decision on our ongoing clinical trials to determine if an amendment to any of the protocols is necessary.

In addition, certain clinical trials may be necessary to secure desired pricing in the EU Member States and other European markets. If so, the cost of any future trials may be allocated between us and Takeda according to the cost-sharing arrangement under the Amended Takeda Agreement.

Convertible Notes Offering

To help facilitate the activities described above, in February 2014 we issued $200.0 million of 2.5% convertible senior notes due February 15, 2019, or the Convertible Notes. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The initial conversion rate is 36.9079 shares of our common stock per $1,000 principal amount of the Convertible Notes, which corresponds to an initial conversion price of approximately $27.09 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $20.07 on February 11, 2014, the date the Convertible Notes offering was priced. In addition, in connection with the pricing of the Convertible Notes and in order to reduce the potential dilution to our common stock and/or offset cash payments due upon conversion of the Convertible Notes, we also entered into convertible bond hedge and warrant transactions in February 2014. The initial exercise price of the warrants is $34.12 per share, subject to adjustment upon certain events, which is 70% above the last reported sale price of our common stock of $20.07 on February 11, 2014. Please refer to Note P, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Convertible Notes and the bond hedge and warrant transactions.

Results of Operations — Three Months Ended June 30, 2014 and 2013

Revenues

Total revenues for the three months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
U.S. Feraheme product sales, net	$22,225	$17,456	$4,769	27%
License fee and other collaboration revenues	2,122	2,055	67	3%
Other product sales and royalties	455	138	317	>100%
Total	$24,802	$19,649	$5,153	26%

Our total revenues during the three months ended June 30, 2014 increased by $5.2 million, or 26%, as compared to the same period in 2013, primarily as the result of a $4.8 million increase in U.S. net Feraheme product sales, as discussed in more detail below.

U.S. Feraheme Product Sales, Net

U.S. Feraheme product sales and product sales allowances and accruals for the three months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended June 30,
	2014	Percent of gross U.S. Feraheme product sales	2013	Percent of gross U.S. Feraheme product sales	$ Change	% Change
Gross U.S. Feraheme product sales	$39,738		$29,654		$10,084	34%
Less provision for product sales allowances and accruals:
Discounts and chargebacks	13,415	34%	9,227	31%
Government and other rebates	3,952	10%	2,732	9%
Returns	146	0%	239	1%
Total	17,513	44%	12,198	41%
Net U.S. Feraheme product sales	$22,225		$17,456		$4,769	27%

Our gross U.S. Feraheme product sales increased by $10.1 million, or 34%, during the three months ended June 30, 2014 as compared to the same period in 2013. Of the $10.1 million increase, $4.3 million was due to price increases and $5.8 million was due to increased units sold. This increase was partially offset by $5.3 million of additional allowances and accruals in the second quarter of 2014. As a result, total net U.S. Feraheme product sales increased by $4.8 million, or 27%, during the three months ended June 30, 2014 as compared to the same period in 2013. Although we expect annual revenues to increase as compared to 2013, we anticipate increasing competitive pressures, which may lead to a slower growth rate in product sales as compared to the growth rate in 2013.

Total discounts and chargebacks for the three months ended June 30, 2014 were $13.4 million, or 34% of total gross U.S. Feraheme product sales, as compared to $9.2 million, or 31%, in the same period in 2013. The increase in total discounts and chargebacks as a percentage of total gross U.S. Feraheme product sales was related primarily to a change in our customer mix.

Total government and other rebates were $4.0 million, or 10% of total gross U.S. Feraheme product sales, in the three months ended June 30, 2014 as compared to $2.7 million, or 9%, in the three months ended June 30, 2013. The increase in total government and other rebates as a percentage of gross U.S. Feraheme product sales was related primarily to increased sales to clinics and hospitals that had volume or market share contracts with us during the second quarter of 2014 as compared to the same period in 2013 and changes in the structure of our performance-based rebate programs.

For further details related to our revenue recognition and related sales allowances policy, please refer to our critical accounting policies included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the year ended December 31, 2013 and Note B to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In addition, our results of operations, including, in particular, product sales, fluctuate from quarter to quarter due to the demand patterns of wholesalers, distributors, clinics and hospitals, the reasons for which may vary. We have limited visibility into our customers’ buying decisions, which may be affected from time to time by incentives we make available to wholesalers, clinics, hospitals and single group purchasing organizations, or GPOs, including volume rebates. During the second quarter of 2014, our increased Feraheme product sales resulted in part from a contracting strategy that provided incentives for clinics and hospitals to have Feraheme available. We expect clinics and hospitals to continue to take advantage of such incentives in the future, which may result in uneven purchasing patterns, causing Feraheme sales to fluctuate in subsequent quarters.

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

•                  The impact of any actual or perceived safety or efficacy issues with Feraheme and any related product recalls or changes to our current label based on post-marketing safety data, including our proposed June 2014 label changes;

•                  The fees charged, and reserves required, related to fees for services provided to wholesalers, distributors, GPOs and others involved in the purchase or distribution of Feraheme;

•                  The effect of federal and other legislation such as The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act, and the Budget Control Act of 2011;

•                  The inventory levels maintained by and purchasing cycles of Feraheme wholesalers, distributors and clinics or hospitals;

•                  The frequency of re-orders by existing customers; and

•                  The impact of any difficulties, disruptions or delays in the manufacturing process for Feraheme.

As a result of these and other factors, future Feraheme sales could vary significantly from quarter to quarter and, accordingly, our Feraheme net product revenues in current or previous quarters may not be indicative of future Feraheme net product revenues. In addition, we cannot predict whether or when we will be able to satisfactorily address the issues raised in the complete response letter we received from the FDA in January 2014 related to our sNDA for Feraheme for the treatment of IDA in a broad range of patients; nor can we predict the impact that our proposed label changes or regulatory actions will have on product revenues.

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the three months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Deferred license fee revenues recognized from Takeda	$1,974	$1,974	$—	0%
Reimbursement revenues from Takeda	148	81	67	83%
Total	$2,122	$2,055	$67	3%

Our license fee and other collaboration revenues remained relatively consistent in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. In each of the three months ended June 30, 2014 and 2013, we recorded $2.0 million of revenues associated with the amortization of the upfront payments and the milestone payments we have received since the inception of our agreement with Takeda. As of June 30, 2014, we had approximately $45.4 million remaining in deferred revenues related to the $61.0 million in upfront payments and the $18.0 million in non-substantive milestone payments previously received from Takeda, of which $7.9 million was classified as short-term and $37.5 million was classified as long-term.

Under the terms of the Amended Takeda Agreement, Takeda is responsible for reimbursing us for certain out-of-pocket development costs we incur in the conduct of certain activities we manage under the agreement. Because we are acting as the principal in carrying out these activities, any reimbursement payments received from Takeda are recorded in license fee and other collaboration revenues and offset the costs that we incur during the period in which we perform those services. During each of the three months ended June 30, 2014 and 2013, we recorded $0.1 million of revenues associated with certain out-of pocket development costs in connection with the Amended Takeda Agreement.

We anticipate that, excluding the one-time recognition of the $1.0 million milestone payment from 3SBio, as discussed below, our license fee and other collaboration revenues will remain relatively constant in the remaining quarters of 2014 as compared to the first half of 2014. Our license fees and other collaboration revenues will increase significantly if we receive a significant milestone payment from Takeda in the event that Takeda receives approval of its Type II Variation, as discussed above, in the EU for Rienso in the indication for the treatment of IDA generally without limit to a specific patient population or sub-population. There can be no assurances as to whether or when Takeda will receive such approval or the terms and scope of any approval it may receive in the EU for Rienso.

Other Product Sales and Royalties

Other product sales and royalties for the three months ended June 30, 2014 and 2013 included product sales and royalties of Feraheme/Rienso from Takeda and net product sales of MuGard. For the three months ended June 30, 2014 as compared to the same period in 2013, other product sales and royalties increased by $0.3 million.

As of June 30, 2014, we had approximately $2.2 million in deferred revenue related to product shipped to Takeda, but not yet sold through to Takeda’s customers, of which $1.3 million was classified as short-term and $0.9 million was classified as long-term. In addition, we had $2.0 million in deferred cost of product sales, of which $1.2 million was classified as short-term and $0.8 million was classified as long-term. These deferred revenues and deferred cost of product sales are recorded in our condensed consolidated balance sheet as of June 30, 2014.

We expect other product sales and royalties to increase in the remaining quarters of 2014 as compared to first half of 2014 due to increased MuGard sales and increased sales by Takeda to its customers.

Costs and Expenses

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Cost of Product Sales	$2,743	$3,145	$(402)	-13%
Percentage of Net Product Sales and Royalties	12%	18%

Our cost of product sales are primarily comprised of costs of production of ferumoxytol, including the costs of managing our contract manufacturers, costs for quality assurance and quality control associated with our sales of Feraheme and MuGard in the U.S., and sales of Feraheme/Rienso by Takeda to its customers. The $0.4 million decrease in our cost of product sales for the three months ended June 30, 2014 as compared to the same period in 2013 was attributable to the following factors:

•                  $0.7 million decrease due to a lower average cost per vial sold, partially offset by a $0.5 million increase due to a higher volume of Feraheme vials sold in 2014;

•                  $0.5 million decrease due to a write-down of inventory in the three months ended June 30, 2013, that was affected by a voluntary recall of a specific batch of Rienso from the Swiss market in May 2013;

•                  $0.2 million increase in costs related to higher sales of Feraheme/Rienso by Takeda to its customers and higher MuGard sales; and

•                  $0.1 million increase in costs related to other production-related activities.

We expect our cost of product sales as a percentage of net product sales and royalties to remain relatively consistent for the remaining quarters of 2014 as compared to the first half of 2014.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA in CKD patients	$2,192	$745	$1,447	>100%
Feraheme manufacturing process development and materials	(404)	667	(1,071)	<(100)%
Other external costs	345	43	302	>100%
Total	2,133	1,455	678	47%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other	2,048	2,229	(181)	-8%
Equity-based compensation	359	365	(6)	-2%
Total	2,407	2,594	(187)	-7%

Total Research and Development Expenses	$4,540	$4,049	$491	12%

Total research and development expenses incurred in the three months ended June 30, 2014 increased by $0.5 million, or 12%, as compared to the same period in 2013. The increase was primarily due to a $0.7 million increase in external research and development costs in the three months ended June 30, 2014, partially offset by reduced internal research and development costs of $0.2 million in the three months ended June 30, 2014 as compared to the same period in 2013.

The $0.7 million, or 47%, increase in our external research and development expenses was due primarily to a $1.4 million increase in costs incurred associated with our CKD-related trials, partially offset by a $1.1 million decrease in costs related to our manufacturing process development and materials-related activities as the result of the recovery of some costs related to $1.1 million of commercial inventory previously expensed during the three months ended March 31, 2014, which we determined would be solely used in development activities at our third-party suppliers.

The $0.2 million, or 7%, decrease in our internal research and development expenses was primarily attributable to the decrease in compensation and related benefit costs in the three months ended June 30, 2014 as compared to the same period in 2013.

We expect research and development expenses to remain relatively consistent in the remaining quarters of 2014 as compared to the first half of 2014. Research and development expenses could increase depending on the outcome of discussions with the FDA on the regulatory path forward for Feraheme in the broad IDA indication and any resulting clinical trials or development efforts that we may undertake.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Compensation, payroll taxes and benefits	$6,921	$5,709	$1,212	21%
Sales and marketing consulting, professional fees, and other	3,089	3,219	(130)	-4%
General and administrative consulting, professional fees and other expenses	4,385	4,744	(359)	-8%
Equity-based compensation expense	1,889	1,539	350	23%
Total	$16,284	$15,211	$1,073	7%

Total selling, general and administrative expenses incurred in the three months ended June 30, 2014 increased by $1.1 million, or 7%, as compared to the same period in 2013 for the following reasons:

•                  $1.2 million increase in compensation, payroll taxes and benefits primarily due to increased costs associated with additional personnel in our commercial functions as well as one-time costs associated with the departure of our Chief Business Officer in June 2014;

•                  $0.4 million decrease in general and administrative consulting, professional fees and other expenses primarily due to $0.5 million of non-recurring accelerated depreciation expense recognized during the second quarter of 2013 related to our prior office facility and $0.3 million of non-recurring costs incurred during the second quarter of 2013 related to the closure of our Cambridge, Massachusetts manufacturing facility. These items were partially offset by a $0.4 million adjustment to the fair value of our contingent consideration liability related to the MuGard Rights recognized in the second quarter of 2014; and

•                  $0.4 million increase in equity-based compensation expense due primarily to the expense related to one-time charges associated with the departure of our Chief Business Officer in June 2014 as well as equity awards to new and existing employees.

We expect total selling, general and administrative expenses will remain relatively consistent during the remaining quarters of 2014 as compared to the first half of 2014.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Interest expense	$(3,051)	$—	(3,051)	N/A
Interest and dividend income, net	253	256	(3)	-1%
Gains on sale of assets	2	566	(564)	-100%
Gains on investments, net	14	26	(12)	-46%
Total	$(2,782)	$848	$(3,630)	<(100)%

Other income (expense) for the three months ended June 30, 2014 decreased by $3.6 million as compared to the same period in 2013 primarily as the result of the recognition of $3.1 million of interest expense, which was comprised of the amortization of debt discount, 2.5% contractual interest expense and amortization of debt issuance costs in connection with the issuance of the Convertible Notes. In addition, the decrease in other income (expense) reflects non-recurring $0.5 million and $0.1 million gains recognized during the three months ended June 30, 2013 in connection with the sale of Combidex®, a molecular imaging agent for which we were not actively pursuing development, and gains on the sale of fixed assets related to our previously owned Cambridge, Massachusetts manufacturing facility, respectively.

Net Loss

For the reasons stated above, we incurred a net loss of $1.5 million and $1.9 million, or $0.07 and $0.09 per basic and diluted share, for the three months ended June 30, 2014 and 2013, respectively.

Results of Operations — Six Months Ended June 30, 2014 and 2013

Revenues

Total revenues for the six months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
U.S. Feraheme product sales, net	$39,600	$33,034	$6,566	20%
License fee and other collaboration revenues	5,242	4,058	1,184	29%
Other product sales and royalties	795	437	358	82%
Total	$45,637	$37,529	$8,108	22%

Our total revenues during the six months ended June 30, 2014 increased by $8.1 million, or 22%, as compared to the same period in 2013, primarily as the result of a $6.6 million increase in U.S. net Feraheme product sales and a $1.2 million increase in license fee revenues primarily due to the recognition of $1.0 million of previously deferred revenue from our former partnership with 3SBio as the result of the termination of our license agreement in January 2014. We have no further obligations under the agreement with 3SBio.

U.S. Feraheme Product Sales, Net

U.S. Feraheme product sales and product sales allowances and accruals for the six months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Six Months Ended June 30,
	2014	Percent of gross U.S. Feraheme product sales	2013	Percent of gross U.S. Feraheme product sales	$ Change	% Change
Gross U.S. Feraheme product sales	$71,059		$55,305		$15,754	28%
Less provision for product sales allowances and accruals:
Discounts and chargebacks	23,948	34%	16,720	30%
Government and other rebates	7,139	10%	5,119	9%
Returns	372	—	432	1%
Total	31,459	44%	22,271	40%
Net U.S. Feraheme product sales	$39,600		$33,034		$6,566	20%

Our gross U.S. Feraheme product sales increased by $15.8 million, or 28%, during the six months ended June 30, 2014 as compared to the same period in 2013. Of the $15.8 million increase, $8.1 million was due to price increases and $7.7 million was due to increased units sold. This increase was partially offset by $9.2 million of additional allowances and accruals in the first half of 2014. As a result, total net U.S. Feraheme product sales increased by $6.6 million, or 20%, during the six months ended June 30, 2014 as compared to the same period in 2013.

Total discounts and chargebacks for the six months ended June 30, 2014 were $23.9 million, or 34% of total gross U.S. Feraheme product sales, as compared to $16.7 million, or 30%, in the same period in 2013. The increase in total discounts and chargebacks as a percentage of total gross U.S. Feraheme product sales was related primarily to a change in our customer mix.

Total government and other rebates were $7.1 million, or 10% of total gross U.S. Feraheme product sales, in the six months ended June 30, 2014 as compared to $5.1 million, or 9%, in the six months ended June 30, 2013. The increase in total government and other rebates as a percentage of gross U.S. Feraheme product sales was related primarily to increased sales to clinics and hospitals that had volume or market share contracts with us during the first half of 2014 as compared to the same period in 2013 and changes in the structure of our performance-based rebate programs.

An analysis of the amount of, and change in, reserves for the six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Discounts and Chargebacks	Government and Other Rebates	Returns	Total
Balance at January 1, 2014	$2,683	$2,837	$1,962	$7,482
Current provisions relating to sales in current year	23,948	7,139	592	31,679
Adjustments relating to sales in prior years	—	—	(220)	(220)
Payments/returns relating to sales in current year	(20,232)	(3,143)	—	(23,375)
Payments/returns relating to sales in prior years	(2,851)	(2,126)	(111)	(5,088)
Balance at June 30, 2014	$3,548	$4,707	$2,223	$10,478

	Discounts and Chargebacks	Government and Other Rebates	Returns	Total
Balance at January 1, 2013	$1,771	$2,430	$1,018	$5,219
Current provisions relating to sales in current year	16,720	5,119	432	22,271
Payments/returns relating to sales in current year	(15,521)	(2,268)	—	(17,789)
Payments/returns relating to sales in prior years	(310)	(1,511)	—	(1,821)
Balance at June 30, 2013	$2,660	$3,770	$1,450	$7,880

During the first half of 2014 and 2013, we implemented gross price increases for Feraheme, some portion of which were discounted back to customers under volume or market share based contracts. When portions of price increases are discounted back to customers, it can have the effect of widening the gross to net adjustment percentage while still resulting in a greater net price per gram. In 2014, we expect discounts, chargebacks and government and other rebates to continue to increase as a percentage of gross sales due to increasing competitive pressure caused by the July 2013 approval of Injectafer® in the U.S., our contracting and discounting strategy and the mix of business for Feraheme. As a result, we expect the average net revenue per gram for the remaining quarters of 2014 to be relatively consistent with the average net revenue per gram for the first half of 2014.

Healthcare Reform Legislation

The Healthcare Reform Act was enacted in the U.S. in March 2010 and includes certain cost containment measures including an increase to the minimum rebates for products covered by Medicaid programs and the extension of such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as the expansion of the 340B Drug Discount Program under the Public Health Service Act. This legislation contains provisions that can affect the operational results of companies in the pharmaceutical industry, including us, and other healthcare related industries by imposing on them additional costs.

The Healthcare Reform Act also requires pharmaceutical manufacturers to pay a prorated share of the overall Branded Drug Fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the legislation. The amount of our annual share of the Branded Drug Fee for 2014 and 2013 was less than $0.1 million and these payments were non-deductible for income tax purposes. We have included these amounts in selling, general and administrative expense in our condensed consolidated statements of operations. The amount of this annual payment could increase in future years due to both higher eligible Feraheme sales and the increasing amount of the overall fee assessed across manufacturers, but any such increases are not expected to be material to our results of operations or financial condition.

In addition, the number of 340B institutions, which provide drugs at reduced rates, was expanded by the Healthcare Reform Act to include additional hospitals. As a result, the volume of Feraheme business sold to 340B eligible entities has increased since the implementation of the Healthcare Reform Act. Feraheme sold to 340B eligible entities comprised approximately 17% and 15% of our total Feraheme sales in grams for the first half of 2014 and 2013, respectively. Because these institutions are eligible for federal pricing discounts, the revenue realized per unit of Feraheme sold to 340B institutions is lower than from our other customers.

Further, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. Therefore, after adjustment for deductible and co-insurance, the reimbursement rate for physician-administered drugs, including Feraheme, under Medicare Part B has been reduced from average selling price, or ASP, plus 6% to ASP plus 4.3%. Because the majority of our business is through hematology/oncology clinics and out-patient hospital infusion centers, this reduction in the Medicare reimbursement payment for Feraheme may adversely impact our future revenues. Beginning in April 2013, we amended certain of our customer contracts to try to partially address the impact of sequestration on our customers and their patients. These amendments have led to increased discounts and rebates in the first half of 2014 as compared to the first half of 2013.

We were not materially impacted by recent healthcare reform legislation during the first half of 2014 or 2013. Presently, we have not identified any provisions that could materially impact our business but we continue to monitor future legislative developments.

License Fee and Other Collaboration Revenues

License fee and other collaboration revenues for the six months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Deferred license fee revenues recognized from Takeda	$3,948	$3,948	$—	0%
Deferred revenues recognized from 3SBio termination	1,000	—	1,000	N/A
Reimbursement revenues from Takeda	294	110	184	>100%
Total	$5,242	$4,058	$1,184	29%

Our license fee and other collaboration revenues in the six months ended June 30, 2014 increased by $1.2 million as compared to the same period in 2013 primarily as the result of the recognition of $1.0 million of previously deferred revenue we received from 3SBio in 2008 in connection with our license agreement, which was mutually terminated in January 2014. In each of the six months ended June 30, 2014 and 2013, we also recorded $3.9 million of revenues associated with the amortization of the upfront payments and the milestone payments we have received since the inception of our agreement with Takeda.

During the six months ended June 30, 2014 and 2013, we also recorded $0.3 million and $0.1 million, respectively, of revenues associated with certain out-of pocket development costs in connection with the Amended Takeda Agreement.

Other Product Sales and Royalties

Other product sales and royalties increased by $0.4 million for the six months ended June 30, 2014 as compared to the same period in 2013 due to the increase of MuGard sales and sales by Takeda to its customers, offset by a the elimination in 2014 of any sales of GastroMARK (an oral contrast agent used for delineating the bowel during MRI that we no longer manufacture or sell).

Costs and Expenses

Cost of Product Sales

Cost of product sales for the six months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Cost of Product Sales	$5,580	$6,087	$(507)	-8%
Percentage of Net Product Sales and Royalties	14%	18%

The $0.5 million decrease in our cost of product sales for the six months ended June 30, 2014 as compared to the same period in 2013 was attributable to the following factors:

•                  $1.3 million decrease due to a lower average cost per vial sold, partially offset by a $0.7 million increase due to a higher volume of Feraheme vials sold in 2014;

•                  $0.2 million net decrease in inventory write-downs for product deemed not commercially saleable;

•                  $0.2 million increase in costs related to other production-related activities; and

•                  $0.3 million increase in costs related to sales of Feraheme/Rienso to Takeda and MuGard sales, offset by a $0.2 million decrease in costs related to sales of GastroMark.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
External Research and Development Expenses
Feraheme to treat IDA in CKD patients	$3,964	$1,565	$2,399	>100%
Feraheme manufacturing process development and materials	1,228	940	288	31%
Other external costs	533	747	(214)	-29%
Total	5,725	3,252	2,473	76%

Internal Research and Development Expenses
Compensation, payroll taxes, benefits and other	4,505	4,904	(399)	-8%
Equity-based compensation	808	1,297	(489)	-38%
Total	5,313	6,201	(888)	-14%

Total Research and Development Expenses	$11,038	$9,453	$1,585	17%

Total research and development expenses incurred in the six months ended June 30, 2014 increased by $1.6 million, or 17%, as compared to the same period in 2013. The increase was primarily due to a $2.5 million increase in external research and development costs in the six months ended June 30, 2014, partially offset by reduced internal research and development costs of $0.9 million in the six months ended June 30, 2014 as compared to the same period in 2013.

The $2.5 million, or 76%, increase in our external research and development expenses was due primarily to a $2.4 million increase in costs incurred associated with our CKD-related trials and a $0.3 million increase in manufacturing process development and materials-related costs.

The $0.9 million, or 14%, decrease in our internal research and development expenses was attributable to the decrease in compensation and related benefit costs and equity-based compensation expense in the six months ended June 30, 2014 as compared to the same period in 2013, primarily related to the severance and other related costs following the departure of our chief medical officer in the first quarter of 2013.

Research and Development Activities

We do not track our internal costs by project since our research and development personnel work on a number of projects concurrently and much of our fixed costs benefit multiple projects or our operations in general. We track our external costs on a major project basis, in most cases through the later of the completion of the last trial in the project or the last submission of a regulatory filing to the FDA or applicable foreign regulatory body. As of June 30, 2014, we considered our efforts related to Feraheme to treat IDA in CKD patients as one research project, which includes the following (a) a completed clinical study evaluating Feraheme treatment as compared to treatment to another IV iron to support the 2010 MAA submission; (b) a pediatric study that is being conducted as part of our post-approval Pediatric Research Equity Act requirement to support pediatric CKD labeling of Feraheme; (c) two additional pediatric studies to be completed in accordance with our approved pediatric investigation plan to support the MAA submission; and (d) an ongoing multi-center clinical trial to be conducted to determine the safety and efficacy of repeat doses of Feraheme for the treatment of IDA in patients with hemodialysis dependent CKD, including a treatment arm with iron sucrose using an MRI sub-analysis to evaluate the potential for iron to accumulate in the body following repeated IV iron administration.

Through June 30, 2014, we have incurred aggregate external research and development expenses of approximately $32.2 million related to our current program for the development of Feraheme to treat IDA in CKD patients, described above. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $20.0 million to $30.0 million over the next several years, not including any potential costs related to the July 2014 CHMP decision, discussed above.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Compensation, payroll taxes and benefits	$13,663	$11,736	$1,927	16%
Sales and marketing consulting, professional fees, and other	6,818	6,166	652	11%
General and administrative consulting, professional fees and other	9,952	8,448	1,504	18%
Equity-based compensation expense	3,342	2,866	476	17%
Total	$33,775	$29,216	$4,559	16%

Total selling, general and administrative expenses incurred in the six months ended June 30, 2014 increased by $4.6 million, or 16%, as compared to the same period in 2013 for the following reasons:

•                  $1.9 million increase in compensation, payroll taxes and benefits primarily due to increased costs associated with additional personnel in our commercial functions as well as one-time costs associated with the departure of our Chief Business Officer in June 2014;

•                  $0.7 million increase in sales and marketing consulting, professional fees, and other expenses primarily due to increased consulting costs related to the commercialization of MuGard, which we in-licensed in June 2013;

•                  $1.5 million increase in general and administrative consulting, professional fees and other expenses primarily due to $1.9 million of increased costs associated with business development, consulting and other legal-related activities in support of portfolio expansion and a $1.2 million adjustment to the fair value of our contingent consideration liability related to the MuGard Rights. These increased costs in the first half of 2014 were partially offset by $0.9 million of accelerated depreciation expense recognized during the first half of 2013 related to our prior office facility and $0.5 million of costs incurred during the first half of 2013 related to the closure of our Cambridge, Massachusetts manufacturing facility; and

•                  $0.5 million increase in equity-based compensation expense due primarily to one-time charges associated with the departure of our Chief Business Officer in June 2014 as well as the expense associated with equity awards to new and existing employees.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Interest expense	$(4,527)	$—	(4,527)	N/A
Interest and dividend income, net	518	527	(9)	-2%
Gains on sale of assets	102	865	(763)	-88%
Gains on investments, net	14	32	(18)	-56%
Total	$(3,893)	$1,424	$(5,317)	<(100)%

Other income (expense) for the six months ended June 30, 2014 decreased by $5.3 million as compared to the same period in 2013 primarily as the result of the recognition of $4.5 million of interest expense, which was comprised of the amortization of debt discount, 2.5% contractual interest expense and amortization of debt issuance costs in connection with the issuance of the Convertible Notes. In addition, the decrease in other income (expense) reflects non-recurring $0.5 million and $0.4 million gains recognized during the six months ended June 30, 2013 in connection with the sale of Combidex and gains on the sale of fixed assets related to our previously owned Cambridge, Massachusetts manufacturing facility, respectively.

Net Loss

For the reasons stated above, we incurred a net loss of $8.6 million and $5.8 million, or $0.40 and $0.27 per basic and diluted share, for the six months ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014, our investments consisted of corporate debt securities, U.S. treasury and government agency securities and commercial paper. We place our cash in instruments that meet high credit quality and diversification standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer, excluding U.S. government entities, and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

Cash, cash equivalents, investments and certain financial obligations as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$202,057	$26,986	$175,071	>100%
Investments	184,416	186,803	(2,387)	-1%
Total	$386,473	$213,789	$172,684	81%

Outstanding principal on convertible notes	$200,000	$—	$200,000	N/A
Total	$200,000	$—	$200,000	N/A

The $172.7 million increase in cash, cash equivalents and investments as of June 30, 2014, as compared to December 31, 2013, was primarily due to net proceeds of $179.1 million received in the first half of 2014 in connection with issuance of $200.0 million aggregate principal amount of the Convertible Notes, net of (a) $6.7 million in fees and expenses associated with the issuance of the Convertible Notes and (b) $14.1 million to pay the cost of convertible bond hedges (after such cost was partially offset by the proceeds to us from the sale of warrants). We issued the Convertible Notes to help facilitate our corporate, clinical and commercial activities, and which, along with the convertible bond hedge transactions, are discussed in greater detail in Note P, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, the increase in cash was partially offset by net cash expended to fund our operations and working capital.

We expect that our cash, cash equivalents and investments balances, in the aggregate, may increase slightly due to positive cash flows from operations for the remaining quarterly periods of 2014. Our expectation takes into account estimated cash outflows that would occur as a result of our continued investment in the development and commercialization of Feraheme and the continued pursuit of business development transactions but does not include the impact of potential business development transactions or potential expenses associated with further clinical development if we were to pursue the broad IDA indication for Feraheme in the U.S. We believe that our cash, cash equivalents and investments as of June 30, 2014, and the cash we currently expect to receive from sales of Feraheme and MuGard, earnings on our investments, and potential product sales and milestone and royalty payments from Takeda will be sufficient to satisfy our cash flow needs for at least the next twelve months.

Cash flows from operating activities

During the six months ended June 30, 2014, our use of $10.2 million of cash in operations was attributable principally to our net loss of approximately $8.6 million, adjusted for the following:

•                  Non-cash operating items totaling $10.4 million which include equity-based compensation expense, a write-down of inventory, amortization of debt discount and debt issuance costs, amortization of premium/discount on purchased securities, change in fair value of contingent consideration, depreciation and amortization, and other non-cash items;

•                  $7.6 million of cash used in operating activities due to increases in accounts receivable, inventories and prepaid assets;

•                  $0.5 million of cash used in operating activities due to decreases in accounts payable and accrued expenses;

•                  $5.0 million of cash used in operating activities due to decreases in deferred revenues and other long-term liabilities; and

•                  $1.1 million of cash provided by operating activities due to decreases in other long-term assets.

Our net loss of $8.6 million was primarily the result of our costs to operate our business, including compensation to employees, commercialization expenses, including marketing and promotion costs, costs to manufacture our products, research and development costs, including costs associated with our clinical trials, general and administrative costs, and interest from our debt obligations, partially offset by net product sales and collaboration revenues.

Cash flows from investing activities

Cash provided by investing activities during the six months ended June 30, 2014 totaled $4.2 million and was primarily attributable to a $2.9 million change in restricted cash following the return of escrowed funds related to a 2013 business development transaction that we did not complete, as well as proceeds from the sales and maturities of our investments, partially offset by the purchases of investments.

Cash flows from financing activities

Cash provided by financing activities during the six months ended June 30, 2014 was $181.1 million and was primarily attributable to the $179.1 million in net proceeds received from the issuance of the Convertible Notes in February 2014 and $2.0 million in proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations

Although there were no material changes outside the ordinary course of our business in the contractual obligation specified in Regulation S-K, Item 303(a)(5) during the quarter ended June 30, 2014, during the six months ended June 30, 2014, we completed the offering of the $200 million aggregate principal amount of our 2.5% Convertible Notes, which are due in 2019. See Note P, “Debt,” to our condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for additional information.

Impact of Recently Issued and Proposed Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 (fiscal 2017) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the effect of adopting this new accounting guidance and are uncertain at this point of the impact on our results of operations, cash flows or financial position.

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In February 2014, we issued $200.0 million of 2.5% Convertible Notes due February 15, 2019. The Convertible Notes have a fixed annual interest rate of 2.5% and we, therefore, do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. These Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. As of June 30, 2014, the fair value of the Convertible Notes was estimated by us to be $211.3 million. We determined the estimated fair value of the Convertible Notes by using quoted market prices. Other than the above market risk, there have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note N, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our legal proceedings, including how we accrue liabilities for legal contingencies.

Item 1A. Risk Factors:

We are primarily dependent on the success of Feraheme/Rienso.

We currently derive and expect to continue to derive substantially all of our revenue from sales of Feraheme/Rienso by us in the U.S. and by our licensee, Takeda, outside of the U.S. and, therefore, our ability to continue our current operations or become profitable is primarily dependent on our and Takeda’s successful commercialization and development of Feraheme/Rienso, which in turn is dependent upon the regulatory status of Feraheme/Rienso and its availability for commercial use in patients. Accordingly, if we are unable to generate sufficient revenues from sales of Feraheme/Rienso, or from milestone payments and royalties we may receive related to Feraheme/Rienso, we may have to restructure our current operations, we may never be profitable, our financial condition will be materially adversely affected, and our business prospects will be limited.

We intend to continue to dedicate significant resources to the commercialization of Feraheme/Rienso. However, we or Takeda may not be successful in our efforts to continue to successfully commercialize Feraheme/Rienso in its current indication for adult patients with IDA associated with CKD. In addition, Feraheme/Rienso could be the subject of continued or increased regulatory scrutiny or become subject to increased regulatory restrictions, which could have a negative impact on our commercialization efforts. For example, in June 2014, based on a review of global post-marketing data, we proposed changes to the FDA related to our current U.S. label of Feraheme to strengthen the warnings and precautions section of the label to enhance patient safety and mitigate the risk of serious hypersensitivity reactions, including anaphylaxis. These proposed label changes are currently under review with the FDA. In addition, we are currently working with Takeda regarding changes being effected to the current label of Feraheme in Canada. We cannot predict the impact any of these or any other label changes will have on the commercialization of Feraheme in the U.S. or Canada, but they could result in reduced revenues, litigation or a decline in our stock price.

In addition, as discussed above in “Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Feraheme/Rienso for the treatment of IDA in patients with CKD,” in May 2014, PRAC met to discuss the benefit-risk balance of Rienso as part of a PSUR review. As part of its assessment, which included the review of recent serious hypersensitivity reactions with Rienso, PRAC requested that Takeda, the MAH for Rienso in Europe, submit supplementary information to enable further assessment and discussion about Rienso. In agreement with PRAC, Takeda issued a DHPC letter reminding physicians in Europe of certain risks included in the special warnings and precautions sections of the Rienso label. In addition, at PRAC’s request, we and Takeda participated in an Oral Explanation meeting held on July 8, 2014. On July 10, 2014, PRAC informed Takeda that it had confirmed that the benefits of Rienso in the currently approved CKD indication outweigh its risks and made the recommendation to the CHMP that changes should be made to the product label. These changes included the recommendation, among other measures, that Rienso should be administered to patients by infusion over at least 15 minutes (replacing injection) and that it should be contraindicated in patients with any known history of drug allergy. On July 23, 2014, the CHMP informed Takeda that it had reviewed and agreed with PRAC’s recommendations. Takeda has informed us that it intends to update the product’s label accordingly and will be issuing a DHPC letter informing physicians of these changes. In addition, the CHMP indicated that certain additional clinical trials should be conducted to further study the risk of hypersensitivity with Rienso. Until Takeda has further discussions with the CHMP, we cannot predict whether additional clinical trials will be conducted or their design, cost or timing. The cost of such trials, if any, will be allocated between us and Takeda according to the cost-sharing arrangement under the terms of the Amended Takeda Agreement. These actions or other regulatory restrictions or directives, inside or outside of the U.S., could result in decreased usage of Feraheme/Rienso in the market, which would have a materially adverse effect on our business.

The size of the future market opportunity for Feraheme/Rienso will be negatively impacted if we or Takeda do not receive regulatory approval to expand the current indication of Feraheme/Rienso to include additional indications. In December 2012, we filed an sNDA in the U.S. for Feraheme in patients with IDA who had failed or could not use oral iron. In January 2014, we received a complete response letter from the FDA for the sNDA informing us that our sNDA could not be approved in its present form and stating that we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for the proposed broader indication. The FDA indicated that its decision was based on the cumulative ferumoxytol data, including the global Phase III IDA program and global post-marketing safety reports since Feraheme’s launch in 2009. The FDA suggested, among other things, that we submit additional clinical trial data in the proposed broad IDA patient population with a primary composite safety endpoint of serious hypersensitivity/anaphylaxis, cardiovascular events and death, events that are included in the labels of Feraheme and other IV irons and that have been reported in the post-marketing environment for Feraheme. Additionally, the FDA proposed potentially evaluating alternative dosing and/or administration of Feraheme as well as potential changes to labeling that would be intended to reduce the risk of serious hypersensitivity reactions associated with Feraheme. In June 2014, we met with the FDA to discuss our proposed approach to resolving the points that were raised in the complete response letter. We are in the process of assessing the FDA’s feedback on our proposal and are evaluating our options to make a final determination on a possible program that would adequately address the FDA’s concerns, including the need for and design of a potential clinical trial, the appropriate safety endpoint for such trial and the appropriate method(s) of administration of Feraheme. Until we have further discussions with the FDA and receive its input, we cannot predict the path forward, if any, for Feraheme in the broad IDA patient population in the U.S., including the related timing and cost of any clinical trials.

Generating additional clinical trial data is typically costly and time-consuming. Responding to the issues raised by the FDA in the complete response letter and any other issues or requests for information that may be raised by the FDA will likely cause us to incur significant additional costs, experience further delays and/or narrow our currently approved indication, as discussed in more detail in the following risk factor. Because of these factors, we may not pursue or may otherwise be prevented from obtaining, U.S. regulatory approval for Feraheme in the broader IDA population. Any of these results could, in turn, materially adversely impact our cash position, our ability to increase or maintain revenues, our ability to achieve profitability and the future prospects of our business.

In June 2013, Takeda filed an application with the EMA for Type II Variation of the marketing authorization for Rienso in the EU, which is the EU equivalent of a U.S. sNDA, seeking marketing authorization for an additional therapeutic indication for Rienso for the treatment of IDA in adult patients, regardless of the underlying cause. In addition, in October 2013, Takeda filed a sNDS with Health Canada seeking marketing approval for Feraheme for the treatment of IDA in a broad range of patients, regardless of the underlying cause. However, we have little control over Takeda’s interactions with the EU or Canadian regulatory agencies and we cannot be assured when or if the EMA will issue a positive opinion for the Type II Variation or when or if Health Canada will approve the sNDS. For example, as a result of the recent review of Rienso, as discussed above, the CHMP has indicated that it will not render an opinion on the Type II Variation during the third quarter of 2014 as previously anticipated. Any failure by Takeda to gain marketing approval for Feraheme/Rienso for the treatment of IDA regardless of the underlying cause in a timely manner, or at all, or any adverse changes to the current indication could adversely affect our revenues and cash milestones from Takeda, which in turn would adversely affect results of operations or the future prospects of our business.

We are not currently conducting or sponsoring research to expand our product development pipeline beyond Feraheme/Rienso. However, we expect to continue with our efforts to complete additional business development transactions, such as in-licensing, acquisitions or collaborations that would be complementary to our business. For example, in June 2013, we entered into a license agreement with Access pursuant to which we acquired the U.S. commercial rights to market and sell MuGard. Even if we continue to expand our product portfolio, our revenues and operations may not be diversified enough to alleviate our dependence upon the sales of Feraheme/Rienso or we may not successfully integrate such products into our business.

Our ability to grow revenues from U.S. sales of Feraheme is limited to the IDA-CKD market and we may never receive regulatory approval to market and sell Feraheme to the broader IDA patient population. In addition, sales may be further limited or may decrease as a result of our proposed label changes, if we are required to provide additional warnings and/or restrictions related to Feraheme’s current or future indications or as a result of limitations and/or changes to the method of administering the drug.

As discussed above, in December 2012, we submitted an sNDA to the FDA for Feraheme for the treatment of IDA in a broad range of patients and we received a complete response letter from the FDA in January 2014 informing us that our sNDA could not be approved in its present form. In the letter, the FDA stated that we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for the proposed indication. This decision by the FDA represents a significant set-back in our efforts to obtain U.S. approval for Feraheme for a broader indication as the issues raised and information requested by the FDA may be costly and time-consuming to address and generate. Further, there is no guarantee that any efforts that we decide to undertake will meet the FDA’s requirements, and we may not receive approval at all for Feraheme in a broader indication.

We are in the process of evaluating feedback we have received from the FDA and we may decide not to pursue regulatory approval for the broader indication. If we continue to pursue approval in the U.S. for the commercial marketing and sale of Feraheme for the broad IDA indication, we will have to demonstrate, through the submission of clinical study reports and data sets from one or more prospective, multicenter, randomized controlled trials, or the proposed clinical trials, that the benefit of Feraheme use in the proposed population would warrant the risks associated with Feraheme, including the potential for adverse events, including anaphylaxis, cardiovascular events, and death. The FDA advised that such trials should address mechanisms to reduce the risk for serious, including fatal, hypersensitivity reactions. Conducting these and other clinical trials is a complex, time-consuming and expensive process that requires adherence to a wide range of regulatory requirements. Depending on the incidence rate of the safety end-point being studied, these studies could require a significant number of patients such that the study cannot be enrolled in a reasonable time or at a reasonable cost to support commercialization. The FDA has substantial discretion in the approval process and may decide that the results of any such additional trials and the information we submit seeking approval in the broader patient population or other information reviewed, such as post-marketing safety data, including reports of serious anaphylaxis, cardiovascular events, and death, or any information we provide in response to FDA requests, are insufficient for approval or that Feraheme is not effective or safe for the proposed broader indication. For example, in our Phase III clinical trial in the broader patient population, Feraheme-treated patients experienced a 0.5% rate of serious hypersensitivity reactions as compared to a 0.2% rate of serious hypersensitivity reactions from our current Feraheme label for the treatment of IDA in adult patients with CKD. The FDA indicated that its decision outlined in the complete response letter was based on the cumulative ferumoxytol data, including the global Phase III IDA program and global post-marketing safety reports. In addition, clinical and other data is often susceptible to varying interpretations, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The clinical trials for the broader patient population included patients with various underlying conditions, or subpopulations, in addition to having IDA, and any additional clinical trials will likely have a similar mix of patients. There is no guarantee that the FDA will determine that the results of our clinical trials of Feraheme for the treatment of IDA in adult patients who have failed or could not tolerate oral iron (including any proposed clinical trials) will adequately support approval of Feraheme in this broader patient population, or any of the individual subpopulations of IDA patients, to grant approval.

The FDA could also determine that our clinical trials (including any proposed clinical trials) and/or our manufacturing processes were not properly designed, did not include enough patients or appropriate administration, were not conducted in accordance with applicable laws and regulations, or were otherwise not properly managed. In addition, under the FDA’s current good clinical practices regulations, or cGCP, we are responsible for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA may conduct inspections of clinical investigator sites which are involved in our clinical development programs to ensure their compliance with cGCP regulations. If the FDA determines that we, our clinical research organizations, or CROs, or our study sites fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials (including the proposed clinical trials) may be deemed unreliable and the FDA may disqualify certain data generated from those sites or require us to perform additional clinical trials before approving our marketing application, which could further adversely impact our ability to obtain marketing approval in the U.S. for Feraheme in the broad IDA indication or which could have a negative impact on our current indication. Any such deficiency in the design, implementation or oversight of our clinical development programs or post-approval clinical studies could cause us to incur significant additional costs, experience further delays or prevent us from obtaining marketing approval for Feraheme for the broad IDA indication.

As a result of any information submitted to the FDA in our regulatory filings or in response to any information requests or issues raised by the FDA during the review of our regulatory filings, including the FDA’s review of post-marketing safety data in connection with our sNDA and any reevaluation by the FDA of existing data, such as reports of serious anaphylaxis, cardiovascular events, and death, the FDA may request additional information. The additional information may include technical or scientific information, new studies or reanalysis of existing data or risk evaluation and mitigation strategies, or REMS, in the current indication, or we may be required to provide additional warnings and/or restrictions on our current or future Feraheme package inserts, notify healthcare providers of changes to the package insert, narrow our currently approved or proposed indications, alter or terminate current or future trials for Feraheme or incur significant costs related to post-marketing requirements/commitments, which could put us at a disadvantage to our competitors. Our efforts to obtain approval for the broad IDA indication could adversely affect the commercialization of Feraheme in its current indication.

If, for any of these or other reasons, we do not obtain U.S. approval to market and sell Feraheme for the treatment of IDA in a broad range of patients, if our current indication is narrowed, if we are required to include additional warnings and/or restrictions on the Feraheme/Rienso package insert, including a boxed warning in the U.S. or similar warnings outside of the U.S., or if we experience additional significant delays or setbacks in obtaining approval, or if we receive approval with significant restrictions to our current or proposed package inserts, or are required to incur significant costs as post-marketing commitments, our cash position, our ability to increase revenues, our ability to achieve profitability, and the future prospects of our business could be materially adversely affected. Also, we are unable to predict what impact our proposed label changes will have on our future U.S. sales and what impact regulatory activities outside of the U.S., such as the DHPC letter and label changes in the EU and Canada will have on our business.

Significant safety or drug interaction problems, or the evaluation or reevaluation of existing or future data by the FDA or other regulators, could result in further restrictions in or changes to the Feraheme/Rienso label, recalls, withdrawal of Feraheme/Rienso from the market, an adverse impact on Feraheme/Rienso sales, our need to alter or terminate current or future Feraheme/Rienso development programs, and/or a negative impact on the approval and/or timing of our current or future sNDAs, Takeda’s Type II Variation or similar applications, any of which would adversely impact our future business prospects.

Significant safety or drug interaction problems with respect to Feraheme/Rienso, including an increase in the severity or frequency of known problems or the discovery of previously unknown problems, or the evaluation or reevaluation of existing or future data by the FDA, the EMA or other regulators, could result in a variety of adverse regulatory actions. In the U.S., under the Federal Food, Drug and Cosmetic Act, the FDA has broad authority to force drug manufacturers to take any number of actions if safety or drug interaction problems arise, including, but not limited to the following:

•                  Requiring manufacturers to conduct post-approval clinical studies to assess known risks or signals of serious risks, or to identify unexpected serious risks;

•                  Mandating labeling changes to a product based on new safety information; or

•                  Requiring manufacturers to implement a REMS where necessary to assure safe use of the drug.

Similar laws and regulations exist in countries outside of the U.S. In addition, actual or perceived safety or drug interaction problems could result in product recalls, restrictions on the product’s permissible uses, changes to the product label, a negative impact on our current or future sNDAs, or similar applications, or withdrawal of the product from the U.S. and/or foreign markets. For example, and as discussed above, on July 23, 2014, the CHMP informed Takeda that it had reviewed and agreed with PRAC’s recommendations that, among other measures, Rienso should be administered to patients by infusion over at least 15 minutes (replacing injection) and that it should be contraindicated in patients with any known history of drug allergy.

In addition, in November 2010, following discussions with the FDA, we revised the Feraheme package insert, which includes essential information regarding the FDA-approved use of Feraheme, including, among other things, the approved indication, side effects, and dosage instructions, to include bolded warnings and precautions that describe events that have been reported during post-marketing review after Feraheme administration, including life-threatening hypersensitivity reactions and clinically significant hypotension. We notified healthcare providers of the changes to the Feraheme package insert. In June 2011, we made further changes to the Feraheme package insert based on additional post-marketing data. Similarly, in June 2014, based on a review of global post-marketing data, we submitted to the FDA proposed changes to the current Feraheme label to strengthen the warnings and precautions section of the label and to mitigate the risk of serious hypersensitivity reactions, including anaphylaxis, in order to enhance patient safety. In addition, Takeda is in the process of implementing changes to Rienso’s label in the EU as required by the CHMP. These or any future changes to the Feraheme/Rienso package insert, including the use of infusion instead of injection as the method of administration, could adversely impact our or Takeda’s ability to successfully compete in the IV iron market and could have an adverse impact on potential sales of Feraheme/Rienso and our future business prospects.

Also, on June 27, 2013 the CHMP completed a review of IV iron-containing medications used to treat iron deficiency and anemia. The CHMP concluded that the benefits of these medications are greater than their risks, provided that adequate measures are taken to ensure the early detection and effective management of allergic reactions that may occur. The measures include ensuring that these products be administered in an environment where patients who develop an allergic reaction can be treated immediately, ceasing to rely on a lack of allergic reaction to a test dose as an indication of tolerance of larger doses and amendments to the package leaflet. The CHMP recommendation was sent to the European Commission, which on September 13, 2013 endorsed it and adopted a final decision that is legally binding throughout the EU. Although Rienso was not included in the evaluation, Takeda has adopted the recommendations applicable to all other IV irons, including updates to the label in the EU to harmonize the IV iron labels, execution of a Risk Minimization Plan and participation in a Post Authorization Safety Study together with the MAHs of the other IV irons. In addition to the changes to the Rienso label made by Takeda in early 2014 in order to harmonize its label with the other IV iron labels in the EU, Takeda is in the process of implementing additional changes to the Rienso label as required by the July 2014 CHMP decision.

The data submitted to both the FDA as part of our NDA and sNDA and to the EMA as part of the Marketing Authorization Application for Feraheme/Rienso in the CKD indication was obtained in controlled clinical trials of limited duration. New safety or drug interaction issues may arise as Feraheme/Rienso is used over longer periods of time by a wider group of patients, some of whom may be taking other medicines or by patients with additional underlying health problems. As previously discussed, the FDA recently issued a complete response letter for our sNDA that sought expansion of the indication for Feraheme; the complete response letter concluded that the sNDA could not be approved as submitted because we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for the proposed indication. The FDA indicated that its decision was based on the cumulative ferumoxytol data, including the global Phase III IDA program and global post-marketing safety reports. In addition, if and as we conduct and complete other clinical trials for Feraheme, new safety issues may be identified which could negatively impact our ability to successfully complete these studies and which could also negatively impact the use and/or regulatory status of Feraheme/Rienso for the treatment of IDA in patients with CKD in the U.S., the EU or other territories, as well as the prospects for approval if we continue to pursue a broader indication for Feraheme for the treatment of IDA regardless of the underlying cause. For example, even if we conduct additional clinical studies, the FDA may determine that any application for Feraheme for the treatment of IDA in adult patients who have failed or could not tolerate oral iron does not establish a sufficiently acceptable safety profile for the approval of a broader Feraheme label in the U.S.

As more data become available and an increased number of patients are treated with Feraheme/Rienso, new or increased safety or drug interaction issues may require us to, among other things, provide additional warnings and/or restrictions on the Feraheme/Rienso package insert, including a boxed warning in the U.S. or similar warnings outside of the U.S., notify healthcare providers of new safety information, narrow our approved indications, alter or terminate current or future trials for additional uses of Feraheme, or even remove Feraheme/Rienso from the market, any of which could have a significant adverse impact on potential sales of Feraheme/Rienso or require us to expend significant additional funds. For example, in May 2013, Takeda recalled a single batch of Rienso from the Swiss market after becoming aware of four post-marketing adverse event reports relating to potential anaphylaxis/hypersensitivity reactions of varying severity following the administration of Rienso. One of these cases included a report of a fatality. The marketing authorization for Rienso and other IV iron formulations include, among their special warnings and precautions for use, an indication that the products may cause hypersensitivity reactions including serious and life-threatening anaphylactic/anaphylactoid reactions. The recalled batch was only distributed to and sold in Switzerland and the recall was limited to the specific batch in Switzerland. We and Takeda have completed an investigation regarding the specific Swiss batch of Rienso, which we believe did not identify any issues that would have impacted the quality of the recalled batch, and we gathered all available information for the reported adverse events. Takeda has filed a report with SwissMedic, the Swiss Agency for Therapeutic Products, and we and Takeda are awaiting feedback on SwissMedic’s review of the findings from the investigation. We and Takeda are unable to predict when or if Rienso will be reintroduced into the Swiss market.

We are substantially dependent upon our collaboration with Takeda to commercialize Feraheme/Rienso in certain regions outside of the U.S., including Canada, Switzerland and the EU, and if Takeda fails to successfully fulfill its obligations, or is unsuccessful in the regulatory approval process or commercialization of Feraheme/Rienso in its licensed territories, or if our collaboration is terminated or materially amended, our plans to commercialize Feraheme/Rienso outside of the U.S. may be adversely affected.

In March 2010, we entered into our initial agreement with Takeda, which was amended in June 2012, under which we granted exclusive rights to Takeda to develop and commercialize Feraheme/Rienso as a therapeutic agent in Europe, certain Asia-Pacific countries (excluding Japan, China and Taiwan), Canada, India and Turkey, or the licensed territories. We are highly dependent on Takeda for certain regulatory filings outside of the U.S. with respect to Feraheme/Rienso and the commercialization of Feraheme/Rienso outside of the U.S. To date, Takeda has launched Feraheme/Rienso in 11 countries (Finland, the Netherlands, Ireland, UK, Norway, Austria, Slovenia, Denmark, Sweden, Canada and Switzerland). However, revenues from sales of Feraheme/Rienso outside of the U.S. are not currently a material part of our business. In June 2013, Takeda filed an application for Type II Variation of the marketing authorization for Rienso in the EU with the EMA seeking marketing authorization for an additional therapeutic indication for Rienso for the treatment of IDA in adult patients, regardless of the underlying the cause, and in October 2013 Takeda filed an sNDS with Health Canada seeking marketing approval for Feraheme for the treatment of IDA in a broad range of patients, regardless of the underlying cause. It is unclear whether the FDA’s January 2014 complete response letter regarding our sNDA for Feraheme for the treatment of IDA in a broad range of patients, and any efforts we or the FDA take in connection with the broader indication, will have any impact on the outcome of Takeda’s efforts, but, any regulatory action taken by the FDA with respect to a product under review in the U.S. has the potential to affect the regulatory requirements or decisions made by foreign regulatory bodies with regard to the regulatory approval of products outside of the U.S.

To receive regulatory approval outside of the U.S. for the commercial marketing and sale of Feraheme/Rienso for the broad IDA indication, Takeda will have to demonstrate that Feraheme/Rienso is of good quality and is safe and effective for use in the broader patient population. The ability to and the extent to which Takeda obtains regulatory approvals for Feraheme/Rienso for the treatment of IDA in a broad range of patients in the licensed territories and the level of success of Takeda’s current and future commercialization efforts outside of the U.S. would be significantly harmed as the result of a number of factors, including but not limited to the following:

•                  If the currently approved CKD indication is further narrowed or changed;

•                  Negative reaction from providers or the market in light of the recent DHPC letter issued by Takeda and the recommendations by the CHMP, which resulted in changes to the product label and the method of administration;

•                  If Feraheme/Rienso is linked to serious unexpected adverse reactions in patients;

•                  If Takeda experiences significant delays or setbacks in obtaining approval in the broad IDA patient population;

•                  If approval is granted with significant restrictions to the current or proposed package insert;

•                  If Takeda is required to incur significant costs as post-marketing commitments;

•                  If Takeda is unsuccessful in its commercialization of Feraheme/Rienso in the agreed-upon territories due to market, competitive or pricing dynamics, or other reasons; and

•                  If we fail to effectively manage our relationship with Takeda.

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

Takeda has the unilateral right to terminate the Amended Takeda Agreement under certain conditions, including without cause or if it determines in good faith that the continued development of Rienso would not be in the best interest of patient welfare. If Takeda terminates the agreement and we choose to continue to commercialize Feraheme/Rienso in Takeda’s territories, we would be required to either enter into alternative arrangements with third parties to commercialize Feraheme/Rienso in Takeda’s territories, which we may be unable to do in a timely and cost effective manner, or at all, or to increase our internal infrastructure, both of which would likely result in significant additional expense and the disruption or failure of commercial efforts outside of the U.S. In order to continue commercialization efforts, we would also have to assume the full cost of any post-marketing commitments, both currently and in the future, some of which might have been Takeda’s responsibility under a cost-sharing arrangement. In addition, such a termination would prevent us from receiving the milestone payments and royalties we may otherwise receive under the Amended Takeda Agreement.

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

•                  Price competitiveness; and

•                  Product characteristics such as the method of administration and dosing regimens.

The introduction by our competitors of alternatives to Feraheme/Rienso or MuGard that would be, or are perceived to be, more efficacious, safer, less expensive, easier to administer, available for a broader patient population, or provide more favorable insurance coverage or reimbursement could reduce our revenues and the value of our product development efforts.

Feraheme/Rienso may not receive the same level of market acceptance as competing iron replacement therapy products, in part because most of these products have been on the market longer and are currently widely used by physicians in the U.S. and abroad. In addition, the 2013 CHMP review of IV iron-containing medications used to treat iron deficiency and anemia (which concluded that the benefits of these medications are greater than their risks, provided that adequate measures are taken to ensure the early detection and effective management of allergic reactions that may occur, including ensuring that these products be given in an environment where patients who develop an allergic reaction can be treated immediately and ceasing to rely on a lack of allergic reaction to a test dose as an indication of tolerance of larger doses) coupled with the July 2014 recommendations of the CHMP and the DHPC letter issued by Takeda at the request of PRAC could cause physicians to elect non-IV iron alternatives which may be easier to administer or dose or which may be perceived as less risky. See the discussion under our risk factor “Our success depends upon sales of Feraheme/Rienso” for additional details on the July 2014 CHMP recommendations and the DHPC letter.

Feraheme currently competes with several IV iron replacement therapies in the U.S., certain of which are approved for the treatment of IDA in a broader group of patients than Feraheme. For example, in July 2013, Injectafer®, which is known as Ferinject® in Europe and is discussed below, was approved by the FDA for the treatment of IDA in adult patients who have an unsatisfactory response to oral iron or who have intolerance to oral iron, which is a broader indication than our current Feraheme indication. Injectafer® is approved in the U.S. with a recommended dose of two slow injections or infusions of 750 milligrams each separated by at least seven days apart for a total of 1,500 milligrams. While this dosing regimen is different from Feraheme, it does offer similar convenience benefits to Feraheme for patients and healthcare providers. If our method of administration changes in the future away from the current rapid injection, Feraheme could lose a competitive advantage to Injectafer®. Injectafer® is also priced at a significant premium to many other IV irons, which may provide more opportunity to offer discounts, incentives and rebates to new or existing customers to attract new business. The recent decision by the FDA that we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for the proposed indication will likely make it more difficult for us to compete with Injectafer® for certain customers in the U.S. because Injectafer® has been approved for a broader patient population than Feraheme. Even if we continue to seek and eventually obtain labeling of Feraheme in a broader population, Injectafer® will have already been available for a considerable period of time. During this period, physicians may increase their use of Injectafer® and gain familiarity with the product, making it more difficult for us to cause these physicians to use Feraheme in the future. In addition, manufacturers of Injectafer® may enter into commercial contracts with key customers or group purchasing organizations, or GPOs, during this period, which could prevent or make it more difficult for Feraheme to retain its existing customers, gain sales to new customers and gain market share in its existing indication with customers or GPOs, if we were to continue to seek and receive approval for the broader patient population in the future. Injectafer®’s U.S. approval or the approval of any other iron replacement product for an indication broader than Feraheme, could adversely affect our efforts to market and sell Feraheme in the U.S. and our ability to generate additional revenues and achieve profitability.

Feraheme/Rienso also competes with a number of branded IV iron replacement and certain other iron dextran and iron sucrose products outside of the U.S., such as Ferinject® (ferric carboxymaltose injection), which is an IV iron replacement therapy currently approved for marketing in approximately 47 countries worldwide for the treatment of IDA where oral iron is ineffective or cannot be used. If Takeda is unable to convince physicians and other healthcare providers to switch from using the competing IV iron products to Feraheme/Rienso, our ability to generate revenues from royalties we may receive from Takeda will be limited and our operating results will be negatively affected. In addition, all other IV iron products currently approved and marketed and sold in the EU are approved for marketing to a broader group of patients with IDA. Feraheme/Rienso was approved only for use in adult CKD patients, which could put Feraheme/Rienso at a competitive disadvantage unless and until it receives approval for a broader indication outside of the U.S. In addition, as noted above, in July 2014, the CHMP informed Takeda that it had reviewed and agreed with PRAC’s recommendations that, among other measures, Rienso should be administered to patients by infusion over at least 15 minutes (replacing injection) and that it should be contraindicated in patients with any known history of drug allergy in the current CKD indication. Based on the change in method of administration away from the current rapid injection, Rienso may be at a further competitive disadvantage to its competitors outside of the U.S. If we or Takeda are not able to differentiate Feraheme/Rienso from other marketed IV iron products, our ability to maintain a premium price, our ability to generate revenues and achieve and maintain profitability, and our long-term business prospects could be adversely affected.

There are other companies in the U.S. commercializing products for the management or treatment of oral mucositis that may compete with MuGard, including (a) NeutraSal® (supersaturated calcium phosphate rinse), a prescription mouth rinse marketed by Invado Pharmaceuticals, LLC; (b) Caphosol® a supersaturated calcium phosphate artificial saliva used as an adjunct to other oral care which is marketed by Jazz Pharmaceuticals plc; and (c) Kepivance® (palifermin) an IV human growth factor which is marketed by Swedish Orphan Biovitrum AB. In addition, there are several marketed products available which are indicated for the management of pain associated with oral mucositis including (a) Episil, which is marketed by Cangene BioPharma, Inc.; (b) Gelclair®, which is marketed by DARA BioSciences; and (c) GelX Oral Gel, which is marketed by Praelia Pharmaceuticals, Inc. If we are not able to differentiate MuGard from other marketed products for the management or treatment of oral mucositis, our ability to generate additional revenues could be adversely affected.

We may not be able to further expand our product portfolio by entering into additional business development transactions, such as in-licensing arrangements, acquisitions, or collaborations or, if such arrangements are entered into, they could disrupt our business, decrease our profitability, result in dilution to our stockholders or cause us to incur debt or significant additional expense.

As part of our business strategy to expand our product portfolio, we are seeking to in-license or acquire additional pharmaceutical products or companies, including revenue-generating commercial products and late-stage development assets that leverage our corporate infrastructure and commercial expertise. For example, in June 2013, we entered into a license agreement with Access, under which we acquired the MuGard Rights. We have limited experience with respect to these business development activities and there can be no assurance that we will be able to identify or complete any such transaction in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated financial benefits of any such transaction, including MuGard.

Further, the valuation methods that we use for any acquired product or business requires significant judgment and assumptions. Actual results and performance of the product or business that we acquire could differ significantly from our original assumptions, especially during the periods immediately following the closing of the transaction. In addition, acquisitions may cause significant changes to our current structure, organization and operations, may subject us to more rigid or constraining regulations or government oversight and may have negative tax and accounting consequences. These results could have a negative impact on our financial position or results of operations and result in significant charges in future periods. We may not be successful in acquiring or in-licensing any product, product candidate or business that will provide us with commercial, development and/or financial synergies with Feraheme and our current organization such that we will be able to eliminate expenses either from our existing operations or from the cost structure of the acquired product. We may not be successful in acquiring or in-licensing products, product candidates or businesses to diversify our product portfolio and our business would therefore continue to be dependent upon the sales of Feraheme/Rienso (see the discussion under the risk factor “Our success depends upon sales of Feraheme/Rienso” for a discussion of the associated risks).

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

We have and we may in the future acquire or in-license additional pharmaceutical products such as we did with MuGard. The integration of the operations of acquired products or businesses, including MuGard, requires significant efforts, including the coordination of information technologies, sales and marketing, operations, manufacturing, safety and pharmacovigilance, medical and finance. These efforts result in additional expenses and involve significant amounts of management’s time. In addition, we rely on Access, and may in the future have to rely on such other parties with whom we may enter into a future agreement, to perform certain regulatory filings, oversee certain functions, such as pharmacovigilance or the manufacture of the product we license from them, and any failure of Access or any other party to perform these functions for any reason, including ceasing doing business, could have a material effect on our ability to commercialize MuGard or any other future product we may acquire. We may not realize the anticipated benefits of the MuGard Rights or any future acquisition, license or collaboration, any of which involves numerous risks including the following:

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

If we cannot successfully integrate the MuGard business, or other businesses we may acquire or in-license, into our company, we may experience material negative consequences to our business, financial condition or results of operations. We cannot assure you that, following any such acquisitions, including MuGard, we will achieve the expected synergies to justify the transaction.

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

We do not currently own or operate, and currently do not plan to own or operate, facilities for the manufacture of Feraheme/Rienso or MuGard, and we do not plan to own or operate facilities for the manufacture of any commercial products we may acquire or in-license. We currently rely solely on our third-party contract manufacturers to manufacture Feraheme/Rienso for our commercial and clinical use and rely on Access for the manufacture of MuGard. We do not currently have an alternative manufacturer for our Feraheme/Rienso drug substance and finished drug product and we may not be able to enter into agreements with second source manufacturers whose facilities and procedures comply with current good manufacturing practices, or cGMP, regulations and other regulatory requirements on a timely basis and with terms that are favorable to us, if at all.

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

Our third-party contract manufacturing facilities are subject to cGMP regulations enforced by the FDA and equivalent foreign regulatory regulations and agencies through periodic inspections to confirm such compliance. Similarly, we rely on Access for the manufacture of MuGard and any third-party contract manufacturing facilities engaged by Access are subject to cGMP regulations. Contract manufacturers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that these manufacturing facilities meet applicable regulatory requirements. Failure to maintain ongoing compliance with cGMP or similar regulations and other applicable manufacturing requirements of various U.S. or foreign regulatory agencies could result in, among other things, the issuance of warning letters, fines, the withdrawal or recall of our products, including Feraheme/Rienso and MuGard from the marketplace, total or partial suspension of Feraheme/Rienso or MuGard production, the loss of Feraheme/Rienso inventory or the inability of Access to supply sufficient MuGard inventory, suspension of the review of our current or future sNDAs or equivalent foreign filings, enforcement actions, injunctions or criminal prosecution. A government-mandated recall or a voluntary recall could divert managerial and financial resources, could be difficult and costly to correct, could result in the suspension of sales of our products, including Feraheme/Rienso and MuGard, and could have a severe adverse impact on our potential profitability and the future prospects of our business. If any U.S. or foreign regulatory agency inspects any of these manufacturing facilities and determines that they are not in compliance with cGMP or similar regulations or our or Access’s contract manufacturers otherwise determine that they are not in compliance with these regulations, as applicable, such contract manufacturers could experience an inability to manufacture sufficient quantities of Feraheme/Rienso to meet U.S. or foreign demand and of MuGard to meet U.S. demand, or incur unanticipated compliance expenditures.

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

Our products may not be widely adopted or continue to be used by physicians, hospitals, patients, or healthcare payors, which would adversely impact our potential profitability and future business prospects.

The commercial success of our products depends upon the level of market adoption and continued use by physicians, hospitals, patients, and healthcare payors, including managed care organizations and GPOs. If our products do not achieve or maintain an adequate level of market adoption for any reason, our potential profitability and our future business prospects will be adversely impacted. Feraheme/Rienso and MuGard represent an alternative to other products in their respective markets and might not be adopted if perceived to be no safer, less safe, no more effective, less effective, no more convenient, or less convenient than currently available products. In addition, the pricing and/or reimbursement rates and terms of our products may not be viewed as advantageous to potential prescribers and payors as the pricing and/or reimbursement rates and terms of alternative products.

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

•                  The actual or perceived safety and efficacy profile of Feraheme/Rienso as compared to alternative iron replacement therapeutic agents, particularly in light of the complete response letter, recent and proposed changes to the product label, the DHPC letter issued by Takeda, the recommendation of the CHMP and if unanticipated adverse reactions to Feraheme/Rienso result in further changes to or restrictions in the Feraheme/Rienso package insert, voluntary or involuntary product recalls and/or otherwise create safety concerns among potential prescribers;

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

•                  The actual or perceived convenience and ease of administration of Feraheme/Rienso as compared to alternative iron replacement therapeutic agents, including iron administered orally, in light of recent or potential changes to the methods of administration;

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

One of our U.S. Feraheme patents is subject to a patent term extension under U.S. patent law and FDA regulations and will expire in June 2023. Our other U.S. patents relating to Feraheme expire in 2020. Our licensed patents relating to MuGard expire in 2022. These and any other patents issued to us may be contested or invalidated. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may become a party to patent litigation and other proceedings, including interference and reexamination proceedings declared by the United States Patent and Trademark Office. Further, our licensed patent rights to MuGard may not prevent competitors from independently developing and marketing a competing product that does not infringe our licensed patents or other intellectual property.

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

The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. and therefore, in addition to similar risks to those described above under the risk factor

“The success of Feraheme and MuGard in the U.S. depends on our ability to maintain the proprietary nature of our technology,” our intellectual property rights may be subject to increased risk abroad, including opposition proceedings before the patent offices for other countries, such as the European Patent Office, or the EPO, or similar adversarial proceedings, regarding intellectual property rights with respect to Feraheme/Rienso. For example, in July 2010, Sandoz GmbH, or Sandoz, filed with the EPO an opposition to one of our previously issued patents which covers ferumoxytol in the EU. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked our European ferumoxytol patent. In December 2012, our notice of appeal was recorded with the EPO, which also suspended the revocation of our patent. On May 13, 2013, we filed a statement of grounds of appeal and on September 27, 2013, Sandoz filed a response to that statement. We filed a reply to that response on March 17, 2014. We will continue to defend the validity of this patent throughout the appeals process, which we expect to take two to three years. The appeals process is costly and time-consuming and if it results in an unfavorable outcome to us, it could result in a loss of proprietary rights in the EU and may allow Sandoz or other companies to use our proprietary technology without a license from us, which may also result in a loss of future royalty or milestone payments to us, as well as the possibility that Takeda may determine that the terms of our agreement are no longer viable. We cannot predict the outcome of our appeal of the EPO decision. This or any future patent interference proceedings involving our patents may result in substantial costs to us, distract our management from day-to-day business operations and responsibilities, prevent us or Takeda from marketing and selling Feraheme/Rienso or increase the risk that a generic version of Feraheme/Rienso could enter the market to compete with Feraheme/Rienso. In countries where we do not have or have not applied for patents for ferumoxytol, we may be unable to prevent others from developing or selling similar products. In addition, in jurisdictions outside the U.S. where we have patent rights, we may be unable to prevent unlicensed parties from selling or importing products or technologies derived elsewhere using our proprietary technology. Any such limitation on our intellectual property rights would cause substantial harm to our competitive position and to our ability to develop and commercialize Feraheme/Rienso. Our inability to protect Feraheme/Rienso through our patents and other intellectual property rights in any territory prior to their expiration could have a material adverse effect on our business, financial condition and prospects.

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

In the U.S., we sell Feraheme primarily to wholesalers and specialty distributors and therefore a significant portion of our revenues is generated by a small number of customers. Four customers accounted for 90% of our total revenues during the six months ended June 30, 2014, and three customers accounted for 93% of our accounts receivable balance as of June 30, 2014. We pay these wholesalers and specialty distributors a fee for the services that they provide to us. Because our business is concentrated with such a small number of wholesalers and specialty distributors, we could be forced to accept increases in their fees in order to maintain the current distribution networks through which Feraheme is sold. Any increase in fees could have a negative impact on our current and future sales of Feraheme in the U.S. and could have a negative impact on the reimbursement rate an individual physician, hospital or clinic would realize upon using Feraheme. In addition, a significant portion of our U.S. Feraheme sales are generated through a small number of contracts with GPOs. For example, approximately 27% of our end-user demand during the first half of 2014 was generated by members of a single GPO with which we have contracted. As a result of the significant percentage of our end-user demand being generated by a single GPO, we may be at a disadvantage in future contract or price negotiations with such GPO and that GPO may be able to influence the demand for Feraheme from its members in a particular quarter through communications they make to their customers. In addition, the GPOs can also offer opportunities for competitors to Feraheme that provide the ability to quickly gain market share by offering a more attractive price or contracts and incentives that encourage the members of the GPO to use or switch to the competing product. The loss of some or all of this demand to a competitor, a material reduction in sales volume, or a significant adverse change in our relationship with any of our key wholesalers, distributors or GPOs could have a material adverse effect on our revenue in any given period and may result in significant annual or quarterly revenue fluctuations.

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

In addition, U.S. and many foreign governments continue to propose and pass legislation designed to reduce the cost of health care for patients. The Healthcare Reform Act includes certain cost containment measures including an increase to the minimum rebates for products covered by Medicaid programs, the extension of such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations and the expansion of the 340B Drug Discount Program under the Public Health Service Act. In addition, the heightened focus on the health-care industry by the federal government could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near-term. For example, recent legislation has resulted in Medicare payments being subject to a 2% reduction, referred to as sequestration, until 2024. Because the majority of our Feraheme business is through hematology/oncology clinics and outpatient hospital infusions centers, this reduction in the Medicare reimbursement payment for Feraheme may adversely impact our future revenues. The magnitude of the impact of these laws on our business is uncertain. Further, in recent years some states have also passed legislation to control the prices of drugs as well as begun a move toward managed care to relieve some of their Medicaid cost burden. While Medicare is the predominant payor for Feraheme for treatment of patients with CKD, Medicare payment policy, in time, can also influence pricing and reimbursement in the non-Medicare markets, as private third-party payors and state Medicaid plans frequently adopt Medicare principles in setting reimbursement methodologies. These and any future changes in government regulation or private third-party payors’ reimbursement policies may reduce the extent of reimbursement for our products and adversely affect our future operating results.

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

Currently, in U.S. physician clinic and hospital outpatient settings, Medicare Part B generally reimburses for physician-administered drugs at a rate of 106% of the drug’s ASP. ASP is defined by statute based on certain historical sales and sales incentive data, including rebates and chargebacks, for a defined period of time. Manufacturers submit the required information to the Centers for Medicare and Medicaid Services, or CMS, on a quarterly basis. In advance of the quarter in which the payment limit for drugs reimbursed under Medicare Part B program will go into effect, CMS calculates and publishes the payment limit. Under this methodology, payment rates change on a quarterly basis, and significant downward fluctuations in ASP, and therefore reimbursement rates, could negatively impact sales of a product. Because ASP is defined by statute, and changes to Medicare payment methodologies require legislative change, it is unclear if and when ASP reimbursement methodology will change for the physician office setting. For hospital outpatient departments, the Medicare payment methodology for many covered Part B drugs also is at 106% of ASP, but CMS could change the payment methodology through regulations, without any intervening legislation. While Medicare is the predominant payor for treatment of patients with CKD, Medicare payment policy, in time, can also influence pricing and reimbursement in the non-Medicare markets, as private third-party payors and state Medicaid plans frequently adopt Medicare principles in setting reimbursement methodologies. We cannot predict the impact that any changes in reimbursement policies may have on our ability to compete effectively.

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

In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory proposals aimed at changing the U.S. healthcare system. For example, the Healthcare Reform Act contains a number of provisions that significantly impact the pharmaceutical industry and may negatively affect our business, including potential revenues. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, expansion of the 340B program, and fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

The Healthcare Reform Act made significant changes to the Medicaid program, including an increase to the minimum rebates for products covered by Medicaid programs from 15.1% to 23.1% of the average manufacturer price for most innovator products and the expansion of the 340B Drug Discount Program under the Public Health Service Act. Effective March 2010, the Healthcare Reform Act expanded manufacturer rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. In addition, the Healthcare Reform Act and subsequent legislation changed the definition of average manufacturer price. Finally, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Substantial new provisions affecting compliance have also been added, which may require us to modify our business practices with healthcare providers and potentially incur additional costs. While we are continuing to evaluate this legislation and its potential impact on our business, this legislation may adversely affect the demand for Feraheme in the U.S. or cause us to incur additional expenses and therefore adversely affect our financial position and results of operations.

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

The Healthcare Reform Act also expanded the Public Health Service’s 340B pricing program. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Healthcare Reform Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. For example, the percentage of Feraheme business sold to 340B institutions has grown from 11% in 2011 to 15% in 2013. Since these institutions are granted lower prices than those offered to our other customers, any further growth in our 340B business may have a negative impact on our sales price per gram and gross margins.

The Healthcare Reform Act also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. HRSA previously was expected to issue a comprehensive proposed regulation in 2014 that would have addressed many aspects of the 340B program. However, the first and only regulation issued by HRSA to date regarding the 340B program was vacated by the U.S. District Court for the District of Columbia on May 23, 2014 on the ground that HRSA did not have requisite rulemaking authority. That decision has raised questions regarding whether HRSA has the authority to issue the comprehensive regulation. Therefore, it is unclear if HRSA now will issue this proposed regulation in 2014. If that regulation is proposed and finalized, it could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

In recent years, several U.S. states have enacted legislation requiring pharmaceutical companies to establish marketing and promotional compliance programs or codes of conduct and/or to file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered by additional states and foreign governments. In addition, as part of the Healthcare Reform Act, the federal government has enacted the Physician Payment Sunshine Act and related regulations. Since August 2013, manufacturers of drugs have been required to capture information to allow for the public reporting of gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Compliance with these laws is difficult, time consuming and costly, and if we are found to not be in full compliance with these laws, we may face enforcement actions, fines and other penalties, and we could receive adverse publicity which could have an adverse effect on our business, financial condition and results of operations.

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

As a condition of reimbursement by various U.S. federal and state healthcare programs for Feraheme, we are required to calculate and report certain pricing information to U.S. federal and state healthcare agencies. We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program, and we have obligations to report ASP for the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient products that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our products under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to the CMS. These data include the average manufacturer price and, in the case of innovator products such as Feraheme, the best price for each drug.

The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer prices and best prices for the quarter. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the 340B “ceiling price.” The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities, such as safety-net providers, no more than the 340B ceiling price for the manufacturer’s covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid rebate program.

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

Price reporting and payment obligations are highly complex and vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The calculations of average manufacturer price, best price, and ASP include a number of inputs from our contracts with wholesalers, specialty distributors, GPOs and other customers. It also requires us to make an assessment of whether these agreements are deemed to be for bona fide services and that the services are deemed to be at fair market value in our industry and for our products. These calculations are very complex and could involve the need for us to unbundle or reallocate discounts or rebates offered over multiple quarters or across multiple products. Our processes for estimating amounts due under these governmental pricing programs involve subjective decisions and estimates. The unbundling of discounts and rebates across multiple reporting periods can result in a restatement of government price reports and changes to the reimbursement rates for various customers covered under federal programs, such as Medicare, Medicaid or the 340B program.

If we have to restate our calculation of government price reports, we may be forced to refund certain monies back to payers to comply with federal pricing agreements. Such a restatement of our government price reports would also adversely impact our reported financial results of operations in the period of such restatement. As a result, our price reporting calculations remain subject to the risk of errors and our methodologies for calculating these prices could be challenged under the Federal False Claims Act or other laws. In addition, the Healthcare Reform Act modified the rules related to certain price reports, among other things. Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. This uncertainty in the interpretation of the legislation increases the chances of an error in price reporting, which could in turn lead to a legal challenge, restatement or investigation. If we become subject to investigations, restatements, or other inquiries concerning our compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price, average sales price, or best price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit monthly/quarterly average manufacturer price, average sales price, and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.

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

We have a history of significant operating losses, we may not be profitable in the future, and if we do attain profitability, such profitability may not be sustainable. In the past, we have financed our operations primarily from the sale of our debt and equity securities, cash from sales of Feraheme/Rienso, cash generated by our investing activities, and payments from our licensees. As of June 30, 2014, we had an accumulated deficit of approximately $474.9 million. Our losses were primarily the result of compensation to employees, commercialization expenses, including marketing and promotion costs, research and development costs, including costs associated with our clinical trials, and general and administrative costs, partially offset by net product sales and collaboration revenues. We expect to continue to incur significant expenses as we continue to market and sell and contract for the manufacture of Feraheme as an IV iron replacement therapeutic for use in adult CKD patients in the U.S., market and sell MuGard and if we further develop and seek marketing approval for Feraheme for the treatment of IDA in a broad range of patients, which would include conducting additional human trials for which we would incur significant research and development costs over a long period of time. As a result, we will need to generate sufficient revenues in future periods to achieve and maintain profitability. There is no guarantee that we will achieve profitability or maintain profitability, if achieved, and there is no guarantee that we will be able to maintain positive cash flow from operations. We anticipate that the majority of any revenue we generate in the next 12 months will be from sales of Feraheme as an IV iron replacement therapeutic agent for use in adult CKD patients in the U.S., royalties we may receive with respect to sales of Feraheme/Rienso in the EU and Canada under the Amended Takeda Agreement, and from sales of MuGard. We never independently marketed or sold any products prior to Feraheme, and we may not be successful in marketing or selling Feraheme or MuGard in the U.S., and Takeda may not be successful in marketing or selling Feraheme/Rienso outside of the U.S. If we or Takeda are not successful in marketing and selling Feraheme/Rienso, if revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, or if we are otherwise unable to achieve, maintain or increase profitability on a quarterly or annual basis, our business, results of operations and financial condition could be materially adversely affected and the market price of our common stock may decline.

We have limited experience independently commercializing a pharmaceutical product and no experience independently commercializing multiple products, and any failure on our part to effectively execute our Feraheme or MuGard commercial plans in the U.S. would have an adverse impact on our business.

Prior to our commercialization of Feraheme in the U.S., we had never independently marketed or sold a product. We have an internal commercial infrastructure to market and sell Feraheme and MuGard in the U.S. If we are unsuccessful in maintaining an effective commercial function with multiple products, integrating MuGard into our existing sales infrastructure, or experience a high level of employee turnover for any reason, our ability to attract and retain qualified personnel, maintain sales levels, and support potential sales growth could be harmed, all of which could prevent us from successfully commercializing Feraheme or MuGard in the U.S. Any failure by us to successfully commercialize Feraheme or MuGard in the U.S. could have a material adverse impact on our ability to generate revenues, our ability to achieve profitability, and the future prospects for our business.

Our success depends on our ability to attract and retain key employees, and any failure to do so may be disruptive to our operations.

We are a pharmaceutical company focused on marketing commercial products and we plan to expand our portfolio with additional commercial-stage products through acquisitions and in-licensing; thus, the range of skills of our executive officers needs to be broad and deep. If we are not able to hire and retain talent to drive commercialization and expansion of our portfolio, we will be unlikely to achieve profitability. Further, because of the specialized nature of our business, our success depends to a significant extent on our ability to continue to attract, retain and motivate qualified sales, technical operations, managerial, scientific, and medical personnel of all levels. We have entered into employment agreements with all of our current senior executives, but such agreements do not guarantee that these executives will remain employed by us for any significant period of time, or at all. There is intense competition for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business.

Previously implemented workforce reductions or reorganizations could residually harm our ability to attract and retain qualified personnel. In addition, any restructuring plans we may initiate in the future may be disruptive to our operations and could harm our ability to attract and retain qualified key personnel. For example, cost saving measures may distract management from our core business, harm our reputation, or yield unanticipated consequences, such as attrition beyond planned reductions in workforce, increased difficulties in our day-to-day operations, reduced employee productivity and a deterioration of employee morale. Any workforce reductions could also harm our ability to attract and retain qualified sales, technical operations, managerial, scientific, and medical personnel who are critical to our business. Any future employee turnover, whether occurring as part of a restructuring plan or otherwise, could cause significant disruption if we are unable to implement or maintain a sufficient succession plan for certain personnel or departments. Any failure to attract, retain or replace qualified personnel could prevent us from successfully commercializing and developing our products, impair our ability to maintain sales levels and/or support potential sales growth.

Moreover, although we believe it is necessary to closely manage the cost of our operations to improve our performance, these initiatives may preclude us from making potentially significant personnel-related expenditures that could improve our competitiveness over the longer term. We cannot guarantee that any cost reduction measures, or other measures we may take in the future, will result in the expected cost savings, or that any cost savings will be unaccompanied by these or other unintended consequences.

We have limited experience independently distributing pharmaceutical products, and our commercialization plans could suffer if we fail to effectively manage and maintain our supply chain and distribution network.

We do not have significant experience in managing and maintaining a supply chain and distribution network, and we are placing substantial reliance on third parties to perform product supply chain services for us. Such services include packaging, warehousing, inventory management, storage and distribution of Feraheme/Rienso and MuGard. If our third-party supply chain service suppliers are unable to provide uninterrupted labeling, packaging and storage services or other supply chain services, respectively, we may incur substantial losses of sales to wholesalers or other purchasers of our products.

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

We rely on and intend to continue to rely on third parties, including CROs, third-party manufacturers, third-party logistics providers, packaging and labeling providers, wholesale distributors and certain other important vendors and consultants, including those engaged by Access, in the conduct of our business. In addition, we have contracted and plan to continue to contract with certain third parties to provide certain services, including site selection, enrollment, monitoring, data management and other services, in connection with the conduct of our clinical trials and the preparation and filing of our regulatory applications. We have limited experience conducting clinical trials outside the U.S., and, therefore, we are also largely relying on third parties such as CROs to manage, monitor and carry out these clinical trials. Although we depend heavily on these parties, we do not control them and, therefore, we cannot be assured that these third parties will adequately and timely perform all of their contractual obligations to us. If our third-party service providers cannot adequately fulfill their obligations to us in a timely and satisfactory manner, if the quality and accuracy of our clinical trial data or our regulatory submissions are compromised due to poor quality or failure to adhere to our protocols or regulatory requirements or if such third parties otherwise fail to adequately discharge their responsibilities or meet deadlines, our current and future development plans and regulatory submissions both in and outside of the U.S may be delayed or terminated, which would adversely impact our ability to generate revenues from Feraheme/Rienso sales in additional indications and/or outside of the U.S.

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

•                  Changes in the actual or perceived safety or efficacy profile of our products, especially in light of the recent complete response letter we received from the FDA and recent and proposed changes to the product label, the DHPC letter issued by Takeda and the recommendation of the CHMP, that could cause customers to decrease or discontinue their use of our products or could affect the regulatory status of our products in the U.S. or elsewhere;

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

•                  The timing and magnitude of costs associated with our ongoing and planned clinical studies of

Feraheme/Rienso in connection with our pediatric program, our current or future post-marketing commitments for the EMA and other regulatory agencies, our pursuit, if any, of additional indications and our development of Feraheme/Rienso in countries outside of the U.S;

•                  The costs associated with manufacturing batch failures or inventory write-offs due to out-of-specification release testing or ongoing stability testing that results in a batch no longer meeting specifications;

•                  The costs and liabilities incurred in connection with our business development activities, including costs and liabilities that we may inherit or incur in connection with the purchase of target companies or assets;

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

We and/or Takeda are subject to ongoing U.S. and foreign regulatory obligations and oversight of Feraheme/Rienso and MuGard, and any failure by us to maintain compliance with applicable regulations may result in several adverse consequences including the suspension of the manufacturing, marketing and sale of our respective products, the incurrence of significant additional expense and other limitations on our ability to commercialize our respective products.

We and/or Takeda are subject to ongoing regulatory requirements and review, including by periodic audits, both in the U.S. and in foreign jurisdictions pertaining to the manufacture, labeling, packaging, adverse event reporting, storage, marketing, promotion and record keeping related to our respective products. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with our products or our third-party contract manufacturing facilities or processes by which we manufacture our products may result in restrictions on our ability to manufacture, market or sell our products, including potential withdrawal from the market. Any such restrictions could result in a decrease in our product sales, damage to our reputation or the initiation of lawsuits against us, Takeda, or our third-party contract manufacturers. We and/or Takeda may also be subject to additional sanctions, including but not limited to:

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

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $16.49 and $28.42 in the fifty-two week period through July 31, 2014. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, many of which are beyond our control, may have a significant impact on the market price of our common stock. Factors which may affect the market price of our common stock include, among others:

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

•                  Actual or perceived safety concerns related to our products, product candidates or products of our competitors, including as a result of the FDA’s recent complete response letter addressing our

sNDA, recent and proposed changes to the product label, the DHPC letter issued by Takeda, the recommendation of the CHMP and any other actions taken by U.S. or foreign regulatory authorities in connection with safety concerns, or any voluntary or involuntary product recalls;

•                  Significant collaboration, product or business acquisitions, joint venture, in-licensing or similar agreements by us or our competitors or the termination of any such current or future material agreements;

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us and our business. As of July 31, 2014, five financial analysts publish reports about us and our business. We do not control these or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. In addition, our future operating results are subject to substantial uncertainty, and our stock price could decline significantly if we fail to meet or exceed analysts’ forecasts and expectations. If any of the analysts who cover us downgrade our stock, lower their price target or issue commentary or observations about us or our stock that are perceived by the market as negative, our stock price would likely decline rapidly. In addition, if these analysts cease coverage of our company, we could lose visibility in the market, which in turn could also cause our stock price to decline.

If our operating results do not meet our own publicly disclosed financial guidance our stock price could decline.

In July 2014, we publicly updated our financial guidance, including expected 2014 total revenues and U.S. Feraheme net sales. If, for any reason, we are unable to realize our projected 2014 revenue, we may not realize our publicly announced revenue and other guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

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

•                  Our ability to obtain regulatory approval for Feraheme/Rienso to treat IDA regardless of the underlying cause both within the U.S. and outside of the U.S., particularly in the EU, especially in light of FDA’s recent decision that we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for this population and the need to undertake additional clinical trials in order to pursue the broader indication and the timing of the Type II Variation;

•                  The magnitude and growth rate of U.S. Feraheme sales over prior periods;

•                  The magnitude of Feraheme/Rienso sales and royalties we may receive from Takeda outside of the U.S.;

•                  The success, costs and structure of any business or corporate development initiatives to bring additional products or product candidates into our portfolio;

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

We estimate that our cash resources as of June 30, 2014, combined with cash we currently expect to receive from sales of Feraheme/Rienso and MuGard, earnings on our investments, and royalty and milestone payments we may receive from Takeda will be sufficient to finance our currently planned operations for at least the next 12 months. We may require additional funds or need to establish additional alternative strategic arrangements to execute a business development transaction. We may at any time seek funding through additional arrangements with collaborators through public or private equity or debt financings. We may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all.

The Convertible Notes are, and any additional equity or equity-linked financings or alternative strategic arrangements would be, dilutive to our stockholders. In addition, the terms of any additional debt financing could greatly restrict our ability to raise additional capital and may provide rights and preferences to the investors in any such financing which are senior to those of, and not available to, current stockholders, impose restrictions on our day-to-day operations or place limitations on our ability to enter into combination transactions with other entities. Our inability to raise additional capital on terms and within a timeframe acceptable to us when needed could force us to dramatically reduce our expenses and delay, scale back or eliminate certain of our activities and operations, including our commercialization and development activities, any of which would have a material adverse effect on our business, financial condition and future business prospects.

The investment of our cash is subject to risks, which may cause losses or adversely affect the liquidity of these investments and our results of operations, liquidity and financial condition.

As of June 30, 2014, we had $202.1 million in cash and cash equivalents and $184.4 million in investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crisis. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

A purported class action complaint was originally filed on March 18, 2010 in the U.S. District Court for the District of Massachusetts, entitled Silverstrand Investments et. al. v. AMAG Pharm., Inc., et. al., Civil Action No. 1:10-CV-10470-NMG, and was amended on September 15, 2010 and on December 17, 2010. The second amended complaint, or SAC, filed on December 17, 2010 alleged that we and our former President and Chief Executive Officer, former Chief Financial Officer, the then-members of our Board of Directors, or Board, and certain underwriters in our January 2010 offering of common stock violated certain federal securities laws, specifically Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and that our former President and Chief Executive Officer and former Chief Financial Officer violated Section 15 of such Act, respectively, by making certain alleged omissions in a registration statement filed in January 2010. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our common stock pursuant to our common stock offering on or about January 21, 2010. On August 11 and 15, 2011, respectively, the District Court issued an Opinion and Order dismissing the SAC with prejudice for failure to state a claim upon which relief could be granted. On September 14, 2011, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit, or the Court of Appeals. The Court of Appeals heard oral argument on May 11, 2012. On February 4, 2013, the Court of Appeals affirmed in part and reversed in part the District Court’s Opinion and Order and remanded the case to the District Court. On February 19, 2013, we filed a Petition for Panel Rehearing and Rehearing En Banc, which was denied on March 15, 2013. On March 22, 2013, we filed a Motion to Stay the Mandate remanding the case to the District Court pending review by the U.S. Supreme Court of the Court of Appeals’ February 4, 2013 decision. The Court of Appeals granted the Motion to Stay the Mandate on April 8, 2013. On June 13, 2013, we filed a Petition for a Writ of Certiorari, or the Petition, with the U.S. Supreme Court seeking review of the Court of Appeal’s decision and to have that decision overturned. On October 7, 2013 the U.S. Supreme Court denied our Petition, resulting in the case’s return to the District Court for further proceedings relative to the SAC’s surviving claims. On November 6, 2013, we filed a renewed Motion to Dismiss the SAC’s surviving claims. On December 6, 2013, the plaintiffs filed a brief in opposition to our Motion to Dismiss and we filed a reply brief in support of our Motion on December 27, 2013. On April 7, 2014, the District Court denied our renewed Motion to Dismiss. On May 7, 2014, the parties filed a joint status report with the District Court in advance of a status conference held on May 14, 2014. All defendants filed answers and affirmative defenses to the pending complaint on May 19, 2014. On June 6, 2014, the parties requested the District Court to stay the proceedings, which the Court allowed on June 9, 2014. Subsequently, the District Court set August 15, 2014 as the date by which all associated motion papers and other documents are to be filed. Whether or not the plaintiff’s case is successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. For future matters should they arise, if we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

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

Our shareholder rights plan, certain provisions in our charter and by-laws, certain provisions of our Convertible Notes, certain contractual relationships and certain Delaware law provisions could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove the current members of our Board.

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

Furthermore, holders of the Convertible Notes have the right to require us to repurchase their notes at a price equal to 100% of the principal amount thereof and the conversion rate for the Convertible Notes may be increased as described in the indenture, in each case, upon the occurrence of certain change of control transactions. Additionally, upon certain change of control transactions, the offsetting convertible bond hedge and warrant transactions that we entered into at the time we issued the Convertible Notes may be exercised and/or terminated early. Upon any such exercise and/or early termination, the proceeds we receive upon the exercise of the convertible bond hedge transactions may prove to be significantly lower than the amounts we would be required to pay upon termination of the warrant transactions. These features of the Convertible Notes and the convertible bond hedge and warrants, including the financial implications of any renegotiation of the above-mentioned provisions, could have the effect of preventing a change of control, whether or not it is desired by, or beneficial to, our stockholders, or may result in the acquisition of us being on terms less favorable to our stockholders than it would otherwise be.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to our purchases of shares of our stock during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1, 2014 through April 30, 2014	199	$18.16	—	—

May 1, 2014 through May 31, 2014	—	—	—	—

June 1, 2014 through June 30, 2014	—	—	—	—

Total	199	$18.16	—	—

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

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Date: August 5, 2014

AMAG PHARMACEUTICALS, INC.

By:	/s/ Scott A. Holmes
Scott A. Holmes
Chief Accounting Officer, Treasurer and Senior Vice President, Finance and Investor Relations

Date: August 5, 2014

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

The following materials from AMAG Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+                 Exhibits marked with a plus sign (“+”) are filed herewith.

++          Exhibits marked with a double plus sign (“++”) are furnished herewith.