Form 10-Q
period 2015-03-31
AMAG PHARMACEUTICALS INC.
filed 2015-05-06
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

As of May 1, 2015, there were 30,532,621 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I.                 FINANCIAL INFORMATION

Item 1.  Financial Statements

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$243,801	$119,296
Investments	117,338	24,890
Accounts receivable, net	56,176	38,172
Inventories	35,939	40,610
Receivable from collaboration	—	4,518
Deferred tax assets	54,896	32,094
Prepaid and other current assets	11,381	14,456
Total current assets	519,531	274,036
Property and equipment, net	1,439	1,519
Goodwill	205,824	205,824
Intangible assets, net	876,426	887,908
Restricted cash	2,397	2,397
Other long-term assets	14,825	17,249
Total assets	$1,620,442	$1,388,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,958	$7,301
Accrued expenses	88,811	80,811
Current portion of long-term debt	38,250	34,000
Deferred revenues	33,563	44,376
Total current liabilities	166,582	166,488
Long-term liabilities:
Long-term debt, net	281,904	293,905
Convertible 2.5% senior notes, net	169,090	167,441
Acquisition-related contingent consideration	220,537	217,984
Deferred tax liabilities	106,030	77,619
Other long-term liabilities	5,123	5,543
Total liabilities	949,266	928,980
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 58,750,000 shares authorized; 30,531,621 and 25,599,550 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	305	256
Additional paid-in capital	991,959	793,757
Accumulated other comprehensive loss	(3,549)	(3,617)
Accumulated deficit	(317,539)	(330,443)
Total stockholders’ equity	671,176	459,953
Total liabilities and stockholders’ equity	$1,620,442	$1,388,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
U.S. product sales, net	$77,415	$17,523
License fee, collaboration and other revenues	12,090	3,312
Total revenues	89,505	20,835
Costs and expenses:
Cost of product sales	21,026	2,837
Research and development expenses	6,988	6,498
Selling, general and administrative expenses	32,112	17,491
Restructuring expenses	571	—
Total costs and expenses	60,697	26,826
Operating income (loss)	28,808	(5,991)
Other income (expense):
Interest expense	(10,367)	(1,476)
Interest and dividend income, net	71	265
Other income	—	100
Total other income (expense)	(10,296)	(1,111)
Net income (loss) before income taxes	18,512	(7,102)
Income tax expense	5,608	—
Net income (loss)	$12,904	$(7,102)

Net income (loss) per share:
Basic	$0.47	$(0.33)
Diluted	$0.39	$(0.33)

Weighted average shares outstanding used to compute net income (loss) per share:
Basic	27,213	21,824
Diluted	38,245	21,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$12,904	$(7,102)
Other comprehensive income (loss):
Unrealized gains on securities:
Holding gains arising during period, net of tax	68	77
Reclassification adjustment for (gains) included in net income (loss)	—	—
Net unrealized gains on securities	68	77
Total comprehensive income (loss)	$12,972	$(7,025)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Three months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$12,904	$(7,102)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,519	162
Amortization of premium/discount on purchased securities	56	664
Write-down of inventory to net realizable value	—	1,437
Non-cash equity-based compensation expense	2,668	1,930
Amortization of debt discount and debt issuance costs	2,401	851
Other income	—	(100)
Change in fair value of contingent consideration	2,599	789
Deferred tax liabilities	5,608	—
Changes in operating assets and liabilities:
Accounts receivable, net	(18,004)	(3,273)
Inventories	3,326	(2,521)
Receivable from collaboration	4,518	76
Prepaid and other current assets	3,076	(1,014)
Other long-term assets	2,106	885
Accounts payable and accrued expenses	4,852	(1,101)
Deferred revenues	(10,813)	(3,075)
Other long-term liabilities	(420)	318
Total adjustments	16,492	(3,972)
Net cash provided by (used in) operating activities	29,396	(11,074)
Cash flows from investing activities:
Proceeds from sales or maturities of investments	1,459	26,706
Purchase of investments	(93,895)	(25,046)
Proceeds from sale of assets	—	100
Capital expenditures	(55)	(124)
Change in restricted cash	—	2,883
Net cash (used in) provided by investing activities	(92,491)	4,519
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of underwriting disount and other expenses	189,150	—
Long-term debt principal payment	(8,185)	—
Proceeds from issuance of convertible 2.5% senior notes	—	200,000
Payment of debt issuance costs	—	(6,361)
Proceeds from issuance of warrants	—	25,620
Purchase of convertible bond hedges	—	(39,760)
Payment of contingent consideration	(84)	(31)
Proceeds from the exercise of stock options	6,719	1,017
Net cash provided by financing activities	187,600	180,485
Net increase in cash and cash equivalents	124,505	173,930
Cash and cash equivalents at beginning of the year	119,296	26,986
Cash and cash equivalents at end of the year	$243,801	$200,916
Supplemental data of cash flow information:
Interest paid on long-term debt	$6,380	$—
Interest paid on convertible 2.5% senior notes	$2,500	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

A.            DESCRIPTION OF BUSINESS

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a specialty pharmaceutical company that markets Makena® (hydroxyprogesterone caproate injection), Feraheme® (ferumoxytol) Injection for Intravenous (“IV”) use and MuGard® Mucoadhesive Oral Wound Rinse.

On November 12, 2014, we acquired Lumara Health Inc. (“Lumara Health”), a privately held pharmaceutical company specializing in women’s health. In connection with the acquisition of Lumara Health, we acquired Makena, a progestin indicated to reduce the risk of preterm birth in women with a singleton pregnancy who have a history of singleton spontaneous preterm birth. We sell Makena to specialty pharmacies and distributors, who, in turn, sell Makena to healthcare providers, hospitals, government agencies and integrated delivery systems. Additional details regarding the acquisition of Lumara Health can be found in Note C, “Business Combinations,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We also market and sell Feraheme, which was approved for marketing in the U.S. in June 2009 by the U.S. Food and Drug Administration for use as an IV iron replacement therapy for the treatment of iron deficiency anemia in adult patients with chronic kidney disease. We began selling Feraheme in the U.S. in July 2009 through our commercial organization, including a specialty sales force. We sell Feraheme to authorized wholesalers and specialty distributors, who, in turn, sell Feraheme to healthcare providers who administer Feraheme primarily within hospitals, hematology and oncology centers, and nephrology clinics.

In addition, in June 2013, we entered into a license agreement with PlasmaTech Biopharmaceuticals, Inc. (“PlasmaTech”) (formerly known as Access Pharmaceuticals, Inc.) (the “MuGard License Agreement”), under which we acquired the U.S. commercial rights to MuGard for the management of oral mucositis (the “MuGard Rights”).

Throughout this Quarterly Report on Form 10-Q, AMAG Pharmaceuticals, Inc. and our consolidated subsidiaries are collectively referred to as “the Company,” “AMAG,” “we,” “us,” or “our.” Unless the context suggests otherwise, references to “Feraheme” refer to both Feraheme (the trade name for ferumoxytol in the U.S. and Canada) and Rienso (the trade name for ferumoxytol in the European Union (“EU”) and Switzerland).

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

In accordance with GAAP for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Our accounting policies are described in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. Interim results are not necessarily indicative of the results of operations for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used to determine amounts and values of, but are not limited to: revenue recognition related to product sales and collaboration agreements; product sales allowances and accruals; potential other-than-temporary impairment of investments; acquisition date fair value and subsequent fair value estimates used to assess impairment of long-lived assets, including goodwill, in-process research and development (“IPR&D”) and other intangible assets; contingent consideration; debt obligations; accrued expenses; income taxes and equity-based compensation expense. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash held in commercial bank accounts, money market funds and U.S. Treasury securities having an original maturity of less than three months. We consider all highly liquid investments with a maturity of three months or less as of the acquisition date to be cash equivalents. At March 31, 2015 and December 31, 2014, substantially all of our cash and cash equivalents were held in either commercial bank accounts or money market funds.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Our results of operations for the three months ended March 31, 2015, include the results of Lumara Health, which we acquired on November 12, 2014 (the “Lumara Acquisition Date”).

Revenue Recognition

We recognize revenue from the sale of our products as well as license fee, collaboration and other revenues, including milestone payments, other product sale revenues, and royalties we receive from our licensees. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery of product has occurred or services have been rendered; the sales price charged is fixed or determinable; and collection is reasonably assured.

Our U.S. product sales, which primarily represented revenues from Makena and Feraheme in the first quarter of 2015 and Feraheme in the first quarter of 2014, were offset by provisions for allowances and accruals as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross U.S. product sales	$125,517	$31,661
Provision for U.S. product sales allowances and accruals:
Contractual adjustments	35,134	13,973
Governmental rebates	12,968	165
Total provision for U.S product sales allowances and accruals	48,102	14,138
U.S. product sales, net	$77,415	$17,523

We recognize U.S. product sales revenue net of certain allowances and accruals in our condensed consolidated statement of operations at the time of sale. Our contractual adjustments include provisions for returns, pricing and prompt payment discounts, as well as wholesaler distribution fees, and volume-based and other commercial rebates. Governmental rebates relate to our reimbursement arrangements with state Medicaid programs.

We did not materially adjust our product sales allowances and accruals during the three months ended March 31, 2015 or 2014. If we determine in future periods that our actual experience is not indicative of our expectations, if our actual experience changes, or if other factors affect our estimates, we may be required to adjust our allowances and accruals estimates, which would affect our net product sales in the period of the adjustment and could be significant.

The increases in contractual adjustments and governmental rebates primarily reflects the addition of Makena to our product portfolio in connection with the November 2014 acquisition of Lumara Health.

IPR&D

IPR&D acquired in a business combination is capitalized on our condensed consolidated balance sheet at the acquisition-date fair value, net of any accumulated impairment losses. IPR&D is tested for impairment on an annual basis or more frequently if indicators of impairment are present, until completion or abandonment of the projects. If we determine that IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its fair value with the related impairment charge recognized in our condensed consolidated statement of operations in the period in which the impairment occurs. Upon successful completion of each project and launch of the product, we will make a separate determination of the estimated useful life of the IPR&D intangible asset and the related amortization will be recorded as an expense prospectively over its estimated useful life.

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments, and accounts receivable. As of March 31, 2015, our cash, cash equivalents and investments amounted to approximately $361.1 million. We currently invest our excess cash primarily in corporate debt securities, commercial paper, certificates of deposit and municipal securities. As of March 31, 2015, approximately $193.9 million of our total $243.8 million cash and cash equivalents balance was invested in institutional money market funds, of which $190.8 million was invested in a single fund.

Our operations are located entirely within the U.S. We are focused principally on developing, manufacturing, and commercializing Makena and Feraheme and commercializing MuGard. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
AmerisourceBergen Drug Corporation	30%	39%
Takeda Pharmaceuticals Company Limited	13%	11%
McKesson Corporation	10%	22%
Cardinal Health, Inc.	<10%	15%

In addition, approximately 23% and 28% of our Feraheme end-user demand during the three months ended March 31, 2015 and 2014, respectively, was generated by members of a single GPO with which we have contracted. Revenues from customers outside of the U.S. amounted to approximately 13% and 16% of our total revenues for the three months ended March 31, 2015 and 2014, respectively, and were principally related to Feraheme collaboration revenue recognized in connection with a license, development and commercialization agreement with our former partner Takeda Pharmaceutical Company Limited (“Takeda”), which is headquartered in Japan.

We are currently solely dependent on a single supply chain for Feraheme drug substance and finished drug product and a single supply chain for Makena finished drug product. We are exposed to a significant loss of revenue from the sale of Feraheme and Makena if our suppliers and/or manufacturers cannot fulfill demand for any reason.

C.            BUSINESS COMBINATIONS

As part of our strategy to expand our portfolio with additional commercial-stage products, in November 2014, we acquired Lumara Health through which we acquired its product Makena.

On November 12, 2014, we completed our acquisition of Lumara Health at which time Lumara Health became our wholly-owned subsidiary. By virtue of the acquisition of Lumara Health, we acquired Lumara Health’s existing commercial product, Makena, a progestin indicated to reduce the risk of preterm birth in women with a singleton pregnancy who have a history of singleton spontaneous preterm birth. Under the terms of the acquisition agreement, we acquired 100% of the equity ownership of Lumara Health, excluding the assets and liabilities of the Women’s Health Division and certain other assets and liabilities, which were divested by Lumara Health prior to closing, for $600.0 million in cash (subject to finalization of certain adjustments related to Lumara Health’s financial position at the time of closing, including adjustments related to net working capital, net debt and transaction expenses) and issued approximately 3.2 million shares of our common stock, par value $0.01, having a value of approximately $112.0 million at the time of closing, to the holders of common stock, stock options, and restricted stock units (“RSUs”) of Lumara Health.

We have agreed to pay additional merger consideration, up to a maximum of $350.0 million, based upon the achievement of certain net sales milestones of Makena for the period from December 1, 2014 through December 19, 2019. This contingent consideration is recorded as a liability and measured at fair value based upon significant unobservable inputs. See Note E, “Fair Value Measurements,” for additional information. See Note C to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.

The following table summarizes the components of the estimated total purchase price at fair value, subject to adjustment upon finalization of Lumara Health’s net working capital, net debt and transaction expenses as of the Lumara Acquisition Date (in thousands):

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

Accounts receivable	$34,918
Inventories	30,300
Prepaid and other current assets	3,322
Deferred income tax assets	94,965
Property and equipment	60
Makena marketed product	797,100
IPR&D	79,100
Restricted cash	1,997
Other long-term assets	3,412
Accounts payable	(3,807)
Accrued expenses	(41,532)
Deferred income tax liabilities	(293,649)
Other long-term liabilities	(4,563)
Total estimated identifiable net assets	$701,623
Goodwill	205,824
Total	$907,447

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

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair values of the net assets acquired and liabilities assumed. The $205.8 million of goodwill resulting from the acquisition was primarily due to the net deferred tax liabilities recorded on the fair value adjustments to Lumara Health’s inventories and identifiable intangible assets. The goodwill is not deductible for income tax purposes.

D.            INVESTMENTS

As of March 31, 2015 and December 31, 2014, our investments equaled $117.3 million and $24.9 million, respectively, and consisted of securities classified as available-for-sale.

The following is a summary of our investments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$15,167	$13	$—	$15,180
Due in one to three years	47,352	45	(10)	47,387
Commercial paper
Due in one year or less	30,460	2	(1)	30,461
Due in one to three years	—	—	—	—
Certificates of deposit
Due in one year or less	15,000	—	(1)	14,999
Due in one to three years	—	—	—	—
Municipal securities
Due in one year or less	—	—	—	—
Due in one to three years	9,315	—	(4)	9,311
Total investments	$117,294	$60	$(16)	$117,338

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$11,656	$3	$(4)	$11,655
Due in one to three years	13,258	10	(33)	13,235
Total investments	$24,914	$13	$(37)	$24,890

The $92.4 million increase in our total investments was primarily due to the sale of approximately 4.6 million shares of our common stock at a public offering price of $44.00 per share in March 2015, resulting in gross proceeds to us of approximately $201.2 million, prior to underwriting discounts of $12.1 million and $0.2 million in commissions and other offering expenses.

Impairments and Unrealized Gains and Losses on Investments

We did not recognize any other-than-temporary impairment losses in our condensed consolidated statements of operations related to our securities during the three month periods ended March 31, 2015 and 2014. We considered various factors, including the length of time that each security was in an unrealized loss position and our ability and intent to hold these securities until the recovery of their amortized cost basis occurs. As of March 31, 2015, none of our investments has been in an unrealized loss position for more than one year. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and which may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

E.            FAIR VALUE MEASUREMENTS

The following tables represent the fair value hierarchy as of March 31, 2015 and December 31, 2014 for those assets and liabilities that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2015 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$193,868	$193,868	$—	$—
Corporate debt securities	62,567	—	62,567	—
Commercial paper	30,461	—	30,461	—
Certificates of deposit	14,999	—	14,999	—
Municipal securities	9,311	—	9,311	—
Total Assets	$311,206	$193,868	$117,338	$—
Liabilities:
Contingent consideration - Lumara Health	$209,037	$—	$—	$209,037
Contingent consideration - MuGard	12,222	—	—	12,222
Total Liabilities	$221,259	$—	$—	$221,259

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$77,254	$77,254	$—	$—
Corporate debt securities	24,890	—	24,890	—
Total Assets	$102,144	$77,254	$24,890	$—
Liabilities:
Contingent consideration - Lumara Health	$206,600	$—	$—	$206,600
Contingent consideration - MuGard	12,102	—	—	12,102
Total Liabilities	$218,702	$—	$—	$218,702

Investments

Our money market funds are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. Our investments are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analyses of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2015. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the three months ended March 31, 2015.

Contingent consideration

We accounted for the acquisitions of Lumara Health and the MuGard Rights as business combinations under the acquisition method of accounting. Additional details regarding the Lumara Health acquisition and the MuGard License Agreement can be found in Note C, “Business Combinations” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The fair value measurements of contingent consideration obligations and the related intangible assets arising from business combinations are determined using unobservable inputs (“Level 3”). These inputs include (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents a reconciliation of contingent consideration obligations related to the acquisition of Lumara Health and the MuGard Rights measured on a recurring basis using Level 3 inputs as of March 31, 2015 (in thousands):

Balance as of December 31, 2014	$218,702
Payments made	(84)
Adjustments to fair value of contingent consideration	2,599
Other adjustments	42
Balance as of March 31, 2015	$221,259

The $2.6 million increase in the fair value of the contingent consideration liability was due to the time value of money. This adjustment is included in selling, general and administrative expenses in our condensed consolidated statements of operations. We have classified all of the Lumara Health contingent consideration as a long-term liability in our condensed consolidated balance sheet as of March 31, 2015. We have classified $0.7 million of the MuGard contingent consideration as a short-term liability, which was included in accrued expenses in our condensed consolidated balance sheet as of March 31, 2015.

The fair value of the contingent milestone payments payable by us to the former stockholders of Lumara Health was determined based on our probability-adjusted discounted cash flows estimated to be realized from the net sales of Makena from December 1, 2014 through December 31, 2019. The cash flows were discounted at a rate of 5%, which we believe is reasonable given the level of certainty of the pay-out.

The fair value of the contingent royalty payments payable by us to PlasmaTech was determined based on various market factors, including an analysis of estimated sales using a discount rate of approximately 15%. As of March 31, 2015, we estimate that the undiscounted royalty amounts we could pay under the MuGard License Agreement may range from $20.0 million to $28.0 million over a ten year period beginning on June 6, 2013, the acquisition date, which is our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived.

We believe the estimated fair values of Lumara Health and the MuGard Rights are based on reasonable assumptions, however, we cannot provide assurance that the underlying assumptions used to forecast the cash flows will materialize as we estimated and thus, our actual results may vary significantly from the estimated results.

Debt

In February 2014, we issued $200.0 million of 2.5% convertible senior notes due February 15, 2019 (the “Convertible Notes”). As of March 31, 2015, the fair value of our Convertible Notes was approximately $433.5 million, which differs from their carrying values. The fair value of our Convertible Notes is influenced by interest rates and our stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading, which are Level 2 inputs.

In November 2014, we borrowed $340.0 million under a term loan facility to fund a portion of the purchase price of Lumara Health (the “Term Loan Facility”). The fair value of our outstanding borrowings under the Term Loan Facility was approximately $345.7 million at March 31, 2015, which differs from their carrying values. The fair value of our Term Loan debt is influenced by interest rates, which are Level 2 inputs.

See Note P, “Debt,” for additional information on our debt obligations.

F.            ACCOUNTS RECEIVABLE, NET

Our net accounts receivable were $56.2 million and $38.2 million as of March 31, 2015 and December 31, 2014, respectively, and primarily represented amounts due from wholesalers, distributors and specialty pharmacies to whom we sell our products directly. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts.

Customers which represented greater than 10% of our accounts receivable balances as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
AmerisourceBergen Drug Corporation	51%	45%
McKesson Corporation	<10%	12%
Cardinal Health, Inc.	<10%	10%

G.            INVENTORIES

Our major classes of inventories were as follows as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$15,757	$14,188
Work in process	5,900	5,965
Finished goods	14,282	20,457
Total	$35,939	$40,610
Included in other long-term assets:
Raw materials	5,908	7,798
Total Inventories	$41,847	$48,408

During the three months ended March 31, 2015, we reserved $3.6 million of Makena inventory, which may not be saleable. This amount included a fair value adjustment of $3.3 million.

In the fourth quarter of 2014, we recorded the acquired Makena inventory at a fair value of $30.3 million, which required a $26.1 million step-up adjustment to recognize the inventory at its expected net realizable value. We are amortizing and recognizing the step-up adjustment as cost of product sales in our condensed consolidated statements of operations as the related inventories are sold. During the three months ended March 31, 2015, we recognized $2.9 million of the fair value adjustment as cost of product sales. In connection with the fair value step-up adjustment of Makena inventory, we have recorded a portion of the associated raw material inventory and associated step-up adjustment in other long-term assets as we believe that the amount of inventory purchased in the acquisition exceeds our normal inventory cycle.

H.            GOODWILL, IPR&D AND OTHER INTANGIBLE ASSETS, NET

Goodwill

In connection with our November 2014 acquisition of Lumara Health, we recognized $205.8 million of goodwill as of December 31, 2014. Our goodwill as of March 31, 2015 remained unchanged from the balance of December 31, 2014. As of March 31, 2015, we had no accumulated impairment losses related to goodwill. See Note C, “Business Combinations” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Intangible Assets, Net

Our identifiable intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. As of March 31, 2015 and December 31, 2014, our identifiable intangible assets consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Makena Marketed Product	$797,100	$16,245	$780,855	$797,100	$4,834	$792,266
MuGard Rights	16,893	422	16,471	16,893	351	16,542
	813,993	16,667	797,326	813,993	5,185	808,808
Indefinite-lived intangible assets:
IPR&D	79,100	—	79,100	79,100	—	79,100
Total intangible assets	$893,093	$16,667	$876,426	$893,093	$5,185	$887,908

The Makena intangible asset (the “Makena Marketed Product”) and IPR&D intangible assets were acquired in November 2014 in connection with our acquisition of Lumara Health. Amortization of the Makena Marketed Product asset is being recognized using an economic consumption model over twenty years, which we believe is an appropriate amortization period due to the estimated economic lives of the product rights and related intangibles.

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

We recorded $11.5 million and less than $0.1 million for the three months ended March 31, 2015 and 2014, respectively, in amortization expense related to the Makena Marketed Product and the MuGard Rights. Amortization expense is recorded in cost of product sales in our condensed consolidated statements of operations.

We expect amortization expense related to our finite-lived intangible assets for the next five fiscal years to be as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of Year Ended December 31, 2015	$40,404
Year Ended December 31, 2016	64,977
Year Ended December 31, 2017	76,679
Year Ended December 31, 2018	84,359
Year Ended December 31, 2019	55,746
Total	$322,165

I.             ACCRUED EXPENSES

As of March 31, 2015 and December 31, 2014, our accrued expenses consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Commercial rebates, fees and returns	$56,625	$44,807
Professional, consulting and other outside services	20,940	23,157
Salaries, bonuses and other compensation	8,406	10,176
Restructuring expense	2,118	1,953
Short-term contingent consideration	722	718
Total accrued expenses	$88,811	$80,811

J.             INCOME TAXES

The following table summarizes our effective tax rate and income tax expense for the three months ended March 31, 2015 and 2014 (in thousands except for percentages):

	Three Months Ended March 31,
	2015	2014
Effective tax rate	30%	0%
Income tax expense	$5,608	$—

For the three months ended March 31, 2015, we recognized income tax expense of $5.6 million, representing an effective tax rate of 30%. The difference between the expected statutory federal tax rate of 35% and the 30% effective tax rate was attributable to the impact of state income taxes offset by the net benefit of federal orphan drug tax credits and the impact of a valuation allowance release related to certain deferred tax assets. We did not recognize any income tax benefit or expense for the three months ended March 31, 2014 as we were subject to a full valuation allowance due to our net operating loss position at the time.

K.            ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below presents information about the effects of net income (loss) of significant amounts reclassified out of accumulated other comprehensive loss, net of tax, during the three months ended March 31, 2015 (in thousands):

Three Months Ended March 31, 2015
Beginning Balance	$(3,617)
Other comprehensive income (loss) before reclassifications	68
Reclassification adjustment for (gains) included in net income (loss)	—
Ending Balance	$(3,549)

There were no amounts reclassified from other comprehensive loss for the three months ended March 31, 2015 or 2014.

L.            BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

We compute basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the relevant period. Diluted net income (loss) per common share has been computed by dividing net income (loss) by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to net income (loss), diluted net income (loss) per common share would be computed assuming the impact of the conversion of Convertible Notes, the exercise of outstanding stock options, the vesting of RSUs, and the exercise of warrants.

We have a choice to settle the conversion obligation under the Convertible Notes in cash, shares or any combination of the two. Pursuant to certain covenants in our Term Loan Facility, which we entered into to partially fund the acquisition of Lumara Health, we may be restricted from settling the conversion obligation in whole or in part with cash unless certain conditions in the Term Loan Facility are satisfied, including a first lien leverage ratio. Therefore, during the three months ended March 31, 2015, we utilized the if-converted method to reflect the impact of the conversion of the Convertible Notes.This method assumes the conversion of the Convertible Notes into shares of our common stock and reflects the elimination of the interest expense related to the Convertible Notes. In connection with the issuance of the Convertible Notes, in February 2014, we entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments we are required to make upon conversion of the Convertible Notes. See Note P, “Debt,” for additional information.

The dilutive effect of the warrants, stock options and RSUs has been calculated using the treasury stock method.

The components of basic and diluted net income (loss) per share for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$12,904	$(7,102)
Weighted average common shares outstanding	27,213	21,824
Effect of dilutive securities:
Stock options and restricted stock units	1,552	—
Warrants	7,382	—
Convertible 2.5% senior notes	2,098	—
Shares used in calculating dilutive net income (loss) per share	38,245	21,824

Net income (loss) per share:
Basic	$0.47	$(0.33)
Diluted	$0.39	$(0.33)

The following table sets forth the potential common shares issuable upon the exercise of outstanding options, the vesting of RSUs and the exercise of warrants (prior to consideration of the treasury stock method), which were excluded from our computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Options to purchase shares of common stock	856	3,335
Shares of common stock issuable upon the vesting of restricted stock units	298	481
Warrants	—	7,382
Total	1,154	11,198

During the three months ended March 31, 2014, the average common stock price was below the exercise price of the warrants.

M.           EQUITY-BASED COMPENSATION

We currently maintain three equity compensation plans, including our Third Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”), our Amended and Restated 2000 Stock Plan (the “2000 Plan”) (under which we no longer grant awards) and the Lumara Health Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Lumara Health 2013 Plan”). All outstanding stock options granted under each of our equity compensation plans have an exercise price equal to the closing price of a share of our common stock on the grant date.

In November 2007, the 2000 Plan was succeeded by our 2007 Plan and, accordingly, no further grants may be made under the 2000 Plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan. As of March 31, 2015, there were 1,087,015 shares remaining available for issuance under the 2007 Plan, not including shares subject to outstanding awards under the 2000 Plan. Further, all outstanding options under the 2007 Plan have either a seven or ten-year term and all outstanding options under the 2000 Plan have a ten-year term.

In November 2014, we assumed the Lumara Health 2013 Plan in connection with the acquisition of Lumara Health. The total number of shares issuable pursuant to awards under this plan as of the effective date of the acquisition and after taking into account any adjustments as a result of the acquisition, was 200,000 shares. As of March 31, 2015, there were 2,525 shares remaining available for issuance under the Lumara Health 2013 Plan. All outstanding options under the Lumara Health 2013 Plan have a ten-year term.

During the three months ended March 31, 2015, we also granted equity through inducement grants outside of the equity plans, as discussed below, to certain newly hired executive officers and employees.

Stock Options

The following table summarizes stock option activity in our equity plans for the three months ended March 31, 2015:

	2007 Equity Plan	2000 Equity Plan	2013 Lumara Equity Plan	Total
Outstanding at December 31, 2014	2,051,017	35,266	44,000	2,130,283
Granted	347,600	—	73,250	420,850
Exercised	(295,334)	(8,637)	—	(303,971)
Expired or terminated	(46,576)	—	—	(46,576)
Outstanding at March 31, 2015	2,056,707	26,629	117,250	2,200,586

Restricted Stock Units

The following table summarizes RSU activity in our equity plans for the three months ended March 31, 2015:

	2007 Equity Plan	2000 Equity Plan	2013 Lumara Equity Plan	Total
Outstanding at December 31, 2014	360,826	—	20,000	380,826
Granted	215,300	—	60,225	275,525
Exercised	(37,100)	—	—	(37,100)
Expired or terminated	(5,750)	—	—	(5,750)
Outstanding at March 31, 2015	533,276	—	80,225	613,501

Other Equity Compensation Grants

During the three months ended March 31, 2015, our Board granted options to purchase 20,500 shares of our common stock and 2,500 RSUs to certain new-hire employees to induce them to accept employment with us. The options were granted at an exercise price equal to the fair market value of a share of our common stock on the respective grant dates and will be exercisable in four equal annual installments beginning on the first anniversary of the respective grant dates. The RSU grant will vest in three equal annual installments beginning on the first anniversary of the respective grant date. The foregoing grants were made pursuant to inducement grants outside of our stockholder approved equity plans as permitted under the NASDAQ Stock Market listing rules. We assessed the terms of these awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied.

Equity-based compensation expense

Equity-based compensation expense for the three months ended March 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of product sales	$41	$28
Research and development	478	449
Selling, general and administrative	2,149	1,453
Total equity-based compensation expense	2,668	1,930
Income tax effect	(1,035)	—
After-tax effect of equity-based compensation expense	$1,633	$1,930

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

N.            STOCKHOLDERS’ EQUITY

March 2015 Public Offering of Common Stock

In March 2015, we sold approximately 4.6 million shares of our common stock at a public offering price of $44.00 per share, resulting in gross proceeds to us of approximately $201.2 million, prior to underwriting discounts of $12.1 million and $0.2 million in commissions and other offering expenses.

Change in Stockholder’s Equity

Total stockholder’s equity increased by $211.2 million during the three months ended March 31, 2015. This increase was primarily driven by $188.9 million in net proceeds related to the March 2015 public offering of common stock, as discussed above, $12.9 million from our net income, $6.7 million from the exercise of stock options and $2.7 million related to equity-based compensation expense.

O.            COMMITMENTS AND CONTINGENCIES

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

Makena Securities Litigation

During October and November 2011, three complaints were filed in the United States District Court for the Eastern District of Missouri (the “Court”) against K-V Pharmaceutical Company (“KV”) (since renamed as Lumara Health) and certain individual defendants, alleging violations of the anti-fraud provisions of the federal securities laws on behalf of all purchasers of the publicly traded securities of KV between February 14, 2011 and April 4, 2011: Julianello v. K-V Pharmaceutical Co., et al. (filed October 19, 2011); Mukku v. K-V Pharmaceutical Co., et al. (filed October 31, 2011), and Cheong v. K-V Pharmaceutical Co., et al. (filed November 2, 2011). On March 8, 2012, the three cases were consolidated and the consolidated action is now styled In Re K-V Pharmaceutical Company Securities Litigation, Case No. 4:11-CV-1816-AGF. On May 4, 2012, the Court appointed Lori Anderson as the Lead Plaintiff in the matter, and an amended complaint was filed on July 24, 2012. The amended complaint alleges class members were damaged by purchasing KV stock at artificially inflated prices due to defendants’ purportedly misleading statements regarding KV’s exclusivity over Makena. On April 22, 2013, the individual defendants moved to dismiss the complaint and oral argument was held before the Court on November 26, 2013. KV joined in the motion to dismiss on February 10, 2014. On March 27, 2014, the Court entered an order granting defendants’ motion to dismiss the class action complaint without prejudice to the plaintiff’s ability to file a second amended complaint with respect to a limited issue of whether defendants’ statements about Lumara Health’s financial assistance program for Makena were materially false or misleading. On April 16, 2014, plaintiff filed a motion to reconsider asking the Court to reconsider its order restricting the scope of plaintiff’s ability to amend its complaint. The Court denied plaintiff’s motion to reconsider and entered a judgment granting defendants’ motion to dismiss on June 6, 2014. On July 1, 2014, plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Eighth Circuit. The Court of Appeals heard oral argument on March 12, 2015 and the parties are awaiting a decision from the Court. In accordance with the Sixth Amended Joint Chapter 11 Plan of Reorganization for K-V Discovery Solutions and Its Affiliated Debtors, which became effective on September 16, 2013, the recovery in this matter, if any, is limited to the “extent of any insurance and/or any proceeds therefrom (excluding any self-insured retention obligation or deductible) that may provide coverage for any liability of Lumara Health for the claims asserted in this litigation”.

European Patent Organization Appeal

In July 2010, Sandoz GmbH (“Sandoz”) filed with the European Patent Office (the “EPO”) an opposition to a previously issued patent which covers ferumoxytol in EU jurisdictions. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked this patent. In December 2012, our notice of appeal of that decision was recorded with the EPO, which also suspended the revocation of our patent. On May 13, 2013, we filed a statement of grounds of appeal and on September 27, 2013, Sandoz filed a response to that statement. We filed a reply to that response on March 17, 2014 and oral proceedings for the appeal is scheduled for June 16, 2015. In the event that we withdraw our appeal or that we do not experience a successful outcome from the appeals process, under EU regulations ferumoxytol would still be entitled to eight years of data protection and ten years of market exclusivity from the date of approval, which we believe would create barriers to entry for any generic version of ferumoxytol into the EU market until sometime between 2020 and 2022. This decision had no impact on our revenues for the year ended December 31, 2014. However, any future unfavorable outcome in this matter could negatively affect the magnitude and timing of future revenues. We do not expect to incur any related liability regardless of the outcome of the appeal and therefore have not recorded any liability as of March 31, 2015. We continue to believe the patent is valid and intend to vigorously appeal the decision.

We may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us at March 31, 2015. We expense legal costs as they are incurred.

P.                                     COLLABORATIVE AGREEMENTS

Our commercial strategy includes the formation of collaborations with other pharmaceutical companies to expand our portfolio through the in-license or acquisition of additional pharmaceutical products or companies, including revenue-generating commercial products and late-state development assets.

In December 2014, we terminated our License, Development and Commercialization Agreement (the “Takeda Agreement”), as amended in June 2012 (the “Amended Takeda Agreement”), with Takeda (the “Takeda Termination Agreement”). Under the terms of the Amended Takeda Agreement, Takeda had exclusive rights to develop and commercialize Feraheme as a therapeutic agent in certain agreed-upon territories outside of the U.S. We are in the process of regaining all worldwide development and commercialization rights for Feraheme following the transfer of the outstanding marketing authorizations to us. Pursuant to the Takeda Termination Agreement, we and Takeda have agreed to effectuate the termination of the Amended Takeda Agreement on a rolling basis, whereby the termination will be effective for a particular geographic territory (e.g., countries under the regulatory jurisdictions of Health Canada, the European Medicines Agency and SwissMedic) upon the earlier of effectiveness of the transfer to us or a withdrawal of the marketing authorization for such territory, with the final effective termination date to be on the third such effective date. In February 2015, we and Takeda mutually decided to withdraw the marketing authorization for Rienso in the EU and Switzerland, which was effective as of April 13, 2015. We are currently assessing the commercial opportunity for Feraheme in Canada and are working with Takeda to transition the marketing authorization to us.

In connection with the execution of the original Takeda Agreement, we received a total of $61.0 million in upfront payments from Takeda in 2010, which we recorded as deferred revenue and were recognizing into revenues on a straight-line basis over a period of ten years from March 31, 2010, the date on which we originally entered the Takeda Agreement, which represented the then current patent life of Feraheme and our best estimate of the period over which we were to substantively perform our obligations. In addition, during 2012, we received an aggregate of $18.0 million in milestone payments from Takeda associated with the commercial launches of Feraheme in the EU and Canada, which we deemed to be non-substantive milestone payments and were amortizing over the original life of the Takeda Agreement.

In addition, in consideration for the early termination of the Amended Takeda Agreement and the activities to be performed by us earlier than contemplated under the Amended Takeda Agreement, and in lieu of any future cost-sharing and milestone payments contemplated by the Amended Takeda Agreement, Takeda agreed to make certain payments to us, subject to certain terms and conditions, including up to approximately $6.7 million in connection with clinical study obligations, pharmacovigilance activities, regulatory filings and support, commercialization and back-office support and distribution expenditures and a $3.0 million milestone payment payable subject to certain regulatory conditions.

During the three months ended March 31, 2015, we recognized $12.0 million in revenues associated with the amortization of the remaining deferred revenue balance and have recorded it in license fee, collaboration and other revenues in our condensed consolidated statement of operations. As of March 31, 2015, all remaining upfront, milestone and other payments received to date have been classified as short-term deferred revenues as we expect to recognize the remaining $33.6 million balance of the deferred revenue related to Takeda within the next nine months.

Q.                                   DEBT

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

The Convertible Notes are governed by the terms of an indenture between us, as issuer, and Wilmington Trust, National Association, as the Trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year. The Convertible Notes will mature on February 15, 2019, unless earlier repurchased or converted. Upon conversion of the Convertible Notes at a holder’s election, such Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the Term Loan Facility), at a conversion rate of approximately 36.9079 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to an initial conversion price of approximately $27.09 per share of our common stock.

The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends. At any time prior to the close of business on the business day immediately preceding May 15, 2018, holders may convert their Convertible Notes at their option only under the following circumstances:

(1)         during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Based on the last reported sale price of our common stock during the last 30 trading days of the calendar quarter ended March 31, 2015, the Convertible Notes are convertible for the calendar quarter ending June 30, 2015 pursuant to clause (1) above.

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

Our outstanding Convertible Note balances as March 31, 2015 consisted of the following (in thousands):

March 31, 2015
Liability component:
Principal	$200,000
Less: debt discount, net	(30,910)
Net carrying amount	$169,090

Equity component	$38,188

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

We determined the expected life of the debt was equal to the five year term on the Convertible Notes. As of March 31, 2015, the carrying value of the Convertible Notes was $169.1 million and the fair value of the Convertible Notes was $433.5 million. The effective interest rate on the liability component was 7.23% for the period from the date of issuance through March 31, 2015. The following table sets forth total interest expense recognized related to the Convertible Notes during the year ended March 31, 2015 (in thousands):

Three Months Ended March 31, 2015
Contractual interest expense	$1,250
Amortization of debt issuance costs	234
Amortization of debt discount	1,649
Total interest expense	$3,133

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

Aside from the initial payment of a $39.8 million premium to the Call Spread Counterparties under the convertible bond hedges, which is partially offset by the receipt of a $25.7 million premium under the warrants, we are not required to make any cash payments to the Call Spread Counterparties under the convertible bond hedges and will not receive any proceeds if the warrants are exercised.

Term Loan Facility

On November 12, 2014 (the “Closing Date”) we borrowed $340.0 million under the Term Loan Facility to fund a portion of the purchase price of Lumara Health. At March 31, 2015, the carrying value of the outstanding borrowings, net of unamortized original issue costs and other lender fees and expenses, was $320.2 million.

We must repay the Term Loan Facility in installments of (a) $8.5 million per quarter due on the last day of each quarter beginning with the quarter ending March 31, 2015 through the quarter ending December 31, 2015, and (b) $12.75 million per quarter due on the last day of each quarter beginning with the quarter ending March 31, 2016 through the quarter ending September 30, 2020, with the balance due in a final installment on November 12, 2020. The Term Loan Facility matures on November 12, 2020, except that the maturity date of Term Loan Facility will accelerate to September 30, 2018 if:

(a)         more than $25.0 million in aggregate principal amount of our Convertible Notes remain outstanding and not converted to common stock or refinanced and replaced with debt that matures following, and has no amortization prior to, the date that is six and one half years following the Closing Date; and

(b)         the aggregate principal amount of all loans borrowed under the Term Loan Facility (including all undrawn incremental commitments) is greater than $50.0 million on and as of such date (the “Maturity Date”).

The Term Loan Facility includes an annual mandatory prepayment of the Term Loan Facility from 75% of our excess cash flow as measured on an annual basis, beginning with the fiscal year ending December 31, 2015, with step-downs to 50%, 25% and 0% of our excess cash flow if our Total Net Leverage Ratio (as defined in the Term Loan Facility), tested as of the last day of our fiscal year, is less than or equal to 2.00 to 1.00, 1.00 to 1.00 and 0.50 to 1.00, respectively. Excess cash flow is generally defined as our adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) less debt service costs, unfinanced capital expenditures, unfinanced acquisition expenditures, and current income taxes paid, as adjusted for changes in our working capital. Additionally, the Term Loan Facility requires mandatory prepayment of the term loan from the net cash proceeds of (i) certain debt issuances and (ii) certain asset sales outside the ordinary course of business and from proceeds of property insurance and condemnation events, in each case of this clause (ii) subject to our right to reinvest such proceeds in our business. Any voluntary prepayment or mandatory prepayment pursuant to the preceding sentence shall be accompanied by a prepayment premium equal to (a) 2.0% of the principal amount of such prepayment, if such prepayment is made on or prior to the date that is twelve months after the Closing Date or (b) 1.0% of the principal amount of such prepayment, if such prepayment is made after the date that is twelve months after the Closing Date and on or prior to the date that is twenty-four months after the Closing Date.

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

The Term Loan Facility requires that we comply with a Total Net Leverage Ratio. Under the terms of the Term Loan Facility, we must maintain a Total Net Leverage Ratio that is less than or equal to 4.60 to 1.00 for the fiscal quarter ended March 31, 2015 and declining over time to a range of 1.00 to 1.00 for the fiscal quarter ending September 30, 2017 and each fiscal quarter thereafter through the Maturity Date. For purposes of testing our Total Net Leverage Ratio, we are permitted to net from our outstanding total indebtedness up to $25.0 million of our domestic unrestricted cash and cash equivalents. As of March 31, 2015, we were in compliance with these covenants.

All obligations under the Term Loan Facility are unconditionally guaranteed by substantially all of our direct and indirect domestic subsidiaries. These guarantees are secured by substantially all of the present and future property and assets of such subsidiaries.

R.                                    RESTRUCTURING

In connection with the Lumara Health acquisition, we initiated a restructuring program in the fourth quarter of 2014, which included severance benefits primarily related to certain former Lumara Health employees. As a result of the restructuring, we recorded charges of approximately $0.6 million in the three months ended March 31, 2015. We expect to pay substantially all of these restructuring costs during 2015.

The following table outlines the components of our restructuring expenses which were included in current liabilities for the three months ended March 31, 2015 (in thousands):

March 31, 2015
Accrued restructuring, beginning of period	$1,953
Employee severance, benefits and related costs	571
Payments	(406)
Accrued restructuring, end of period	$2,118

S.                                      RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of March 31, 2015 we have $5.7 million in debt issuance costs associated with our Convertible Notes and Term Loan Facility that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, if required. ASU 2014-15 will be effective for annual reporting periods ending after December 15, 2016, which will be our fiscal year ending December 31, 2016, and to annual and interim periods thereafter. We are in the process of evaluating the impact of adoption of ASU 2014-15 on our condensed consolidated financial statements and related disclosures and currently do not expect it to have a material impact our results of operations, cash flows or financial position.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB proposed a one year delay in the effective date of this standard, which would have been effective for us on January 1, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (our “Annual Report”).

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

Examples of forward-looking statements contained in this report include, without limitation, statements regarding the following: plans to bring to market therapies that provide clear benefits and improve patients’ lives; plans to diversify and grow our product portfolio, including our intent to continue to expand and diversify our portfolio through the in license or purchase of additional pharmaceutical products or companies; our plans to evaluate and pursue commercial products as well as late stage development assets; the potential for transactions allowing us to realize cost synergies to increase cash flows, as well as transactions that potentially optimize after tax cash flows; expectations and plans as to regulatory and commercial developments and activities, including the pursuit, if any, of a broader indication for Feraheme, commercialization efforts, if any, for Feraheme outside of the U.S., requirements and initiatives for clinical trials and studies, post-approval commitments for our products and the lifecycle management program for Makena; expectations as to what impact recent regulatory developments will have on our business and competition, including recent changes to the Feraheme product information and label; the market opportunities for each of our products; plans regarding our sales and marketing initiatives, including our contracting and discounting strategy and efforts to increase patient compliance and access; our expectations regarding the timing and amount of deferred revenue we expect to recognize in the future; our expectation of costs to be incurred in connection with and revenue sources to fund our future operations; our expectations regarding the contribution of Makena and Feraheme sales to the funding of our on-going operations; expectations regarding the manufacture of all drug substance and drug products at our third-party manufacturers; our expectations regarding customer returns and other revenue-related reserves and accruals; estimates regarding our net operating loss carryforwards, effective tax rate and other tax attributes;; the impact of accounting pronouncements; the effect of product price increases; expected increases in research and development expenses; expectations regarding our financial results, including revenues, cost of product sales, selling, general and administrative expenses, restructuring costs, amortization and net income (expense); our investing activities; expectations regarding our cash, cash equivalents and investments balances and capital needs; estimates and beliefs related to our debt, including our Convertible Notes and the Term Loan Facility; the impact of volume-based and other rebates and other incentives; the valuation of certain intangible assets, goodwill, contingent consideration, debt and other assets and liabilities, including our methodology and assumptions regarding fair value measurements; our expectations regarding competitive pressures and the impact on growth on our product sales; our plans regarding manufacturing; the timing of our planned research and development projects; the manner in which we intend or are required to settle the conversion of our Convertible Notes; and our expectations for our cash, revenue, cash equivalents and investments balances and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of the factors discussed in Part II, Item 1A below under “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A in our Annual Report. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the U.S. Securities and Exchange Commission to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Product Portfolio Overview

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a specialty pharmaceutical company with a focus on maternal health, anemia and cancer supportive care. We currently market Makena® (hydroxyprogesterone caproate injection), Feraheme® (ferumoxytol) Injection for Intravenous (“IV”) use and MuGard® Mucoadhesive Oral Wound Rinse. The primary goal of our company is to bring to market therapies that provide clear benefits and improve patients’ lives.

Currently, our two primary sources of revenue are from the sale of Makena and Feraheme. On November 12, 2014, we completed our acquisition of Lumara Health at which time Lumara Health became our wholly-owned subsidiary. Under the terms of the acquisition agreement (the “Lumara Agreement”), we purchased 100% of the equity ownership of Lumara Health, excluding the assets and liabilities of the Women’s Health Division and certain other assets and liabilities, which were divested by Lumara Health prior to closing, for $600.0 million in cash (subject to finalization of certain adjustments related to Lumara Health’s financial position at the time of closing, including adjustments related to net working capital, net debt and transaction expenses) and issued approximately 3.2 million shares of our common stock, par value $0.01, having a value of approximately $112.0 million at the time of closing, to the holders of common stock, stock options, and restricted stock units (“RSUs”) of Lumara Health. The Lumara Agreement provides for future contingent payments of up to $350.0 million in cash (or upon mutual agreement between us and the former Lumara Health security holders, future contingent payments may also be made in common stock or some combination thereof) payable by us to the former Lumara Health security holders based upon the achievement of certain sales milestones through calendar year 2019. By virtue of the acquisition of Lumara Health, we acquired an existing commercial product, Makena, a progestin indicated to reduce the risk of preterm birth in women with a singleton pregnancy who have a history of singleton spontaneous preterm birth. We sell Makena to specialty pharmacies and distributors, who, in turn, sell Makena to healthcare providers, hospitals, government agencies and integrated delivery systems. Additional details regarding the Lumara Agreement can be found in Note C, “Business Combinations,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Feraheme was approved for marketing in the U.S. in June 2009 by the U.S. Food and Drug Administration (the “FDA”) for use as an IV iron replacement therapy for the treatment of iron deficiency anemia (“IDA”) in adult patients with chronic kidney disease (“CKD”). We began selling Feraheme in the U.S. in July 2009 through our commercial organization, including a specialty sales force. We sell Feraheme to authorized wholesalers and specialty distributors, who, in turn, sell Feraheme to healthcare providers who administer Feraheme primarily within hospitals, hematology and oncology centers, and nephrology clinics.

In addition to continuing to pursue opportunities to make new advancements in patients’ health and to enhance treatment accessibility, we intend to continue to expand and diversify our portfolio through the in-license or purchase of additional pharmaceutical products or companies. We are seeking complementary products that will leverage our corporate infrastructure, sales force call points and commercial expertise, with a particular focus on maternal health specialists, hematology and oncology centers, nephrology clinics and hospitals. We are evaluating and plan to pursue commercial products as well as late-stage development assets. In addition, we are contemplating transactions that allow us to realize cost synergies to increase cash flows, as well as transactions that potentially optimize after-tax cash flows.

Makena Regulatory Developments Overview

In October 2014, we filed a prior approval supplement to the original Makena New Drug Application with the FDA, seeking approval of a 1 mL preservative-free vial of Makena. We are also seeking to expand Makena’s formulations and drug delivery technologies as part of the product’s lifecycle management program.

Feraheme Regulatory Developments Overview

In March 2015, following discussions with the FDA, we updated our current U.S. Feraheme label to include (a) the addition of a boxed warning related to the risks of serious hypersensitivity reactions or anaphylaxis, which risks were previously described only in the Warnings and Precautions section; (b) revisions to the Dosing and Administration section to indicate that Feraheme should only be administered by IV infusion; and (c) modifications to the Warnings and Precautions section to include a statement that patients with a history of multiple drug allergies may have a greater risk of anaphylaxis with parenteral iron products. In addition to updating the Feraheme product label, we have communicated these changes to healthcare providers through a Dear Healthcare Provider Letter.

In December 2014, we terminated our License, Development and Commercialization Agreement (the “Takeda Agreement”), as amended in June 2012 (the “Amended Takeda Agreement”), with Takeda (the “Takeda Termination Agreement”). Under the terms of the Amended Takeda Agreement, Takeda had exclusive rights to develop and commercialize Feraheme as a therapeutic agent in certain agreed-upon territories outside of the U.S. We are in the process of regaining all worldwide development and commercialization rights for Feraheme following the transfer of the outstanding marketing authorizations to us. Pursuant to the Takeda Termination Agreement, we and Takeda have agreed to effectuate the termination of the Amended Takeda Agreement on a rolling basis, whereby the termination will be effective for a particular geographic territory (e.g., countries under the regulatory jurisdictions of Health Canada, the European Medicines Agency and SwissMedic) upon the earlier of effectiveness of the transfer to us or a withdrawal of the marketing authorization for such territory, with the final effective termination date to be on the third such effective date. In February 2015, we and Takeda mutually decided to withdraw the marketing authorization for Rienso in the European Union and Switzerland, which was effective as of April 13, 2015. We are currently assessing the commercial opportunity for Feraheme in Canada and are working with Takeda to transition the marketing authorization to us.

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

Results of Operations — Three Months Ended March 31, 2015 and 2014

Revenues

Total revenues for the three months ended March 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
U.S. product sales, net	$77,415	$17,523	$59,892	>100%
License fee, collaboration and other revenues	12,090	3,312	8,778	>100%
Total	$89,505	$20,835	$68,670	>100%

U.S. Product Sales, Net

Our net U.S. product sales for the three months ended March 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Makena	$55,529	$—	$55,529	N/A
Feraheme	21,458	17,375	4,083	23%
MuGard	428	148	280	>100%
	$77,415	$17,523	$59,892	>100%

Net U.S. product sales increased by $59.9 million during the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to the addition of Makena to our product portfolio as a result of the November 2014 acquisition of Lumara Health as well as a $4.1 million increase in Feraheme net product sales.

Total gross U.S. product sales were offset by product sales allowances and accruals for the three months ended March 31, 2015 and 2014 as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross U.S. product sales	$125,517	$31,661
Provision for U.S. product sales allowances and accruals:
Contractual adjustments	35,134	13,973
Governmental rebates	12,968	165
Total provision for U.S product sales allowances and accruals	48,102	14,138
U.S. product sales, net	$77,415	$17,523

The $93.9 million increase in gross U.S. product sales was due primarily to the addition of Makena to our product portfolio, which resulted in $86.0 million gross sales in the first quarter of 2015, and a $7.5 million increase in our U.S. Feraheme sales in the three months ended March 31, 2015 as compared to the same period in 2014. Of the $7.5 million increase in U.S. Feraheme sales, $4.7 million was due to price increases and $2.8 million was due to increased units sold.

We recognize U.S. product sales revenue net of certain allowances and accruals in our condensed consolidated statement of operations at the time of sale. Our contractual adjustments include provisions for returns, pricing and prompt payment discounts, as well as wholesaler distribution fees, and volume-based and other commercial rebates. Governmental rebates relate to our reimbursement arrangements with state Medicaid programs. The increases in contractual adjustments and governmental rebates primarily reflect the addition of the Makena product to our portfolio.

We did not materially adjust our product sales allowances and accruals during the three months ended March 31, 2015 or 2014. If we determine in future periods that our actual experience is not indicative of our expectations, if our actual experience changes, or if other factors affect our estimates, we may be required to adjust our current allowances and accruals estimates, which would affect our net product sales in the period of the adjustment and could be significant.

For the remaining quarters of 2015, we expect our product sales allowances and accruals to remain relatively consistent as a percentage of gross sales due to our contracting and discounting strategy and the mix of business for our products and increasing competitive pressure for Feraheme.

For further details related to our revenue recognition and related sales allowances policy, please refer to our critical accounting policies included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the year ended December 31, 2014 and Note B to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Healthcare Reform Legislation

The Health Care and Education Reconciliation Act of 2010 (the “Healthcare Reform Act”) was enacted in the U.S. in March 2010 and includes certain cost containment measures including an increase to the minimum rebates for products covered by Medicaid programs and the extension of such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as the expansion of the 340B Drug Discount Program under the Public Health Service Act. This legislation contains provisions that can affect the operational results of companies in the pharmaceutical industry and healthcare related industries, including us, by imposing additional costs on such companies. The impact of this healthcare reform legislation has not had a material impact on our financial statements or results of operations.

Presently, we have not identified any provisions of the recent healthcare reform legislation that could materially impact our business in 2015 and beyond, but we continue to monitor ongoing legislative developments and we are assessing what impact such healthcare reform legislation will have on our business going forward, incuding following the consummation of our acquisition of Lumara Health.

License Fee, Collaboration and Other Revenues

License fee, collaboration and other revenues included deferred license fee revenues from our former licencees, Feraheme product sales to Takeda and royalties from Takeda. The $8.8 million increase in license fee, collaboration and other revenues in the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to $10.0 million of additional deferred license fee revenues recognized in the first quarter of 2015 as the result of the December 2014 Takeda Termination Agreement. We expect to recognize the remainder of the $33.6 million deferred revenue balance related to Takeda over the next nine months.

We expect our quarterly license fee, collaboration and other revenues will remain relatively consistent for the remainder of 2015 as compared to the first quarter of 2015 due to the recognition of the remaining $33.6 million deferred revenue balance, as discussed above.

Costs and Expenses

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Cost of Product Sales	$21,026	$2,837	$18,189	>100%
Percentage of Net Product Sales	27%	16%

Our cost of product sales are primarily comprised of manufacturing costs, costs of managing our contract manufacturers, and costs for quality assurance and quality control associated with our U.S. product sales and the amortization of product related intangible assets and inventory step-up related to the November 2014 acquisition of Lumara Health. The $18.2 million increase in our cost of product sales for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily attributable to $11.4 million of amortization expense recognized during the first quarter of 2015 related to the Makena intangible asset. In addition, the increase reflects $6.2 million recognized during the first quarter of 2015 for the step-up adjustment to the Makena inventory we acquired in November 2014, including $2.9 million related to product sales and $3.3 million related to inventory reserves.

We expect our cost of product sales as a percentage of net product sales, excluding any impact from the amortization of the Makena and MuGard Rights intangible assets and the amortization of inventory step-up of Makena inventory, to decrease for the remainding quarters of 2015 as compared to the three months ended March 31, 2015 due to the product sales growth expectations of Makena as compared to Feraheme and the resulting lower blended cost to produce our products.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
External Research and Development Expenses
Feraheme-related costs	$2,052	$3,404	$(1,352)	-40%
Makena-related costs	1,518	—	1,518	N/A
Other external costs	348	188	160	85%
Total	3,918	3,592	326	9%
Internal Research and Development Expenses	3,070	2,906	164	6%
Total Research and Development Expenses	$6,988	$6,498	$490	8%

Total research and development expenses incurred in the three months ended March 31, 2015 increased by $0.5 million, or 8%, as compared to the same period in 2014. The increase was primarily due to $1.5 million in new costs related to Makena clinical trials and related manufacturing costs in the first quarter of 2015, partially offset by a decrease in Feraheme-related costs resulting from expensing $1.1 million of Feraheme development inventory during the three months ended March 31, 2014.

We expect research and development expenses to increase for the remaining quarters of 2015 due to the timing of expenses for our current clinical trials related to Makena’s lifecycle management program and post approval commitments and expenses related to our clinical trial to determine the safety and efficacy of repeat doses of Feraheme for the treatment of IDA in patients with hemodialysis dependent CKD. In addition, research and development expenses could increase further depending on the outcome of discussions with the FDA on the regulatory path forward for Feraheme in the broad indication and any resulting clinical trials or development efforts that we may undertake.

Research and Development Activities

We track our external costs on a major project basis, in most cases through the later of the completion of the last trial in the project or the last submission of a regulatory filing to the FDA or applicable foreign regulatory body. We do not track our internal costs by project since our research and development personnel work on a number of projects concurrently and much of our fixed costs benefit multiple projects or our operations in general. The following major research and development projects were ongoing as of March 31, 2015:

•                  Feraheme to treat IDA in CKD patients: This project currently includes the following (a) a completed clinical study evaluating Feraheme treatment as compared to treatment to another IV iron to support the 2010 marketing authorization application (“MAA”) submission; (b) a pediatric study that is being conducted as part of our post-approval Pediatric Research Equity Act requirement to support pediatric CKD labeling of Feraheme; and (c) an ongoing multi-center clinical trial to be conducted to determine the safety and efficacy of repeat doses of Feraheme for the treatment of IDA in patients with hemodialysis dependent CKD, including a treatment arm with iron sucrose using a magnetic resonance imaging sub-analysis to evaluate the potential for iron to accumulate in the body following repeated IV iron administration.

•                  Makena: This project currently includes studies conducted as part of the post-approval commitments under the provisions of the FDA’s “Subpart H” Accelerated Approval regulations, including (a) an ongoing efficacy and safety clinical study of Makena; (b) an ongoing follow-up study of the children born to mothers from the efficacy and safety clinical study; and (c) a completed pharmacokinetic trial of women taking Makena.

Through March 31, 2015, we have incurred aggregate external research and development expenses of approximately $38.1 million related to our current program for the development of Feraheme to treat IDA in CKD patients, described above. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $15.0 million to $25.0 million over the next several years, not including any potential costs related to any clinical trials or development efforts that we may undertake as an outcome of discussions with the FDA on the regulatory path forward for Feraheme in the broad indication.

From November 12, 2014 through March 31, 2015, we have incurred aggregate external research and development expenses of approximately $1.7 million related to our current program for Makena, described above. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $20.0 million to $30.0 million over the next several years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Compensation, payroll taxes and benefits	$13,217	$6,742	$6,475	96%
Professional, consulting and other outside services	14,147	8,507	5,640	66%
Fair value of contingent consideration liability	2,599	789	1,810	>100%
Equity-based compensation expense	2,149	1,453	696	48%
Total	$32,112	$17,491	$14,621	84%

Total selling, general and administrative expenses incurred in three months ended March 31, 2015 increased by $14.6 million, or 84%, as compared to the same period in 2014 primarily as the result of additional employee-related expenses associated with the November 2014 Lumara Health acquisition, increased fair value of contingent consideration liability resulting from the addition of Makena to our product portfolio, and higher sales and marketing costs to support the Makena product.

We expect that total selling, general and administrative expenses will increase slightly for the remainding quarters of 2015 as compared to the three months ended March 31, 2015 as a result of the increased headcount following the November 2014 acquisition of Lumara Health and other costs associated with Makena related commercial activities.

Restructuring Expense

In connection with the November 2014 Lumara Health acquisition we initiated a restructuring program, which included severance benefits related to former Lumara Health employees. As a result of the restructuring, we recorded charges of approximately $0.6 million in the three months ended March 31, 2015. We expect to pay substantially all of the restructuring costs during 2015.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2015 decreased by $9.2 million as compared to the same period in 2014 primarily as the result of the recognition of an additional $8.9 million in interest expense in the first quarter of 2015, which was comprised of the amortization of debt discount, contractual interest expense and amortization of debt issuance costs in connection with the February 2014 issuance of the $200.0 million of 2.5% convertible senior notes due February 15, 2019 (the “Convertible Notes”) and a $340.0 million term loan we entered into in November 2014 to partially finance the Lumara acquisition (the “Term Loan Facility”).

We expect our net expense to remain relatively consistent for the remainding quarters of 2015 as compared to the three months ended March 31, 2015 as a result of recording a full year of interest expense related to our debt obligations in 2015.

Income Tax Expense

The following table summarizes our effective tax rate and income tax expense for the three months ended March 31, 2015 and 2014 (in thousands except for percentages):

	Three Months Ended March 31,
	2015	2014
Effective tax rate	30%	0%
Income tax expense	$5,608	$—

For the three months ended March 31, 2015, we recognized income tax expense of $5.6 million, representing an effective tax rate of 30%. The difference between the expected statutory federal tax rate of 35% and the 30% effective tax rate was attributable to the impact of state income taxes offset by the net benefit of federal orphan drug tax credits and the impact of a valuation allowance release related to certain deferred tax assets. We did not recognize any income tax benefit or expense for the three months ended March 31, 2014 as we were subject to a full valuation allowance due to our net operating loss position at the time.

We expect our full year 2015 effective tax rate to be 30%. This rate does not consider the impact of a potential renewal of the federal research and development tax credit.

Net Income (Loss)

For the reasons stated above, we have earned net income of $12.9 million, or $0.47 per basic share and $0.39 per diluted share, for the three months ended March 31, 2015 as compared to a net loss of $7.1 million, or $0.33 per basic and diluted share for the three months ended March 31, 2014.

Liquidity and Capital Resources

General

We currently finance our operations primarily from the sale of our products, the sale of our securities and cash generated from our investing activities. We expect to continue to incur significant expenses as we continue to market, sell and contract for the manufacture of Makena and Feraheme and as we market and sell MuGard, and as and if we further develop and seek regulatory approval for Feraheme for the treatment of IDA in a broad range of patients in the U.S.

Cash, cash equivalents, investments and certain financial obligations as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014	$ Change	% Change
Cash and cash equivalents	$243,801	$119,296	$124,505	>100%
Investments	117,338	24,890	92,448	>100%
Total	$361,139	$144,186	$216,953	>100%

Outstanding principal on convertible notes	$200,000	$200,000	$—	0%
Outstanding principal on term loan	331,500	340,000	(8,500)	-3%
	$531,500	$540,000	$(8,500)	-2%

The $217.0 million increase in cash, cash equivalents and investments as of March 31, 2015, as compared to December 31, 2014, was primarily due to net proceeds of $188.9 million received in the first quarter of 2015 following the sale of approximately 4.6 million shares of our common stock in an underwritten public offering, as well as $55.5 million of net Makena sales in the first quarter of 2015. In addition, the increase in cash was partially offset by net cash expended to fund our operations and working capital.

Business Developments

In November 2014, we completed our acquisition of Lumara Health for approximately $600.0 million in upfront cash consideration (subject to finalization of certain adjustments related to Lumara Health’s financial position at the time of closing, including adjustments related to working capital, net debt and transaction expenses as set forth in the Lumara Agreement) and approximately 3.2 million shares of our common stock having a fair value of approximately $112.0 million at the time of closing. The Lumara Agreement includes future contingent payments of up to $350.0 million in cash (or upon mutual agreement between us and the former Lumara Health security holders, future contingent payments may also be made in common stock or some combination thereof) payable by us to the former Lumara Health security holders based upon the achievement of certain sales milestones through calendar year 2019. See Note C to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.

Borrowings and Other Liabilities

In November 2014, we financed the $600.0 million cash portion of the Lumara Health acquisition through $327.5 million of net proceeds from borrowings under the $340.0 million Term Loan Facility, as discussed in more detail in Note P, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and $272.5 million of existing cash on hand. The Term Loan Facility imposes restrictive covenants on us, including a requirement that we reduce our leverage over time, and obligates us to make certain payments of principal and interest over time.

In addition, on February 14, 2014, we issued $200.0 million aggregate principal amount of Convertible Notes, as discussed in more detail in Note P, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year. The Convertible Notes will mature on February 15, 2019, unless earlier repurchased or converted. The Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the Term Loan Facility), at an initial conversion rate of approximately 36.9079 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to a conversion price of approximately $27.09 per share of our common stock. The conversion rate is subject to adjustment from time to time. Based on the last reported sale price of our common stock during the last 30 trading days of the calendar quarter ended March 31, 2015, the Convertible Notes are convertible for the calendar quarter ending June 30, 2015.

We expect that our cash, cash equivalents and investments balances, in the aggregate, will increase due to increased net product sales during 2015, partially offset by debt-related payments. Our expectation assumes our continued investment in the development and commercialization of our products. We believe that our cash, cash equivalents and investments as of March 31, 2015, and the cash we currently expect to receive from sales of our products, earnings on our investments, will be sufficient to satisfy our cash flow needs for the foreseeable future.

Cash flows from operating activities

Net cash provided by operating activities for the three months ended March 31, 2015 was $29.4 million as compared to net cash used in operating activities of $11.1 million for the same period in 2014. The increase in cash provided by (used in) operating activities is primarily due to increased product sales from the addition of Makena to our product portfolio.

Cash flows from investing activities

Net cash used in investing activities in the three months ended March 31, 2015 was $92.5 million as compared to net cash provided by investing activities in the three months ended March 31, 2014 was $4.5 million. Cash used in investing activities increased during the three months ended March 31, 2015 primarily due to a $68.8 million increase in cash used to purchase investments, partially offset by a $25.2 million decrease in net proceeds from sales or maturities of investments.

Cash flows from financing activities

In March 2015, we closed an underwritten public offering of our approximately 4.6 million shares of our common stock, including the exercise in full by the underwriters of their option to purchase additional shares, at the public offering price of $44.00 per share. We received total gross proceeds in the offering of approximately $201.2 million, before deducting underwriting discounts, commissions and estimated expenses.

Net cash provided by financing activities in the three months ended March 31, 2015 and 2014 was $187.6 million and $180.5 million, respectively. Cash provided by financing activities during the three months ended March 31, 2015 as compared to the same period in 2014 was primarily attributable to the $188.9 million in net proceeds from the issuance of common stock from our March 2015 public offering and $6.7 million in proceeds from the exercise of stock options, partially offset by $8.5 million of principal payment on our long-term debt in the first quarter of 2015. Cash provided by financing activities during the three months ended March 31, 2014 was primarily attributable to $179.1 million in net proceeds received from the issuance of the Convertible Notes in February 2014.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Impact of Recently Issued and Proposed Accounting Pronouncements

See Note S, “Recently Issued and Proposed Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding new accounting pronouncements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act

Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note N, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our legal proceedings, including how we accrue liabilities for legal contingencies.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of our stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2015 through January 31, 2015	—	$—	—	—

February 1, 2015 through February 28, 2015	1,862	49.40	—	—

March 1, 2015 through March 31, 2015	12,250	49.70	—	—

Total	14,112	$49.66	—	—

(1)   Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligations in connection with the vesting of RSUs held by our employees.

(2)   We do not currently have any publicly announced purchase programs or plans.

Item 5. Other Information

Effective May 30, 2015, Scott B. Townsend will no longer serve as Senior Vice President of Legal Affairs, General Counsel and Secretary and is expected to leave the Company following completion of a search for his successor.  Mr. Townsend has agreed to assist the Company with transitional matters.   Effective June 3, 2015, Edward P. Jordan will no longer serve as Senior Vice President of Sales and Marketing and is expected to leave the Company.

Item 6. Exhibits

(a)   List of Exhibits

3.1

Amendment No. 1 to the Amended and Restated By-Laws of AMAG Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2015, File No. 001-10865)

10.1	+	Non-Employee Director Compensation Policy, effective as of January 1, 2015
10.2	+	Amendment to Warrant Transaction, dated as of Febnruary 23, 2015, by and betweeen the Company and J.P. Morgan Securities LLC, as agent
10.3

Underwriting Agreement, dated as of February 25, 2015, among AMAG Pharmaceuticals, Inc. and J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as represenatives of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed February 26, 2015, File No. 001-10865)

10.4	+	Letter Agreement, dated March 10, 2015, by and between the Company and Lunar Representative, LLC
10.5	+	First Amendment to Lease Agreement, dated June 10, 2013, by and between the Company and BP BAY COLONY LLC, dated March 24, 2015
10.6	+	First Amendment to Credit Agreement, dated March 31, 2015, by and among the Company, the Lenders named therein, and Jefferies Finance LLC, as administrative agent
10.7	+	Letter Agreement, dated April 10, 2015, by and between the Company and Lunar Representative, LLC
31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document

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
William K. Heiden
Chief Executive Officer

Date: May 6, 2015

AMAG PHARMACEUTICALS, INC.

By:	/s/ Scott A. Holmes
Scott A. Holmes
Senior Vice President, Finance and Investor Relations, Chief Accounting Officer and Treasurer

Date: May 6, 2015

EXHIBIT INDEX

Exhibit Number		Description

3.1

Amendment No. 1 to the Amended and Restated By-Laws of AMAG Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2015, File No. 001-10865)

10.1	+	Non-Employee Director Compensation Policy, effective as of January 1, 2015

10.2	+	Amendment to Warrant Transaction, dated as of Febnruary 23, 2015, by and betweeen the Company and J.P. Morgan Securities LLC, as agent

10.3

Underwriting Agreement, dated as of February 25, 2015, among AMAG Pharmaceuticals, Inc. and J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as represenatives of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed February 26, 2015, File No. 001-10865)

10.4	+	Letter Agreement, dated March 10, 2015, by and between the Company and Lunar Representative, LLC

10.5	+	First Amendment to Lease Agreement, dated June 10, 2013, by and between the Company and BP BAY COLONY LLC, dated March 24, 2015

10.6	+	First Amendment to Credit Agreement, dated March 31, 2015, by and among the Company, the Lenders named therein, and Jefferies Finance LLC, as administrative agent

10.7	+	Letter Agreement, dated April 10, 2015, by and between the Company and Lunar Representative, LLC

31.1	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	+	XBRL Instance Document

101.SCH	+	XBRL Taxonomy Extension Schema Document

101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document

+             Exhibits marked with a plus sign (“+”) are filed herewith.

++           Exhibits marked with a double plus sign (“++”) are furnished herewith.