Form 10-Q
period 2015-06-30
AMAG PHARMACEUTICALS INC.
filed 2015-07-27
CIK 792977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

As of July 22, 2015, there were 30,925,793 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I.                                    FINANCIAL INFORMATION

Item 1.  Financial Statements

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$89,884	$119,296
Investments	308,524	24,890
Accounts receivable, net	57,954	38,172
Inventories	34,363	40,610
Receivable from collaboration	5,615	4,518
Deferred tax assets	53,135	32,094
Prepaid and other current assets	6,004	14,456
Total current assets	555,479	274,036
Property and equipment, net	1,917	1,519
Goodwill	204,414	205,824
Intangible assets, net	863,020	887,908
Restricted cash	2,397	2,397
Other long-term assets	12,056	17,249
Total assets	$1,639,283	$1,388,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,147	$7,301
Accrued expenses	89,617	80,093
Current portion of long-term debt	132,680	34,000
Current portion of acquisition-related contingent consideration	95,526	718
Deferred revenues	—	44,376
Total current liabilities	323,970	166,488
Long-term liabilities:
Long-term debt, net	179,706	293,905
Convertible 2.5% senior notes, net	170,817	167,441
Acquisition-related contingent consideration	124,666	217,984
Deferred tax liabilities	122,303	77,619
Other long-term liabilities	4,840	5,543
Total liabilities	926,302	928,980
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 117,500,000 shares authorized at June 30, 2015 and 58,750,000 authorized at December 31, 2014; 30,868,011 and 25,599,550 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	309	256
Additional paid-in capital	1,000,901	793,757
Accumulated other comprehensive loss	(3,948)	(3,617)
Accumulated deficit	(284,281)	(330,443)
Total stockholders’ equity	712,981	459,953
Total liabilities and stockholders’ equity	$1,639,283	$1,388,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
U.S. product sales, net	$84,652	$22,484	$162,067	$40,007
License fee, collaboration and other revenues	39,232	2,318	51,322	5,630
Total revenues	123,884	24,802	213,389	45,637
Costs and expenses:
Cost of product sales	19,679	2,743	40,705	5,580
Research and development expenses	8,184	4,540	15,172	11,038
Selling, general and administrative expenses	31,801	16,284	63,913	33,775
Acquisition-related costs	2,653	—	2,653	—
Restructuring expenses	443	—	1,014	—
Total costs and expenses	62,760	23,567	123,457	50,393
Operating income (loss)	61,124	1,235	89,932	(4,756)
Other income (expense):
Interest expense	(10,205)	(3,051)	(20,572)	(4,527)
Interest and dividend income, net	372	253	443	518
Other income	2	16	2	116
Total other income (expense)	(9,831)	(2,782)	(20,127)	(3,893)
Net income (loss) before income taxes	51,293	(1,547)	69,805	(8,649)
Income tax expense	18,035	—	23,643	—
Net income (loss)	$33,258	$(1,547)	$46,162	$(8,649)

Net income (loss) per share:
Basic	$1.09	$(0.07)	$1.60	$(0.40)
Diluted	$0.82	$(0.07)	$1.23	$(0.40)

Weighted average shares outstanding used to compute net income (loss) per share:
Basic	30,636	21,925	28,934	21,875
Diluted	43,181	21,925	40,791	21,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$33,258	$(1,547)	$46,162	$(8,649)
Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Holding (losses) gains arising during period, net of tax	(396)	153	(327)	230
Reclassification adjustment for (losses) gains included in net income (loss)	(3)	2	(4)	2
Net unrealized (losses) gains on securities	(399)	155	(331)	232
Total comprehensive income (loss)	$32,859	$(1,392)	$45,831	$(8,417)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Six months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$46,162	$(8,649)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,375	380
Amortization of premium/discount on purchased securities	658	1,256
Write-down of inventory to net realizable value	280	868
Non-cash equity-based compensation expense	6,684	4,207
Amortization of debt discount and debt issuance costs	5,501	2,652
Other income	(2)	(116)
Change in fair value of contingent consideration	1,639	1,178
Deferred income taxes	23,643	—
Changes in operating assets and liabilities:
Accounts receivable, net	(17,849)	(3,739)
Inventories	(1,027)	(2,567)
Receivable from collaboration	(1,097)	48
Prepaid and other current assets	3,331	(1,425)
Other long-term assets	4,549	1,137
Accounts payable and accrued expenses	10,231	(515)
Deferred revenues	(44,376)	(5,178)
Other long-term liabilities	(700)	227
Repayment of Term Loan attributable to original issue discount	(314)	—
Total adjustments	25,526	(1,587)
Net cash provided by (used in) operating activities	71,688	(10,236)
Cash flows from investing activities:
Acquisition of Lumara Health, net of acquired cash	562	—
Proceeds from sales or maturities of investments	6,464	48,706
Purchase of investments	(291,085)	(47,329)
Proceeds from sale of assets	—	102
Capital expenditures	(677)	(135)
Change in restricted cash	—	2,883
Net cash (used in) provided by investing activities	(284,736)	4,227
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of underwriting disount and other expenses	188,864	—
Long-term debt principal payment	(16,686)	—
Proceeds from issuance of convertible 2.5% senior notes	—	200,000
Payment of debt issuance costs	—	(6,711)
Proceeds from issuance of warrants	—	25,620
Purchase of convertible bond hedges	—	(39,760)
Payment of contingent consideration	(190)	(90)
Proceeds from the exercise of stock options	11,648	2,021
Net cash provided by financing activities	183,636	181,080
Net (decrease) increase in cash and cash equivalents	(29,412)	175,071
Cash and cash equivalents at beginning of the period	119,296	26,986
Cash and cash equivalents at end of the period	$89,884	$202,057
Supplemental data of cash flow information:
Interest paid on long-term debt	$12,405	$—
Interest paid on convertible 2.5% senior notes	$2,500	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

A.                                    DESCRIPTION OF BUSINESS

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a specialty pharmaceutical company that markets Makena® (hydroxyprogesterone caproate injection), Feraheme® (ferumoxytol) Injection for Intravenous (“IV”) use and MuGard® Mucoadhesive Oral Wound Rinse.

On November 12, 2014, we acquired Lumara Health Inc. (“Lumara Health”), a privately held pharmaceutical company specializing in women’s health. In connection with the acquisition of Lumara Health, we acquired Makena, a progestin indicated to reduce the risk of preterm birth in women with a singleton pregnancy who have a history of singleton spontaneous preterm birth. Makena was approved by the U.S. Food and Drug Administration (“FDA”) in February 2011 and was granted orphan drug exclusivity through February 3, 2018. We sell Makena to specialty pharmacies and distributors, who, in turn, sell Makena to healthcare providers, hospitals, government agencies and integrated delivery systems. Additional details regarding the acquisition of Lumara Health can be found in Note C, “Business Combinations,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We also market and sell Feraheme, which was approved for marketing in the U.S. in June 2009 by the FDA for use as an IV iron replacement therapy for the treatment of iron deficiency anemia in adult patients with chronic kidney disease. We began selling Feraheme in the U.S. in July 2009 through our commercial organization, including a specialty sales force. We sell Feraheme to authorized wholesalers and specialty distributors, who, in turn, sell Feraheme to healthcare providers who administer Feraheme primarily within hospitals, hematology and oncology centers, and nephrology clinics.

In June 2013, we entered into a license agreement with Abeona Therapeutics, Inc. (“Abeona”) (formerly known as PlasmaTech Biopharmaceuticals, Inc. and Access Pharmaceuticals, Inc.) (the “MuGard License Agreement”), under which we acquired the U.S. commercial rights to MuGard for the management of oral mucositis (the “MuGard Rights”).

On June 29, 2015, we entered into a stock purchase agreement to acquire CBR Acquisition Holdings Corp. (“CBR Holdings”), which, through its wholly-owned subsidiary, Cbr Systems, Inc., operates Cord Blood Registry® (“CBR”), a privately held stem cell collection and storage company, for $700.0 million in cash consideration, subject to working capital, net debt and transaction expense adjustments. CBR stores preserved umbilical cord blood and tissue stem cell units. CBR also partners with leading academic institutions that conduct clinical trials focused on evaluating the use of stem cells for regenerative medicine applications in diseases and conditions that have no cure today, including autism, cerebral palsy and pediatric stroke. We expect this acquisition to close in the third quarter of 2015 and therefore, our condensed consolidated financial statements as of June 30, 2015 do not include the impact of the pending CBR acquisition. Additional details regarding the stock purchase agreement with CBR Holdings can be found in Note T, “Subsequent Events.”

On July 22, 2015, we entered into an option agreement with Velo Bio, LLC (“Velo”), a privately held life-sciences company, that grants us an option to acquire the rights to an orphan drug candidate, digoxin immune fab (“DIF”), a polyclonal antibody being developed for the treatment of severe preeclampsia in pregnant women. We will make an upfront payment of $10.0 million in the third quarter of 2015 from cash on hand to Velo for the option to acquire the global rights to the DIF program following the conclusion of the DIF Phase 2b/3a study. Additional details regarding the option agreement with Velo can be found in Note T, “Subsequent Events.”

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash held in commercial bank accounts, money market funds and U.S. Treasury securities having an original maturity of less than three months. We consider all highly liquid investments with a maturity of three months or less as of the acquisition date to be cash equivalents. At June 30, 2015 and December 31, 2014, substantially all of our cash and cash equivalents were held in either commercial bank accounts or money market funds.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Our results of operations for the six months ended June 30, 2015, include the results of Lumara Health, which we acquired on November 12, 2014 (the “Lumara Acquisition Date”).

Revenue Recognition

We recognize revenue from the sale of our products as well as license fee, collaboration and other revenues, including milestone payments, other product revenues, and royalties we receive from our licensees. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery of product has occurred or services have been rendered; the sales price charged is fixed or determinable; and collection is reasonably assured.

Our U.S. product sales, which primarily represented revenues from both Makena and Feraheme in the first half of 2015 and Feraheme in the first half of 2014, were offset by provisions for allowances and accruals as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross U.S. product sales	$136,589	$40,493	$262,106	$72,154
Provision for U.S. product sales allowances and accruals:
Contractual adjustments	39,251	17,801	74,385	31,774
Governmental rebates	12,686	208	25,654	373
Total provision for U.S product sales allowances and accruals	51,937	18,009	100,039	32,147
U.S. product sales, net	$84,652	$22,484	$162,067	$40,007

We recognize U.S. product sales net of certain allowances and accruals in our condensed consolidated statement of operations at the time of sale. Our contractual adjustments include provisions for returns, pricing and prompt payment discounts, as well as wholesaler distribution fees, and volume-based and other commercial rebates. Governmental rebates relate to our reimbursement arrangements with state Medicaid programs.

The increases in contractual adjustments and governmental rebates primarily reflects the addition of Makena to our product portfolio in connection with the November 2014 acquisition of Lumara Health. During the three months ended June 30, 2015, we reduced our Makena related Medicaid and chargeback reserves, which were initially recorded at the time of the Lumara acquisition, by $4.0 million and $1.9 million, respectively. These adjustments were recorded to goodwill during the quarter ended June 30, 2015. We did not materially adjust our product sales allowances and accruals during the three or six months ended June 30, 2014. If we determine in future periods that our actual experience is not indicative of our expectations, if our actual experience changes, or if other factors affect our estimates, we may be required to adjust our allowances and accruals estimates, which would affect our net product sales in the period of the adjustment and could be significant.

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

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments, and accounts receivable. As of June 30, 2015, our cash, cash equivalents and investments amounted to approximately $398.4 million. We currently invest our excess cash primarily in corporate debt securities, commercial paper, certificates of deposit and municipal securities. As of June 30, 2015, approximately $1.8 million of our total $89.9 million cash and cash equivalents balance was invested in institutional money market funds, of which $1.0 million was invested in a single fund.

Our operations are located entirely within the U.S. We are focused principally on developing, manufacturing, and commercializing Makena and Feraheme and commercializing MuGard. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers or partners who represented 10% or more of our total revenues for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
AmerisourceBergen Drug Corporation	24%	38%
Takeda Pharmaceuticals Company Limited	24%	10%
McKesson Corporation	10%	25%
Cardinal Health, Inc.	<10%	17%

In addition, approximately 24% and 27% of our Feraheme end-user demand during the six months ended June 30, 2015 and 2014, respectively, was generated by members of a single group purchasing organization with which we have contracted. Revenues from outside of the U.S. amounted to approximately 24% and 12% of our total revenues for the six months ended June 30, 2015 and 2014, respectively, and were principally related to deferred Feraheme revenue recognized in connection with the termination of our license, development and commercialization agreement with Takeda Pharmaceutical Company Limited (“Takeda”), which is headquartered in Japan.

We are currently solely dependent on a single supplier for Feraheme drug substance (produced in two separate facilities) and finished drug product and a single supply chain for Makena finished drug product. We would be exposed to a significant loss of revenue from the sale of Makena and Feraheme if our suppliers and/or manufacturers cannot fulfill demand for any reason.

C.                                    BUSINESS COMBINATIONS

As part of our strategy to expand our portfolio with additional commercial-stage products, in November 2014, we acquired Lumara Health through which we acquired its product Makena.

On November 12, 2014, we completed our acquisition of Lumara Health at which time Lumara Health became our wholly-owned subsidiary. By virtue of the acquisition of Lumara Health, we acquired Lumara Health’s existing commercial product, Makena. Under the terms of the acquisition agreement, we acquired 100% of the equity ownership of Lumara Health, excluding the assets and liabilities of the Women’s Health Division and certain other assets and liabilities, which were divested by Lumara Health prior to closing, for $600.0 million in cash (before taking into account certain adjustments related to Lumara Health’s financial position at the time of closing, including adjustments related to net working capital, net debt and transaction expenses) and issued approximately 3.2 million shares of our common stock, par value $0.01 per share, having a value of approximately $112.0 million at the time of closing, to the holders of common stock of Lumara Health.

We have agreed to pay additional merger consideration, up to a maximum of $350.0 million, based upon the achievement of certain net sales milestones of Makena for the period from December 1, 2014 through December 19, 2019. This contingent consideration is recorded as a liability and measured at fair value based upon significant unobservable inputs. See Note E, “Fair Value Measurements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note C, “Business Combinations,” to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.

The following table summarizes the components of the estimated total purchase price at fair value, subject to adjustment upon finalization of Lumara Health’s net working capital, net debt and transaction expenses as of the Lumara Acquisition Date as adjusted for measurement period adjustments recorded during the three months ended June 30, 2015 (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$600,000
Fair value of 3.2 million shares of AMAG common stock	111,964
Fair value of contingent milestone payments	205,000
Estimated working capital and other adjustments	821
Purchase price paid at closing	917,785
Less:
Due from sellers	(562)
Cash acquired from Lumara Health	(5,219)
Total purchase price	$912,004

We accounted for the acquisition of Lumara Health as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price of an acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. During the three months ended June 30, 2015, we received $0.6 million from the former stockholders of Lumara Health as the final settlement adjustment of working capital. In addition, during the three months ended June 30, 2015, we adjusted the preliminary fair values assigned to the assets acquired and the liabilities assumed by us at the Lumara Acquisition Date, as discussed in Note H, “Goodwill, IPR&D and Other Intangible Assests, Net” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. These measurement period adjustments were not considered material to the original purchase accounting and have been reflected as a current period adjustment to these balances during the three months ended June 30, 2015. The following table summarizes the adjusted preliminary fair values as of June 30, 2015 (in thousands):

Accounts receivable	$36,852
Inventories	30,300
Prepaid and other current assets	3,322
Deferred income tax assets	94,965
Property and equipment	60
Makena marketed product	797,100
IPR&D	79,100
Restricted cash	1,997
Other long-term assets	3,412
Accounts payable	(3,807)
Accrued expenses	(37,499)
Deferred income tax liabilities	(293,649)
Other long-term liabilities	(4,563)
Total estimated identifiable net assets	$707,590
Goodwill	204,414
Total	$912,004

The preliminary values assigned to accounts receivable, prepaid and other current assets, other long-term assets, accounts payable, accrued expenses, deferred income taxes, other long-term liabilities and goodwill presented in the table above are further subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the preliminary fair value of these acquired assets and liabilities assumed will be made as soon as practicable but not later than one year from the

Lumara Acquisition Date.

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair values of the net assets acquired and liabilities assumed. The $204.4 million of goodwill resulting from the acquisition was primarily due to the net deferred tax liabilities recorded on the fair value adjustments to Lumara Health’s inventories and identifiable intangible assets. The goodwill is not deductible for income tax purposes.

D.                                    INVESTMENTS

As of June 30, 2015 and December 31, 2014, our investments equaled $308.5 million and $24.9 million, respectively, and consisted of securities classified as available-for-sale.

The following is a summary of our investments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$15,151	$6	$(4)	$15,153
Due in one to three years	140,738	11	(307)	140,442
Commercial paper
Due in one year or less	48,215	8	—	48,223
Certificates of deposit
Due in one year or less	20,000	1	—	20,001
Municipal securities
Due in one year or less	8,753	—	(8)	8,745
Due in one to three years	76,022	13	(75)	75,960
Total investments	$308,879	$39	$(394)	$308,524

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$11,656	$3	$(4)	$11,655
Due in one to three years	13,258	10	(33)	13,235
Total investments	$24,914	$13	$(37)	$24,890

The $283.6 million increase in our total investments was primarily due to the sale of approximately 4.6 million shares of our common stock at a public offering price of $44.00 per share in March 2015, resulting in gross proceeds to us of approximately $201.2 million, prior to underwriting discounts of $12.1 million and $0.2 million in commissions and other offering expenses.

Impairments and Unrealized Gains and Losses on Investments

We did not recognize any other-than-temporary impairment losses in our condensed consolidated statements of operations related to our securities during any of the three or six month periods ended June 30, 2015 and 2014. We considered various factors, including the length of time that each security was in an unrealized loss position and our ability and intent to hold these securities until the recovery of their amortized cost basis occurs. As of June 30, 2015, none of our investments has been in an unrealized loss position for more than one year. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and which may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

E.                                    FAIR VALUE MEASUREMENTS

The following tables represent the fair value hierarchy as of June 30, 2015 and December 31, 2014 for those assets and liabilities that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2015 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1,844	$1,844	$—	$—
Corporate debt securities	155,595	—	155,595	—
Commercial paper	48,223	—	48,223	—
Certificates of deposit	20,001	—	20,001	—
Municipal securities	84,705	—	84,705	—
Total Assets	$310,368	$1,844	$308,524	$—
Liabilities:
Contingent consideration - Lumara Health	$211,631	$—	$—	$211,631
Contingent consideration - MuGard	8,561	—	—	8,561
Total Liabilities	$220,192	$—	$—	$220,192

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$77,254	$77,254	$—	$—
Corporate debt securities	24,890	—	24,890	—
Total Assets	$102,144	$77,254	$24,890	$—
Liabilities:
Contingent consideration - Lumara Health	$206,600	$—	$—	$206,600
Contingent consideration - MuGard	12,102	—	—	12,102
Total Liabilities	$218,702	$—	$—	$218,702

Investments

Our money market funds are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. Our investments are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analyses of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analyses, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2015. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the six months ended June 30, 2015.

Contingent consideration

We accounted for the acquisitions of Lumara Health and the MuGard Rights as business combinations under the acquisition method of accounting. Additional details regarding the Lumara Health acquisition can be found in Note C, “Business Combinations” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The fair value measurements of contingent consideration obligations and the related intangible assets arising from business combinations are determined using unobservable inputs (“Level 3”). These inputs include (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents a reconciliation of contingent consideration obligations related to the acquisition of Lumara Health and the MuGard Rights measured on a recurring basis using Level 3 inputs as of June 30, 2015 (in thousands):

Balance as of December 31, 2014	$218,702
Payments made	(190)
Adjustments to fair value of contingent consideration	1,639
Other adjustments	41
Balance as of June 30, 2015	$220,192

The $1.6 million adjustments to the fair value of the contingent consideration liability was due primarily to a $5.0 million increase to the Makena contingent consideration related to the time value of money, partially offset by a $3.4 million reduction to the Makena contingent consideration due to revised estimated amounts and timing of cash flows related to the royalties we expect to pay to Abeona under the MuGard Agreement. These adjustments are included in selling, general and administrative expenses in our condensed consolidated statements of operations. We have classified $94.9 million of the Makena contingent consideration and $0.6 million of the MuGard contingent consideration as short-term liabilities in our condensed consolidated balance sheet as of June 30, 2015.

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

The fair value of the contingent royalty payments payable by us to Abeona was determined based on various market factors, including an analysis of estimated sales using a discount rate of approximately 12%. As of June 30, 2015, we estimate that the undiscounted royalty amounts we could pay under the MuGard License Agreement, based on current projections, may range from $10.0 million to $18.0 million over a ten year period beginning on June 6, 2013, the acquisition date, which is our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived.

We believe the estimated fair values of Lumara Health and the MuGard Rights are based on reasonable assumptions, however, we cannot provide assurance that the underlying assumptions used to forecast the cash flows will materialize as we estimated and thus, our actual results may vary significantly from the estimated results.

Debt

In February 2014, we issued $200.0 million of 2.5% convertible senior notes due February 15, 2019 (the “Convertible Notes”). As of June 30, 2015, the fair value of our Convertible Notes was approximately $514.9 million, which differs from their carrying values. The fair value of our Convertible Notes is influenced by interest rates, our stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading, which are Level 2 inputs.

In November 2014, we borrowed $340.0 million under a term loan facility to fund a portion of the purchase price of Lumara Health (the “Term Loan Facility”). The fair value of our outstanding borrowings under the Term Loan Facility was approximately $332.8 million at June 30, 2015, which differs from their carrying values. The fair value of our Term Loan Facility is primarily influenced by interest rates, which are Level 2 inputs.

See Note Q, “Debt,” for additional information on our debt obligations.

F.                                     ACCOUNTS RECEIVABLE, NET

Our net accounts receivable were $58.0 million and $38.2 million as of June 30, 2015 and December 31, 2014, respectively, and primarily represented amounts due from wholesalers, distributors and specialty pharmacies to whom we sell our products directly. Accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts.

Customers which represented greater than 10% of our accounts receivable balances as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
AmerisourceBergen Drug Corporation	43%	45%
McKesson Corporation	11%	12%

G.                                   INVENTORIES

Our major classes of inventories were as follows as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$15,467	$14,188
Work in process	4,304	5,965
Finished goods	14,592	20,457
Inventories included in current assets	34,363	40,610
Included in other long-term assets:
Raw materials	3,759	7,798
Total Inventories	$38,122	$48,408

In the fourth quarter of 2014, we recorded the acquired Makena inventory at a fair value of $30.3 million, which required a $26.1 million step-up adjustment to recognize the inventory at its expected net realizable value. We are amortizing and recognizing the step-up adjustment as cost of product sales in our condensed consolidated statements of operations as the related inventories are sold. During the six months ended June 30, 2015, we recognized $5.9 million of the fair value adjustment as cost of product sales. In connection with the fair value step-up adjustment of Makena inventory, we have recorded a portion of the associated raw material inventory and associated step-up adjustment in other long-term assets as we believe that the amount of inventory purchased in the acquisition exceeds our normal inventory cycle.

During the six months ended June 30, 2015, we reserved $3.6 million of Makena inventory, which may not be saleable. This amount included a fair value adjustment of $3.3 million.

H.                                   GOODWILL, IPR&D AND OTHER INTANGIBLE ASSETS, NET

Goodwill

In connection with our November 2014 acquisition of Lumara Health, we recognized $205.8 million of goodwill as of December 31, 2014. During the three months ended June 30, 2015, the goodwill balance decreased by $1.4 million, which is comprised of a $5.9 million reduction associated with adjustments to our Makena revenue reserves, partially offset by a $4.5 million increase associated with the final settlement of net working capital with the former stockholders of Lumara Health. These measurement period adjustments were not considered material to the original purchase accounting and have been reflected as a current period adjustment to these balances during the three months ended June 30, 2015. As of June 30, 2015, we had no accumulated impairment losses related to goodwill. See Note C, “Business Combinations” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Intangible Assets, Net

Our identifiable intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. As of June 30, 2015 and December 31, 2014, our identifiable intangible assets consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Makena Marketed Product	$797,100	$29,435	$767,665	$797,100	$4,834	$792,266
MuGard Rights	16,893	638	16,255	16,893	351	16,542
	813,993	30,073	783,920	813,993	5,185	808,808
Indefinite-lived intangible assets:
Makena IPR&D	79,100	—	79,100	79,100	—	79,100
Total intangible assets	$893,093	$30,073	$863,020	$893,093	$5,185	$887,908

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

The MuGard Rights were acquired from Abeona in June 2013. Amortization of the MuGard Rights is being recognized using an economic consumption model over ten years, which represents our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived. We believe this is the best approximation of the period over which we will derive the majority of value of the MuGard Rights.

We recorded $24.9 million for the six months ended June 30, 2015 in amortization expense related to the Makena Marketed Product and the MuGard Rights and $0.1 million for the six months ended June 30, 2014 related to the MuGard Rights. Amortization expense is recorded in cost of product sales in our condensed consolidated statements of operations. We expect amortization expense related to our finite-lived intangible assets for the next five fiscal years to be as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2015	$27,119
2016	64,857
2017	76,308
2018	83,917
2019	55,242
Total	$307,443

I.                                        ACCRUED EXPENSES

As of June 30, 2015 and December 31, 2014, our accrued expenses consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Commercial rebates, fees and returns	$58,641	$44,807
Professional, consulting and other outside services	21,741	23,157
Salaries, bonuses and other compensation	7,982	10,176
Restructuring expense	1,253	1,953
Total accrued expenses	$89,617	$80,093

J.                                      INCOME TAXES

The following table summarizes our effective tax rate and income tax expense for the three and six months ended June 30, 2015 and 2014 (in thousands except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Effective tax rate	35%	0%	34%	0%
Income tax expense	$18,035	$—	$23,643	$—

For the three and six months ended June 30, 2015, we recognized income tax expense of $18.0 million and $23.6 million, respectively, representing an effective tax rate of 35% and 34%, respectively. The difference between the expected statutory federal tax rate of 35% and the 34% effective tax rate for the six months ended June 30, 2015 was attributable to the impact of a valuation allowance release related to certain deferred tax assets, partially offset by the impact of state income taxes. We did not recognize any income tax benefit or expense for the three or six months ended June 30, 2014 as we were subject to a full valuation allowance due to our net operating loss position at those times.

K.                                   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below presents information about the effects of net income (loss) of significant amounts reclassified out of accumulated other comprehensive loss, net of tax, during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning Balance	$(3,549)	$(3,414)	$(3,617)	$(3,491)
Other comprehensive income (loss) before reclassifications	(396)	153	(327)	230
Reclassification adjustment for (losses) gains included in net income (loss)	(3)	2	(4)	2
Ending Balance	$(3,948)	$(3,259)	$(3,948)	$(3,259)

L.                                    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

We compute basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the relevant period. Diluted net income (loss) per common share has been computed by dividing net income (loss) by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to net income (loss), diluted net income (loss) per common share would be computed assuming the impact of the conversion of Convertible Notes, the exercise of outstanding stock options, the vesting of restricted stock units (“RSUs”), and the exercise of warrants.

We have a choice to settle the conversion obligation under the Convertible Notes in cash, shares or any combination of the two. Pursuant to certain covenants in our Term Loan Facility, which we entered into to partially fund the acquisition of Lumara Health, we may be restricted from settling the conversion obligation in whole or in part with cash unless certain conditions in the Term Loan Facility are satisfied, including a first lien leverage ratio. During the three and six months ended June 30, 2015, we utilized the if-converted method to reflect the impact of the conversion of the Convertible Notes. This method assumes the conversion of the Convertible Notes into shares of our common stock and reflects the elimination of the interest expense related to the Convertible Notes. In connection with the issuance of the Convertible Notes, in February 2014, we entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments we are required to make upon conversion of the Convertible Notes. See Note Q, “Debt,” for additional information.

The dilutive effect of the warrants, stock options and RSUs has been calculated using the treasury stock method.

The components of basic and diluted net income (loss) per share for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss), basic	$33,258	$(1,547)	$46,162	$(8,649)
Effect of dilutive securities:
Interest expense on convertible 2.5% senior notes	2,071	—	4,085	—
Net income (loss), diluted	$35,329	$(1,547)	$50,247	$(8,649)

Weighted average common shares outstanding	30,636	21,925	28,934	21,875
Effect of dilutive securities:
Stock options and restricted stock units	1,785	—	1,639	—
Convertible 2.5% senior notes	7,382	—	7,382	—
Warrants	3,378	—	2,836	—
Shares used in calculating dilutive net income (loss) per share	43,181	21,925	40,791	21,875

Net income (loss) per share:
Basic	$1.09	$(0.07)	$1.60	$(0.40)
Diluted	$0.82	$(0.07)	$1.23	$(0.40)

The following table sets forth the potential common shares issuable upon the exercise of outstanding options, the vesting of RSUs and the exercise of warrants (prior to consideration of the treasury stock method), which were excluded from our computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options to purchase shares of common stock	601	3,210	709	3,210
Shares of common stock issuable upon the vesting of restricted stock units	68	517	341	517
Warrants	—	7,382	—	7,382
Total	669	11,109	1,050	11,109

During the three and six months ended June 30, 2014, the average common stock price was below the exercise price of the warrants.

M.                                 EQUITY-BASED COMPENSATION

We currently maintain four equity compensation plans, including our Third Amended and Restated 2007 Equity Incentive Plan, as amended (the “2007 Plan”), our Amended and Restated 2000 Stock Plan (the “2000 Plan”) (under which we no longer grant awards), the Lumara Health Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Lumara Health 2013 Plan”) and our 2015 Employee Stock Purchase Plan (“2015 ESPP”). All outstanding stock options granted under each of our equity compensation plans other than our 2015 ESPP (discussed below) have an exercise price equal to the closing price of a share of our common stock on the grant date.

In November 2007, the 2000 Plan was succeeded by our 2007 Plan and, accordingly, no further grants may be made under the 2000 Plan. Any shares that remained available for issuance under the 2000 Plan as of the date of adoption of the 2007 Plan are included in the number of shares that may be issued under the 2007 Plan. Any shares subject to outstanding awards granted under the 2000 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares available for issuance under the 2007 Plan. As of June 30, 2015, there were 4,108,218 shares remaining available for issuance under the 2007 Plan, including 1,700,000 shares which were added to the 2007 Plan upon approval by our stockholders of an amendment to our 2007 Plan at our Annual Meeting of Stockholders held on May 21, 2015 (the “Annual Meeting”). Such 4,108,218 amount does not include shares subject to outstanding awards under the 2000 Plan. Further, all outstanding options under the 2007 Plan have either a seven or ten-year term and all outstanding options under the 2000 Plan have a ten-year term.

In November 2014, we assumed the Lumara Health 2013 Plan in connection with the acquisition of Lumara Health. The total number of shares issuable pursuant to awards under this plan as of the effective date of the acquisition and after taking into account any adjustments as a result of the acquisition, was 200,000 shares. As of June 30, 2015, there were 1,275 shares remaining available for issuance under the Lumara Health 2013 Plan, which are available for grants to certain employees, officers, directors, consultants, and advisors of AMAG and our subsidiaries who are newly-hired or who previously performed services for Lumara Health. All outstanding options under the Lumara Health 2013 Plan have a ten-year term.

At our Annual Meeting, our stockholders approved our 2015 ESPP, which authorizes the issuance of up to 200,000 shares of our common stock to eligible employees. The terms of the 2015 ESPP permit eligible employees to purchase shares (subject to certain plan and tax limitations) in semi-annual offerings through payroll deductions of up to an annual maximum of 10% of the employee’s “compensation” as defined in the 2015 ESPP. Shares are purchased at a price equal to 85% of the fair market value of our common stock on either the first or last business day of the offering period, whichever is lower. As of June 30, 2015, no shares have been issued under our 2015 ESPP.

During the six months ended June 30, 2015, we also granted equity through inducement grants outside of the equity plans, as discussed below, to certain newly hired executive officers and employees.

Stock Options

The following table summarizes stock option activity in our equity plans for the six months ended June 30, 2015:

	2007 Equity Plan	2000 Equity Plan	2013 Lumara Equity Plan	Total
Outstanding at December 31, 2014	2,051,017	35,266	44,000	2,130,283
Granted	468,875	—	75,250	544,125
Exercised	(525,367)	(12,637)	—	(538,004)
Expired or terminated	(134,660)	—	—	(134,660)
Outstanding at June 30, 2015	1,859,865	22,629	119,250	2,001,744

Restricted Stock Units

The following table summarizes RSU activity in our equity plans for the six months ended June 30, 2015:

	2007 Equity Plan	2000 Equity Plan	2013 Lumara Equity Plan	Total
Outstanding at December 31, 2014	360,826	—	20,000	380,826
Granted	232,154	—	60,225	292,379
Vested	(53,607)	—	—	(53,607)
Expired or terminated	(35,568)	—	(750)	(36,318)
Outstanding at June 30, 2015	503,805	—	79,475	583,280

Other Equity Compensation Grants

During the six months ended June 30, 2015, our Board or Compensation Committee granted options to purchase 83,500 shares of our common stock and 29,500 RSUs to certain new-hire employees to induce them to accept employment with us (collectively, “Inducement Awards”). The options were granted at an exercise price equal to the fair market value of a share of our common stock on the respective grant dates and will be exercisable in four equal annual installments beginning on the first anniversary of the respective grant dates. The RSU grants will vest in three equal annual installments beginning on the first anniversary of the respective grant dates. The foregoing grants were made pursuant to inducement grants outside of our stockholder approved equity plans as permitted under the NASDAQ Stock Market listing rules. We assessed the terms of these awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied. As of June 30, 2015, there were 806,100 options and 144,900 RSUs outstanding under the Inducement Awards.

Equity-based compensation expense

Equity-based compensation expense for the three and six months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of product sales	$54	$29	$95	$57
Research and development	565	359	1,043	808
Selling, general and administrative	3,397	1,889	5,546	3,342
Total equity-based compensation expense	4,016	2,277	6,684	4,207
Income tax effect	(1,558)	—	(2,593)	—
After-tax effect of equity-based compensation expense	$2,458	$2,277	$4,091	$4,207

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

As a result of our historical net losses incurred during the three and six months ended June 30, 2014, we did not provide an income tax effect for these periods.

N.                                    STOCKHOLDERS’ EQUITY

2015 Annual Meeting

At our Annual Meeting, our stockholders approved proposals to (i) amend our Certificate of Incorporation, as amended and restated and then currently in effect, to increase the number of authorized shares of our common stock from 58,750,000 shares to 117,500,000 shares (which amendment was subsequently filed with the Secretary of State of the State of Delaware) and (ii) amend our 2007 Plan to, among other things, increase the number of shares of our common stock available for issuance thereunder by 1,700,000 shares.

March 2015 Public Offering of Common Stock

In March 2015, we sold approximately 4.6 million shares of our common stock at a public offering price of $44.00 per share, resulting in gross proceeds to us of approximately $201.2 million, prior to underwriting discounts of $12.1 million and $0.2 million in commissions and other offering expenses.

Change in Stockholders’ Equity

Total stockholders’ equity increased by $253.0 million during the six months ended June 30, 2015. This increase was primarily driven by $188.9 million in net proceeds related to the March 2015 public offering of common stock, as discussed above, $46.2 million from our net income, $11.6 million from the exercise of stock options and $6.7 million related to equity-based compensation expense.

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

Makena Securities Litigation

During October and November 2011, three complaints were filed in the United States District Court for the Eastern District of Missouri (the “Court”) against K-V Pharmaceutical Company (“KV”) (since renamed as Lumara Health) and certain individual defendants, alleging violations of the anti-fraud provisions of the federal securities laws on behalf of all purchasers of the publicly traded securities of KV between February 14, 2011 and April 4, 2011: Julianello v. K-V Pharmaceutical Co., et al. (filed October 19, 2011); Mukku v. K-V Pharmaceutical Co., et al. (filed October 31, 2011), and Cheong v. K-V Pharmaceutical Co., et al. (filed November 2, 2011). On March 8, 2012, the three cases were consolidated and the consolidated action is now styled In Re K-V Pharmaceutical Company Securities Litigation, Case No. 4:11-CV-1816-AGF. On May 4, 2012, the Court appointed Lori Anderson as the Lead Plaintiff in the matter, and an amended complaint was filed on July 24, 2012. The amended complaint alleges class members were damaged by purchasing KV stock at artificially inflated prices due to defendants’ purportedly misleading statements regarding KV’s exclusivity over Makena. On April 22, 2013, the individual defendants moved to dismiss the complaint and oral argument was held before the Court on

November 26, 2013. KV joined in the motion to dismiss on February 10, 2014. On March 27, 2014, the Court entered an order granting defendants’ motion to dismiss the class action complaint without prejudice to the plaintiff’s ability to file a second amended complaint with respect to a limited issue of whether defendants’ statements about Lumara Health’s financial assistance program for Makena were materially false or misleading. On April 16, 2014, plaintiff filed a motion to reconsider asking the Court to reconsider its order restricting the scope of plaintiff’s ability to amend its complaint. The Court denied plaintiff’s motion to reconsider and entered a judgment granting defendants’ motion to dismiss on June 6, 2014. On July 1, 2014, plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”). The Court of Appeals heard oral argument on March 12, 2015 and on July 2, 2015, affirmed the Court’s decision to dismiss the case. Although the plaintiff has an opportunity to appeal, even if such an appeal were to be pursued, in accordance the Sixth Amended Joint Chapter 11 Plan of Reorganization for K-V Discovery Solutions and Its Affiliated Debtors, which became effective on September 16, 2013, the recovery in this matter, if any, is limited to the extent of any insurance and/or any proceeds therefrom (excluding any self-insured retention obligation or deductible) that may provide coverage for any liability of Lumara Health for the claims asserted in this litigation.

European Patent Organization Appeal

In July 2010, Sandoz GmbH (“Sandoz”) filed with the European Patent Office (the “EPO”) an opposition to a previously issued patent which covers ferumoxytol in EU jurisdictions. In October 2012, at an oral hearing, the Opposition Division of the EPO revoked this patent. We recorded a notice of appeal at the EPO in December 2012, which suspended the revocation of our patent. The oral proceedings for the appeal occurred on June 16, 2015, where the decision revoking the patent was set aside and remitted back to the Opposition Division for further consideration. In the event that we do not experience a successful outcome at the Opposition Division, under EU regulations, ferumoxytol would still be entitled to eight years of data protection and ten years of market exclusivity from the date of approval, which we believe would create barriers to entry for any generic version of ferumoxytol into the EU market until sometime between 2020 and 2022. This decision had no impact on our revenues for the six months ended June 30, 2015. However, any future unfavorable outcome in this matter could negatively affect the magnitude and timing of future revenues, if we were to resume commercialization efforts in the EU. We do not expect to incur any related liability regardless of the outcome of the appeal and therefore have not recorded any liability as of June 30, 2015. We continue to believe the patent is valid and intend to vigorously prosecute the patent before the Opposition Division.

Other

On July 20, 2015, the Federal Trade Commission (the “FTC”) notified us that it is conducting an investigation with respect to Makena or any hydroxyprogesterone caproate product. The FTC noted that the existence of the investigation does not indicate that the FTC has concluded that Lumara Health or its predecessor has violated the law. We intend to cooperate with the FTC investigation and at this time we cannot assess potential outcomes of this investigation.

We may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us at June 30, 2015. We expense legal costs as they are incurred.

P.                                     COLLABORATIVE AGREEMENTS

Our commercial strategy includes the formation of collaborations with other pharmaceutical companies to expand our portfolio through the in-license or acquisition of additional pharmaceutical products or companies, including revenue-generating commercial products and late-stage development assets.

In December 2014, we entered into an agreement (the “Takeda Termination Agreement”), which terminated our License, Development and Commercialization Agreement with Takeda (as amended, the “Takeda Agreement”). Under the terms of the Takeda Agreement, Takeda had exclusive rights to develop and commercialize Feraheme as a therapeutic agent in certain agreed-upon territories outside of the U.S. Pursuant to the Takeda Termination Agreement, the termination of the Takeda Agreement was effective on a rolling basis, whereby the termination was effective for a particular geographic territory (i.e., countries under the regulatory jurisdictions of Health Canada, the European Medicines Agency and SwissMedic) upon the earlier of effectiveness of the transfer to us or a withdrawal of the marketing authorization for such territory, with the final effective termination date to be on the third such effective date. On April 13, 2015, the marketing authorization for Rienso was withdrawn in the EU and Switzerland. On June 25, 2015, the transfer from Takeda to us of the Feraheme marketing authorization in Canada became effective and marked the final termination date of the Takeda Agreement.

In connection with the final termination of the Takeda Agreement, we recognized into revenues the remaining balances of deferred revenue related to the upfront and milestone payments we received from Takeda during the life of the agreement as well as amounts associated with the terms of the Takeda Termination Agreement. During the three and six months ended June 30, 2015, we recognized $33.6 million and $44.4 million, respectively, in revenues associated with the amortization of the remaining deferred revenue balance and have recorded it in license fee, collaboration and other revenues in our condensed consolidated statement of operations. In addition, we recognized $5.2 million of additional revenues in the three months ended June 30, 2015 related to payments made by Takeda upon the final termination date as required under the terms of the Takeda Termination Agreement.

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

On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Based on the last reported sale price of our common stock during the last 30 trading days of the calendar quarter ended June 30, 2015, the Convertible Notes are convertible for the calendar quarter ended June 30, 2015 pursuant to clause (1) above.

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

Our outstanding Convertible Note balances as June 30, 2015 consisted of the following (in thousands):

June 30, 2015
Liability component:
Principal	$200,000
Less: debt discount, net	(29,183)
Net carrying amount	$170,817

Equity component	$38,188

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

We determined the expected life of the debt was equal to the five year term on the Convertible Notes. As of June 30, 2015, the carrying value of the Convertible Notes was $170.8 million and the fair value of the Convertible Notes was $514.9 million. The effective interest rate on the liability component was 7.23% for the period from the date of issuance through June 30, 2015. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Contractual interest expense	$1,250	$2,500
Amortization of debt issuance costs	246	480
Amortization of debt discount	1,727	3,376
Total interest expense	$3,223	$6,356

Convertible Bond Hedge and Warrant Transactions

In connection with the pricing of the Convertible Notes and in order to reduce the potential dilution to our common stock and/or offset cash payments due upon conversion of the Convertible Notes, on February 11, 2014 and February 13, 2014, we entered into convertible bond hedge transactions covering approximately 7.4 million shares of our common stock underlying the $200.0 million aggregate principal amount of the Convertible Notes, with the Call Spread Counterparties. The convertible bond hedges have an exercise price of approximately $27.09 per share, subject to adjustment upon certain events, and are exercisable when and if the Convertible Notes are converted. If upon conversion of the Convertible Notes, the price of our common stock is above the exercise price of the convertible bond hedges, the Call Spread Counterparties will deliver shares of our common stock and/or cash with an aggregate value approximately equal to the difference between the price of our common stock at the conversion date and the exercise price, multiplied by the number of shares of our common stock related to the convertible bond hedges being exercised. The convertible bond hedges are separate transactions entered into by us and are not part of the terms of the Convertible Notes or the warrants, discussed below. Holders of the Convertible Notes will not have any rights with respect to the convertible bond hedges. We paid $39.8 million for these convertible bond hedges and recorded this amount as a reduction to additional paid-in capital, net of tax, in the first quarter of 2014.

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

Aside from the initial payment of $39.8 million to the Call Spread Counterparties for the convertible bond hedges, which is partially offset by the receipt of $25.7 million for the warrants, we are not required to make any cash payments to the Call Spread Counterparties under the convertible bond hedges and will not receive any proceeds if the warrants are exercised.

Term Loan Facility

On November 12, 2014 (the “Closing Date”), we borrowed $340.0 million under the Term Loan Facility to fund a portion of the purchase price of Lumara Health. At June 30, 2015, the carrying value of the outstanding borrowings, net of unamortized original issue costs and other lender fees and expenses, was $312.4 million.

We must repay the Term Loan Facility in installments of (a) $8.5 million per quarter due on the last day of each quarter beginning with the quarter ending March 31, 2015 through the quarter ending December 31, 2015, and (b) $12.75 million per quarter due on the last day of each quarter beginning with the quarter ending March 31, 2016 through the quarter ending September 30, 2020, with the balance due in a final installment on November 12, 2020. The Term Loan Facility matures on November 12, 2020, except that the maturity date of Term Loan Facility will accelerate to September 30, 2018 if:

(a)         more than $25.0 million in aggregate principal amount of our Convertible Notes remains outstanding and not converted to common stock or refinanced and replaced with debt that matures following, and has no amortization prior to, the date that is six and one half years following the Closing Date; and

(b)         the aggregate principal amount of all loans borrowed under the Term Loan Facility (including all undrawn incremental commitments) is greater than $50.0 million on and as of such date (the “Maturity Date”).

The Term Loan Facility includes an annual mandatory prepayment of the debt in an amount equal to 75% of our excess cash flow (as defined in the Term Loan Facility) as measured on an annual basis, beginning with the year ending December 31, 2015. On or after December 31, 2017, the applicable excess cash flow percentage shall be reduced based on the total net leverage ratio as of the last day of the period. Excess cash flow is generally defined as our adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as well as other adjustments specified in the credit agreement. Our estimated excess cash flow, as calculated at June 30, 2015, for the period ending December 31, 2015, was $90.2 million, which was reclassified from long-term to current as of June 30, 2015 as it would be paid in April 2016.

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

The Term Loan Facility requires that we comply with a Total Net Leverage Ratio. Under the terms of the Term Loan Facility, we must maintain a Total Net Leverage Ratio that is less than or equal to 4.25 to 1.00 for the fiscal quarter ended June 30, 2015 and declining over time to a range of 1.00 to 1.00 for the fiscal quarter ending September 30, 2017 and each fiscal quarter thereafter through the Maturity Date. For purposes of testing our Total Net Leverage Ratio, we are permitted to net from our outstanding total indebtedness up to $25.0 million of our domestic unrestricted cash and cash equivalents. As of June 30, 2015, we were in compliance with these covenants.

All obligations under the Term Loan Facility are unconditionally guaranteed by substantially all of our direct and indirect domestic subsidiaries. These guarantees are secured by substantially all of the present and future property and assets of such subsidiaries. In connection with the CBR acquisition, we intend to refinance this debt. Additional details regarding our intended financing plans can be found in Note T, “Subsequent Events.”

R.                                    RESTRUCTURING

In connection with the Lumara Health acquisition, we initiated a restructuring program in the fourth quarter of 2014, which included severance benefits primarily related to certain former Lumara Health employees. As a result of the restructuring, we recorded charges of approximately $1.0 million in the six months ended June 30, 2015. We expect to pay substantially all of these restructuring costs during 2015.

The following table outlines the components of our restructuring expenses which were included in current liabilities for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Accrued restructuring, beginning of period	$2,118	$—	$1,953	$—
Employee severance, benefits and other related costs	284	—	855	—
Payments	(1,149)	—	(1,555)	—
Accrued restructuring, end of period	$1,253	$—	$1,253	$—

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

In May 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under this standard, investments measured at net asset value (‘‘NAV’’), as a practical expedient for fair value, will be excluded from the fair value hierarchy. The only criterion for categorizing investments in the fair value hierarchy will be the observability of the inputs. The standard is effective for us for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including for financial statement periods that have not yet been issued. We do not expect the adoption of ASU 2015-07 to have a material impact on our disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of June 30, 2015, we have $5.3 million in debt issuance costs associated with our Convertible Notes and Term Loan Facility that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, if required. ASU 2014-15 will be effective for annual reporting periods ending after December 15, 2016, which will be our fiscal year ending December 31, 2016, and to annual and interim periods thereafter. We are in the process of evaluating the impact of adoption of ASU 2014-15 on our condensed consolidated financial statements and related disclosures and do not expect it to have a material impact our results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for us on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. We have not yet selected a transition method and are currently evaluating the impact of ASU 2014-09 on our condensed consolidated financial statements.

T.                                    SUBSEQUENT EVENTS

CBR Agreement

On June 29, 2015, we entered into a stock purchase agreement (the “CBR Agreement”) to acquire CBR Holdings and its CBR business. CBR is a privately held provider of services for the collection, processing, and long-term cryopreservation of umbilical cord blood and cord tissue stem cells for family use. The CBR Agreement provides that, upon the terms and subject to the conditions set forth in the CBR Agreement, we will purchase all of the outstanding equity securities of CBR Holdings for an aggregate of $700.0 million in cash consideration, subject to working capital, net debt and transaction expense adjustments as set forth in the CBR Agreement. We expect this acquisition to close in the third quarter of 2015.

The CBR Agreement contains customary representations, warranties and covenants of the parties as well as customary conditions to closing, including, among other things, the representations and warranties of CBR Holdings and its sole owner being true and correct at the closing, subject to the terms of the CBR Agreement and the absence of any material adverse changes affecting CBR Holdings. In addition, the CBR Agreement provides for limited termination rights, including, among others, by the mutual consent of us and the sole owner of CBR; upon certain breaches of representations, warranties, covenants or agreements; and in the event the acquisition has not been consummated before October 28, 2015.

Commitment Letter

Pursuant to the CBR Agreement, we are obligated to obtain financing to fund a portion of the consideration. Receipt of financing by us is not a condition to our obligation under the CBR Agreement; however, the CBR

Agreement does provide that we shall have a 15 business day marketing period after receipt of certain financial information from CBR (with customary exclusions for holidays) to obtain financing to fund a portion of the consideration, and CBR has agreed to use its reasonable best efforts to cooperate with us in our efforts to obtain such financing, including the preparation and delivery of certain audited financial information and assistance in preparing certain pro forma financial information.

Concurrently with the execution and delivery of the CBR Agreement, Jefferies Finance LLC and Barclays Bank PLC (collectively, the “Joint Lead Arrangers”) entered into a commitment letter with us (the “Commitment Letter”) pursuant to which the Joint Lead Arrangers and additional lenders (together, the “Lenders”) will provide (a) a senior secured term loan facility of up to $350.0 million (the “CBR Term Loan Facility”) and (b) senior unsecured increasing rate loans (the “Bridge Loans”) in an aggregate principal amount of up to $450.0 million under a senior unsecured bridge loan facility (the “Bridge Loan Facility” and together with the CBR Term Loan Facility, the “Debt Financing”), in each case, subject to customary conditions set forth in the Commitment Letter. We expect to use the proceeds of the CBR Term Loan Facility and the Bridge Loan Facility to (a) pay a portion of the CBR acquisition consideration, (b) pay various fees and expenses incurred in connection with the CBR acquisition and the Debt Financing, and (c) repay certain of our and CBR’s indebtedness ((a) through (c) collectively referred to as the “Financial Obligations”). We may also fund a portion of the Financial Obligations using cash on hand and other available sources of funding, including through the issuance and sale of senior unsecured notes (the “Notes”) and the issuance and sale of equity or equity-linked securities, which would reduce the amount of the CBR Term Loan Facility and/or Bridge Loan Facility.

The obligations of the Lenders to provide the financing under the Commitment Letter for the Debt Financing are subject to a number of conditions for acquisition financings, including conditions that do not relate directly to the CBR Agreement, such as a 15 business day marketing period (with customary exclusions for holidays) for the Lead Arrangers to syndicate the CBR Term Loan Facility. The Commitment Letter expires on the earliest of (a) the date that is five business days after the valid termination of the CBR Agreement, (b) the closing of the CBR acquisition (unless the Lenders have failed to fund in breach of their obligations under the Commitment Letter) and (c) October 26, 2015. The CBR Term Loan Facility amortizes in quarterly installments over the term of the CBR Term Loan Facility, is secured by substantially all of our assets and the assets of our subsidiaries and is guaranteed by certain of our subsidiaries.

The Bridge Loan Facility is unsecured, is guaranteed by certain of our subsidiaries and matures one year from the initial date of funding (the “Bridge Loan Maturity Date”). If the Bridge Loans have not been repaid prior to the Bridge Loan Maturity Date, they shall automatically be converted into senior unsecured term loans (“Extended Term Loans”) with a maturity date on the seventh anniversary of the Bridge Loan Maturity Date.

Pursuant to the Commitment Letter and in accordance with the terms of a fee letter entered into among the Joint Lead Arrangers and us, the Joint Lead Arrangers expect to receive certain customary fees, some of which are based on their pro rata participation under the Commitment Letter, from us, including certain fees payable depending on various circumstances and contingencies. In addition, the fee letter gives the Joint Lead Arrangers the right to make certain limited and customary changes to the terms of the facilities to facilitate syndication.

Velo Agreement

On July 22, 2015, we entered into an option agreement with Velo, a privately held life-sciences company, that grants us an option to acquire the rights to an orphan drug candidate, DIF, a polyclonal antibody being developed for the treatment of severe preeclampsia in pregnant women. We will make an upfront payment of $10.0 million to Velo in the third quarter of 2015 for the option to acquire the global rights to the DIF program (the “DIF Rights”) and will fund the consideration with cash on hand. DIF has been granted both orphan drug and fast-track review designations by the FDA for the use in treating severe preeclampsia. Under the option agreement, Velo will complete a dose ranging study and a Phase 2b/3a clinical study. Following the conclusion of the DIF Phase 2b/3a study, we may terminate, or, for additional consideration, exercise or extend, our option to acquire the DIF Rights. If we exercise the option to acquire the DIF Rights, we would be responsible for additional costs in pursuing FDA approval, and would be subject to certain milestone payments and single-digit royalties based on regulatory approval and commercial performance of the product. If we exercise the option, we will be responsible for payments totaling up to $75.0 million (including the upfront payment, payment of the option exercise price and the regulatory milestone payments) and up to an additional $250.0 million in sales milestone payments based on the achievement of annual sales milestones at targets ranging from $100.0 million to $900.0 million. We anticipate that results from the pivotal Phase 2b/3a study could be available as early as 2018.

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

Examples of forward-looking statements contained in this report include, without limitation, statements regarding the following: plans to bring to market therapies that provide clear benefits and improve patients’ lives; the expected timing of our acquisition of CBR; plans to diversify and grow our product portfolio, including our intent to continue to expand and diversify our portfolio through the in license or purchase of additional pharmaceutical products or companies; expectations that results from the Velo pivotal Phase 2b/3a study could be available as early as 2018; beliefs that AMAG is a high-growth specialty pharmaceutical company; our plans to continue to expand the impact of our product portfolio by delivering on our aggressive growth strategy; expectations and plans as to regulatory and commercial developments and activities, including the pursuit, if any, of a broader indication for Feraheme, commercialization efforts, if any, for Feraheme outside of the U.S., requirements and initiatives for clinical trials and studies, post-approval commitments for our products and the lifecycle management program for Makena; expectations regarding our response to the FDA on the complete response letter for approval of the single-dose preservative-free vial of Makena and our expectations of the timing of the related commercial launch; expectations as to what impact recent regulatory developments will have on our business and competition, including recent changes to the Feraheme product information and label; the market opportunities for each of our products; plans regarding our sales and marketing initiatives, including our contracting and discounting strategy and efforts to increase patient compliance and access; our expectation of costs to be incurred in connection with and revenue sources to fund our future operations; our expectations regarding the contribution of Makena and Feraheme sales and, once consummated, CBR revenues, to the funding of our on-going operations; the potential significance of costs in integrating CBR into our current business; expectations regarding the manufacture of all drug substance and drug products at our third-party manufacturers; our expectations regarding customer returns and other revenue-related reserves and accruals; estimates regarding our net operating loss carryforwards, effective tax rate and other tax attributes; the impact of accounting pronouncements; the effect of product price increases; expected increases in research and development expenses; expectations regarding our financial results, including revenues, cost of product sales, selling, general and administrative expenses, restructuring costs, amortization and other income (expense); our investing activities; expectations regarding our cash, cash equivalents and investments balances and capital needs; estimates and beliefs related to our debt, including our Convertible Notes and the Term Loan Facility; the impact of volume-based and other rebates and incentives; the valuation of certain intangible assets, goodwill, contingent consideration, debt and other assets and liabilities, including our methodology and assumptions regarding fair value measurements; our expectations regarding competitive pressures and the impact on growth on our product sales; our plans regarding manufacturing; the timing of our planned research and development projects; the manner in which we intend or are required to settle the conversion of our Convertible Notes; and our expectations for our cash, revenue, cash equivalents and investments balances and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of the factors discussed in Part II, Item 1A below under “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A in our Annual Report. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the U.S. Securities and Exchange

Commission to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Product Portfolio Overview

Current Offerings

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a high-growth specialty pharmaceutical company that uses our business and clinical expertise to bring medical therapies and other innovations to market that provide clear benefits and improve people’s lives. We have a diverse portfolio of products with a focus on maternal health, anemia management and cancer supportive care, including Makena® (hydroxyprogesterone caproate injection), Feraheme® (ferumoxytol) Injection for Intravenous (“IV”) use and MuGard® Mucoadhesive Oral Wound Rinse. We intend to continue to expand the impact of these and future products for patients by delivering on our aggressive growth strategy, which includes organic growth, as well as the pursuit of products and companies that align with our existing therapeutic areas or those that could benefit from our proven core competencies. Currently, our two primary sources of revenue are from sales of Makena and Feraheme.

On November 12, 2014, we completed our acquisition of Lumara Health at which time Lumara Health became our wholly-owned subsidiary. Under the terms of the acquisition agreement (the “Lumara Agreement”), we purchased 100% of the equity ownership of Lumara Health, excluding the assets and liabilities of the Women’s Health Division and certain other assets and liabilities, which were divested by Lumara Health prior to closing, for $600.0 million in cash (before taking into account certain adjustments related to Lumara Health’s financial position at the time of closing, including adjustments related to net working capital, net debt and transaction expenses) and issued approximately 3.2 million shares of our common stock, par value $0.01 per share, having a value of approximately $112.0 million at the time of closing, to the holders of common stock of Lumara Health. The Lumara Agreement provides for future contingent payments of up to $350.0 million in cash (or upon mutual agreement between us and the former Lumara Health security holders, future contingent payments may also be made in common stock or some combination thereof) payable by us to the former Lumara Health security holders based upon the achievement of certain sales milestones through calendar year 2019. By virtue of the acquisition of Lumara Health, we acquired an existing commercial product, Makena, a progestin indicated to reduce the risk of preterm birth in women with a singleton pregnancy who have a history of singleton spontaneous preterm birth. Makena was approved by the U.S. Food and Drug Administration (“FDA”) in February 2011 and was granted orphan drug exclusivity through February 3, 2018. We sell Makena to specialty pharmacies and distributors, who, in turn, sell Makena to healthcare providers, hospitals, government agencies and integrated delivery systems. Additional details regarding the Lumara Agreement can be found in Note C, “Business Combinations,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Feraheme was approved for marketing in the U.S. in June 2009 by the FDA for use as an IV iron replacement therapy for the treatment of iron deficiency anemia (“IDA”) in adult patients with chronic kidney disease (“CKD”). We began selling Feraheme in the U.S. in July 2009 through our commercial organization, including a specialty sales force. We sell Feraheme to authorized wholesalers and specialty distributors, who, in turn, sell Feraheme to healthcare providers who administer Feraheme primarily within hospitals, hematology and oncology centers, and nephrology clinics.

In June 2013, we entered into a license agreement with Abeona Therapeutics, Inc. (“Abeona”) (formerly known as PlasmaTech Biopharmaceuticals, Inc. and Access Pharmaceuticals, Inc.), under which we acquired the U.S. commercial rights to MuGard for the management of oral mucositis (the “MuGard Rights”).

Pending Additions

On June 29, 2015, we entered into a stock purchase agreement (the “CBR Agreement”) with CBR Acquisition Holdings Corp. (“CBR Holdings”), which through its wholly-owned subsidiary, Cbr Systems, Inc., operates Cord Blood Registry® (“CBR”). CBR is a privately held provider of services for the collection, processing, and long-term cryopreservation of umbilical cord blood and cord tissue stem cells for family use. As of June 30, 2015, CBR stores more than 600,000 preserved umbilical cord blood and tissue stem cell units, which represents more than half of all privately stored cord units in the U.S. CBR also partners with leading academic institutions that conduct clinical trials focused on evaluating the use of stem cells for regenerative medicine applications in diseases and conditions that have no cure today, including autism, cerebral palsy and pediatric stroke. The CBR Agreement provides that, upon the terms and subject to the conditions set forth in the CBR Agreement, we will purchase all of the outstanding equity securities of CBR Holdings for an aggregate of $700.0 million in cash consideration, subject to working capital, net debt and transaction expense adjustments as set forth in the CBR Agreement. We expect this acquisition to close in the third quarter of 2015.

We expect the pending acquisition of CBR, once completed, to have a significant impact on our business and results of operations, including revenues, cost of product sales, research and development expenses, selling, general and administrative expenses, and net income (loss), which we are in the process of assessing. Our expectations of income and expenses discussed throughout this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations do not include the impact of the pending CBR acquisition and the resulting CBR revenue.

Makena Regulatory Developments Overview

In October 2014, we filed a prior approval supplement to the original Makena New Drug Application (“NDA”) with the FDA, seeking approval of a single-dose (1 mL) preservative-free vial of Makena. In May 2015, we received a complete response letter from the FDA for the prior approval supplement requesting additional information related to manufacturing procedures for the single-dose vial at our third-party manufacturer, Coldstream Laboratories, Inc. (“Coldstream”). We are currently working with Coldstream to develop the required information requested by the FDA in the complete response letter. We remain committed to commercializing a single-dose vial of Makena and plan to work with the FDA on a timely response. In addition, on July 20, 2015, we filed a prior approval supplement to the original Makena NDA with the FDA, seeking approval of Hospira, Inc., our current manufacturer of the multi-dose vial, to manufacture the single-dose (1 mL) preservative-free vial of Makena. Based on current expectations, we are planning for a commercial launch of the single-dose vial in the fourth quarter of 2015.

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

In December 2014, we entered into an agreement (the “Takeda Termination Agreement”), which terminated our License, Development and Commercialization Agreement with Takeda (as amended, the “Takeda Agreement”). Under the terms of the Takeda Agreement, Takeda had exclusive rights to develop and commercialize Feraheme as a therapeutic agent in certain agreed-upon territories outside of the U.S. Pursuant to the Takeda Termination Agreement, the termination of the Takeda Agreement was effective on a rolling basis, whereby the termination was effective for a particular geographic territory (i.e., countries under the regulatory jurisdictions of Health Canada, the European Medicines Agency and SwissMedic) upon the earlier of effectiveness of the transfer to us or a withdrawal of the marketing authorization for such territory, with the final effective termination date to be on the third such effective date. The marketing authorization for Rienso was withdrawn in the EU and Switzerland in April 2015 and on June 25, 2015, the transfer from Takeda to us of the Feraheme marketing authorization in Canada became effective and marked the final termination date of the Takeda Agreement. As a result, we have recognized all remaining deferred revenues related to Takeda into revenues during the quarter ended June 30, 2015. We continue to assess the commercial opportunity for Feraheme, including partnering opportunities, in Canada.

In December 2012, we submitted a supplemental new drug application (“sNDA”) to the FDA seeking approval for Feraheme for the treatment of IDA in adult patients who had failed or could not use oral iron. In January 2014, we received a complete response letter from the FDA for the sNDA informing us that our sNDA could not be approved in its present form and stating that we have not provided sufficient information to permit labeling of Feraheme for safe and effective use for the proposed broader indication. The FDA indicated that its decision was based on the cumulative ferumoxytol data, including the global Phase 3 IDA program and global post-marketing safety reports for the currently indicated CKD patient population. The FDA suggested, among other things, that we submit additional clinical trial data in the proposed broad IDA patient population with a primary composite safety endpoint of serious hypersensitivity/anaphylaxis, cardiovascular events and death, events that are included in the labels of Feraheme and other IV irons and that have been reported in the post-marketing environment for Feraheme. In June 2014, we met with the FDA to discuss our proposed approach to resolving the points that were raised in the complete response letter. Based on the FDA’s feedback, we submitted a revised proposal that includes the design of a potential clinical trial and a safety endpoint for such trial of Feraheme. We expect to receive feedback from the FDA during 2015 and expect thereafter to be able to assess and determine the path forward, if any, for Feraheme in the broad IDA patient population in the U.S., including the related timing and cost of any clinical trials.

Our Acquisition of CBR

CBR Agreement

On June 29, 2015, we entered into the CBR Agreement, which provides that, upon the terms and subject to the conditions set forth in the CBR Agreement, we will purchase all of the outstanding equity securities of CBR for $700.0 million in cash consideration, subject to working capital, net debt and transaction expense adjustments. CBR is a privately held provider of services for the collection, processing, and long-term cryopreservation of umbilical cord blood and cord tissue stem cells for family use.

The CBR Agreement contains customary representations, warranties and covenants of the parties as well as customary conditions to closing, including, among other things, the representations and warranties of CBR being true and correct at the closing, subject to the terms of the CBR Agreement and the absence of any material adverse changes affecting CBR. In addition, the CBR Agreement provides for limited termination rights, including, among others, by the mutual consent of us and CBR; upon certain breaches of representations, warranties, covenants or agreements; and in the event the acquisition has not been consummated before October 28, 2015.

Commitment Letter

Pursuant to the CBR Agreement, we are obligated to obtain financing to fund a portion of the consideration. Receipt of financing by us is not a condition to our obligation under the CBR Agreement; however, the CBR Agreement does provide that we shall have a 15 business day marketing period after receipt of certain financial information from CBR (with customary exclusions for holidays) to obtain financing to fund a portion of the consideration, and CBR has agreed to use its reasonable best efforts to cooperate with us in our efforts to obtain such financing, including the preparation and delivery of certain audited financial information and assistance in preparing certain pro forma financial information.

Concurrently with the execution and delivery of the CBR Agreement, Jefferies Finance LLC and Barclays Bank PLC (collectively, the “Joint Lead Arrangers”) entered into a commitment letter with us (the “Commitment Letter”) pursuant to which the Joint Lead Arrangers and additional lenders (together, the “Lenders”) will provide (a) a senior secured term loan facility of up to $350.0 million (the “CBR Term Loan Facility”) and (b) senior unsecured increasing rate loans (the “Bridge Loans”) in an aggregate principal amount of up to $450.0 million under a senior unsecured bridge loan facility (the “Bridge Loan Facility” and together with the CBR Term Loan Facility, the “Debt Financing”), in each case, subject to customary conditions set forth in the Commitment Letter. We expect to use the proceeds of the CBR Term Loan Facility and the Bridge Loan Facility to (a) pay a portion of the CBR acquisition consideration, (b) pay various fees and expenses incurred in connection with the CBR acquisition and the Debt Financing, and (c) repay certain or our and CBR’s indebtedness ((a) through (c) collectively referred to as the “Financial Obligations”). We may also fund a portion of the Financial Obligations using cash on hand and other available sources of funding, including through the issuance and sale of senior unsecured notes (the “Notes”) and the issuance and sale of equity or equity-linked securities, which would reduce the amount of the CBR Term Loan Facility and/or Bridge Loan Facility.

The obligations of the Lenders to provide the financing under the Commitment Letter for the Debt Financing are subject to a number of conditions for acquisition financings, including conditions that do not relate directly to the CBR Agreement, such as a 15 business day marketing period (with customary exclusions for holidays) for the Lead Arrangers to syndicate the CBR Term Loan Facility. The Commitment Letter expires on the earliest of (a) the date that is five business days after the valid termination of the CBR Agreement, (b) the closing of the CBR acquisition (unless the Lenders have failed to fund in breach of their obligations under the Commitment Letter) and (c) October 26, 2015. The CBR Term Loan Facility amortizes in quarterly installments over the term of the CBR Term Loan Facility, is secured by substantially all of our assets and the assets of our subsidiaries and is guaranteed by certain of our subsidiaries.

The Bridge Loan Facility is unsecured, is guaranteed by certain of our subsidiaries and matures one year from the initial date of funding (the “Bridge Loan Maturity Date”). If the Bridge Loans have not been repaid prior to the Bridge Loan Maturity Date, they shall automatically be converted into senior unsecured term loans (“Extended Term Loans”) with a maturity date on the seventh anniversary of the Bridge Loan Maturity Date.

Pursuant to the Commitment Letter and in accordance with the terms of a fee letter entered into among the Joint Lead Arrangers and us, the Joint Lead Arrangers expect to receive certain customary fees, some of which are based on their pro rata participation under the Commitment Letter, from us, including certain fees payable depending on various circumstances and contingencies. In addition, the fee letter gives the Joint Lead Arrangers the right to make certain limited and customary changes to the terms of the facilities to facilitate syndication.

Velo Agreement

On July 22, 2015, we entered into an agreement with Velo Bio, LLC (“Velo”), a privately held life-sciences company, that grants us an option to acquire the rights to an orphan drug candidate, digoxin immune fab (“DIF”), a polyclonal antibody being developed for the treatment of severe preeclampsia in pregnant women. We will make an upfront payment of $10.0 million to Velo in the third quarter of 2015 for the option to acquire the global rights to the DIF program (the “DIF Rights”) and will fund the consideration with cash on hand. DIF has been granted both orphan drug and fast-track review designations by the FDA for the use in treating severe preeclampsia. Under the option agreement, Velo will complete a dose ranging study and a Phase 2b/3a clinical study. Following the conclusion of the DIF Phase 2b/3a study, we may terminate, or, for additional consideration, exercise or extend, our option to acquire the DIF Rights. If we exercise the option to acquire the DIF Rights, we would be responsible for additional costs in pursuing FDA approval, and would be subject to certain milestone payments and single-digit royalties based on regulatory approval and commercial performance of the product. If we exercise the option, we will be responsible for payments totaling up to $75.0 million (including the upfront payment, payment of the option exercise price and the regulatory milestone payments) and up to an additional $250.0 million in sales milestone payments based on the achievement of annual sales milestones at targets ranging from $100.0 million to $900.0 million. We anticipate that results from the pivotal Phase 2b/3a study could be available as early as 2018.

Results of Operations — Three Months Ended June 30, 2015 and 2014

Revenues

Total revenues for the three months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
U.S. product sales, net
Makena	$63,574	$—	$63,574	N/A
Feraheme	20,550	22,225	(1,675)	-8%
MuGard	528	259	269	>100%
Total	84,652	22,484	62,168	>100%
License fee, collaboration and other revenues	39,232	2,318	36,914	>100%
Total Revenues	$123,884	$24,802	$99,082	>100%

Net U.S. product sales increased by $62.2 million during the three months ended June 30, 2015 as compared to the same period in 2014 primarily due to the addition of Makena to our product portfolio as a result of the November 2014 acquisition of Lumara Health, partially offset by a $1.7 million decrease in Feraheme net product sales. The decline in Feraheme sales was partially a result of recent changes to the product’s label that included adding a boxed warning and changing the administration from rapid injection to IV infusion. We anticipate that sales of Feraheme will return to growth in the second half of the year due to the expected continued growth in the IV iron market and forecasted future price appreciation. In addition, we anticipate that sales of Makena will increase in the second half of 2015 as compared to the first half of 2015 as we continue to gain market share from compounded product through broader reimbursement of Makena, improved patient compliance and continued educational programs for patients and physicians regarding treatment with Makena.

Total gross U.S. product sales were offset by product sales allowances and accruals for the three months ended June 30, 2015 and 2014 as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Gross U.S. product sales	$136,589	$40,493
Provision for U.S. product sales allowances and accruals:
Contractual adjustments	39,251	17,801
Governmental rebates	12,686	208
Total provision for U.S product sales allowances and accruals	51,937	18,009
U.S. product sales, net	$84,652	$22,484

The $96.1 million increase in gross U.S. product sales was due primarily to the addition of Makena to our product portfolio, which resulted in $96.5 million gross sales in the second quarter of 2015, partially offset by a $0.5 million decrease in our U.S. Feraheme sales in the three months ended June 30, 2015 as compared to the same period in 2014. Of the $0.5 million decrease in U.S. Feraheme sales, $6.5 million was due to decreased units sold, partially offset by $6.0 million due to price increases.

We recognize U.S. product sales net of certain allowances and accruals in our condensed consolidated statement of operations at the time of sale. Our contractual adjustments include provisions for returns, pricing and prompt payment discounts, as well as wholesaler distribution fees, and volume-based and other commercial rebates. Governmental rebates relate to our reimbursement arrangements with state Medicaid programs. The increases in contractual adjustments and governmental rebates primarily reflect the addition of the Makena product to our portfolio.

During the three months ended June 30, 2015, we reduced our Makena related Medicaid and chargeback reserves, which were initially recorded at the time of the Lumara acquisition, by $4.0 million and $1.9 million, respectively. These adjustments were recorded to goodwill during the quarter ended June 30, 2015. We did not materially adjust our product sales allowances and accruals during the three months ended June 30, 2014. We may revise our estimated revenue reserves related to Makena as we continue to obtain additional experience. If we determine in future periods that our actual experience is not indicative of our expectations, if our actual experience changes, or if other factors affect our estimates, we may be required to adjust our allowances and accruals estimates, which would affect our net product sales in the period of the adjustment and could be significant.

For further details related to our revenue recognition and related sales allowances policy, please refer to our critical accounting policies included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on our Annual Report for the year ended December 31, 2014 and Note B to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Healthcare Reform Legislation

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Act”) was enacted in the U.S. in March 2010 and includes certain cost containment measures including an increase to the minimum rebates for products covered by Medicaid programs and the extension of such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as the expansion of the 340B Drug Discount Program under the Public Health Service Act. This legislation contains provisions that can affect the operational results of companies in the pharmaceutical industry and healthcare related industries, including us, by imposing additional costs on such companies. The impact of this healthcare reform legislation has not had a material impact on our financial statements or results of operations.

Presently, we have not identified any provisions of the recent healthcare reform legislation that could materially impact our business in 2015 and beyond, but we continue to monitor ongoing legislative developments and we are assessing what impact such healthcare reform legislation will have on our business going forward, including following the consummation of our acquisition of CBR.

License Fee, Collaboration and Other Revenues

License fee, collaboration and other revenues include deferred license fee revenues from Takeda, Feraheme product sales to Takeda and royalties from Takeda. The $36.9 million increase in license fee, collaboration and other revenues in the three months ended June 30, 2015 as compared to the same period in 2014 was primarily due to $33.6 million of deferred license fee revenues recognized in the second quarter of 2015 as the result of the effective termination of the Takeda Agreement on June 25, 2015, which resulted in the recognition of all remaining Takeda related deferred revenues. In addition, we recognized $5.2 million of additional revenues in the three months ended June 30, 2015 related to payments made by Takeda upon the final termination date as required under the terms of the Takeda Termination Agreement.

We expect our quarterly license fee, collaboration and other revenues will be immaterial for the remainder of 2015 due to the effective termination of the Takeda Agreement and the full recognition of the remaining deferred revenue balance, as discussed above.

Costs and Expenses

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Cost of Product Sales	$19,679	$2,743	$16,936	>100%
Percentage of U.S. Net Product Sales	23%	12%

Our cost of product sales are primarily comprised of manufacturing costs, costs of managing our contract manufacturers, and costs for quality assurance and quality control associated with our U.S. product sales and the amortization of product related intangible assets and inventory step-up related to the November 2014 acquisition of Lumara Health. The $16.9 million increase in our cost of product sales for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to $13.2 million of amortization expense recognized during the second quarter of 2015 related to the Makena intangible asset. In addition, the increase reflects $3.0 million recognized during the second quarter of 2015 for the step-up adjustment to the Makena inventory we acquired in November 2014.

We expect our cost of product sales as a percentage of net product sales, excluding any impact from the amortization of the Makena and MuGard Rights intangible assets and the amortization of inventory step-up of Makena inventory, to remain relatively consistent for the remaining quarters of 2015 as compared to the first half of 2015.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
External Research and Development Expenses
Feraheme-related costs	$1,604	$1,788	$(184)	-10%
Makena-related costs	3,244	—	3,244	N/A
Other external costs	160	345	(185)	-54%
Total	5,008	2,133	2,875	>100%
Internal Research and Development Expenses	3,176	2,407	769	32%
Total Research and Development Expenses	$8,184	$4,540	$3,644	80%

Total research and development expenses incurred in the three months ended June 30, 2015 increased by $3.6 million, or 80%, as compared to the same period in 2014. The increase was primarily due to new costs related to Makena clinical trials and related development costs in the second quarter of 2015.

We expect research and development expenses to increase slightly for the second half of 2015 due to the timing of expenses for our current clinical trials related to Makena’s lifecycle management program and post approval commitments and expenses related to our clinical trial to determine the safety and efficacy of repeat doses of Feraheme for the treatment of IDA in patients with hemodialysis dependent CKD. In addition, research and development expenses could increase further depending on the outcome of discussions with the FDA on the regulatory path forward for Feraheme in the broad IDA indication and any resulting clinical trials or development efforts that we may undertake.

Research and Development Activities

We track our external costs on a major project basis, in most cases through the later of the completion of the last trial in the project or the last submission of a regulatory filing to the FDA or applicable foreign regulatory body. We do not track our internal costs by project since our research and development personnel work on a number of projects concurrently and much of our fixed costs benefit multiple projects or our operations in general. The following major research and development projects were ongoing as of June 30, 2015:

•                  Feraheme to treat IDA in CKD patients: This project currently includes the following (a) a completed clinical study evaluating Feraheme treatment as compared to treatment to another IV iron to support the 2010 marketing authorization application (“MAA”) submission; (b) a pediatric study that is being conducted as part of our post-approval Pediatric Research Equity Act requirement to support pediatric CKD labeling of Feraheme; and (c) an ongoing multi-center clinical trial to determine the safety and efficacy of repeat doses of Feraheme for the treatment of IDA in patients with hemodialysis dependent CKD, including a treatment arm with iron sucrose using a magnetic resonance imaging sub-analysis to evaluate the potential for iron to accumulate in the body following repeated IV iron administration.

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

Through June 30, 2015, we have incurred aggregate external research and development expenses of approximately $39.3 million related to our current program for the development of Feraheme to treat IDA in CKD patients, described above. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $5.0 million to $10.0 million over the next several years, not including any potential costs related to any clinical trials or development efforts that we may undertake as an outcome of discussions with the FDA on the regulatory path forward for Feraheme in the broad indication. This represents a decrease in the range from our expected range at March 31, 2015 due to the reduction of estimated costs associated with our pediatric studies for Feraheme to treat IDA in CKD patients. In recent years, we have been unable to enroll sufficient patients in these studies. We are working with the FDA to determine whether these studies can be modified or canceled in light of the difficulty enrolling pediatric patients. We will continue to assess the potential future costs of these study and modify our expected ranges as needed.

From November 12, 2014 (the date of the Lumara Health acquisition) through June 30, 2015, we have incurred aggregate external research and development expenses of approximately $3.3 million related to our current program for Makena, described above. We currently estimate that the total remaining external costs associated with this development project will be in the range of approximately $19.0 million to $29.0 million over the next several years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Compensation, payroll taxes and benefits	$13,736	$6,921	$6,815	98%
Professional, consulting and other outside services	15,628	7,086	8,617	122%
Fair value of contingent consideration liability	(960)	388	(1,348)	<(100)%
Equity-based compensation expense	3,397	1,889	1,508	80%
Total	$31,801	$16,284	$15,592	96%

Total selling, general and administrative expenses incurred in the three months ended June 30, 2015 increased by $15.6 million, or 96%, as compared to the same period in 2014 primarily as the result of the November 2014 Lumara Health acquisition, including additional employee-related expenses primarily related to the addition of the Makena sales force, an adjustment to the Makena contingent consideration expense, and higher sales and marketing costs to support the Makena product, as well as severance related costs incurred in the second quarter of 2015 related to the departure of two executive officers, partially offset by an adjustment in the fair value of MuGard contingent consideration expense resulting from a revision to the estimated amounts and timing of cash flows related to the royalties we expect to pay to Abeona.

We expect that total selling, general and administrative expenses will increase slightly for the second half of 2015 as compared to the three months ended June 30, 2015 as a result of the increased headcount following the November 2014 acquisition of Lumara Health and costs associated with Makena related commercial activities.

Acquisition-related Costs

Acquisition-related costs incurred in the three months ended June 30, 2015 included costs for consulting, business development and legal expenses primarily related to pre-acquisition activities in connection with our planned acquisition of CBR.

Restructuring Expense

In connection with the November 2014 Lumara Health acquisition, we initiated a restructuring program, which included severance benefits related to former Lumara Health employees. As a result of the restructuring, we recorded charges of approximately $0.4 million in the three months ended June 30, 2015. We expect to pay substantially all of the restructuring costs during 2015.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2015 decreased by $7.0 million as compared to the same period in 2014 primarily as the result of the recognition of an additional $7.2 million in interest expense in the second quarter of 2015, which was comprised of the amortization of debt discount, contractual interest expense and amortization of debt issuance costs in connection with the February 2014 issuance of the $200.0 million of 2.5% convertible senior notes due February 15, 2019 (the “Convertible Notes”) and a $340.0 million term loan we entered into in November 2014 to partially finance the Lumara Health acquisition (the “Term Loan Facility”).

We expect our net other (income) expense to remain relatively consistent for the remaining quarters of 2015 as compared to the three months ended June 30, 2015.

Income Tax Expense

The following table summarizes our effective tax rate and income tax expense for the three months ended June 30, 2015 and 2014 (in thousands except for percentages):

	Three Months Ended June 30,
	2015	2014
Effective tax rate	35%	0%
Income tax expense	$18,035	$—

For the three months ended June 30, 2015, we recognized income tax expense of $18.0 million, representing an effective tax rate of 35%. The effective tax rate remained relatively the same as the statutory federal tax rate, however, included the impact of state income taxes offset by the impact of a valuation allowance release related to certain deferred tax assets. We did not recognize any income tax benefit or expense for the three months ended June 30, 2014, as we were subject to a full valuation allowance due to our net operating loss position at the time.

We expect our full year 2015 effective tax rate to be 36%. This rate does not consider the impact of a potential renewal of the federal research and development tax credit.

Net Income (Loss)

For the reasons stated above, we have earned net income of $33.3 million, or $1.09 per basic share and $0.82 per diluted share, for the three months ended June 30, 2015 as compared to a net loss of $1.5 million, or $0.07 per basic and diluted share for the three months ended June 30, 2014.

Results of Operations - Six Months Ended June 30, 2015 and 2014

Revenues

Total revenues for the six months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
U.S. product sales, net
Makena	$119,103	$—	$119,103	N/A
Feraheme	42,008	39,600	2,408	6%
MuGard	956	407	549	>100%
Total	162,067	40,007	122,060	>100%
License fee, collaboration and other revenues	51,322	5,630	45,692	>100%
Total Revenues	$213,389	$45,637	$167,752	>100%

Net U.S. product sales increased by $122.1 million during the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to the addition of Makena to our product portfolio as a result of the November 2014 acquisition of Lumara Health as well as a $2.4 million increase in Feraheme net product sales.

Total gross U.S. product sales were offset by product sales allowances and accruals for the six months ended June 30, 2015 and 2014 as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Gross U.S. product sales	$262,106	$72,154
Provision for U.S. product sales allowances and accruals:
Contractual adjustments	74,385	31,774
Governmental rebates	25,654	373
Total provision for U.S product sales allowances and accruals	100,039	32,147
U.S. product sales, net	$162,067	$40,007

The $190.0 million increase in gross U.S. product sales was due primarily to the addition of Makena to our product portfolio, which resulted in $182.5 million gross sales in the first half of 2015, and a $7.0 million increase in our gross U.S. Feraheme sales in the six months ended June 30, 2015 as compared to the same period in 2014. Of the $7.0 million increase in gross U.S. Feraheme sales, $10.5 million was due to price increases, partially offset by $3.5 million due to decreased units sold.

During the six months ended June 30, 2015, we reduced our Makena related Medicaid and chargeback reserves, which were initially recorded at the time of the Lumara Health acquisition, by $4.0 million and $1.9 million, respectively. These adjustments were recorded to goodwill during the quarter ended June 30, 2015. We did not materially adjust our product sales allowances and accruals during the six months ended June 30, 2014.

License Fee, Collaboration and Other Revenues

The $45.7 million increase in license fee, collaboration and other revenues in the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to $44.4 million of additional deferred license fee revenues recognized in the first half of 2015 as a result of the effective termination of the Takeda Agreement. In addition, we recognized $5.2 million of additional revenues in the three months ended June 30, 2015 related to payments made by Takeda upon the final termination date as required under the terms of the Takeda Termination Agreement.

Costs and Expenses

Cost of Product Sales

Cost of product sales for the six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Cost of Product Sales	$40,705	$5,580	$35,125	>100%
Percentage of U.S. Net Product Sales	25%	14%

The $35.1 million increase in our cost of product sales for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to $24.6 million of amortization expense recognized during the first half of 2015 related to the Makena intangible asset. In addition, the increase reflects $9.2 million recognized during the first half of 2015 for the step-up adjustment to the Makena inventory we acquired in November 2014, including $5.9 million related to product sales and $3.3 million related to inventory reserves.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
External Research and Development Expenses
Feraheme-related costs	$3,656	$5,192	$(1,536)	-30%
Makena-related costs	4,762	—	4,762	N/A
Other external costs	508	533	(25)	-5%
Total	8,926	5,725	3,201	56%
Internal Research and Development Expenses	6,246	5,313	933	18%
Total Research and Development Expenses	$15,172	$11,038	$4,134	37%

Total research and development expenses incurred in the six months ended June 30, 2015 increased by $4.1 million, or 37%, as compared to the same period in 2014. The increase was primarily due to new costs related to Makena clinical trials and related development costs in the first half of 2015, partially offset by a decrease in Feraheme clinical trial costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Compensation, payroll taxes and benefits	$26,953	$13,663	$13,290	97%
Professional, consulting and other outside services	29,775	15,592	14,258	91%
Fair value of contingent consideration liability	1,639	1,178	461	39%
Equity-based compensation expense	5,546	3,342	2,204	66%
Total	$63,913	$33,775	$30,213	89%

Total selling, general and administrative expenses incurred in the six months ended June 30, 2015 increased by $30.2 million, or 89%, as compared to the same period in 2014 primarily as the result of the November 2014 Lumara Health acquisition, including additional employee-related expenses primarily related to the addition of the Makena sales force, an adjustment to the Makena contingent consideration expense, and higher sales and marketing costs to support the Makena product, as well as severance related costs incurred in the second quarter of 2015 related to the departure of two executive officers, partially offset by an adjustment in the fair value of MuGard contingent consideration expense resulting from a revision to the estimated amounts and timing of cash flows related to the royalties we expect to pay to Abeona.

Acquisition-related Costs

Acquisition-related costs incurred in the six months ended June 30, 2015 included costs for consulting, business development and legal expenses primarily related to pre-acquisition activities in connection with our planned acquisition of CBR.

Restructuring Expense

In connection with the November 2014 Lumara Health acquisition, we initiated a restructuring program, which included severance benefits related to former Lumara Health employees. As a result of the restructuring, we recorded charges of approximately $1.0 million in the six months ended June 30, 2015.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2015 decreased by $16.2 million as compared to the same period in 2014 primarily as the result of the recognition of an additional $16.0 million in interest expense in the first half of 2015, which was comprised of the amortization of debt discount, contractual interest expense and amortization of debt issuance costs in connection with the February 2014 issuance of the $200.0 million Convertible Notes and the Term Loan Facility.

Income Tax Expense

The following table summarizes our effective tax rate and income tax expense for the six months ended June 30, 2015 and 2014 (in thousands except for percentages):

	Six Months Ended June 30,
	2015	2014
Effective tax rate	34%	0%
Income tax expense	$23,643	$—

For the six months ended June 30, 2015, we recognized income tax expense of $23.6 million, representing an effective tax rate of 34%. The difference between the expected statutory federal tax rate of 35% and the 34% effective tax rate was attributable to the impact of state income taxes offset by the impact of a valuation allowance release related to certain deferred tax assets. We did not recognize any income tax benefit or expense for the six months ended June 30, 2014 as we were subject to a full valuation allowance due to our net operating loss position at the time.

Net Income (Loss)

For the reasons stated above, we have earned net income of $46.2 million, or $1.60 per basic share and $1.23 per diluted share, for the six months ended June 30, 2015 as compared to a net loss of $8.6 million, or $0.40 per basic and diluted share for the six months ended June 30, 2014.

Liquidity and Capital Resources

General

We currently finance our operations primarily from the sale of our products and cash generated from our investing and financing activities. We expect revenues from CBR will contribute to the financing of our operations following the consummation of our acquisition of CBR. We expect to continue to incur significant expenses as we continue to market, sell and contract for the manufacture of Makena and Feraheme and as we market and sell MuGard, as we pursue a lifecycle management program for Makena and as and if we further develop and seek regulatory approval for Feraheme for the treatment of IDA in a broad range of patients in the U.S. We also expect to incur significant expenses as we integrate and operate the CBR business following the closing of the transaction.

Cash, cash equivalents, investments and certain financial obligations as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014	$ Change	% Change
Cash and cash equivalents	$89,884	$119,296	$(29,412)	-25%
Investments	308,524	24,890	283,634	>100%
Total	$398,408	$144,186	$254,222	>100%

Outstanding principal on Convertible Notes	$200,000	$200,000	$—	0%
Outstanding principal on Term Loan Facility	323,000	340,000	(17,000)	-5%
	$523,000	$540,000	$(17,000)	-3%

The $254.2 million increase in cash, cash equivalents and investments as of June 30, 2015, as compared to December 31, 2014, was primarily due to net proceeds of $188.9 million received in the first quarter of 2015 following the sale of approximately 4.6 million shares of our common stock in an underwritten public offering and cash flow from product sales, partially offset by expenditures to fund our operations.

Business Developments

In November 2014, we completed our acquisition of Lumara Health for approximately $600.0 million in upfront cash consideration (before taking into account certain adjustments related to Lumara Health’s financial position at the time of closing, including adjustments related to net working capital, net debt and transaction expenses as set forth in the Lumara Agreement) and issued approximately 3.2 million shares of our common stock having a fair value of approximately $112.0 million at the time of closing. The Lumara Agreement includes future contingent payments of up to $350.0 million in cash (or upon mutual agreement between us and the former Lumara Health security holders, future contingent payments may also be made in common stock or some combination thereof) payable by us to the former Lumara Health security holders based upon the achievement of certain sales milestones through calendar year 2019. See Note C, “Business Combinations,” to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31 2014 for additional information.

As discussed above, under the caption “Our Acquisition of CBR,” on June 29, 2015, we entered into the CBR Agreement under which we will purchase all of the outstanding equity securities of CBR Holdings for an aggregate of $700.0 million in cash consideration, subject to working capital, net debt and transaction expense adjustments as set forth in the CBR Agreement. We expect this acquisition to close in the third quarter of 2015. Concurrently with the execution and delivery of the CBR Agreement, the Joint Lead Arrangers entered into the Commitment Letter pursuant to which the Lenders will provide (a) the CBR Term Loan Facility, which provides for up to $350.0 million in a secured term loan and (b) up to $450.0 million in the Bridge Loans, in each case, subject to customary conditions set forth in the Commitment Letter. We expect to use the proceeds of the CBR Term Loan Facility and the Bridge Loan Facility to (a) pay a portion of the CBR acquisition consideration, (b) pay various fees and expenses incurred in connection with the CBR acquisition and the Debt Financing, and (c) repay certain of our and CBR’s indebtedness. We may also fund a portion of the Financial Obligations using cash on hand and other available sources of funding, including through the issuance and sale of the Notes and the issuance and sale of equity or equity-linked securities, which would reduce the amount of the CBR Term Loan Facility and/or Bridge Loan Facility. We have paid and will continue to pay substantial costs and expenses associated with the transaction and many of these costs and expenses will be payable whether or not the transaction is consummated.

Borrowings and Other Liabilities

In November 2014, we financed the $600.0 million cash portion of the Lumara Health acquisition through $327.5 million of net proceeds from borrowings under the $340.0 million Term Loan Facility, as discussed in more detail in Note Q, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and $272.5 million of existing cash on hand. The Term Loan Facility imposes restrictive covenants on us, including a requirement that we reduce our leverage over time, and obligates us to make certain payments of principal and interest over time. In addition, the Term Loan Facility includes an annual mandatory prepayment of the debt in an amount equal to 75% of our excess cash flow (as defined in the Term Loan Facility) as measured on an annual basis, beginning with the fiscal year ending December 31, 2015. Our estimated excess cash flow, as calculated at June 30, 2015, for the period ending December 31, 2015, was $90.2 million, which was reclassified from long-term to current as of June 30, 2015 as it would be paid in April 2016.

In addition, on February 14, 2014, we issued $200.0 million aggregate principal amount of Convertible Notes, as discussed in more detail in Note Q, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year. The Convertible Notes will mature on February 15, 2019, unless repurchased or converted earlier. The Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the Term Loan Facility), at a conversion rate of approximately 36.9079 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to a conversion price of approximately $27.09 per share of our common stock. The conversion rate is subject to adjustment from time to time. Based on the last reported sale price of our common stock during the last 30 trading days of the calendar quarter ended June 30, 2015, the Convertible Notes are convertible for the calendar quarter ending June 30, 2015.

We expect that our cash, cash equivalents and investments balances, in the aggregate, may decrease due to the payment of the CBR purchase price and transaction-related expenses, partially offset by increased net product sales during 2015 and proceeds from any debt or equity offerings. Our expectation assumes our continued investment in the development and commercialization of our products. We believe that our cash, cash equivalents and investments as of June 30, 2015, and the cash we currently expect to receive from sales of our products (and following the consummation of the acquisition of CBR, CBR revenue), earnings on our investments, will be sufficient to service our debt and satisfy our cash flow needs for the foreseeable future.

Cash flows from operating activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $71.7 million as compared to net cash used in operating activities of $10.2 million for the same period in 2014. The increase in cash provided by (used in) operating activities is primarily due to increased product sales from the addition of Makena to our product portfolio. We expect to generate cash from operations as we continue to grow our business, partially offset by increased expenditures to support our growth.

Cash flows from investing activities

Net cash used in investing activities in the six months ended June 30, 2015 was $284.7 million as compared to net cash provided by investing activities in the six months ended June 30, 2014 of $4.2 million. Cash used in investing activities increased during the six months ended June 30, 2015 primarily due to a $291.1 million increase in cash used to purchase investments and a $6.5 million decrease in net proceeds from sales or maturities of investments.

Cash flows from financing activities

In March 2015, we closed an underwritten public offering of our approximately 4.6 million shares of our common stock at the public offering price of $44.00 per share. We received total gross proceeds in the offering of approximately $201.2 million, before deducting underwriting discounts, commissions and estimated expenses.

Net cash provided by financing activities in the six months ended June 30, 2015 and 2014 was $183.6 million and $181.1 million, respectively. Cash provided by financing activities during the six months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to the $188.9 million in net proceeds from the issuance of common stock from our March 2015 public offering and $11.6 million in proceeds from the exercise of stock options, partially offset by principal payments on our long-term debt in the first half of 2015. Cash provided by financing activities during the six months ended June 30, 2014 was primarily attributable to $179.1 million in net proceeds received from the issuance of the Convertible Notes in February 2014. See the discussion above under the heading “Business Developments” for financing activities we expect to undertake in the second half of 2015.

Contingent Consideration

In connection with certain of our acquisitions, we agreed to make contingent cash payments to the former shareholders of the acquired companies. In accordance with accounting for business combinations guidance, these contingent cash payments are recorded as contingent consideration liabilities on our condensed consolidated balance sheets at fair value. The aggregate, undiscounted amount of contingent consideration potentially payable for all contingent consideration arrangements ranges from zero to approximately $368.0 million.

As of June 30, 2015, the contingent consideration related to the Lumara Health acquisition and the MuGard Rights are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements, and represent 100% of the total liabilities measured at fair value. See Note E., “Fair Value Measurements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Commitments

During the six months ended June 30, 2015, we entered into an amendment of our lease agreement with BP Bay Colony LLC for additional space for use as our principal executive offices in Waltham, Massachusetts and to extend the term of our original lease from November 30, 2018 to November 30, 2019, with one five-year extension term at our option. The incremental impact of the amended lease is approximately $0.2 million per year.

On June 29, 2015, we entered the CBR Agreement to purchase all of the outstanding equity securities of CBR Holdings for an aggregate of $700.0 million in cash consideration, subject to working capital, net debt and transaction expense adjustments as set forth in the CBR Agreement. We expect this acquisition to close in the third quarter of 2015. Additional details regarding the stock purchase agreement with CBR Holdings can be found in Note T, “Subsequent Events” included in this Quarterly Report on Form 10-Q.

Concurrently with the execution and delivery of the CBR Agreement, the Joint Lead Arrangers entered into a the Commitment Letter pursuant to which the Lenders will provide (a) a senior secured term loan facility of up to $350.0 million and (b) senior unsecured increasing rate loans in an aggregate principal amount of up to $450.0 million under a senior unsecured bridge loan facility, in each case, subject to customary conditions set forth in the Commitment Letter. Additional details regarding the Commitment Letter can be found in Note T, “Subsequent Events” included in this Quarterly Report on Form 10-Q.

On July 22, 2015, we entered into an option agreement with Velo, a privately held life-sciences company, that grants us an option to acquire the rights to an orphan drug candidate, DIF, a polyclonal antibody being developed for the treatment of severe preeclampsia in pregnant women. We will make an upfront payment of $10.0 million in the third quarter of 2015 to Velo for the option to acquire the global rights to the DIF program (the “DIF Rights”) and will fund the consideration with cash on hand. If we exercise the option to acquire the DIF Rights, we would be responsible for payments totaling up to $75.0 million (including the upfront payment, payment of the option exercise price and the regulatory milestone payments) and up to an additional $250.0 million in sales milestone payments based on the achievement of annual sales milestones at targets ranging from $100.0 million to $900.0 million. We anticipate that results from the pivotal Phase 2b/3a study could be available as early as 2018. Additional details regarding the option agreement with Velo can be found in Note T, “Subsequent Events” included in this Quarterly Report on Form 10-Q.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Impact of Recently Issued and Proposed Accounting Pronouncements

See Note S, “Recently Issued and Proposed Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note N, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our legal proceedings, including how we accrue liabilities for legal contingencies.

Item 1A. Risk Factors

With the exception of the risk factors below, there have been no material changes from the Risk Factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

We have undertaken efforts to expand our product portfolio with our pending acquisition of CBR. If we do not realize the expected benefits, including synergies, from the pending CBR acquisition, if consummated, our business and results of operations will suffer.

On June 29, 2015, we entered into a stock purchase agreement with CBR Holdco, LLC (“CBR Seller”) and CBR Acquisition Holdings Corp. (“CBR”), which, through its wholly-owned subsidiary CBR Systems, Inc., operates Cord Blood Registry, a provider of services for the collection, processing, and long-term cryopreservation of umbilical cord blood and cord tissue stem cell units for family use (the “CBR Services”), to purchase CBR for an aggregate of $700.0 million in cash consideration, subject to working capital, net debt and transaction expense adjustments as set forth in the stock purchase agreement (the “CBR Agreement”).

Upon consummation of our acquisition of CBR, our business will be significantly larger and more complex than we are today. If the acquisition is consummated, our future success will significantly depend upon our ability to manage our expanded enterprise, including multiple locations, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. In order to support this expanded enterprise, we will need to achieve revenues from the CBR business and synergies consistent with our business expectations, which may prove more difficult than currently expected. For example, with the announcement of the acquisition of CBR, we indicated that we believe we could achieve annual synergies of approximately $15.0 million. Any failure to achieve this level of synergies could affect our profitability, our ability to service the debt that we are taking on to partially fund this acquisition, and our ability to meet the financial covenants under the credit agreement with the lenders.

Further, we have no experience with providing the CBR Services and will be dependent upon the contributions of the CBR commercial organization and sales force and CBR’s relationships to drive CBR revenues, and we may be unable to retain and motivate the commercial sales force or successfully maintain CBR’s current relationships following the closing of the transaction.

The consummation of the CBR acquisition is subject to a number of closing conditions, some of which are out of our control. Further, if the acquisition is consummated, our post-closing recourse is limited.

Completion of the CBR acquisition is subject to certain conditions contained in the CBR Agreement, some of which are beyond our control, and we can make no assurances that the transaction will close in a timely manner or at all. Such conditions include, among other things, the representations and warranties of CBR and the CBR Seller being true and correct at the closing subject to the terms of the CBR Agreement and the absence of any material adverse changes affecting CBR or the CBR Seller. In the event that the acquisition is not consummated, we will have spent considerable time and resources and incurred substantial costs, such as legal, accounting and advisory fees, which must be paid even if the acquisition is not completed. If the acquisition is not consummated, our reputation in our industry and in the investment community could be damaged and, as a result, the market price of our common stock could decline.

The CBR Seller’s obligation to indemnify us is limited to breaches of specified representations and warranties and covenants included in the CBR Agreement, certain pre-closing tax liabilities, and certain claims related to the reimbursements of engagement and retainer fees, and we have agreed to indemnify the CBR Seller for certain matters, including breaches of specified representations and warranties and covenants included in the CBR Agreement. The maximum liability of each of the CBR Seller and us for indemnification claims is capped at $20.0 million. If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from the CBR Seller, which could have a materially adverse impact on our business and results of operations.

We do not have a sufficient amount of cash on hand to consummate the acquisition of CBR and if the transaction is consummated, we will incur a substantial amount of debt to finance the consideration and certain other amounts to be paid in connection with the acquisition, which could adversely affect our business.

A portion of the consideration to be paid to the CBR Seller will be provided by debt financing, for which we have received a binding commitment (the “Commitment Letter”) from Jefferies Finance LLC and Barclays Bank PLC (the “Joint Lead Arrangers”) pursuant to which the Joint Lead Arrangers and additional lenders will provide (i) a senior secured term loan facility (the “CBR Term Loan Facility”) of up to $350.0 million and (ii) senior unsecured increasing rate loans in an aggregate principal amount of up to $450.0 million under a senior unsecured bridge loan facility.

We have certain obligations under the Commitment Letter to assist the Joint Lead Arrangers in syndicating the CBR Term Loan Facility to other institutions and lenders, and the commitment of the Joint Lead Arrangers is also subject to a number of closing conditions. Also, the terms of the Commitment Letter provide for certain flexibility to change the terms under which the Joint Lead Arrangers will provide the debt financing based on the market conditions encountered during the period for marketing the debt to other lenders. The need to utilize some or all of the flexibility could result in less favorable financing terms for us and increase the cost of the capital required to fund the acquisition of CBR resulting in an adverse impact on our financial condition, our results of operations and our ability to service the debt in the future if our projections for CBR are not achieved. Further, we may also fund a portion of the consideration using cash on hand and other available sources of funding, including through the issuance and sale of senior unsecured notes and the issuance and sale of equity or equity-linked securities, which would have a dilutive impact on our stockholders.

The substantial amount of debt we will incur if and when the transaction is consummated could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness or resulting in a downgrade or other adverse action with respect to our credit rating. Although our management believes that we will have access to cash sufficient to meet our business objectives and capital needs, the lessened availability of cash and cash equivalents for a period of time following the consummation of the acquisition could constrain our ability to grow our business. Our more leveraged financial position following the acquisition could also make us vulnerable to general economic downturns and industry conditions, and place us at a competitive disadvantage relative to our competitors who have more cash at their disposal. In the event that we do not have adequate capital to maintain or develop our business, additional capital may not be available to us on a timely basis, on favorable terms, or at all, which could have a material and negative impact on our business and results of operations.

CBR is subject to data security and privacy obligations. If the acquisition of CBR is consummated, our existing data security and privacy obligations may expand and the failure to comply with these obligations could adversely affect our financial condition and operating results.

CBR is subject to data security and privacy obligations. Through April 29, 2033, CBR is required to comply with a Federal Trade Commission (“FTC”) Order (the “FTC Order”). The FTC Order requires CBR, among other things, to implement and maintain a comprehensive information security program and conduct a biennial assessment of its information security program. CBR is also required not to make any misrepresentations regarding its information security program. The costs of compliance with, and other burdens imposed by, these obligations are substantial and, if our acquisition of CBR is completed, may impede the performance and our ability to develop the CBR Services, or lead to significant fines, penalties or liabilities for noncompliance. Any of our plans to integrate CBR into our operations may also be limited by the FTC Order. Full integration of CBR’s information technology systems into our systems, for example, may result in a requirement that we also comply with the FTC Order. These limitations on our efforts to integrate CBR may impede our ability to operate and deploy our systems in the most efficient and cost effective manner.

The CBR Services involve the collection, processing, storage and disposal of health-related and other personal information. CBR may be subject to a number of federal, state and foreign laws and regulations regarding the privacy and protection of such information, some of which may already apply in our existing business, including state data breach notification laws, state data security laws, state health information privacy laws and federal and state consumer protection laws. Expansion of operations into jurisdictions outside the United States may also subject such operations to a number of additional laws in those jurisdictions, including the EU Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data and EU member state implementing legislation. Though, like our existing business, CBR may not be directly subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, CBR and our existing business could potentially be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The costs of compliance with, and other burdens imposed by, these laws may become substantial and may limit the use and adoption of CBR Services, impede the performance and development of future CBR Services, or lead to significant fines, penalties or liabilities for noncompliance with such laws or regulations. In addition, a security breach affecting this information could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access change frequently and often are not recognized until launched against a target, we and CBR may be unable to anticipate these techniques or otherwise may fail to implement adequate preventative measures.

The acquisition of CBR, if consummated, will create numerous risks and uncertainties which could adversely affect our financial condition and operating results.

Strategic and transformative transactions like our potential acquisition of CBR create numerous uncertainties and risks. Upon consummation of the acquisition, CBR will become a wholly-owned subsidiary of AMAG and will significantly broaden our operations. This addition to our business will entail many changes, including the integration of CBR and its personnel, changes in systems and employee benefit plans and management of multiple geographic locations across the U.S. These transition activities are complex and we may encounter unexpected difficulties, incur unexpected costs or experience business disruptions, including as a result of:

•                  increased commitments for the management team, including the need to divert management’s attention to integration matters, particularly if we are unable to recruit and hire key personnel;

•                  difficulties realizing the revenue projections, financial benefits, synergies and other strategic opportunities anticipated in connection with the transaction;

•                  our inexperience with maintaining multiple geographic locations spread out across the U.S.;

•                  challenges in leveraging our commercial expertise, which could result in unforeseen expenses and disrupt our business operations; and

•                  difficulties in the assimilation and retention of employees, including key personnel responsible for the success of the CBR Services.

If any of these factors limits our ability to integrate CBR into our operations successfully or on a timely basis, the expectations of future results of operations, including certain synergies expected to result from the acquisition, might not be met. As a result, we may not be able to realize the expected benefits that we seek to achieve from the acquisition, which could also affect our ability to service our debt obligations. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business, including efforts to further expand our product portfolio.

Further, the market price of our stock may decline following the consummation of the merger, including if our integration of CBR is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by us, financial analysts or investors, causes us to miss a financial covenant in connection with our debt arrangements, or the effect of the acquisition on our post-closing financial results is otherwise not consistent with the expectations of us, financial analysts or investors.

The success of the CBR Services following, and assuming, consummation of the CBR acquisition will face considerable risks and uncertainties, any of which could have a materially adverse impact on our revenues and results of operations.

Following consummation of the acquisition, our success with the CBR Services will be faced with certain risks and uncertainties, including:

•                  demand for the CBR Services and our ability to gain widespread market acceptance of cryo-storage of cord blood and tissue, despite efforts to educate and increase awareness among potential customers and medical practitioners, which will require significant marketing and promotional expenditures;

•                  the potential for stem cell science and its recognition, adoption and utility among the medical community and the continued viability of and actionable use of stem cells in the treatment of disease, especially given (i) this is a relatively new technology and is subject to potentially revolutionary technological, medical, therapeutic and regulatory changes and (ii) future technological and medical developments could render the use of stem cells obsolete;

•                  controversy surrounding private versus public cord blood banks, and any erosion of market share for private banking of cord blood and tissue;

•                  our inexperience with CBR’s service based business model and our ability to meet or exceed customers’ service level expectations and CBR’s contractual obligations with respect to the CBR Services;

•                  the need for strategic pricing skills to optimize the forward looking CBR Services business;

•                  the ethical, legal, regulatory, and social implications of stem cell research, and the possibility that negative public opinion about stem cell therapy may damage public perception of our overall business;

•                  complaints or perception that the benefits of private cord blood banking have been overstated, or legal challenges to the marketing and promotion of cord blood and tissue banking;

•                  reliance upon third party contractors to assist in providing the CBR Services, including reliance upon current suppliers for proprietary materials, which could lead to operational delays and lost revenue and the need to reconfigure machinery and/or systems if current suppliers need to be changed or are disrupted;

•                  legal, regulatory, and compliance risks we may face as a result of CBR’s pre-acquisition business practices, including if CBR were alleged to have (a) participated in collusive or other anticompetitive conduct or utilized marketing and sales tactics with referring physicians that are in violation of state anti-kickback or self-referral provisions, (b) violated any privacy, data security, or other healthcare compliance laws, or (c) failed to comply with all applicable FDA laws and requirements;

•                  the impact of any material disruption in our ability to maintain continued, uninterrupted and fully operating storage systems in the event of any damage or interruption from fire, earthquake, flood, break-ins, tornadoes and similar events;

•                  our ability to maintain compliance with all applicable FDA regulations, including those regarding cord blood and cord tissue banking services, as well as tissue procurement services;

•                  any new regulatory restrictions on cord blood and tissue banking;

•                  the application and implications to CBR’s operations of certain healthcare laws, regulations and industry guidelines relating to pharmaceutical companies;

•                  increased competition in the cord blood and cord tissue banking and stem cell processing and storage business;

•                  many of CBR’s customers prepay for CBR Services which we will provide far (and sometimes indefinitely) into the future, and any unexpected increases in expenses will be difficult to pass on to such customers;

•                  CBR has offered, and we expect to offer, each customer a large payment ($50,000) in the event such customer’s stored cord blood is used in a hematopoietic reconstitution and fails to engraft, and such offerings could significantly increase costs in the event such failures begin to occur; and

•                  long-term commitments to pay fixed commissions to certain of CBR’s marketing vendors could be financially burdensome if the CBR Services’ profit margins fall.

If the success of the CBR Services is negatively impacted by any of the foregoing risks and uncertainties, our business and stock price could suffer as a result of a materially adverse impact on our revenues or results of operations. In addition, following the consummation of the CBR acquisition, as we undertake integration activities and pursue the CBR Services, we may identify additional risks and uncertainties not yet known to us, which we will identify in our subsequent SEC filings.

Should the FDA determine, following, and assuming, consummation of the CBR acquisition, that CBR does not meet the regulatory requirements for a private cord blood and cord tissue bank that screens, processes, stores, labels and distributes human cells, tissues and cellular and tissue-based products without pre-marketing approval, we may be subject to FDA enforcement action and may be forced to change or halt CBR Service operations in a manner that materially harms our business.

Human tissues intended for transplantation, including umbilical cord blood and umbilical cord tissue, are subject to comprehensive regulations that address activities associated with human cells, tissues and cellular and tissue-based products (“HCT/Ps”). One set of requirements are that companies that engage in the recovery, processing, storage, labeling, packaging, or distribution of any HCT/Ps, or the screening or testing of a cell or tissue donor, register with the FDA. This set of regulations also includes the criteria that must be met in order for the HCT/P to be eligible for distribution solely under Section 361 of the Public Health Service Act (the “PHSA”), and the regulations in 21 CFR Part 1271, rather than under the drug or device provisions of the Federal Food, Drug, and

Cosmetic Act or the biological product licensing provisions of the PHSA. Another set of regulations provides criteria that must be met for donors to be eligible to donate HCT/Ps and is referred to as the “Donor Eligibility” rule. A third set of provisions governs the processing and distribution of the tissues and is often referred to as the “Current Good Tissue Practices” rule. The Current Good Tissue Practices rule covers all stages of HCT/P processing, from procurement to distribution of final allografts. Together these regulations are designed to ensure that sound, high quality practices are followed to reduce the risk of tissue contamination and of communicable disease transmission to recipients.

CBR is registered with the FDA as an HCT/P establishment that screens, processes, stores, labels and distributes umbilical cord blood and umbilical cord tissue by virtue of the services it provides to expectant parents as a private cord blood and tissue bank. The FDA periodically inspects such registered establishments to determine compliance with HCT/P requirements. Violations of applicable regulations noted by the FDA during facility inspections could adversely affect the continued marketing of the CBR Services. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose or initiate a variety of enforcement actions, including but not limited to, public warning or untitled letters, written recall or destruction orders, written cease manufacturing orders, court-ordered seizures, injunctions, consent decrees, civil penalties, or criminal prosecutions. If any of these events were to occur following the consummation of the CBR acquisition, it could materially adversely affect us.

In addition, the FDA could disagree that CBR cord blood and tissue meet the criteria for distribution solely under Section 361 of the PHSA, and therefore, with the conclusion that CBR’s banked HCT/Ps do not require approval or clearance of a marketing application. If the FDA were to draw this conclusion, it could require the submission and approval or clearance of a marketing application in order for us to continue to process and distribute the product. Following the consummation of the CBR acquisition, such an action by the FDA could cause negative publicity, decreased or discontinued sales of CBR cord blood and tissue banking services, and significant expense in obtaining required marketing approval or clearance, or in conforming our marketing approach to the FDA’s expectations.

Following, and assuming, consummation of the CBR acquisition, if third parties who provide cord blood and tissue to CBR fail to comply with ongoing FDA requirements for HCT/P recovery and testing, CBR cord blood and tissue could be subject to restrictions that will cause a materially adverse effect on our business.

Healthcare providers and other entities who collect and test the cord blood and tissue that CBR processes and stores are responsible for performing donor recovery and donor testing in compliance with the FDA regulations that govern those functions. CBR is dependent upon the actions of these third parties with whom CBR contracts. If these third parties fail to comply with applicable requirements, the cord blood and tissue that CBR processes and stores will be negatively affected and at risk of FDA enforcement action, and our business could be negatively affected following, and assuming, consummation of the CBR acquisition.

It is likely that the FDA’s regulation of HCT/Ps will continue to evolve in the future. Complying with any such new regulatory requirements may entail significant time delays and expense following, and assuming, consummation of the CBR acquisition, which could have a material adverse effect on our business.

In the future, the FDA may promulgate new regulatory requirements and standards for HCT/Ps. Following, and assuming, consummation of the CBR acquisition, we may not be able to comply with any such future regulatory requirements or product standards. Failure to comply with future applicable regulatory requirements and standards may result in, among other things, public warning or untitled letters, written recall or destruction orders, court-ordered seizures, injunctions, consent decrees, civil penalties, or criminal prosecutions. Moreover, the cost of compliance with future government regulations may adversely affect revenue and profitability.

State and other requirements and standards may impact our ability to conduct a profitable collection, processing and storage business for cord blood and tissue following, and assuming, consummation of the CBR acquisition.

Some states impose additional regulation and oversight of cord blood and tissue banks and of clinical laboratories operating within their borders and impose regulatory compliance obligations on out-of-state laboratories providing services to their residents. Many of the states in which CBR and, following, and assuming, consummation of the CBR acquisition, we and our business partners operate, have licensing requirements that must be complied with. If current state law regulations change, there can be no assurance that, following, and assuming, consummation of the CBR acquisition, we, our business partners, or members of our collection center network will be able to obtain or maintain any necessary licenses required to conduct business in any states or that the cost of compliance will not materially and adversely affect our ability to market or perform our services or our ability to do so profitably.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of our stock during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1, 2015 through April 30, 2015	—	$—	—	—

May 1, 2015 through May 31, 2015	—	—	—	—

June 1, 2015 through June 30, 2015	17,900	68.39	—	—

Total	17,900	$68.39	—	—

(1)         Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligations in connection with the vesting of restricted stock units held by our employees.

(2)         We do not currently have any publicly announced purchase programs or plans.

Item 6. Exhibits

(a)         List of Exhibits

2.1

Stock Purchase Agreement, dated as of June 29, 2015, by and among CBR Holdco, LLC, CBR Acquisition Holdings Corp. and AMAG Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 29, 2015, File No. 001-10865)

3.1

Certificate of Amendment to Restated Certificate of Incorporation of AMAG Pharmaceuticals, Inc. as filed on May 21, 2015 with the Delaware Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 28, 2015, File No. 001-10865)

3.2

Restated Certificate of Incorporation of AMAG Pharmaceuticals, Inc. (Restated as of April 12, 2010) (incorporated herein by reference to Exhibit 3.1 and 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 0-14732)

3.3

Amendment No. 1 to the Amended and Restated By-Laws of AMAG Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2015, File No. 001-10865)

3.4

Amended and Restated By-Laws of AMAG Pharmaceuticals, Inc. (Amended and Restated as of November 25, 2008) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 28, 2008, File No. 0-14732)

10.1	+

Commitment Letter, dated June 29, 2015, by and between AMAG Pharmaceuticals, Inc., Jefferies Finance LLC and Barclays Bank PLC (Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]. This exhibit has been filed separately with the SEC without any redactions pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended)

10.2	+

Amendment No. 2 to Commercial Supply Agreement, dated April 28, 2015, by and between the Company and Sigma-Aldrich, Inc. (Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]. This exhibit has been filed separately with the SEC without any redactions pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended)

10.3	+	Notice of Termination between the Company and Edward Jordan dated May 4, 2015

10.4	+	Notice of Termination between the Company and Scott Townsend dated May 5, 2015

10.5

First Amendment to the AMAG Pharmaceuticals, Inc. Third Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, filed April 16, 2015, File No. 001-10865)

10.6

AMAG Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan (incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, filed April 16, 2015, File No. 001-10865)

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
William K. Heiden
Chief Executive Officer (Authorized Officer)

Date: July 27, 2015

AMAG PHARMACEUTICALS, INC.

By:	/s/ Frank E. Thomas
Frank E. Thomas
President and Chief Operating Officer (Principal Financial Officer)

Date: July 27, 2015

EXHIBIT INDEX

Exhibit Number		Description

2.1

Stock Purchase Agreement, dated as of June 29, 2015, by and among CBR Holdco, LLC, CBR Acquisition Holdings Corp. and AMAG Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 29, 2015, File No. 001-10865)

3.1

Certificate of Amendment to Restated Certificate of Incorporation of AMAG Pharmaceuticals, Inc. as filed on May 21, 2015 with the Delaware Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 28, 2015, File No. 001-10865)

3.2

Restated Certificate of Incorporation of AMAG Pharmaceuticals, Inc. (Restated as of April 12, 2010) (incorporated herein by reference to Exhibit 3.1 and 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 0-14732)

3.3

Amendment No. 1 to the Amended and Restated By-Laws of AMAG Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2015, File No. 001-10865)

3.4

Amended and Restated By-Laws of AMAG Pharmaceuticals, Inc. (Amended and Restated as of November 25, 2008) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 28, 2008, File No. 0-14732)

10.1	+

Commitment Letter, dated June 29, 2015, by and between AMAG Pharmaceuticals, Inc., Jefferies Finance LLC and Barclays Bank PLC (Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]. This exhibit has been filed separately with the SEC without any redactions pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended)

10.2	+

Amendment No. 2 to Commercial Supply Agreement, dated April 28, 2015, by and between the Company and Sigma-Aldrich, Inc. (Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]. This exhibit has been filed separately with the SEC without any redactions pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended)

10.3	+	Notice of Termination between the Company and Edward Jordan dated May 4, 2015

10.4	+	Notice of Termination between the Company and Scott Townsend dated May 5, 2015

10.5

First Amendment to the AMAG Pharmaceuticals, Inc. Third Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, filed April 16, 2015, File No. 001-10865)

10.6

AMAG Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan (incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, filed April 16, 2015, File No. 001-10865)

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