Form 10-Q
period 2018-06-30
AMAG PHARMACEUTICALS INC.
filed 2018-08-03
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

As of July 30, 2018, there were 34,472,817 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$212,499	$162,855
Marketable securities	138,672	136,593
Accounts receivable, net	103,353	91,460
Inventories	30,674	34,443
Prepaid and other current assets	12,465	11,009
Assets held for sale	77,161	45,508
Total current assets	574,824	481,868
Property and equipment, net	7,340	7,904
Goodwill	422,513	422,513
Intangible assets, net	261,692	375,479
Deferred tax assets	1,151	47,120
Restricted cash	495	495
Other long-term assets	103	266
Assets held for sale, net of current portion	559,300	564,711
Total assets	$1,827,418	$1,900,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,738	$7,717
Accrued expenses	194,053	166,732
Current portion of convertible notes, net	20,727	—
Current portion of acquisition-related contingent consideration	210	49,399
Deferred revenues	182	—
Liabilities held for sale	52,962	53,870
Total current liabilities	278,872	277,718
Long-term liabilities:
Long-term debt, net	466,906	466,291
Convertible notes, net	254,902	268,392
Acquisition-related contingent consideration	631	686
Other long-term liabilities	918	1,204
Liabilities held for sale, net of current portion	98,285	95,821
Total liabilities	1,100,514	1,110,112
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 117,500,000 shares authorized; 34,390,068 and 34,083,112 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	344	341
Additional paid-in capital	1,281,858	1,271,628
Accumulated other comprehensive loss	(4,295)	(3,908)
Accumulated deficit	(551,003)	(477,817)
Total stockholders’ equity	726,904	790,244
Total liabilities and stockholders’ equity	$1,827,418	$1,900,356
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$146,219	$130,342	$263,567	$242,859
Other revenues	35	29	75	53
Total revenues	146,254	130,371	263,642	242,912
Costs and expenses:
Cost of product sales	76,776	32,101	140,688	59,675
Research and development expenses	11,693	30,258	22,502	46,747
Acquired in-process research and development	—	5,845	20,000	65,845
Selling, general and administrative expenses	15,898	58,900	89,329	107,523
Total costs and expenses	104,367	127,104	272,519	279,790
Operating income (loss)	41,887	3,267	(8,877)	(36,878)
Other (expense) income:
Interest expense	(16,056)	(17,256)	(32,034)	(35,556)
Loss on debt extinguishment	—	(9,516)	—	(9,516)
Interest and dividend income	952	663	1,595	1,695
Other expense	(44)	(69)	(44)	(43)
Total other expense, net	(15,148)	(26,178)	(30,483)	(43,420)
Income (loss) from continuing operations before income taxes	26,739	(22,911)	(39,360)	(80,298)
Income tax expense (benefit)	52,556	(8,659)	44,556	(30,120)
Net loss from continuing operations	$(25,817)	$(14,252)	$(83,916)	$(50,178)

Discontinued operations:
Income from discontinued operations	7,158	373	13,036	494
Income tax expense	1,422	187	3,444	942
Net income (loss) from discontinued operations	5,736	186	9,592	(448)

Net loss	$(20,081)	$(14,066)	$(74,324)	$(50,626)

Basic and diluted net (loss) income per share:
Loss from continuing operations	$(0.75)	$(0.41)	$(2.45)	$(1.44)
Income (loss) from discontinued operations	$0.17	$0.01	$0.28	$(0.01)
Basic and diluted net loss per share:	$(0.58)	$(0.40)	$(2.17)	$(1.45)

Weighted average shares outstanding used to compute net loss per share (basic and diluted)	34,358	35,145	34,261	34,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss from continuing operations	$(20,081)	$(14,066)	$(74,324)	$(50,626)
Other comprehensive (loss) income:
Holding gains (losses) arising during period, net of tax	67	113	(387)	205
Total comprehensive loss	$(20,014)	$(13,953)	$(74,711)	$(50,421)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(74,324)	$(50,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	126,183	59,563
Provision for bad debt expense	856	2,681
Amortization of premium/discount on purchased securities	93	168
Gain on disposal of fixed assets	(99)	—
Non-cash equity-based compensation expense	11,122	11,669
Non-cash IPR&D expense	—	945
Loss on debt extinguishment	—	9,516
Amortization of debt discount and debt issuance costs	7,851	6,679
Gains on marketable securities, net	—	(249)
Change in fair value of contingent consideration	(49,184)	2,786
Deferred income taxes	42,372	(29,677)
Prepaid transaction costs	(3,865)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,265)	233
Inventories	1,223	(1,145)
Prepaid and other current assets	(756)	(1,178)
Accounts payable and accrued expenses	27,475	40,716
Deferred revenues	7,329	7,380
Other assets and liabilities	117	(1,029)
Net cash provided by operating activities	85,128	58,432
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	44,038	251,017
Purchase of marketable securities	(46,726)	(85,249)
Acquisition of Intrarosa intangible asset	—	(46,500)
Capital expenditures	(1,553)	(2,672)
Net cash (used in) provided by investing activities	(4,241)	116,596
Cash flows from financing activities:
Long-term debt principal payments	—	(328,125)
Proceeds from 2022 Convertible Notes	—	320,000
Payment to repurchase 2019 Convertible Notes	—	(170,371)
Proceeds to settle warrants	—	323
Payment of convertible debt issuance costs	—	(9,553)
Payments of contingent consideration	(60)	(119)
Proceeds from the exercise of common stock options	1,473	1,130
Payments of employee tax withholding related to equity-based compensation	(2,362)	(2,439)
Net cash used in financing activities	(949)	(189,154)
Net increase (decrease) in cash, cash equivalents, and restricted cash	79,938	(14,126)
Cash, cash equivalents, and restricted cash related to discontinued operations	(59,714)	(62,622)
Cash, cash equivalents, and restricted cash at beginning of the period	192,770	276,898
Cash, cash equivalents, and restricted cash at end of the period	$212,994	$200,150
Supplemental data for cash flow information:
Cash paid for taxes	$4,181	$3,191
Cash paid for interest	$24,171	$29,173
Non-cash investing and financing activities:
Fair value of common stock issued in connection with the acquisition of the Intrarosa intangible asset	$—	$12,555
Contingent consideration accrued for the acquisition of the Intrarosa intangible asset	$—	$18,600
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.     DESCRIPTION OF BUSINESS
AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a biopharmaceutical company focused on bringing innovative products to patients with unmet medical needs. We do this by leveraging our development and commercial expertise to invest in and grow our pharmaceutical products across a range of therapeutic areas, including women’s health. In addition, we seek to collaborate on and acquire promising therapies at various stages of development, and advance them through the clinical and regulatory process to deliver new treatment options to patients. Our currently marketed products support the health of patients in the areas of maternal and women’s health, anemia management and cancer supportive care, including Makena® (hydroxyprogesterone caproate injection), Intrarosa® (prasterone) vaginal inserts, Feraheme® (ferumoxytol injection) for intravenous (“IV”) use, and MuGard® Mucoadhesive Oral Wound Rinse. In addition, we have the rights to research, develop and commercialize bremelanotide in North America.
Since August 2015, we have provided services related to the preservation of umbilical cord blood stem cell and cord tissue units operated through Cord Blood Registry® (“CBR”). On June 14, 2018, we entered into a Stock Purchase Agreement with GI Chill Acquisition LLC, an affiliate of GI Partners, a private equity investment firm (together “GI”), pursuant to which we agreed to sell our wholly-owned subsidiary, CBR Acquisition Holdings Corp, and the CBR business to GI for $530.0 million in cash, subject to ordinary purchase price adjustments. The transaction is expected to close in mid-August 2018, subject to, among other things, no material adverse events occurring prior to closing, delivery by us of certain property-related items, and other customary conditions. For additional information, see Note C “Discontinued Operations and Held for Sale”.
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
As of June 30, 2018, our CBR business met all of the conditions to be classified as held for sale and represented a discontinued operation, as we consider the disposal of the CBR business to be a strategic shift that will have a major effect on our operations and financial results. All assets and liabilities associated with CBR were therefore classified as assets and liabilities held for sale in our condensed consolidated balance sheets for the periods presented. Further, all historical operating results for CBR are reflected within discontinued operations in the condensed consolidated statements of operations for all periods presented. For additional information, see Note C, “Discontinued Operations and Held for Sale.”
Principles of Consolidation
The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates and Assumptions
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used to determine amounts and values of, but are not limited to: revenue recognition related to product sales revenue; product sales allowances and accruals; allowance for doubtful accounts; marketable securities; inventory; acquisition date fair value and subsequent fair value estimates used to assess impairment of long-lived assets, including goodwill, in-process research and development (“IPR&D”) and other intangible assets; contingent consideration; debt obligations; certain accrued liabilities, including clinical trial accruals; income taxes, inclusive of valuation allowances; and equity-based compensation expense. Actual results could differ materially from those estimates.
Restricted Cash
We classified $0.5 million of our cash as restricted cash, a non-current asset on the balance sheet, as of June 30, 2018 and December 31, 2017. This amount represented the security deposit delivered to the landlord of our Waltham, Massachusetts headquarters in the form of an irrevocable letter of credit.
Concentrations and Significant Customer Information
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. We currently hold our excess cash primarily in institutional money market funds, corporate debt securities, U.S. treasury and government agency securities, commercial paper and certificates of deposit. As of June 30, 2018, we did not have a material concentration in any single investment.

Our operations are located entirely within the U.S. We focus primarily on developing, manufacturing, and commercializing our products and product candidates. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
AmerisourceBergen Drug Corporation	27%	23%	27%	25%
McKesson Corporation	26%	26%	27%	22%

Our net accounts receivable primarily represent amounts due for products sold directly to wholesalers, distributors, and specialty pharmacies. Accounts receivable for our products are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts.
Customers which represented greater than 10% of our accounts receivable balances as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
McKesson Corporation	27%	26%
AmerisourceBergen Drug Corporation	29%	31%

We are currently dependent on a single supplier for Feraheme drug substance (produced in two separate facilities) and finished drug product as well as for drug substance and final packaging services for Intrarosa. In addition, we currently have a single supplier for Makena drug substance, which is used for each of our intramuscular and auto-injector products, and a single supplier of finished drug product for our Makena multi-dose vial and auto-injector product. We would be exposed to a significant loss of revenue from the sale of our products if our suppliers and/or manufacturers could not fulfill demand for any reason.
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. We recognized the cumulative effect of applying the new revenue standard to all contracts with customers that were not completed as of January 1, 2018 as an adjustment to the opening balance of stockholders’ equity at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not have an impact on the amount of reported revenues with respect to our product revenue.

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the held for sale and discontinued operations treatment of the CBR business in order to conform to the current period presentation.
C.    DISCONTINUED OPERATIONS AND HELD FOR SALE
On June 14, 2018, we entered into a Stock Purchase Agreement with GI pursuant to which we agreed to sell the CBR business to GI for $530.0 million in cash plus cash acquired, subject to ordinary purchase price adjustments. Although we will be providing limited transitional services related to GI for certain agreed-upon sales and marketing, technology, human resources and finance functions for several months post-closing, we will not have further significant involvement in the operations of the CBR business following the close of the sale, which is expected to occur in mid-August 2018. Closing of the transaction is subject to, among other things, no material adverse events occurring prior to closing, delivery by us of certain property-related items, and other customary conditions.
The Company determined that the sale of CBR represents a strategic shift that will have a major effect on our business and therefore met the criteria for classification as discontinued operations at June 30, 2018. All historical operating results for CBR were reflected within discontinued operations in the condensed consolidated statements of operations for all periods presented. Further, all assets and liabilities associated with CBR were classified as assets and liabilities held for sale in our condensed consolidated balance sheets for the periods presented.
We determined that CBR meets the definition of a business and as a result, considered goodwill, allocated on a relative fair value basis, in the carrying value of CBR for purposes of estimating the gain or loss on disposal. We expect to recognize a gain on the sale of CBR upon closing.
Assets and liabilities held for sale were reflected separately in our condensed consolidated balance sheets and were comprised of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$59,554	$29,259
Accounts receivable, net	10,558	12,042
Prepaid transaction costs	3,865	—
Inventories (raw materials)	2,268	2,913
Prepaid and other current assets	916	1,294
Total current assets held for sale	$77,161	$45,508

Property, plant and equipment, net	$18,256	$18,092
Intangible assets, net	321,841	328,991
Goodwill	216,971	216,971
Other long-term assets	2,071	496
Restricted cash	161	161
Total long-term assets held for sale	$559,300	$564,711

Liabilities
Current liabilities:
Accounts payable	$1,260	$2,618
Accrued expenses	7,498	8,758
Deferred revenues, short term	44,204	42,494
Total current liabilities held for sale	$52,962	$53,870

Deferred revenues, long-term	29,823	24,387
Deferred tax liabilities	67,664	71,046
Other long-term liabilities	798	388
Total long-term liabilities held for sale	$98,285	$95,821

The results of operations of the CBR business were classified as discontinued operations for all periods presented in our condensed consolidated financial statements. The following is a summary of net income (loss) from discontinued operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service revenues, net	$30,085	$28,023	$59,054	$54,955
Costs and expenses:
Cost of services	5,509	5,562	10,983	10,572
Selling, general and administrative expenses	17,531	22,088	35,150	43,889
Total costs and expenses	23,040	27,650	46,133	54,461
Operating income	7,045	373	12,921	494
Other income	113	—	115	—
Income from discontinued operations	7,158	373	13,036	494
Income tax expense	(1,422)	(187)	(3,444)	(942)
Net income (loss) from discontinued operations	$5,736	$186	$9,592	$(448)

The following table summarizes significant cash activity of the CBR business that were included within the unaudited condensed consolidated statements of cash flows for the respective periods:

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$31,642	$11,637
Net cash used in investing activities	(1,347)	(1,131)
Net increase in cash, cash equivalents and restricted cash	30,295	10,506
Cash, cash equivalents and restricted cash at beginning of period	29,419	52,116
Cash, cash equivalents and restricted cash at end of period	$59,714	$62,622
D.     REVENUE RECOGNITION
On January 1, 2018, we adopted ASC 606 applying the modified retrospective transition method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for prior periods. There was no impact to revenue for the three and six months ended June 30, 2018.

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

Our major sources of revenue during the reporting periods were product revenues from Makena, Feraheme and Intrarosa. The adoption of ASC 606 did not have an impact on our product revenue.

Revenue and Allowances

The following table provides information about disaggregated revenue by products for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product sales, net
Makena	$105,172	$102,681	$195,156	$189,136
Feraheme	37,699	27,475	62,833	53,397
Intrarosa	3,241	—	5,406	—
MuGard	107	186	172	326
Total	$146,219	$130,342	$263,567	$242,859

Total gross product sales were offset by product sales allowances and accruals for the three and six months ended June 30, 2018 and 2017 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross product sales	$297,732	$234,354	$537,602	$441,078
Provision for product sales allowances and accruals:
Contractual adjustments	111,539	75,684	197,683	145,512
Governmental rebates	39,974	28,328	76,352	52,707
Total	151,513	104,012	274,035	198,219
Product sales, net	$146,219	$130,342	$263,567	$242,859

The following table summarizes the product revenue allowance and accrual activity for the three and six months ended June 30, 2018 (in thousands):

	Contractual	Governmental
	Adjustments	Rebates	Total
Balance at December 31, 2017	$62,164	$50,598	$112,762
Provisions related to current period sales	85,308	31,028	116,336
Adjustments related to prior period sales	836	5,350	6,186
Payments/returns relating to current period sales	(44,633)	—	(44,633)
Payments/returns relating to prior period sales	(39,441)	(25,149)	(64,590)
Balance at March 31, 2018	64,234	61,827	126,061
Provisions related to current period sales	114,408	40,486	154,894
Adjustments related to prior period sales	(2,870)	(513)	(3,383)
Payments/returns relating to current period sales	(87,985)	(2,453)	(90,438)
Payments/returns relating to prior period sales	(16,532)	(25,993)	(42,525)
Balance at June 30, 2018	$71,255	$73,354	$144,609

We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional.

Performance Obligations and Product Revenue

At contract inception, we assess the goods promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good (or bundle of goods) that is distinct. To identify the performance obligations, we consider all of the goods promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We determined that the following distinct goods represent separate performance obligations:

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

We record product revenues net of certain allowances and accruals in our condensed consolidated statements of operations. Product sales allowances and accruals are primarily comprised of both direct and indirect fees, discounts and rebates and provisions for estimated product returns. Direct fees, discounts and rebates are contractual fees and price adjustments payable to Customers that purchase products directly from us. Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as certain physicians, clinics, hospitals, group purchasing organizations (“GPOs”), and dialysis organizations that typically do not purchase products directly from us but rather from wholesalers and specialty distributors. Consideration payable to a Customer, or other parties that purchase goods from a Customer, are considered to be a reduction of the transaction price, and therefore, of revenue.

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

The estimate of variable consideration, which is included in the transaction price, may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved in a future period. Estimating variable consideration and the related constraint requires the use of significant management judgment and actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. No amounts were constrained as of June 30, 2018.

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

Distributor/Wholesaler and Group Purchasing Organization Fees

Fees under arrangements with distributors and wholesalers are usually based upon units of product purchased during the prior month or quarter and are usually paid by us within several weeks of the receipt of an invoice from the wholesaler or distributor, as the case may be. Fees under the arrangements with GPOs are usually based upon member purchases during the prior quarter and are generally billed by the GPO within 30 days after period end. In accordance with ASC 606, since the consideration given to the Customer is not for a distinct good or service, the consideration is a reduction of the transaction price of the vendor’s products or services. We have included these fees in contractual adjustments in the table above. We generally pay such amounts within several weeks of the receipt of an invoice from the distributor, wholesaler or GPO. Accordingly, we accrue the estimated fee due at the time of sale, based on the contracted price invoiced to the Customer. We adjust the accrual quarterly to reflect actual experience.

Product Returns

Consistent with industry practice, we generally offer wholesalers, specialty distributors and other customers a limited right to return our products based on the product’s expiration date. Currently the expiration periods for Feraheme, Makena and Intrarosa have a range of three to five years. Product returns are estimated based on the historical return patterns and known or expected changes in the marketplace. We track actual returns by individual production lots. Returns on lots eligible for credits under our returned goods policy are monitored and compared with historical return trends and rates. We expect that wholesalers and healthcare providers will not stock significant inventory due to the cost of the product, the expense to store our products, and/or that our products are readily available for distribution. We record an estimate of returns at the time of sale. If necessary, our estimated rate of returns may be adjusted for actual return experience as it becomes available and for known or expected changes in the marketplace. We did not significantly adjust our reserve for product returns during the three and six months ended June 30, 2018. To date, our product returns have been relatively limited; however, returns experience may change over time. We may be required to make future adjustments to our product returns estimate, which would result in a corresponding change to our net product sales in the period of adjustment and could be significant.

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

E.    MARKETABLE SECURITIES

As of June 30, 2018 and December 31, 2017, our marketable securities were classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in marketable securities. Available-for-sale marketable securities are those securities which we view as available for use in current operations, if needed. We generally classify our available-for-sale marketable securities as short-term investments on our condensed consolidated balance sheets even though the stated maturity date may be one year or more beyond the current balance sheet date.
The following is a summary of our marketable securities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term marketable securities:*
Corporate debt securities	$55,303	$1	$(197)	$55,107
Certificates of deposit	9,450	—	—	9,450
U.S. treasury and government agency securities	5,998	—	(43)	5,955
Commercial paper	7,452	—	—	7,452
Total short-term marketable securities	$78,203	$1	$(240)	$77,964
Long-term marketable securities:**
Corporate debt securities	$55,079	$5	$(685)	$54,399
U.S. treasury and government agency securities	6,383	—	(74)	6,309
Total long-term marketable securities	61,462	5	(759)	60,708
Total marketable securities	$139,665	$6	$(999)	$138,672

* Represents marketable securities with a remaining maturity of less than one year.
** Represents marketable securities with a remaining maturity of one to three years.

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term marketable securities:*
Corporate debt securities	$57,257	$—	$(68)	$57,189
Certificates of deposit	9,151	—	—	9,151
U.S. treasury and government agency securities	1,999	—	(13)	1,986
Commercial paper	1,999	—	—	1,999
Total short-term marketable securities	$70,406	$—	$(81)	$70,325
Long-term marketable securities:**
Corporate debt securities	$59,282	$1	$(320)	$58,963
U.S. treasury and government agency securities	7,381	—	(76)	7,305
Total long-term marketable securities	66,663	1	(396)	66,268
Total marketable securities	$137,069	$1	$(477)	$136,593

* Represents marketable securities with a remaining maturity of less than one year.
** Represents marketable securities with a remaining maturity of one to three years.

Impairments and Unrealized Gains and Losses on Marketable Securities
We did not recognize any other-than-temporary impairment losses in our condensed consolidated statements of operations related to our marketable securities during the three and six months ended June 30, 2018 and 2017. We considered various factors, including the length of time that each security was in an unrealized loss position and our ability and intent to hold these securities until the recovery of their amortized cost basis occurs. As of June 30, 2018, we had no material losses in an unrealized loss position for more than one year. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our marketable securities could have a material adverse effect on our earnings in future periods.

F.     FAIR VALUE MEASUREMENTS
The following tables represent the fair value hierarchy as of June 30, 2018 and December 31, 2017, for those assets and liabilities that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2018 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$3,158	$3,158	$—	$—
Corporate debt securities	109,506	—	109,506	—
U.S. treasury and government agency securities	12,264	—	12,264	—
Certificates of deposit	9,450	—	9,450	—
Commercial paper	7,452	—	7,452	—
Total assets	$141,830	$3,158	$138,672	$—
Liabilities:
Contingent consideration - MuGard	$841	$—	$—	$841
Total liabilities	$841	$—	$—	$841

	Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$4,591	$4,591	$—	$—
Corporate debt securities	116,152	—	116,152	—
U.S. treasury and government agency securities	9,291	—	9,291	—
Certificates of deposit	9,151	—	9,151	—
Commercial paper	1,999	—	1,999	—
Total assets	$141,184	$4,591	$136,593	$—
Liabilities:
Contingent consideration - Lumara Health	$49,187	$—	$—	$49,187
Contingent consideration - MuGard	898	—	—	898
Total liabilities	$50,085	$—	$—	$50,085

Marketable Securities
Our cash equivalents, are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. Our marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets are primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2018. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the six months ended June 30, 2018.
Contingent Consideration
We recorded contingent consideration related to the November 2014 acquisition of Lumara Health, Inc. (“Lumara Health”) and related to our June 2013 license agreement for MuGard (the “MuGard License Agreement”) with Abeona Therapeutics, Inc. (“Abeona”), under which we acquired the U.S. commercial rights for the management of oral mucositis and stomatitis (the “MuGard Rights”).
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
The following table presents a reconciliation of contingent consideration obligations related to the acquisition of Lumara Health (related to our Makena product) and the MuGard Rights (in thousands):

Balance as of December 31, 2017	$50,085
Payments made	(60)
Adjustments to fair value of contingent consideration	(49,184)
Balance as of June 30, 2018	$841

During the six months ended June 30, 2018, we reduced the fair value of our contingent consideration liability by approximately $49.2 million based primarily on actual Makena net sales to date and our expectations for future performance, which indicated that achievement of future milestones is not probable. This adjustment was based on our estimates, which are reliant on a number of external factors as well as the exercise of judgment.

The fair value of the contingent milestone payments payable by us to the former stockholders of Lumara Health has been determined based on our probability-adjusted discounted cash flows estimated to be realized from the net sales of Makena from December 1, 2014 through December 31, 2019.
The fair value of the contingent royalty payments payable by us to Abeona under the MuGard License Agreement was determined based on various market factors, including an analysis of estimated sales using a discount rate of approximately 14%. As of June 30, 2018, we estimated that the undiscounted royalty amounts we could pay under the MuGard License Agreement, based on current projections, may range from approximately $2.0 million to $6.0 million over the remainder of the ten year period, which commenced on June 6, 2013, the acquisition date, which is our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived.
We believe the estimated fair values of Lumara Health and the MuGard Rights are based on reasonable assumptions; however; our actual results may vary significantly from the estimated results.
Debt
We estimate the fair value of our debt obligations by using quoted market prices obtained from third-party pricing services, which is classified as a Level 2 input. As of June 30, 2018, the estimated fair value of our 2023 Senior Notes, 2022 Convertible Notes and 2019 Convertible Notes (each as defined below) was $504.8 million, $335.5 million and $21.3 million, respectively, which differed from their carrying values. See Note R, “Debt” for additional information on our debt obligations.

G.     INVENTORIES
Our major classes of inventories were as follows as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$11,285	$9,505
Work in process	1,380	4,146
Finished goods	18,009	20,792
Total inventories	$30,674	$34,443
Total inventories decreased by $3.8 million from December 31, 2017 primarily due to increased sales.
H.     PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Computer equipment and software	$1,401	$1,401
Furniture and fixtures	1,442	1,442
Leasehold improvements	2,938	2,938
Laboratory and production equipment	5,907	654
Construction in progress	21	5,068
	11,709	11,503
Less: accumulated depreciation	(4,369)	(3,599)
Property and equipment, net	$7,340	$7,904

I.     GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Our $422.5 million goodwill balance represents goodwill of the continuing business following the goodwill allocation required by the CBR transaction discussed in Note C “Discontinued Operations and Held for Sale.” We determined that CBR met the definition of a business and as a result, in accordance with ASC 350 - Intangibles - Goodwill and Other, allocated goodwill on a relative fair value basis between CBR and the continuing business for the purposes of determining the carrying value of CBR. Further, we performed a qualitative goodwill impairment test for our continuing business at June 30, 2018 to assess whether there were indicators that its fair value was less than its carrying value. As a result of this evaluation, we determined that there was no impairment of the goodwill of our continuing business at June 30, 2018.
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
Intangible Assets
As of June 30, 2018 and December 31, 2017, our identifiable intangible assets consisted of the following (in thousands):

	June 30, 2018				December 31, 2017
		Accumulated	Cumulative			Accumulated	Cumulative
	Cost	Amortization	Impairments	Net	Cost	Amortization	Impairments	Net
Finite-lived intangible assets:
Makena base technology	$797,100	$363,721	$319,246	$114,133	$797,100	$255,754	$319,246	$222,100
Makena auto-injector developed technology	79,100	2,443	—	76,657	—	—	—	—
Intrarosa developed technology	77,655	6,753	—	70,902	77,655	3,376	—	74,279
	953,855	372,917	319,246	261,692	874,755	259,130	319,246	296,379
Indefinite-lived intangible assets:
Makena IPR&D	—	—	—	—	79,100	—	—	79,100
Total intangible assets	$953,855	$372,917	$319,246	$261,692	$953,855	$259,130	$319,246	$375,479

During the first quarter of 2018, following the U.S. Food and Drug Administration (the “FDA”) approval of Makena for administration via a pre-filled subcutaneous auto-injector (the “Makena auto-injector”), we reclassified the Makena IPR&D as the Makena auto-injector developed technology and placed it into service. Amortization of the Makena auto-injector developed technology is being recognized on a straight-line basis over 8.8 years.

As of June 30, 2018, the weighted average remaining amortization period for our finite-lived intangible assets was approximately 7.7 years. Total amortization expense for the six months ended June 30, 2018 and 2017 was $113.8 million and $45.9 million, respectively. Amortization expense is recorded in cost of product sales in our condensed consolidated statements of operations. We expect amortization expense related to our finite-lived intangible assets to be as follows (in thousands):

Estimated
Amortization
Period	Expense
Remainder of Year Ending December 31, 2018	$57,532
Year Ending December 31, 2019	35,713
Year Ending December 31, 2020	27,033
Year Ending December 31, 2021	26,879
Year Ending December 31, 2022	26,860
Thereafter	87,675
Total	$261,692
J.     CURRENT AND LONG-TERM LIABILITIES
Accrued expenses consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Commercial rebates, fees and returns	$133,087	$101,852
Professional, license, and other fees and expenses	26,403	23,657
Salaries, bonuses, and other compensation	17,501	15,882
Interest expense	13,525	13,525
Intrarosa-related license fees	—	10,000
Research and development expense	3,537	1,816
Total accrued expenses	$194,053	$166,732

K.     INCOME TAXES
The following table summarizes our effective tax rate and income tax expense (benefit) for the three and six months ended June 30, 2018 and 2017 (in thousands except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective tax rate	197%	38%	(113)%	38%
Income tax expense (benefit)	$52,556	$(8,659)	$44,556	$(30,120)
 For the three and six months ended June 30, 2018, we recognized an income tax expense of $52.6 million and $44.6 million, respectively, representing an effective tax rate of 197% and (113)%, respectively. The difference between the 2018 statutory federal tax rate of 21% and the effective tax rates for the three and six months ended June 30, 2018, was primarily attributable to the establishment of a valuation allowance on net deferred tax assets other than refundable alternative minimum tax (“AMT”) credits, the impact of non-deductible stock compensation and other non-deductible expenses, partially offset by a benefit from contingent consideration, state income taxes and orphan drug credits. We have established a valuation allowance on our deferred tax assets other than refundable credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. Our valuation allowance on our deferred tax assets, other than refundable AMT credits, increased during the three and six months ended June 30, 2018 primarily because the deferred tax liabilities associated with the CBR business, which was reclassified to discontinued operations for the three and six months ended June 30, 2018, are no longer expected to be available as a source of income to realize the benefits of the net deferred tax assets.

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

For the three and six months ended June 30, 2017, we recognized an income tax benefit of $8.7 million and $30.1 million, respectively, representing an effective tax rate of 38% and 38%, respectively. The difference between the expected 2017 statutory federal tax rate of 35% and the effective tax rates for the three and six months ended June 30, 2017 was primarily attributable to the impact of state income taxes and the federal research and development tax credit, partially offset by non-deductible stock compensation.

The primary drivers of the increase in tax expense for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 is primarily attributable to an increase in valuation allowance on net deferred tax assets other than refundable AMT credits and a decrease in the federal tax benefit attributable to the decrease in the statutory federal rate from 35% to 21%, as well as an increase in nondeductible expenses, partially offset by contingent consideration.

L.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below presents information about the effects of net income (loss) of significant amounts reclassified out of accumulated other comprehensive loss, net of tax, associated with unrealized gains (losses) on securities during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$(4,362)	$(3,746)	$(3,908)	$(3,838)
Holding gains (losses) arising during period, net of tax	67	113	(387)	205
Ending balance	$(4,295)	$(3,633)	$(4,295)	$(3,633)
M.     BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
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

The components of basic and diluted net income (loss) per share for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss from continuing operations	$(25,817)	$(14,252)	$(83,916)	$(50,178)
Net income (loss) from discontinued operations	5,736	186	9,592	(448)
Net loss	$(20,081)	$(14,066)	$(74,324)	$(50,626)

Weighted average common shares outstanding	34,358	35,145	34,261	34,764

Basic and diluted net (loss) income per share:
Loss from continuing operations	$(0.75)	$(0.41)	$(2.45)	$(1.44)
Income (loss) from discontinued operations	$0.17	$0.01	$0.28	$(0.01)
Basic and diluted net loss per share:	$(0.58)	$(0.40)	$(2.17)	$(1.45)
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

	Six Months Ended June 30,
	2018	2017
Options to purchase shares of common stock	3,893	2,939
Shares of common stock issuable upon the vesting of RSUs	1,415	1,073
Warrants	1,008	1,515
2022 Convertible Notes	11,695	11,695
2019 Convertible Notes	790	1,515
Total	18,801	18,737
 In connection with the issuance of the 2019 Convertible Notes, in February 2014, we entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments we are required to make upon conversion of the remaining 2019 Convertible Notes.  During the three and six months ended June 30, 2018 and 2017, our average common stock price was below the exercise price of the warrants.

N.     EQUITY‑BASED COMPENSATION
We currently maintain three equity compensation plans; our Fourth Amended and Restated 2007 Equity Incentive Plan, as amended (the “2007 Plan”), the Lumara Health Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Lumara Health 2013 Plan”) and our 2015 Employee Stock Purchase Plan (“2015 ESPP”). In June 2018 at our annual meeting of stockholders, our stockholders approved (a) an amendment to our 2007 Plan to, among other things, increase the number of shares of our common stock available for issuance thereunder by 1,043,000 shares and (b) an amendment to our 2015 ESPP to increase the maximum number of shares of our common stock that will be made available for sale thereunder by 500,000 shares. All outstanding stock options granted under each of our equity compensation plans other than our 2015 ESPP have an exercise price equal to the closing price of a share of our common stock on the grant date.

Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2018:

	2007 Equity	2013 Lumara	Inducement
	Plan	Equity Plan	Grants	Total
Outstanding at December 31, 2017	2,590,373	125,536	815,450	3,531,359
Granted	669,212	35,400	62,393	767,005
Exercised	(71,631)	(2,375)	—	(74,006)
Expired or terminated	(237,948)	(19,061)	(74,375)	(331,384)
Outstanding at June 30, 2018	2,950,006	139,500	803,468	3,892,974
Restricted Stock Units
The following table summarizes RSU activity for the six months ended June 30, 2018:

	2007 Equity	2013 Lumara	Inducement
	Plan	Equity Plan	Grants	Total
Outstanding at December 31, 2017	966,623	11,611	91,541	1,069,775
Granted	742,527	1,600	28,418	772,545
Vested	(319,367)	(10,150)	(16,265)	(345,782)
Expired or terminated	(81,093)	(460)	—	(81,553)
Outstanding at June 30, 2018	1,308,690	2,601	103,694	1,414,985
In March 2018, we granted RSUs under our 2007 Plan to certain members of our senior management covering a maximum of 206,250 shares of common stock. These performance-based RSUs will vest, if at all, on March 1, 2021, based on our total shareholder return performance measured against the median total shareholder return of a defined group of companies over a three-year period. As of June 30, 2018, the maximum shares of common stock that may be issued under these awards is 206,250. The maximum aggregate total fair value of these RSUs is $3.8 million, which is being recognized as expense over a period of three years from the date of grant, net of any estimated and actual forfeitures.
Equity-Based Compensation Expense
Equity-based compensation expense for the three and six months ended June 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of product sales	$107	$129	$307	$258
Research and development	608	1,095	1,328	1,851
Selling, general and administrative	4,077	3,781	7,948	7,626
Total equity-based compensation expense	4,792	5,005	9,583	9,735
Income tax effect	835	(1,529)	—	(2,895)
After-tax effect of equity-based compensation expense	$5,627	$3,476	$9,583	$6,840

We reduce the compensation expense being recognized to account for estimated forfeitures, which we estimate based primarily on historical experience, adjusted for unusual events such as corporate restructurings, which may result in higher than expected turnover and forfeitures. Under current accounting guidance, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the first quarter of 2017. We will continue to use the current method of estimated forfeitures each period rather than accounting for forfeitures as they occur.

O.     STOCKHOLDERS’ EQUITY

Change in Stockholders’ Equity

Total stockholders’ equity decreased by $63.3 million during the six months ended June 30, 2018. This decrease was primarily driven by the following:

•	$74.3 million due to our net loss for the six months ended June 30, 2018;

•	$11.1 million increase related to equity-based compensation expense;

•	$1.1 million increase related to the cumulative effect adjustment to our accumulated deficit from the adoption of ASC 606, net of tax;

•	$2.3 million decrease due to the payment of employee tax withholdings related to equity-based compensation; and

•	$1.5 million increase from net shares issued related to the exercise of stock options.

Share Repurchase Program

In January 2016, we announced that our Board authorized a program to repurchase up to $60.0 million in shares of our common stock. The repurchase program does not have an expiration date and may be suspended for periods or discontinued at any time. Under the program, we may purchase our stock from time to time at the discretion of management in the open market or in privately negotiated transactions. The number of shares repurchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, along with working capital requirements, general business conditions and other factors. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. As of June 30, 2018, we repurchased and retired a cumulative total of 2,198,010 shares of common stock under this repurchase program for $39.5 million at an average purchase price of $17.97 per share. As of June 30, 2018, $20.5 million remains available for the repurchase of shares under the program. We did not repurchase any of our common stock during the first half of 2018.

P.     COMMITMENTS AND CONTINGENCIES
Commitments
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to our facility leases, purchases of inventory, debt obligations, and other purchase obligations.
Purchase Obligations

Purchase obligations primarily represent minimum purchase commitments for inventory. As of June 30, 2018, our minimum purchase commitments totaled $27.1 million.
Contingent Consideration Related to Business Combinations
In connection with our acquisition of Lumara Health in November 2014, we agreed to pay up to $350.0 million based on the achievement of certain sales milestones, of which $150.0 million has been paid. As of June 30, 2018, we have reversed the accrual for a $50.0 million milestone payment based on actual Makena net sales to date and our expectations for future performance, which indicated that achievement of the future milestone is not probable. As we update our analysis in future periods, actual results may vary significantly from the estimated results, which are reliant on a number of external factors as well as the exercise of judgment.
Contingent Regulatory and Commercial Milestone Payments
In connection with an agreement (the “Endoceutics License Agreement”) entered into with Endoceutics, Inc. (“Endoceutics”), we are required to pay Endoceutics certain sales milestone payments, including a first sales milestone payment of $15.0 million, which would be triggered when Intrarosa annual net U.S. sales exceed $150.0 million, and a second milestone payment of $30.0 million, which would be triggered when annual net U.S. sales of Intrarosa exceed $300.0 million. If annual net U.S. sales of Intrarosa exceed $500.0 million, there are additional sales milestone payments totaling up to $850.0 million, which would be triggered at various sales thresholds. We are also obligated to pay tiered royalties to Endoceutics equal to a percentage of net sales of Intrarosa in the U.S. ranging from mid-teens for calendar year net sales up to $150.0 million to mid twenty percent for any calendar year net sales that exceed $1.0 billion for the commercial life of Intrarosa, with deductions (a) after the later of (i) the expiration date of the last to expire of a licensed patent containing a valid patent claim or (ii) ten years after the first commercial sale of Intrarosa for the treatment of vulvar and vaginal atrophy (“VVA”) or female sexual dysfunction (“FSD”) in the U.S. (as applicable), (b) for generic competition and (c) for third party payments, subject to an aggregate cap on such deductions of royalties otherwise payable to Endoceutics.
In connection with a license agreement we entered into with Palatin Technologies, Inc. (“Palatin”) in January 2017 (the “Palatin License Agreement”), we are required to pay Palatin up to $380.0 million in regulatory and commercial milestone payments, of which $20.0 million was paid in the second quarter of 2018 following the acceptance by the FDA of our New Drug Application (“NDA”) for bremelanotide. As of June 30, 2018, the remaining potential milestone payments include $60.0 million upon FDA approval of bremelanotide and up to $300.0 million of aggregate sales milestone payments upon the achievement of certain annual net sales milestones over the course of the license. We are also obligated to pay Palatin tiered royalties on annual net sales of bremelanotide and any other products containing bremelanotide (collectively, the “Bremelanotide Products”), on a product-by-product basis, in the Palatin Territory ranging from the high-single digits to the low double-digits.
In July 2015, we entered into an option agreement with Velo Bio, LLC, a privately-held life-sciences company (“Velo”) that granted us an option to acquire the global rights (the “DIF Rights”) to an orphan drug candidate, digoxin immune fab (“DIF”), a poly clonal antibody in clinical development for the treatment of severe preeclampsia in pregnant woman. If we exercise the option to acquire the DIF Rights, we will be responsible for payments totaling up to $65.0 million (including the payment of the option exercise price and the regulatory milestone payments) and up to an additional $250.0 million in sales milestone payments based on the achievement of annual sales milestones at targets ranging from $100.0 million to $900.0 million. See Note Q, “Collaboration, License and Other Strategic Agreements,” for more information on the Velo option. Velo began its Phase 2b/3a clinical study in the second quarter of 2017, and until we exercise our option, no contingent amounts related to this agreement have been recorded in our condensed consolidated financial statements as of June 30, 2018.
In connection with a development and license agreement (the “Antares License Agreement”) with Antares Pharma, Inc. (“Antares”), we are required to pay royalties to Antares on net sales of the Makena auto-injector commencing on the launch of the Makena auto-injector in a particular country until the Makena auto-injector is no longer sold or offered for sale in such country or the Antares License Agreement is terminated (the “Antares Royalty Term”). The royalty rates range from high single digit to low double digits and are tiered based on levels of net sales of the Makena auto-injector and decrease after the expiration of licensed patents or where there are generic equivalents to the Makena auto-injector being sold in a particular country. Antares is also entitled to sales-based milestone payments upon the achievement of certain annual net sales.
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
Sandoz Patent Infringement Lawsuit
In March 2016, we initiated a patent infringement suit regarding an Abbreviated New Drug Application submitted to the FDA by Sandoz Inc. (“Sandoz”) requesting approval to engage in commercial manufacture, use and sale of a generic version of ferumoxytol. On March 23, 2018, we and Sandoz entered a stipulation of dismissal in the United States District Court for the District of New Jersey pursuant to a settlement agreement that dismissed and resolved this action. According to the terms of the settlement, if Sandoz receives FDA approval by a certain date, Sandoz may launch its generic version of Feraheme on July 15, 2021, or earlier under certain circumstances customary for settlement agreements of this nature. Sandoz will pay a royalty on the sales of its generic version of Feraheme to us until the expiration of the last Feraheme patent listed in the Orange Book. If Sandoz is unable to secure approval by such date, Sandoz will launch an authorized generic version of Feraheme on July 15, 2022 for up to twelve months. Sandoz’s right to distribute, and our obligation to supply, the authorized generic product shall be in accordance with standard commercial terms and profit splits.

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

We may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us as of June 30, 2018.

Q.     COLLABORATION, LICENSE AND OTHER STRATEGIC AGREEMENTS
Our commercial strategy includes expanding our portfolio through the in-license or acquisition of additional pharmaceutical products or companies, including revenue-generating commercial products and late-state development assets as well as forming alliances with other companies to facilitate the sale and distribution of our products. As of June 30, 2018, we were a party to the following collaborations and license agreements:
Prasco
In anticipation of the entry of generic competition to our branded Makena intramuscular product following the February 2018 expiration of Makena’s orphan drug exclusivity, we entered into a Distribution and Supply Agreement (the “Prasco Agreement”) with Prasco, LLC (“Prasco”). The Prasco Agreement grants Prasco an exclusive, non-sublicensable, nontranferable license to purchase, distribute and sell a generic version of Makena in the U.S. In July 2018, following the approval by the FDA of a generic version of the Makena single-dose intramuscular injection in late June 2018, in order to participate in the generic market, we authorized Prasco to launch the authorized generic of both the single-dose and multi-dose intramuscular injection of Makena. Under the Prasco Agreement, we are responsible for the manufacture and supply of the generic Makena product to Prasco at a predetermined supply price and Prasco is also required to pay us a certain percentage of the net distributable profits from the sale of the generic Makena product. Pursuant to the terms of the Prasco Agreement, in certain circumstances we may be required to pay penalties if we fail to supply a certain percentage of product ordered by Prasco. The Prasco Agreement will continue for a set period of time, including mutually agreed to additional renewals, but is subject to early termination by us for convenience after a certain period of time or if Prasco is subject to a change of control or by either party for, among other things, uncured breach by or bankruptcy of the other party or for lack of commercial viability, FDA notice, or by mutual agreement.
Antares
Through our acquisition of Lumara Health, we are party to the Antares License Agreement, which grants us an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to certain intellectual property rights, including know-how, patents and trademarks, to develop, use, sell, offer for sale and import and export the Makena auto-injector. Under the Antares License Agreement, we are responsible for the clinical development and preparation, submission and maintenance of all regulatory applications in each country where we desire to market and sell the Makena auto-injector, including the U.S. We are required to pay royalties to Antares on net sales of the Makena auto-injector for the Antares Royalty Term. The royalty rates range from high single digit to low double digits and are tiered based on levels of net sales of the Makena auto-injector and decrease after the expiration of licensed patents or where there are generic equivalents to the Makena auto-injector being sold in a particular country. In addition, we are required to pay Antares sales milestone payments upon the achievement of certain annual net sales. The Antares License Agreement terminates at the end of the Antares Royalty Term, but is subject to early termination by us for convenience and by either party upon an uncured breach by or bankruptcy of the other party. In March 2018, the Antares License Agreement was amended to, among other things, transfer the agreement to AMAG from our subsidiary, amend certain confidentiality provisions, and to provide for co-termination with the Antares Manufacturing Agreement (described below).
We are also party to a Manufacturing Agreement with Antares (the “Antares Manufacturing Agreement”) that sets forth the terms and conditions pursuant to which Antares agreed to sell to us on an exclusive basis, and we agreed to purchase, the fully packaged Makena auto-injector for commercial distribution. Antares remains responsible for the manufacture and supply of the device components and assembly of the Makena auto-injector. We are responsible for the supply of the drug to be used in the assembly of the finished auto-injector product. The Antares Manufacturing Agreement terminates at the expiration or earlier termination of the Antares License Agreement, but is subject to early termination by us for certain supply failure situations, and by either party upon an uncured breach by or bankruptcy of the other party or our permanent cessation of commercialization of the Makena auto-injector for efficacy or safety reasons.
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
Upon the closing of the Endoceutics License Agreement, we made an upfront payment of $50.0 million and issued 600,000 shares of unregistered common stock to Endoceutics, which had a value of $13.5 million, as measured on April 3, 2017, the date of closing. In addition, we paid Endoceutics $10.0 million in the third quarter of 2017 upon the delivery by Endoceutics of Intrarosa launch quantities and $10.0 million in the second quarter of 2018 following the first anniversary of the closing. In the second quarter of 2017, we recorded a total of $83.5 million of consideration, of which $77.7 million was allocated to the Intrarosa developed technology intangible asset and $5.8 million was recorded as IPR&D expense based on their relative fair values.
In addition, we also pay tiered royalties to Endoceutics equal to a percentage of net sales of Intrarosa in the U.S. ranging from mid-teens for calendar year net sales up to $150.0 million to mid twenty percent for any calendar year net sales that exceed $1.0 billion for the commercial life of Intrarosa, with deductions (a) after the later of (i) the expiration date of the last to expire of a licensed patent containing a valid patent claim or (ii) ten years after the first commercial sale of Intrarosa for the treatment of VVA or FSD in the U.S. (as applicable), (b) for generic competition and (c) for third party payments, subject to an aggregate cap on such deductions of royalties otherwise payable to Endoceutics. Endoceutics is also eligible to receive certain sales milestone payments, including a first sales milestone payment of $15.0 million, which would be triggered when Intrarosa annual net U.S. sales exceed $150.0 million, and a second milestone payment of $30.0 million, which would be triggered when annual net U.S. sales of Intrarosa exceed $300.0 million. If annual net U.S. sales of Intrarosa exceed $500.0 million, there are additional sales milestone payments totaling up to $850.0 million, which would be triggered at various sales thresholds.
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
We have the exclusive right to commercialize Intrarosa for the treatment of VVA and FSD in the U.S., subject to the terms of the Endoceutics License Agreement, including having final decision making authority with respect to commercial strategy, pricing and reimbursement and other commercialization matters. We have agreed to use commercially reasonable efforts to market, promote and otherwise commercialize Intrarosa for the treatment of VVA and, if approved, FSD in the U.S. Endoceutics has the right to directly conduct additional commercialization activities for Intrarosa for the treatment of VVA and FSD in the U.S. and has the right to conduct activities related generally to the field of intracrinology, in each case, subject to our review and approval and our right to withhold approval in certain instances. Each party’s commercialization activities and budget are described in a commercialization plan, which is updated annually.
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
Palatin
In January 2017, we entered into the Palatin License Agreement with Palatin under which we acquired (a) an exclusive license in all countries of North America (the “Palatin Territory”), with the right to grant sub-licenses, to research, develop and commercialize the Bremelanotide Products, an investigational product designed to be a treatment for HSDD in pre-menopausal women, (b) a worldwide non-exclusive license, with the right to grant sub-licenses, to manufacture the Bremelanotide Products, and (c) a non-exclusive license in all countries outside the Palatin Territory, with the right to grant sub-licenses, to research and develop (but not commercialize) the Bremelanotide Products. Following the satisfaction of the conditions to closing under the Palatin License Agreement, the transaction closed in February 2017. We accounted for the Palatin License Agreement as an asset acquisition under ASU No. 2017-01.
Under the terms of the Palatin License Agreement, in February 2017 we paid Palatin $60.0 million as a one-time upfront payment and subject to agreed-upon deductions reimbursed Palatin approximately $25.0 million for reasonable, documented, out-of-pocket expenses incurred by Palatin in connection with the development and regulatory activities necessary to submit an NDA in the U.S. for bremelanotide for the treatment of HSDD in pre-menopausal women. During 2017, we fulfilled these payment obligations to Palatin. The $60.0 million upfront payment made in February 2017 to Palatin was recorded as IPR&D expense as the product candidate had not received regulatory approval. In June 2018, our NDA submission to the FDA for bremelanotide was accepted, which triggered the payment of a$20.0 million milestone obligation, which we paid in the second quarter of 2018 and recorded as an IPR&D expense in the first quarter of 2018 when acceptance was deemed probable.
In addition, the Palatin License Agreement requires us to make contingent payments of (a) $60.0 million upon FDA approval of bremelanotide, and (b) up to $300.0 million of aggregate sales milestone payments upon the achievement of certain annual net sales milestones over the course of the license. The first sales milestone payment of $25.0 million will be triggered when bremelanotide annual net sales exceed $250.0 million. We are also obligated to pay Palatin tiered royalties on annual net sales in North America of the Bremelanotide Products, on a product-by-product basis, in the Palatin Territory ranging from the high-single digits to the low double-digits. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (a) the earliest date on which there are no valid claims of Palatin patent rights covering such Bremelanotide Product in such country, (b) the expiration of the regulatory exclusivity period for such Bremelanotide Product in such country and (c) 10 years following the first commercial sale of such Bremelanotide Product in such country. These royalties are subject to reduction in the event that: (a) we must license additional third-party intellectual property in order to develop, manufacture or commercialize a Bremelanotide Product or (b) generic competition occurs with respect to a

Bremelanotide Product in a given country, subject to an aggregate cap on such deductions of royalties otherwise payable to Palatin. After the expiration of the applicable royalties for any Bremelanotide Product in a given country, the license for such Bremelanotide Product in such country would become a fully paid-up, royalty-free, perpetual and irrevocable license. The Palatin License Agreement expires on the date of expiration of all royalty obligations due thereunder, unless earlier terminated in accordance with the Palatin License Agreement.
Velo
In July 2015, we entered into an option agreement with Velo, a privately held life-sciences company that granted us an option to acquire the rights to an orphan drug candidate, DIF, a polyclonal antibody in clinical development for the treatment of severe preeclampsia in pregnant women. We made an upfront payment of $10.0 million in 2015 for the option to acquire the DIF Rights. DIF has been granted both orphan drug and fast-track review designations by the FDA for use in treating severe preeclampsia. Under the option agreement, Velo will conduct a Phase 2b/3a clinical study, which began in the second quarter of 2017. Following the conclusion of the DIF Phase 2b/3a study, we may terminate, or, for additional consideration, exercise or extend, our option to acquire the DIF Rights. If we exercise the option to acquire the DIF Rights, we would be responsible for additional clinical, regulatory and other costs in pursuing FDA approval, and would be obligated to pay to Velo certain milestone payments and single-digit royalties based on regulatory approval and commercial sales of the product. If we exercise the option, we will be responsible for payments totaling up to $65.0 million (including the payment of the option exercise price and the regulatory milestone payments) and up to an additional $250.0 million in sales milestone payments based on the achievement of annual sales milestones at targets ranging from $100.0 million to $900.0 million. In the event the royalty rate applicable to the quarter in which a milestone payment threshold is first achieved is zero, the applicable milestone payment amount will increase by 50%.
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
R.     DEBT
Our outstanding debt obligations as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
2023 Senior Notes	$466,906	$466,291
2022 Convertible Notes	254,902	248,194
2019 Convertible Notes	20,727	20,198
Total long-term debt	742,535	734,683
Less: current maturities	20,727	—
Long-term debt, net of current maturities	$721,808	$734,683

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

In October 2017, we repurchased $25.0 million of the 2023 Senior Notes in a privately negotiated transaction, resulting in a loss on extinguishment of debt of $1.1 million. At June 30, 2018, the principal amount of the outstanding borrowings was $475.0 million and the carrying value of the outstanding borrowings, net of issuance costs and other lender fees and expenses, was $466.9 million.

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

Convertible Notes
The outstanding balances of our Convertible Notes as of June 30, 2018 consisted of the following (in thousands):

	2022 Convertible Notes	2019 Convertible Notes	Total
Liability component:
Principal	$320,000	$21,417	$341,417
Less: debt discount and issuance costs, net	65,098	690	65,788
Net carrying amount	$254,902	$20,727	$275,629
Equity Component	$72,576	$9,905	$82,481
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
2022 Convertible Notes
In the second quarter of 2017, we issued $320.0 million aggregate principal amount of convertible senior notes due in 2022 (the “2022 Convertible Notes”) and received net proceeds of $310.4 million from the sale of the 2022 Convertible Notes, after deducting fees and expenses of $9.6 million. The approximate $9.6 million of debt issuance costs primarily consisted of underwriting, legal and other professional fees, and we allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total $9.6 million of debt issuance costs, $2.2 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $7.4 million was allocated to the liability component and is now recorded as a reduction of the 2022 Convertible Notes in our condensed consolidated balance sheets. The portion allocated to the liability component is amortized to interest expense using the effective interest method over five years.
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
On or after March 1, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The 2022 Convertible Notes were not convertible as of June 30, 2018.
We determined the expected life of the debt was equal to the five-year term on the 2022 Convertible Notes. The effective interest rate on the liability component was 9.49% for the period from the date of issuance through June 30, 2018. As of June 30, 2018, the “if-converted value” did not exceed the remaining principal amount of the 2022 Convertible Notes.
2019 Convertible Notes
In February 2014, we issued $200.0 million aggregate principal amount of the 2019 Convertible Notes. We received net proceeds of $193.3 million from the sale of the 2019 Convertible Notes, after deducting fees and expenses of $6.7 million. We used $14.1 million of the net proceeds from the sale of the 2019 Convertible Notes to pay the cost of the convertible bond hedges, as described below (after such cost was partially offset by the proceeds to us from the sale of warrants in the warrant transactions described below). In May 2017 and September 2017, we entered into privately negotiated transactions with certain investors to repurchase approximately $158.9 million and $19.6 million, respectively, aggregate principal amount of the 2019 Convertible Notes for an aggregate repurchase price of approximately $171.3 million and $21.4 million, respectively, including accrued interest. Pursuant to ASC Topic 470, Debt, the accounting for the May 2017 repurchase of the 2019 Convertible Notes was evaluated on a creditor-by-creditor basis with regard to the 2022 Convertible Notes to determine modification versus extinguishment accounting. We concluded that the May 2017 repurchase of the 2019 Convertible Notes should be accounted for as an extinguishment and we recorded a debt extinguishment gain of $0.2 million related to the difference between the consideration paid, the fair value of the liability component and carrying values at the repurchase date. As a result of the September 2017 repurchase of the 2019 Convertible Notes, we recorded a debt extinguishment loss of $0.3 million related to the difference between the consideration paid, the fair value of the liability component and carrying value at the repurchase date.
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
The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends. Beginning on or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2019 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder. The 2019 Convertible Notes were convertible as of June 30, 2018.
We determined the expected life of the debt was equal to the five-year term of the 2019 Convertible Notes. The effective interest rate on the liability component was 7.79% for the period from the date of issuance through June 30, 2018. As of June 30, 2018, the “if-converted value” did not exceed the remaining principal amount of the 2019 Convertible Notes.
Convertible Notes Interest Expense
The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$2,734	$1,943	$5,468	$3,193
Amortization of debt issuance costs	347	321	685	596
Amortization of debt discount	3,313	2,716	6,550	4,644
Total interest expense	$6,394	$4,980	$12,703	$8,433
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
As of June 30, 2018, the remaining bond hedge transactions covered approximately 0.8 million shares of our common stock underlying the remaining $21.4 million principal amount of the 2019 Convertible Notes. The convertible bond hedges have an exercise price of approximately $27.09 per share, subject to adjustment upon certain events, and are exercisable when and if the 2019 Convertible Notes are converted. If upon conversion of the 2019 Convertible Notes, the price of our common stock is above the exercise price of the convertible bond hedges, the call spread counterparties will deliver shares of our common stock and/or cash with an aggregate value equal to the approximate difference between the price of our common stock at the conversion date and the exercise price, multiplied by the number of shares of our common stock underlying the convertible bond hedges being exercised. The convertible bond hedges were separate transactions entered into by us and were not part of the terms of the 2019 Convertible Notes or the warrants, discussed below. Holders of the 2019 Convertible Notes will not have any rights with respect to the convertible bond hedges.
As of June 30, 2018, the remaining warrant transactions covered approximately 1.0 million shares of our common stock underlying the remaining $21.4 million principal amount of the 2019 Convertible Notes. The initial exercise price of the warrants is $34.12 per share, subject to adjustment upon certain events, which was 70% above the last reported sale price of our common stock of $20.07 on February 11, 2014. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock, as measured under the terms of the warrants, exceeds the applicable exercise price of the warrants. The warrants were issued to the call spread counterparties pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.
Future Payments
Future annual principal payments on our long-term debt as of June 30, 2018 were as follows (in thousands):

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
T.     RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the standard on January 1, 2018 using the retrospective approach and modified the presentation of our condensed consolidated statements of cash flows in accordance with the standard. The adoption of ASU 2016-18 did not have a material impact on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. We adopted the standard on January 1, 2018 using the retrospective approach. The adoption of ASU 2016-15 did not have a material impact on our condensed consolidated financial statements.
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

Examples of forward-looking statements contained in this report include, without limitation, statements regarding the following: plans to continue to expand the impact of our current and future products for patients by delivering on our growth strategy, which includes the pursuit of additional products and companies; the timing of additional generic competition to the Makena intramuscular (“IM”) product and the impact of generic competition on sales and rebates; expectations related to our filing of a supplemental New Drug Application (“NDA”) for the treatment of HSDD in post-menopausal women with Intrarosa; anticipated clinical, developmental, regulatory and other undertakings and cooperation efforts by our licensing parties; the impact and benefits of the CBR disposition and transitional services; expectations regarding our intellectual property, including patent protection and related litigation, and the impact and timing that generic and other competition could have on our business; beliefs regarding the intellectual property of our licensing and collaboration partners, and our rights to such property; the market opportunities for each of our products; plans regarding our sales and marketing initiatives; expectations regarding our future sales of Feraheme, Intrarosa and Makena; our expectations that we will have sufficient supply of the Makena product to meet demands; the impact of our license and collaboration agreements on our results of operations; our expectation of costs to be incurred in connection with, and revenue sources to fund, our future operations; our expectations regarding the contribution of revenues from our products to the funding of our ongoing operations; expectations regarding the manufacture of all drug substance, drug products and key materials at our third-party manufacturers or suppliers; our expectations regarding customer returns and other revenue-related reserves and accruals; estimates regarding our effective tax rate and our ability to realize our net operating loss carryforwards and other tax attributes; the impact of accounting pronouncements; expectations regarding our financial results, including revenues, product sales allowances and accruals, cost of product sales, research and development expenses, selling, general and administrative expenses, amortization and other income (expense); our investing activities and the impact of our operations on our cash, cash equivalents and marketable securities balances; our expectations that cash, cash equivalents and marketable securities will be positively impacted by cash from operations for the remainder of 2018; our belief that we will fund our current and planned operating requirements through our cash flow from operations; our belief that our cash, cash equivalents and marketable securities as of June 30, 2018, and the cash we currently expect to receive, will be sufficient to satisfy our cash flow needs for the foreseeable future (including the remainder of 2018); expectations related to the timing and amounts of milestone payments to former Lumara Health security holders, Palatin and Endoceutics; estimates and beliefs related to our debt, including our beliefs related to the repayment of the 2023 Senior Notes; the valuation of certain intangible assets, goodwill, contingent consideration, debt and other assets and liabilities, including our methodology and assumptions regarding fair value measurements; the manner in which we intend or are required to settle the conversion of our 2023 Senior Notes, 2022 Convertible Notes and 2019 Convertible Notes; the timing and amounts (if any) of share repurchases; and our expectations for our cash, revenue, cash equivalents, marketable securities balances, capital needs and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.

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

Overview
AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a biopharmaceutical company focused on bringing innovative products to patients with unmet medical needs. We do this by leveraging our development and commercial expertise to invest in and grow our pharmaceutical products across a range of therapeutic areas, including women’s health. In addition, we seek to collaborate on and acquire promising therapies at various stages of development, and advance them through the clinical and regulatory process to deliver new treatment options to patients. Our currently marketed products support the health of patients in the areas of maternal and women’s health, anemia management and cancer supportive care, including Makena® (hydroxyprogesterone caproate injection), Intrarosa® (prasterone) vaginal inserts, Feraheme® (ferumoxytol injection) for intravenous (“IV”) use, and MuGard® Mucoadhesive Oral Wound Rinse. In addition, we have the rights to research, develop and commercialize bremelanotide in North America.
Since August 2015, we have provided services related to the preservation of umbilical cord blood stem cell and cord tissue units operated through Cord Blood Registry® (“CBR”). On June 14, 2018, we entered into a Stock Purchase Agreement with GI Chill Acquisition LLC, an affiliate of GI Partners, a private equity investment firm (together “GI”), pursuant to which we agreed to sell our wholly-owned subsidiary, CBR Acquisition Holdings Corp, and the CBR business to GI for $530.0 million in cash, subject to ordinary purchase price adjustments. The transaction is expected to close in mid-August 2018, subject to, among other things, no material adverse events occurring prior to closing, delivery by us of certain property-related items, and other customary conditions. For additional information, see Note C “Discontinued Operations and Held for Sale” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
We intend to expand the impact of our current and future products for patients by delivering on our growth strategy, which includes organic growth, as well as the pursuit of additional products and companies that align with our existing therapeutic areas or that could benefit from our proven core competencies. Our primary sources of revenue are from product sales of Makena, Feraheme and Intrarosa. Except as otherwise stated below, the following discussions of our results of operations reflect the results of our continuing operations, excluding the results related to the CBR business. The CBR business has been separated from continuing operations and reflected as a discontinued operation. See Note C, “Discontinued Operations and Held for Sale” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
AMAG’s Portfolio of Products and Product Candidates
Makena
Makena is indicated to reduce the risk of preterm birth in women pregnant with a single baby who have a history of singleton spontaneous preterm birth. We acquired the rights to Makena in connection with our acquisition of Lumara Health Inc. in November 2014. Makena was approved by the U.S. Food and Drug Administration (the “FDA”) in February 2011 as an intramuscular (“IM”) injection (the “Makena IM product”) packaged in a multi-dose vial and in February 2016 as a single-dose preservative-free vial. The orphan drug exclusivity period that was granted to the Makena IM product in 2011 expired in February 2018. In late June 2018, a generic version of the single-dose IM injection was approved by the FDA. In July 2018, we launched our own authorized generic of both the single-dose IM injection and the multi-dose vial through our generic partner, Prasco, LLC. As a result of this partnership, we are able to provide patients and healthcare providers with access to therapeutically equivalent versions of the branded Makena intramuscular injection.
In February 2018, Makena was approved by the FDA for administration via a pre-filled subcutaneous auto-injector (the “Makena auto-injector”), a drug-device combination product. The Makena auto-injector offers an alternative administration option for patients and providers and was designed with features, such as a shorter, thinner, non-visible needle compared to the Makena IM product, to help address some of the known barriers to treatment of recurrent preterm birth, including the lack of patient acceptance and adherence. Our commercial strategy for Makena currently focuses on driving awareness of the availability and benefits of the Makena auto-injector and converting current IM prescribers to the Makena auto-injector.
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
The recently expanded Feraheme label is supported by two positive pivotal Phase 3 trials which evaluated Feraheme versus iron sucrose or placebo in a broad population of patients with IDA. It was also supported by positive results from a third Phase 3 randomized, double-blind non-inferiority trial that evaluated the incidence of moderate-to-severe hypersensitivity reactions (including anaphylaxis) and moderate-to-severe hypotension with Feraheme compared to Injectafer® (ferric carboxymaltose injection) (the “Feraheme comparator trial”). This Feraheme comparator trial demonstrated non-inferiority to Injectafer® based on the primary endpoint of the incidence of moderate-to-severe hypersensitivity reactions (including anaphylaxis) and moderate-to-severe hypotension (Feraheme incidence 0.6%; Injectafer® incidence 0.7%). Adverse event rates were similar across both treatment groups; however, the incidence of severe hypophosphatemia (defined by blood phosphorous of <0.6 mmol/L at week 2) was less in the patients receiving Feraheme (0.4% of patients) compared to those receiving Injectafer® (38.7% of patients).

In March 2018, we entered a stipulation of dismissal with Sandoz, Inc. in the United States District Court for the District of New Jersey, pursuant to a settlement agreement, that dismissed and resolved the Feraheme patent litigation described in more detail in Note P, “Commitments and Contingencies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Intrarosa
In February 2017, we entered into a license agreement (the “Endoceutics License Agreement”) with Endoceutics, Inc. (“Endoceutics”) pursuant to which Endoceutics granted us rights to Intrarosa, an FDA-approved product for the treatment of moderate to severe dyspareunia (pain during sexual intercourse), a symptom of vulvar and vaginal atrophy (“VVA”), due to menopause.

Intrarosa was approved by the FDA in November 2016 and was commercially launched in July 2017. Intrarosa is the only FDA-approved, vaginally administered, daily non-estrogen steroid, which is prescribed for the treatment of moderate to severe dyspareunia, a symptom of VVA, due to menopause. Intrarosa contains prasterone, a synthetic version of the inactive endogenous (i.e. occurring in the body) sex hormone precursor, dehydroepiandrosterone. Prasterone is converted by enzymes in the body into androgens and estrogens to help restore the vaginal tissue as indicated by improvements in the percentage of superficial cells, parabasal cells, and pH. The mechanism of action of Intrarosa is not fully established. The effectiveness of Intrarosa on moderate to severe dyspareunia in post-menopausal women was examined in two primary 12-week placebo-controlled efficacy trials. All women in both studies were assessed for improvement from baseline to week 12 for four co-primary efficacy endpoints: (a) most bothersome symptom (moderate to severe dyspareunia), (b) the percentage of vaginal superficial cells, (c) the percentage of parabasal cells, and (d) vaginal pH. All primary endpoints were statistically significant. Women taking Intrarosa experienced a significant reduction in moderate to severe dyspareunia, as well as statistically significant improvements in the percentage of vaginal superficial cells, parabasal cells and vaginal pH.

Endoceutics initiated a clinical study in the third quarter of 2017 to support an application for U.S. regulatory approval of Intrarosa for the treatment of hypoactive sexual desire disorder (“HSDD”) in post-menopausal women. We and Endoceutics have agreed to share the direct costs related to two clinical studies based upon a negotiated allocation with us funding up to $20.0 million, including the HSDD trial. If the studies are successful, we will file a supplemental New Drug Application (“sNDA”) with the FDA for the treatment of HSDD in post-menopausal women. Furthermore, each party’s commercialization activities and budget are described in a commercialization plan, which is updated annually. Additional details regarding the Endoceutics License Agreement can be found in Note Q, “Collaboration, License and Other Strategic Agreements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Bremelanotide
In January 2017, we entered into a license agreement with Palatin Technologies, Inc. (“Palatin”) pursuant to which Palatin granted us the North American rights to research, develop and commercialize bremelanotide, which is being developed for the treatment of HSDD, the most common type of female sexual dysfunction, in pre-menopausal women. In June 2018, the FDA accepted our bremelanotide NDA for the treatment of HSDD in pre-menopausal women. The Prescription Drug User Fee Act (“PDUFA”) date for completion of FDA review of the bremelanotide NDA is March 23, 2019 and we expect an Advisory Committee meeting for bremelanotide to be held in early 2019. Additional details regarding the license with Palatin (the “Palatin License Agreement”) can be found in Note Q, “Collaboration, License and Other Strategic Agreements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Except as described in Note B, “Basis of Presentation and Summary of Significant Accounting Policies,” and Note D, “Revenue Recognition,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, with respect to changes in our revenue recognition policy related to our adoption of the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2018, compared to the critical accounting policies and estimates disclosed in Part II, Item 7, of our Annual Report.
Results of Operations - Three Months Ended June 30, 2018 and 2017
Revenues
Total revenues for the three months ended June 30, 2018 and 2017 consisted of the following (in thousands except for percentages):

	Three Months Ended June 30,		2018 to 2017
	2018	2017	$ Change	% Change
Product sales, net
Makena	$105,172	$102,681	$2,491	2%
Feraheme	37,699	27,475	10,224	37%
Intrarosa	3,241	—	3,241	—
MuGard	107	186	(79)	(42)%
Total	146,219	130,342	15,877	12%
Other revenues	35	29	6	21%
Total revenues	$146,254	$130,371	$15,883	12%

Product Sales
Total gross product sales were offset by product sales allowances and accruals for the three months ended June 30, 2018 and 2017 as follows (in thousands, except for percentages):

	Three Months Ended June 30,				2018 to 2017
	2018	Percent of gross product sales	2017	Percent of gross product sales	$ Change	% Change
Gross product sales	$297,732		$234,354		$63,378	27%
Provision for product sales allowances and accruals:
Contractual adjustments	111,539	37%	75,684	32%	35,855	47%
Governmental rebates	39,974	13%	28,328	12%	11,646	41%
Total	151,513	51%	104,012	44%	47,501	46%
Product sales, net	$146,219		$130,342		$15,877	12%

Gross product sales increased by $63.4 million, or approximately 27%, during the three months ended June 30, 2018 as compared to the same period in 2017, primarily due to increases of Feraheme, Makena and Intrarosa gross sales of $32.0 million, $23.4 million, and $8.0 million, respectively. The total increase in gross product sales was partially offset by $47.5 million of additional allowances and accruals for the three months ended June 30, 2018, as compared to the same period in 2017, as discussed below.
Net product sales increased by $15.9 million, or approximately 12%, during the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to a $10.2 million increase in net Feraheme sales, a $2.5 million increase in net Makena sales and $3.2 million of net sales of Intrarosa, which was commercially launched in July 2017. We expect that sales of Feraheme and Intrarosa will increase for the remainder of 2018 driven by a combination of volume and price. In addition, we expect overall Makena net sales to decline for the remainder of 2018 primarily due to volume and pricing pressure as a result of the June 2018 approval of a generic hydroxyprogesterone caproate product, the expectation of additional generic competitors in the market and certain manufacturing-related delays resulting in periodic supply limitations for the single-dose vial presentation. The impact of generic competition to Makena will depend on the timing, number and behavior of these generic competitors. We anticipate that such decline will be partially offset by increased Makena auto-injector sales and revenues from our authorized generic partner.
Product Sales Allowances and Accruals
We record product revenue net of certain allowances and accruals in our condensed consolidated statements of operations. Our contractual adjustments include provisions for returns, pricing and prompt payment discounts, as well as wholesaler distribution fees, rebates to hospitals that qualify for 340B pricing, and volume-based and other commercial rebates. Governmental rebates relate to our reimbursement arrangements with state Medicaid programs. The increases in contractual adjustments and governmental rebates as a percentage of gross product sales primarily related to a higher mix of business through commercial and Medicaid rebates than historically realized. Given that generic competition for the Makena IM product entered the market in June 2018, we expect these adjustments to continue to increase going forward. The extent of the impact to allowances and accruals related to the Makena IM product is dependent on the timing, number and behavior of current and additional generic entrants.
We did not materially adjust our product sales allowances and accruals during the three months ended June 30, 2018 or 2017. If we determine in future periods that our actual experience is not indicative of our expectations, if our actual experience changes, or if other factors affect our estimates, we may be required to adjust our allowances and accruals estimates, which would affect our net product sales in the period of the adjustment and could be significant.
Costs and Expenses
Cost of Product Sales
Cost of product sales for the three months ended June 30, 2018 and 2017 were as follows (in thousands except for percentages):

	Three Months Ended June 30,		2018 to 2017
	2018	2017	$ Change	% Change
Cost of product sales	$76,776	$32,101	$44,675	>100%
Percentage of net product sales	53%	25%
The $44.7 million increase in our cost of product sales for the three months ended June 30, 2018 as compared to the same period in 2017 was primarily attributable to a $36.4 million increase in amortization expense, substantially all of which was related to the Makena base technology intangible asset. The remaining increase primarily due to reallocation of headcount costs from research and development expenses to cost of product sales following the February 2018 regulatory approvals related to Feraheme and Makena as well as an increase in royalty obligations primarily related to the Makena auto-injector product and, to a lesser degree, Intrarosa.
We expect our cost of product sales, as a percentage of net product sales, to increase for the remainder of 2018 as compared to the first half of 2018 primarily due to continued amortization of our intangible assets, potential pricing pressure associated with generic competition of the Makena IM product and royalty obligations.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2018 and 2017 consisted of the following (in thousands except for percentages):

	Three Months Ended June 30,		2018 to 2017
	2018	2017	$ Change	% Change
External research and development expenses
Feraheme-related costs	$830	$4,924	$(4,094)	(83)%
Makena-related costs	1,326	2,755	(1,429)	(52)%
Bremelanotide-related costs	3,611	15,636	(12,025)	(77)%
Intrarosa-related costs	1,804	1,116	688	62%
Other external costs	75	767	(692)	(90)%
Total	7,646	25,198	(17,552)	(70)%
Internal research and development expenses	4,047	5,060	(1,013)	(20)%
Total research and development expenses	$11,693	$30,258	$(18,565)	(61)%

Total research and development expenses incurred in the three months ended June 30, 2018 decreased by $18.6 million, or 61%, as compared to the same period in 2017. The $12.0 million decrease of bremelanotide-related costs reflects the completion of certain agreed-upon Palatin reimbursement costs incurred in 2017 in preparation for the March 2018 NDA submission, partially offset by costs associated with manufacturing process development and the manufacture of drug product for bremelanotide. Feraheme-related costs decreased $4.1 million due to the completion of the IDA study in 2017, partially offset by costs related to the ongoing pediatric study. Makena-related costs reflect a $1.4 million decline due to the completion of the Makena auto-injector development program in 2017. The decreased spend for Feraheme, Makena and bremelanotide was partially offset by an increase of $0.7 million of Intrarosa-related costs in connection with our reimbursement of costs to Endoceutics associated with certain clinical studies for Intrarosa.
We expect our research and development expenses to increase during the remainder of 2018, as we invest in studies that could potentially expand the label for Intrarosa as well as costs incurred to prepare for an Advisory Committee meeting for bremelanotide anticipated to take place in early 2019. In addition, we expect to incur increased costs associated with manufacturing process development and the manufacture of drug product for bremelanotide to support its ultimate commercialization. We cannot determine with certainty the duration and completion costs of our current or future clinical trials of our products or product candidates as the duration, costs and timing of clinical trials depends on a variety of factors including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation.
Acquired In-Process Research and Development
We did not record any IPR&D expenses during the three months ended June 30, 2018. During the three months ended June 30, 2017, we recorded IPR&D expense of $5.8 million which represented a portion of the $83.5 million of consideration recorded to date for Intrarosa under the terms of the Endoceutics License Agreement. The $83.5 million consideration for Intrarosa reflects the $50.0 million upfront payment, 600,000 shares of our common stock, having a value of $13.5 million, as measured on April 3, 2017, the date of closing, a $10.0 million payment made in the third quarter of 2017 upon delivery of the initial Intrarosa commercial launch supply, and a $10.0 million payment made in the second quarter of 2018 following the first anniversary of the closing. The $5.8 million recorded in IPR&D expense in 2017 was based on our determination that this portion of the total consideration did not have an alternative future use.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2018 and 2017 consisted of the following (in thousands except for percentages):

	Three Months Ended June 30,		2018 to 2017
	2018	2017	$ Change	% Change
Compensation, payroll taxes and benefits	$33,440	$25,790	$7,650	30%
Professional, consulting and other outside services	28,191	27,586	605	2%
Fair value of contingent consideration liability	(49,810)	1,743	(51,553)	>(100%)
Equity-based compensation expense	4,077	3,781	296	8%
Total selling, general and administrative expenses	$15,898	$58,900	$(43,002)	(73)%
Total selling, general and administrative expenses included a $49.8 million decrease to the fair value of contingent consideration liability expense primarily due to actual Makena net sales to date and our expectations for future performance, as discussed in more detail in Note F “Fair Value Measurements” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Excluding this decrease, selling, general and administrative expenses increased by $8.6 million, or approximately 15%, in the three months ended June 30, 2018 as compared to the same period in 2017. This increase reflected a $7.7 million increase in compensation, payroll taxes and benefits primarily driven by the expansion of our women’s health sales force at the end of the second quarter of 2017 and related organizational growth.
We expect that total selling, general and administrative expenses, excluding any impact from the Makena contingent consideration liability expense, will remain relatively consistent for the remainder of 2018.
Other Expense, Net
Other expense, net for the three months ended June 30, 2018 decreased by $11.0 million compared to the same period in 2017, primarily due to a $9.5 million loss on extinguishment of debt recognized during the three months ended June 30, 2017 as the result of the early repayment of the remaining $321.8 million outstanding principal amount of a then outstanding term loan facility as well as a $1.2 million decrease in interest expense in the three months ended June 30, 2018 due to a reduction of our debt obligations during 2017.
Income Tax Expense (Benefit)
The following table summarizes our effective tax rate and income tax expense (benefit) for the three months ended June 30, 2018 and 2017 (in thousands except for percentages):

	Three Months Ended June 30,
	2018	2017
Effective tax rate	197%	38%
Income tax expense (benefit)	$52,556	$(8,659)
For the three months ended June 30, 2018, we recognized an income tax expense of $52.6 million, representing an effective tax rate of 197%. The difference between the 2018 statutory federal tax rate of 21% and the 197% effective tax rate for the three months ended June 30, 2018 was primarily attributable to the establishment of a valuation allowance on net deferred tax assets other than refundable alternative minimum tax (“AMT”) credits, the impact of non-deductible stock compensation and other non-deductible expenses, partially offset by a benefit from contingent consideration, state income taxes and orphan drug credits. We have established a valuation allowance on our deferred tax assets other than refundable credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. Our valuation allowance on our deferred tax assets, other than refundable AMT credits, increased during the three months ended June 30, 2018 primarily because the deferred tax liabilities associated with the CBR business, which was reclassified to discontinued operations for the three months ended June 30, 2018, are no longer expected to be available as a source of income to realize the benefits of the net deferred tax assets.
For the three months ended June 30, 2017, we recognized an income tax benefit of $8.7 million, representing an effective tax rate of 38%. The difference between the expected 2017 statutory federal tax rate of 35% and the 38% effective tax rate for the three months ended June 30, 2017 was primarily attributable to the impact of state income taxes and the federal research and development tax credit, partially offset by non-deductible stock compensation.

The primary drivers of the increase in tax expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 is primarily attributable to an increase in valuation allowance on net deferred tax assets other than refundable AMT credits and a decrease in the federal tax benefit attributable to the decrease in the statutory federal rate from 35% to 21%, as well as an increase in non-deductible expenses, partially offset by contingent consideration.

Net Income from Discontinued Operations

Net income from discontinued operations was $5.7 million during the second quarter of 2018 as compared to $0.2 million in the same period in 2017. This increase is primarily related to our pending sale of the CBR business. For additional information, see Note C, “Discontinued Operations and Held for Sale” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations - Six Months Ended June 30, 2018 and 2017
Revenues
Total revenues for the six months ended June 30, 2018 and 2017 consisted of the following (in thousands except for percentages):

	Six Months Ended June 30,		2018 to 2017
	2018	2017	$ Change	% Change
Product sales, net
Makena	$195,156	$189,136	$6,020	3%
Feraheme	62,833	53,397	9,436	18%
Intrarosa	5,406	—	5,406	—
MuGard	172	326	(154)	(47)%
Total	263,567	242,859	20,708	9%
Other revenues	75	53	22	42%
Total revenues	$263,642	$242,912	$20,730	9%

Product Sales
Total gross product sales were offset by product sales allowances and accruals for the six months ended June 30, 2018 and 2017 as follows (in thousands, except for percentages):

	Six Months Ended June 30,				2018 to 2017
	2018	Percent of gross product sales	2017	Percent of gross product sales	$ Change	% Change
Gross product sales	$537,602		$441,078		$96,524	22%
Provision for product sales allowances and accruals:
Contractual adjustments	197,683	37%	145,512	33%	52,171	36%
Governmental rebates	76,352	14%	52,707	12%	23,645	45%
Total	274,035	51%	198,219	45%	75,816	38%
Product sales, net	$263,567		$242,859		$20,708	9%

Gross product sales increased by $96.5 million, or approximately 22%, during the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to increases of Makena, Feraheme, and Intrarosa gross sales of $45.0 million, $38.2 million, and $13.4 million, respectively. The total increase in gross product sales was partially offset by $75.8 million of additional allowances and accruals for the six months ended June 30, 2018, as compared to the same period in 2017.
Net product sales increased by $20.7 million, or approximately 9%, during the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to increases of $9.4 million in net Feraheme sales, $6.0 million in net Makena sales and $5.4 million in net Intrarosa sales.
We did not materially adjust our product sales allowances and accruals during the six months ended June 30, 2018 or 2017.

Costs and Expenses
Cost of Product Sales
Cost of product sales for the six months ended June 30, 2018 and 2017 were as follows (in thousands except for percentages):

	Six Months Ended June 30,		2018 to 2017
	2018	2017	$ Change	% Change
Cost of product sales	$140,688	$59,675	$81,013	>100%
Percentage of net product sales	53%	25%
The $81.0 million increase in our cost of product sales for the six months ended June 30, 2018 as compared to the same period in 2017 was primarily attributable to a $67.9 million increase in amortization expense associated with intangible assets with the remaining increase primarily due to reallocation of headcount costs from research and development expenses to cost of product sales following the February 2018 regulatory approvals related to Feraheme and Makena as well as an increase in royalty obligations primarily related to the Makena auto-injector product and, to a lesser degree, Intrarosa.
Research and Development Expenses

Research and development expenses for the six months ended June 30, 2018 and 2017 consisted of the following (in thousands except for percentages):

	Six Months Ended June 30,		2018 to 2017
	2018	2017	$ Change	% Change
External research and development expenses
Feraheme-related costs	$1,422	$7,416	$(5,994)	(81)%
Makena-related costs	3,397	7,120	(3,723)	(52)%
Bremelanotide-related costs	6,133	20,006	(13,873)	(69)%
Intrarosa-related costs	3,262	1,116	2,146	>100%
Other external costs	186	1,738	(1,552)	(89)%
Total	14,400	37,396	(22,996)	(61)%
Internal research and development expenses	8,102	9,351	(1,249)	(13)%
Total research and development expenses	$22,502	$46,747	$(24,245)	(52)%

Total research and development expenses incurred in the six months ended June 30, 2018 decreased by $24.2 million, or 52%, as compared to the same period in 2017. The $13.9 million decrease in bremelanotide-related costs reflects the completion of certain agreed-upon Palatin reimbursement costs associated with the recent NDA submission for bremelanotide, partially offset by increased costs associated with manufacturing process development and the manufacture of drug product for bremelanotide. Feraheme-related costs decreased by $6.0 million due to the completion of the IDA study in 2017, partially offset by costs related to an ongoing pediatric study. Makena-related costs reflect a $3.7 million decline due to the completion of the Makena auto-injector development program in 2017. The decreased spend for Feraheme, Makena, and bremelanotide was partially offset by an increase of $2.1 million of Intrarosa-related costs incurred in the first half of 2018 as compared to the first half of 2017 in connection with our reimbursement of costs to Endoceutics associated with certain clinical studies for Intrarosa.
Acquired In-Process Research and Development
During the six months ended June 30, 2018, we recorded $20.0 million for acquired IPR&D related to the milestone obligation to Palatin associated with the FDA acceptance of the bremelanotide NDA, which was paid in the second quarter of 2018.
During the six months ended June 30, 2017, we recorded IPR&D expense of $65.8 million primarily related to (a) a $60.0 million one-time upfront payment under the terms of the Palatin License Agreement, which we entered into in February 2017, and which we characterized as acquired IPR&D because the product candidate had not received regulatory approval and (b) $5.8 million, which represented a portion of the $83.5 million of consideration recorded to date under the terms of the Endoceutics License Agreement, based on our determination that the this portion of the total consideration did not have an alternative future use.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2018 and 2017 consisted of the following (in thousands except for percentages):

	Six Months Ended June 30, 2018		2018 to 2017
	2018	2017	$ Change	% Change
Compensation, payroll taxes and benefits	$63,675	$44,676	$18,999	43%
Professional, consulting and other outside services	66,890	52,435	14,455	28%
Fair value of contingent consideration liability	(49,184)	2,786	(51,970)	>(100%)
Equity-based compensation expense	7,948	7,626	322	4%
Total selling, general and administrative expenses	$89,329	$107,523	$(18,194)	(17)%
Total selling, general and administrative expenses, excluding the $52.0 million decrease to the contingent consideration liability expense, described below, increased $33.8 million, or approximately 32%, in the six months ended June 30, 2018 as compared to the same period in 2017 for the following reasons:

•
$19.0 million increase in compensation, payroll taxes and benefits primarily driven by the expansion of our women’s health sales force at the end of the second quarter of 2017 and related organizational growth; and

•	$14.5 million increase in external spending related to Intrarosa and bremelanotide marketing activities and the launches of the expanded Feraheme label and the Makena auto-injector.
In addition, total selling, general and administrative expenses for the six months ended June 30, 2018 reflected a $49.2 million decrease to the fair value of contingent consideration liability expense primarily due to a change in our estimated Makena revenues and associated milestone payments, as discussed in more detail in Note F “Fair Value Measurements” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Other Expense, Net
Other expense, net for the six months ended June 30, 2018 decreased by $12.9 million compared to the same period in 2017, primarily driven by a $9.5 million loss on extinguishment of debt recognized during the six months ended June 30, 2017 as the result of the early repayment of the remaining $321.8 million outstanding principal amount of a then outstanding term loan facility as well as a $3.5 million decrease in interest expense in the six months ended June 20, 2018 due to a reduction of our debt obligations during 2017.
Income Tax Expense (Benefit)
The following table summarizes our effective tax rate and income tax expense (benefit) for the six months ended June 30, 2018 and 2017 (in thousands except for percentages):

	Six Months Ended June 30,
	2018	2017
Effective tax rate	(113)%	38%
Income tax expense (benefit)	$44,556	$(30,120)
For the six months ended June 30, 2018, we recognized an income tax expense of $44.6 million, representing an effective tax rate of (113)%. The difference between the expected 2018 statutory federal tax rate of 21% and the (113)% effective tax rate for the six months ended June 30, 2018 was primarily attributable to the establishment of a valuation allowance on net deferred tax assets other than refundable AMT credits, the impact of non-deductible stock compensation and other non-deductible expenses, partially offset by a benefit from contingent consideration, state income taxes and orphan drug credits. We have established a valuation allowance on our deferred tax assets other than refundable credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. Our valuation allowance on our deferred tax assets, other than refundable AMT credits, increased during the six months ended June 30, 2018 primarily because the deferred tax liabilities associated with the CBR business, which was reclassified to discontinued operations for the six months ended June 30, 2018, are no longer expected to be available as a source of income to realize the benefits of the net deferred tax assets.
For the six months ended June 30, 2017 we recognized an income tax benefit of $30.1 million, representing an effective tax rate of 38%. The difference between the expected 2017 statutory federal tax rate of 35% and the 38% effective tax rate for the six months ended June 30, 2017 was primarily attributable to the impact of state income taxes and the federal research and development tax credit, partially offset by non-deductible stock compensation.

The primary drivers of the increase in tax expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is primarily attributable to an increase in valuation allowance on net deferred tax assets other than refundable AMT credits and a decrease in the federal tax benefit attributable to the decrease in the statutory federal rate from 35% to 21%, as well as an increase in nondeductible expenses, partially offset by contingent consideration.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations was $9.6 million for the six months ended June 30, 2018 as compared to net loss of $0.4 million in the same period in 2017. This increase is primarily related to our pending sale of the CBR business. For additional information, see Note C, “Discontinued Operations and Held for Sale” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
General
We currently finance our operations primarily from cash generated from our operating activities, including sales of our products. We expect to continue to incur significant expenses as we continue to market, sell and contract for the manufacture of our products, and as we seek U.S. regulatory approval for bremelanotide for the treatment of HSDD. For a detailed discussion regarding the risks and uncertainties related to our liquidity and capital resources, please refer to our Risk Factors in Part I, Item 1A of our Annual Report and in Part II, Item IA of this Quarterly Report on Form 10-Q.
Cash, cash equivalents, marketable securities and certain financial obligations as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands except for percentages):

	June 30, 2018	December 31, 2017	$ Change	% Change
Cash and cash equivalents	$212,499	$162,855	$49,644	30%
Marketable securities	138,672	136,593	2,079	2%
Total	$351,171	$299,448	$51,723	17%

Outstanding principal on 2023 Senior Notes	$475,000	$475,000	$—	—%
Outstanding principal on 2022 Convertible Notes	320,000	320,000	—	—%
Outstanding principal on 2019 Convertible Notes	21,417	21,417	—	—%
Total	$816,417	$816,417	$—	—%
Cash Flows
The following table presents a summary of our primary sources and uses of cash for the six months ended June 30, 2018 and 2017 (in thousands):

	June 30, 2018	June 30, 2017	$ Change
Net cash provided by operating activities	$85,128	$58,432	$26,696
Net cash (used in) provided by investing activities	(4,241)	116,596	(120,837)
Net cash used in financing activities	(949)	(189,154)	188,205
Net increase (decrease) in cash, cash equivalents, and restricted cash	$79,938	$(14,126)	$94,064
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
Operating cash flow is derived by adjusting our net income (loss) for:

•	Non-cash operating items, such as depreciation and amortization and equity-based compensation;

•
Changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations;

•	Changes in deferred incomes taxes; and

•	Changes associated with the fair value of contingent payments associated with our acquisitions of businesses.

For June 30, 2018 compared to June 30, 2017, net cash flows provided increased by $26.7 million, driven primarily by an increase in net income as adjusted for non-cash charges of $47.6 million offset by a $20.9 million decrease due to changes in operating assets and liabilities.
Investing Activities
Cash flows used in investing activities was $4.2 million for the six months ended June 30, 2018 due to net purchases of marketable securities of $2.7 million and capital expenditures of $1.5 million. Cash provided by investing activities for the six months ended June 30, 2017 was $116.6 million due to net proceeds from the sale of marketable securities of $165.8 million, offset by $46.5 million of cash used to purchase the Intrarosa asset and fund capital expenditures of $2.7 million.
Financing Activities
Cash used in financing activities was $0.9 million for the six months ended June 30, 2018 due to the payment of employee tax withholdings related to equity-based compensation of $2.4 million, offset by proceeds from the exercise of stock options of $1.5 million. Cash used in financing activities for the six months ended June 30, 2017 was $189.2 million driven by $328.1 million of principal payments made during 2017 and the full repayment of the remaining balance of our 2015 Term Loan Facility and $170.4 million used for the repurchase of a portion of our 2019 Convertible Notes, partially offset by $310.4 million net proceeds related to the issuance of our 2022 Convertible Notes.
Future Liquidity Considerations

We expect that our cash, cash equivalents and marketable securities balances will be positively impacted by cash from operations for the remainder of 2018, partially offset by cash interest and taxes, primarily consisting of state taxes due during year. We believe that our cash, cash equivalents and marketable securities as of June 30, 2018, and the cash we currently expect to receive from sales of our products and earnings on our investments, will be sufficient to satisfy our cash flow needs for the foreseeable future.

On June 14, 2018, we entered into a Stock Purchase Agreement with GI, pursuant to which we agreed to sell the CBR business to GI for $530.0 million in cash, subject to ordinary purchase price adjustments. The transaction is expected to close in mid-August of 2018, subject to, among other things, no material adverse events occurring prior to closing, delivery by us of certain property-related items, and other customary conditions. We expect to use the proceeds from this transaction, net of transaction costs, to pay off the remaining $475.0 million of principal of our 2023 Senior Notes, as defined below.
Borrowings and Other Liabilities
In the second quarter of 2017, we issued $320.0 million aggregate principal amount of convertible senior notes due 2022 (the “2022 Convertible Notes”), as discussed in more detail in Note Q, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We received net proceeds of $310.4 million from the sale of the 2022 Convertible Notes, after deducting fees and expenses of $9.6 million. The 2022 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2017. The 2022 Convertible Notes will mature on June 1, 2022, unless earlier repurchased or converted. Upon conversion of the 2022 Convertible Notes, such 2022 Convertible Notes will be convertible into, at our election, cash, shares of our common stock, or a combination thereof, at a conversion rate of 36.5464 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which corresponds to an initial conversion price of approximately $27.36 per share of our common stock. The conversion rate is subject to adjustment from time to time. The 2022 Convertible Notes were not convertible as of June 30, 2018.
In August 2015, in connection with the CBR acquisition, we completed a private placement of $500.0 million aggregate principal amount of 7.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes, which are senior unsecured obligations, will mature on September 1, 2023 and will bear interest at a rate of 7.875% per year, with interest payable semi-annually on September 1 and March 1 of each year beginning in March 2016. In October 2017, we repurchased

$25.0 million principal of the 2023 Senior Notes in a privately negotiated transaction with cash on hand. We expect to pay off the remaining $475.0 million of principal of our 2023 Senior Notes with the net proceeds of the sale of our CBR business to GI. For additional information, see Note R, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
In February 2014, we issued $200.0 million aggregate principal amount of 2.5% convertible senior notes due February 15, 2019 (the “2019 Convertible Notes”). In May 2017 and September 2017, we entered into privately negotiated transactions with certain investors to repurchase approximately $158.9 million and $19.6 million, respectively, aggregate principal amount of the 2019 Convertible Notes for an aggregate repurchase price of approximately $171.3 million and $21.4 million, respectively, including accrued interest, as discussed in more detail in Note R, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The remaining 2019 Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year. The 2019 Convertible Notes will mature on February 15, 2019, unless repurchased or converted earlier. The 2019 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at a conversion rate of 36.9079 shares of common stock per $1,000 principal amount of the 2019 Convertible Notes, which corresponds to a conversion price of approximately $27.09 per share of our common stock. The conversion rate is subject to adjustment from time to time. The 2019 Convertible Notes were convertible as of June 30, 2018.
Share Repurchase Program
In January 2016, we announced that our Board authorized a program to repurchase up to $60.0 million in shares of our common stock. The repurchase program does not have an expiration date and may be suspended for periods or discontinued at any time. Under the program, we may purchase our stock from time to time at the discretion of management in the open market or in privately negotiated transactions. The number of shares repurchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, along with working capital requirements, general business conditions and other factors. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. As of June 30, 2018, we repurchased and retired a cumulative total of 2,198,010 shares of common stock under this repurchase program for $39.5 million at an average purchase price of $17.97 per share. As of June 30, 2018, $20.5 million remains available for the repurchase of shares under the program. We did not repurchase any of our common stock during the first half of 2018.

Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
Impact of Recently Issued and Proposed Accounting Pronouncements
See Note S, “Recently Issued and Proposed Accounting Pronouncements,” and Note T, “Recently Adopted Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding new accounting pronouncements.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings:
See Note P, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our legal proceedings, including how we accrue liabilities for legal contingencies.
Item 1A. Risk Factors:
With the exception of the risk factors below, there have been no material changes from the Risk Factors disclosed in Part I, Item 1A, of our Annual Report.

Our pending sale of the CBR business has not been consummated and we can make no guarantee that the transaction will close on the anticipated timeline, or at all, and, even if consummated, may not result in the expected benefits to our enterprise.

The consummation of the sale of the CBR business is subject to a number of closing conditions, including among other things, that no material adverse events occur prior to closing and that we deliver certain property-related items, as well as other customary closing conditions. Although we expect that the sale will be completed in mid-August 2018, factors outside of our control could require the parties to complete the sale at a later time, or to not complete the sale at all, and we can therefore make no assurances that the transaction will close in a timely manner or at all. If the sale is not consummated, our reputation in our industry and in the investment community could be damaged and, as a result, the market price of our common stock could decline. Further, in the event that the sale is not consummated for any reason, we will be subject to considerable liability, including the costs related to the sale, such as legal, accounting and advisory fees, which must be paid even if the sale is not completed. Even if the sale is completed, we may not recognize the anticipated benefits of the sale or our anticipated payoff of the 2023 Senior Notes with the net proceeds from the sale. The sale also involves additional risks associated with the separation of operations, services, products and personnel, including our obligations to provide transitional services for a period of time after closing. The sale, if consummated, and the provision of transitional services, could divert management’s attention or otherwise disrupt our business, or we may not provide such transitional services to the satisfaction of GI. We may not be successful in managing these or any other significant risks that we encounter in connection with the sale of the CBR business.

Our revenues for the Makena franchise may be negatively impacted by recent and future generic entries into the market, including due to a loss of market share, pricing pressure and strain on the supply of our Makena products.

Our ability to continue successfully commercializing Makena is dependent upon a number of factors, including our ability to differentiate Makena from other treatment options, especially now that a generic competitor has entered the market. Although we recently launched our own authorized generic formulation of Makena to mitigate the anticipated decrease in Makena revenue as generic entrants gain market share and our Makena products experience potential pricing pressure, our Makena revenues may fall below expectations and as a result, our financial condition and results of operations could be adversely impacted.

The long-term success of the Makena franchise is highly dependent on our ability to successfully commercialize the Makena auto-injector, which was approved for commercialization in February 2018, and which is intended to provide us with an alternative treatment method to the Makena IM product. Although there is no direct competition with the Makena auto-injector, the auto-injector competes for the same patients as generic versions of the Makena IM product, including our own authorized generic of the Makena IM product. We may not be able to convince patients or healthcare providers to use or to switch from using the IM method of administration to the auto-injector, including if patients or healthcare providers are hesitant or apprehensive to use an auto-injector product due to perceptions regarding lack of improvement in safety, efficacy or pain associated with the Makena auto-injector or if the auto-injector is not priced competitively or is not provided comparable insurance coverage. If we do not convert a sufficient number of patients to the auto-injector product, we could lose a significant amount of our Makena revenue and market share to generic competitors.

In addition, we could lose a significant amount of market share if new patients are started on a generic competitor’s formulation or if we are unable to deliver sufficient quantities to meet demand. While we hope to limit the amount of market share gained by our generic competitors with the launch of our authorized generic and our efforts to convert current IM prescribers to the Makena auto-injector, our entry into the generic market will put further pressure on our Makena supply chain. For example, although we currently believe we can support demand for Makena generally, our primary drug product manufacturer has experienced, and continues to experience, issues regarding the delivery of products, including the single-dose vial of Makena, which has resulted in, and which we expect will continue to result in periodic supply limitations of the single-dose vial of Makena. We are currently working with healthcare providers, distribution partners and our manufacturer to minimize the impact of a supply limitation of the single-dose vial by encouraging new patient starts on either the Makena auto-injector or the IM multi-dose vial, both of which we believe we currently have sufficient supply to meet demand. Further, although we recently secured approval for a supplier for Makena API, we continue to work to secure a secondary source API supplier, which has experienced and may continue to experience delays. These supply issues could cause a disruption in our ability to meet commercial demand of Makena more generally, which could negatively impact Makena revenues.

Further, we will be relying on Prasco for our successful commercialization of our own generic formulation. We have limited experience working with a generic vendor and Prasco may not be able to continue to enter into contracts with retail and specialty pharmacies or distributors on favorable terms, or at all. In addition, we are responsible for supplying product to Prasco, and if there are problems in the supply chain, we will be subject to certain penalties, which could be substantial.

If we and Prasco are not able to capture sufficient market share, if generics are sold at a significant discount to Makena’s price, or if we are unable to meet commercial demand for any Makena formulation, it could materially and adversely affect our Makena revenues and, ultimately, our stock price and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
The following table provides certain information with respect to our purchases of shares of our stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2018 through April 30, 2018	—	$—	—	997,881
May 1, 2018 through May 31, 2018	627	21.49	—	838,709
June 1, 2018 through June 30, 2018	50	23.80	—	1,051,613
Total	677	$21.66	—
_________________________

(1)	Represents the surrender of shares of our common stock withheld by us to satisfy the minimum tax withholding obligations in connection with the vesting of restricted stock units held by our employees.

(2)
We did not repurchase any of our common stock during the second quarter of 2018. We have repurchased and retired $39.5 million of our common stock under our share repurchase program through June 30, 2018. These shares were purchased pursuant to a repurchase program authorized by our Board that was announced in January 2016 to repurchase up to $60.0 million of our common stock, of which $20.5 million remains authorized for repurchase as of June 30, 2018. The repurchase program does not have an expiration date and may be suspended for periods or discontinued at any time.

Item 6. Exhibits:

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated June 14, 2018, by and among AMAG Pharmaceuticals, Inc., CBR Acquisition Holdings Corp. and GI Chill Acquisition LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 15, 2018 File No. 001-10865)

10.1+	AMAG Pharmaceuticals, Inc.’s Amended and Restated Non-Employee Director Compensation Policy
10.2
AMAG Pharmaceuticals, Inc. Fourth Amended and Restated 2007 Equity Incentive Plan, as amended (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 25, 2018, File No. 001-10865)

10.3
AMAG Pharmaceuticals, Inc. First Amendment to 2015 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 25, 2018, File No. 001-10865)

10.4+
Form of Restricted Stock Unit Agreement for AMAG Pharmaceuticals, Inc. Employees under AMAG Pharmaceuticals, Inc.’s Fourth Amended and Restated 2007 Equity Incentive Plan and the Lumara Health Inc. Amended and Restated 2013 Incentive Compensation Plan

10.5+	Form of Restricted Stock Unit Agreement for Non-Employee Directors under AMAG Pharmaceuticals, Inc.’s Fourth Amended and Restated 2007 Equity Incentive Plan
10.6+	Form of Restricted Stock Unit Agreement - Non-Plan Inducement Grant
10.7+
Distribution and Supply Agreement, dated December 20, 2017, by and between AMAG Pharmaceuticals, Inc. and Prasco, LLC (Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]. This exhibit has been filed separately with the SEC without any redactions pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended)

10.8+
Commercial Supply Agreement, dated June 4, 2018, by and between AMAG Pharmaceuticals, Inc. and SAFC, Inc. (Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]. This exhibit has been filed separately with the SEC without any redactions pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended)

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

AMAG PHARMACEUTICALS, INC.

By:	/s/ William K. Heiden
William K. Heiden
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2018

AMAG PHARMACEUTICALS, INC.

By:	/s/ Edward Myles
Edward Myles
Executive Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	August 3, 2018