Form 10-Q
period 2018-09-30
AMAG PHARMACEUTICALS INC.
filed 2018-11-02
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 29, 2018, there were 34,535,659 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$287,166	$162,855
Marketable securities	140,368	136,593
Accounts receivable, net	85,091	91,460
Inventories	27,953	34,443
Prepaid and other current assets	13,182	11,009
Assets held for sale	—	45,508
Total current assets	553,760	481,868
Property and equipment, net	7,047	7,904
Goodwill	422,513	422,513
Intangible assets, net	230,747	375,479
Deferred tax assets	1,185	47,120
Restricted cash	495	495
Other long-term assets	69	266
Assets held for sale, net of current portion	—	564,711
Total assets	$1,215,816	$1,900,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,331	$7,717
Accrued expenses	141,753	166,732
Current portion of convertible notes, net	20,999	—
Current portion of acquisition-related contingent consideration	208	49,399
Liabilities held for sale	—	53,870
Total current liabilities	193,291	277,718
Long-term liabilities:
Long-term debt, net	—	466,291
Convertible notes, net	258,376	268,392
Acquisition-related contingent consideration	615	686
Other long-term liabilities	1,288	1,204
Liabilities held for sale, net of current portion	—	95,821
Total liabilities	453,570	1,110,112
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 117,500,000 shares authorized; 34,522,957 and 34,083,112 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	345	341
Additional paid-in capital	1,286,227	1,271,628
Accumulated other comprehensive loss	(4,161)	(3,908)
Accumulated deficit	(520,165)	(477,817)
Total stockholders’ equity	762,246	790,244
Total liabilities and stockholders’ equity	$1,215,816	$1,900,356
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$122,238	$124,331	$385,806	$367,190
Other revenues	—	—	75	53
Total revenues	122,238	124,331	385,881	367,243
Costs and expenses:
Cost of product sales	46,489	31,085	187,176	90,761
Research and development expenses	10,133	16,274	32,635	63,021
Acquired in-process research and development	12,500	—	32,500	65,845
Selling, general and administrative expenses	72,451	11,962	161,780	119,482
Impairment charges of intangible assets	—	319,246	—	319,246
Total costs and expenses	141,573	378,567	414,091	658,355
Operating loss	(19,335)	(254,236)	(28,210)	(291,112)
Other income (expense):
Interest expense	(13,366)	(16,847)	(45,400)	(52,403)
Loss on debt extinguishment	(35,922)	(314)	(35,922)	(9,830)
Interest and dividend income	1,612	487	3,207	2,181
Other expense	(19)	—	(63)	(43)
Total other expense, net	(47,695)	(16,674)	(78,178)	(60,095)
Loss from continuing operations before income taxes	(67,030)	(270,910)	(106,388)	(351,207)
Income tax (benefit) expense	(2,352)	(115,197)	42,204	(145,317)
Net loss from continuing operations	$(64,678)	$(155,713)	$(148,592)	$(205,890)

Discontinued operations:
Income from discontinued operations	5,838	4,506	18,873	4,998
Gain on sale of CBR business	89,581	—	89,581	—
Income tax (benefit) expense	(98)	854	3,346	1,796
Net income from discontinued operations	$95,517	$3,652	$105,108	$3,202

Net income (loss)	$30,839	$(152,061)	$(43,484)	$(202,688)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(1.88)	$(4.41)	$(4.33)	$(5.89)
Income from discontinued operations	2.77	0.10	3.06	0.09
Basic and diluted net income (loss) per share:	$0.89	$(4.31)	$(1.27)	$(5.80)

Weighted average shares outstanding used to compute net income (loss) per share (basic and diluted)	34,492	35,311	34,339	34,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$30,839	$(152,061)	$(43,484)	$(202,688)
Other comprehensive (loss) income:
Holding gains (losses) arising during period, net of tax	134	(4)	(253)	201
Total comprehensive income (loss)	$30,973	$(152,065)	$(43,737)	$(202,487)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(43,484)	$(202,688)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	158,002	88,941
Impairment of intangible assets	—	319,246
Provision for bad debt expense	754	3,503
Amortization of premium/discount on purchased securities	96	218
Gain on disposal of fixed assets	(99)	—
Non-cash equity-based compensation expense	14,599	18,058
Non-cash IPR&D expense	—	945
Loss on debt extinguishment	35,922	9,830
Amortization of debt discount and debt issuance costs	11,824	10,600
Gains on marketable securities, net	(1)	(255)
Change in fair value of contingent consideration	(49,175)	(47,142)
Deferred income taxes	43,747	(146,682)
Gain on sale of the CBR business	(89,581)	—
Transaction costs	(14,111)	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,175	(8,889)
Inventories	3,587	(600)
Prepaid and other current assets	1,101	(1,409)
Accounts payable and accrued expenses	(4,280)	29,977
Deferred revenues	8,658	14,134
Other assets and liabilities	159	(1,139)
Net cash provided by operating activities	84,893	86,648
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	60,146	279,526
Purchase of marketable securities	(64,400)	(110,894)
Acquisition of Intrarosa intangible asset	—	(55,800)
Proceeds from the sale of the CBR business	519,303	—
Capital expenditures	(1,913)	(6,573)
Net cash provided by investing activities	513,136	106,259
Cash flows from financing activities:
Long-term debt principal payments	(475,000)	(328,125)
Proceeds from 2022 Convertible Notes	—	320,000
Payment to repurchase 2019 Convertible Notes	—	(191,480)
Payment of premium on debt extinguishment	(28,054)	—
Proceeds to settle warrants	—	323
Payment of convertible debt issuance costs	—	(9,553)
Payments of contingent consideration	(87)	(165)
Proceeds from the exercise of common stock options	2,635	2,350
Payments of employee tax withholding related to equity-based compensation	(2,632)	(2,588)
Net cash used in financing activities	(503,138)	(209,238)
Net increase (decrease) in cash, cash equivalents, and restricted cash	94,891	(16,331)
Cash, cash equivalents, and restricted cash related to discontinued operations	—	(50,017)
Cash, cash equivalents, and restricted cash at beginning of the period	192,770	276,898
Cash, cash equivalents, and restricted cash at end of the period	$287,661	$210,550
Supplemental data for cash flow information:
Cash paid for taxes	$5,041	$3,565
Cash paid for interest	$43,546	$50,892
Non-cash investing and financing activities:
Fair value of common stock issued in connection with the acquisition of the Intrarosa intangible asset	$—	$12,555
Contingent consideration accrued for the acquisition of the Intrarosa intangible asset	$—	$9,300
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.     DESCRIPTION OF BUSINESS
AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a pharmaceutical company focused on bringing innovative products to patients with unmet medical needs. We do this by leveraging our development and commercial expertise to invest in and grow our pharmaceutical products across a range of therapeutic areas, including women’s health. Our currently marketed products support the health of patients in the areas of maternal and women’s health, anemia management and cancer supportive care, including Makena® (hydroxyprogesterone caproate injection), Intrarosa® (prasterone) vaginal inserts, Feraheme® (ferumoxytol injection) for intravenous (“IV”) use, and MuGard® Mucoadhesive Oral Wound Rinse. In addition to our marketed products, our portfolio includes two product candidates, Vyleesi™ (bremelanotide), which is being developed for the treatment of hypoactive sexual desire disorder (“HSDD”) in pre-menopausal women and digoxin immune Fab (ovine) (now referred to as AMAG-423), which is being studied for the treatment of severe preeclampsia.
Since August 2015, we had provided services related to the preservation of umbilical cord blood stem cell and cord tissue units operated through Cord Blood Registry® (“CBR”). On August 6, 2018, we completed the sale of our wholly-owned subsidiary, CBR Acquisition Holdings Corp, and the CBR business to GI Chill Acquisition LLC, an affiliate of GI Partners, a private equity investment firm (together “GI”) pursuant to the June 14, 2018 Stock Purchase Agreement (the “CBR Purchase Agreement”) between us and GI. We received $519.3 million in cash at closing and recognized a gain of $89.6 million on the sale during the three and nine months ended September 30, 2018. For additional information, see Note C “Discontinued Operations and Held for Sale”.
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
As of June 30, 2018, our CBR business met all of the conditions to be classified as held for sale and represented a discontinued operation, as we considered the disposal of the CBR business to be a strategic shift that would have a major effect on our operations and financial results. All assets and liabilities associated with CBR were therefore classified as assets and liabilities held for sale in our condensed consolidated balance sheets for the historical period presented. Further, all historical operating results for CBR are reflected within discontinued operations in the condensed consolidated statements of operations for all periods presented. For additional information, see Note C, “Discontinued Operations and Held for Sale.”
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
Restricted Cash
We classified $0.5 million of our cash as restricted cash, a non-current asset on the balance sheet, as of September 30, 2018 and December 31, 2017. This amount represented the security deposit delivered to the landlord of our Waltham, Massachusetts headquarters in the form of an irrevocable letter of credit.
Concentrations and Significant Customer Information
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. We currently hold our excess cash primarily in institutional money market funds, corporate debt securities, U.S. treasury and government agency securities, commercial paper and certificates of deposit. As of September 30, 2018, we did not have a material concentration in any single investment.

Our operations are located entirely within the U.S. We focus primarily on developing, manufacturing, and commercializing our products and product candidates. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
AmerisourceBergen Drug Corporation	24%	28%	26%	26%
McKesson Corporation	25%	26%	26%	23%

Our net accounts receivable primarily represent amounts due for products sold directly to wholesalers, distributors, specialty pharmacies, and our authorized generic partner. Accounts receivable for our products are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts.
At September 30, 2018 and December 31, 2017, four and two customers accounted for 10% or more of our accounts receivable balance, respectively, representing approximately 74% and 57% in the aggregate of our total accounts receivable, respectively.

We are currently dependent on a single supplier for Feraheme drug substance (produced in two separate facilities) as well as for drug substance and final packaging services for Intrarosa. In addition, we currently have a single supplier for Makena drug substance, which is used for each of our intramuscular and auto-injector products, and primarily use one of two suppliers of finished drug product for our Makena vial product and a single supplier for our auto-injector product. We have been and may continue to be exposed to a significant loss of revenue from the sale of our products in the event that our suppliers and/or manufacturers are not able to fulfill demand for any reason.
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. We recognized the cumulative effect of applying the new revenue standard to all contracts with customers that were not completed as of January 1, 2018 as an adjustment to the opening balance of stockholders’ equity at the beginning of 2018. The adjustment recorded was for incremental contract acquisition costs related to the CBR business. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not have an impact on the amount of reported revenues with respect to our product revenue.

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the held for sale and discontinued operations treatment of the CBR business in order to conform to the current period presentation.
C.    DISCONTINUED OPERATIONS AND HELD FOR SALE
On August 6, 2018, we completed the sale of our CBR business to GI Partners pursuant to the CBR Purchase Agreement. We received $519.3 million in cash at closing and recognized a gain of $89.6 million on the sale during the three and nine months ended September 30, 2018. Although we are providing limited transitional services related to GI for certain agreed-upon sales and marketing, technology, human resources and finance functions for several months post-closing, we do not expect to have any (and have not had any) significant involvement in the operations of the CBR business following the close of the sale.
We determined that the sale of CBR represented a strategic shift that would have a major effect on our business and therefore met the criteria for classification as discontinued operations at June 30, 2018. All historical operating results for CBR were reflected within discontinued operations in the condensed consolidated statements of operations for all periods presented. Further, all assets and liabilities associated with CBR were classified as assets and liabilities held for sale in our condensed consolidated balance sheets for the historical period presented.
Assets and liabilities held for sale were reflected separately in our condensed consolidated balance sheets and were comprised of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$—	$29,259
Accounts receivable, net	—	12,042
Inventories (raw materials)	—	2,913
Prepaid and other current assets	—	1,294
Total current assets held for sale	$—	$45,508

Property, plant and equipment, net	$—	$18,092
Intangible assets, net	—	328,991
Goodwill	—	216,971
Other long-term assets	—	496
Restricted cash	—	161
Total long-term assets held for sale	$—	$564,711

Liabilities
Current liabilities:
Accounts payable	$—	$2,618
Accrued expenses	—	8,758
Deferred revenues, short term	—	42,494
Total current liabilities held for sale	$—	$53,870

Deferred revenues, long-term	—	24,387
Deferred tax liabilities	—	71,046
Other long-term liabilities	—	388
Total long-term liabilities held for sale	$—	$95,821
The results of operations of the CBR business were classified as discontinued operations for all periods presented in our condensed consolidated financial statements. The following is a summary of net income from discontinued operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service revenues, net	$12,163	$29,410	$71,217	$84,365
Costs and expenses:
Cost of services	1,576	5,559	12,559	16,130
Selling, general and administrative expenses	4,749	19,345	39,899	63,237
Total costs and expenses	6,325	24,904	52,458	79,367
Operating income	5,838	4,506	18,759	4,998
Other income	—	—	114	—
Income from discontinued operations	5,838	4,506	18,873	4,998
Gain on sale of CBR business	89,581	—	89,581	—
Income tax (benefit) expense	(98)	854	3,346	1,796
Net income from discontinued operations	$95,517	$3,652	$105,108	$3,202

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. For the nine months ended September 30, 2018 and 2017, capital expenditures related to the CBR business were $1.6 million and $3.0 million, respectively. Depreciation and amortization expense related to the CBR business for the same periods was $8.4 million and $17.1 million, respectively. Excluding the gain of $89.6 million recognized on the sale of the CBR business and the related transaction expenses of $14.1 million presented in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018, there were no other significant operating or investing non-cash items related to the CBR business for either period presented.

D.     REVENUE RECOGNITION
On January 1, 2018, we adopted ASC 606 applying the modified retrospective transition method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for prior periods. There was no impact to revenue for the three and nine months ended September 30, 2018 as a result of adoption.

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

Our major sources of revenue during the reporting periods were product revenues from Makena (including both our branded and unbranded products), Feraheme and Intrarosa. The adoption of ASC 606 did not have an impact on our product revenue.

Revenue and Allowances

The following table provides information about disaggregated revenue by products for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales, net
Makena	$80,221	$97,635	$275,377	$286,771
Feraheme	36,963	26,095	99,796	79,492
Intrarosa	4,925	360	10,331	360
MuGard	129	241	302	567
Total	$122,238	$124,331	$385,806	$367,190

Total gross product sales were offset by product sales allowances and accruals for the three and nine months ended September 30, 2018 and 2017 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross product sales	$238,856	$235,299	$776,458	$676,377
Provision for product sales allowances and accruals:
Contractual adjustments	93,213	80,110	290,896	225,622
Governmental rebates	23,405	30,858	99,756	83,565
Total	116,618	110,968	390,652	309,187
Product sales, net	$122,238	$124,331	$385,806	$367,190

The following table summarizes the product revenue allowance and accrual activity for the three and nine months ended September 30, 2018 (in thousands):

	Contractual	Governmental
	Adjustments	Rebates	Total
Balance at December 31, 2017	$62,164	$50,598	$112,762
Provisions related to current period sales	199,716	71,514	271,230
Adjustments related to prior period sales	(2,034)	4,837	2,803
Payments/returns relating to current period sales	(132,618)	(2,453)	(135,071)
Payments/returns relating to prior period sales	(55,973)	(51,142)	(107,115)
Balance at June 30, 2018	71,255	73,354	144,609
Provisions related to current period sales	93,824	20,719	114,543
Adjustments related to prior period sales	(614)	2,710	2,096
Payments/returns relating to current period sales	(102,627)	(52,040)	(154,667)
Payments/returns relating to prior period sales	(2,207)	(7,002)	(9,209)
Balance at September 30, 2018	$59,631	$37,741	$97,372

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

Performance Obligations and Product Revenue

At contract inception, we assess the goods promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good (or bundle of goods) that is distinct. To identify the performance obligations, we consider all of the goods promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We determined that the following distinct goods represent separate performance obligations:

•Supply of Makena (branded and unbranded) product
•Supply of Feraheme product
•Supply of Intrarosa product

We principally sell our products to wholesalers, specialty distributors, specialty pharmacies and other customers, including our authorized generic partner (collectively, “Customers”), who purchase products directly from us. Our Customers subsequently resell the products to healthcare providers and patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products.

For the majority of our Customers, we transfer control at the point in time when the goods are delivered. In instances when we perform shipping and handling activities, these are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized. Taxes collected from Customers and remitted to governmental authorities are excluded from revenues.

Variable Consideration
Under ASC 606, we are required to make estimates of the net sales price, including estimates of variable consideration (such as rebates, chargebacks, discounts, co-pay assistance and other deductions), and recognize the estimated amount as revenue, when we transfer control of the product to our customers. In addition, we estimate variable consideration related to our share of net distributable profits from our authorized generic partner. Variable consideration must be determined using either an “expected value” or a “most likely amount” method.

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

The estimate of variable consideration, which is included in the transaction price, may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved in a future period. Estimating variable consideration and the related constraint requires the use of significant management judgment and actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. No amounts were constrained as of September 30, 2018.

Discounts

We typically offer a 2% prompt payment discount to certain customers as an incentive to remit payment in accordance with the stated terms of the invoice, generally 30 days. Because we anticipate that those customers who are offered this discount will take advantage of the discount, 100% of the prompt payment discount at the time of sale is accrued, based on the gross amount of each invoice. We adjust the accrual quarterly to reflect actual experience.

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

Product Returns

Consistent with industry practice, we generally offer wholesalers, specialty distributors and other customers a limited right to return our products based on the product’s expiration date. Currently the expiration periods for our products have a range of three to five years. Product returns are estimated based on the historical return patterns and known or expected changes in the marketplace. We track actual returns by individual production lots. Returns on lots eligible for credits under our returned goods policy are monitored and compared with historical return trends and rates. We expect that wholesalers and healthcare providers will not stock significant inventory due to the cost of the product, the expense to store our products, and/or that our products are readily available for distribution. We record an estimate of returns at the time of sale. If necessary, our estimated rate of returns may be adjusted for actual return experience as it becomes available and for known or expected changes in the marketplace. We did not significantly adjust our reserve for product returns during the three and nine months ended September 30, 2018. To date, our product returns have been relatively limited; however, returns experience may change over time. We may be required to make future adjustments to our product returns estimate, which would result in a corresponding change to our net product sales in the period of adjustment and could be significant.

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

Other Discounts
Other discounts which we offer include voluntary patient assistance programs, such as co-pay assistance programs, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue.

E.    MARKETABLE SECURITIES

As of September 30, 2018 and December 31, 2017, our marketable securities were classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in marketable securities. Available-for-sale marketable securities are those securities which we view as available for use in current operations, if needed. We generally classify our available-for-sale marketable securities as short-term investments on our condensed consolidated balance sheets even though the stated maturity date may be one year or more beyond the current balance sheet date.
The following is a summary of our marketable securities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term marketable securities:*
Corporate debt securities	$53,862	$1	$(174)	$53,689
Certificates of deposit	13,000	—	—	13,000
U.S. treasury and government agency securities	6,149	—	(29)	6,120
Commercial paper	5,462	—	—	5,462
Total short-term marketable securities	$78,473	$1	$(203)	$78,271
Long-term marketable securities:**
Corporate debt securities	$55,017	$2	$(580)	$54,439
U.S. treasury and government agency securities	6,236	—	(78)	6,158
Certificates of deposit	1,500	—	—	1,500
Total long-term marketable securities	62,753	2	(658)	62,097
Total marketable securities	$141,226	$3	$(861)	$140,368

* Represents marketable securities with a remaining maturity of less than one year.
** Represents marketable securities with a remaining maturity of one to three years.

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term marketable securities:*
Corporate debt securities	$57,257	$—	$(68)	$57,189
Certificates of deposit	9,151	—	—	9,151
U.S. treasury and government agency securities	1,999	—	(13)	1,986
Commercial paper	1,999	—	—	1,999
Total short-term marketable securities	$70,406	$—	$(81)	$70,325
Long-term marketable securities:**
Corporate debt securities	$59,282	$1	$(320)	$58,963
U.S. treasury and government agency securities	7,381	—	(76)	7,305
Total long-term marketable securities	66,663	1	(396)	66,268
Total marketable securities	$137,069	$1	$(477)	$136,593

* Represents marketable securities with a remaining maturity of less than one year.
** Represents marketable securities with a remaining maturity of one to three years.

Impairments and Unrealized Gains and Losses on Marketable Securities
We did not recognize any other-than-temporary impairment losses in our condensed consolidated statements of operations related to our marketable securities during the three and nine months ended September 30, 2018 and 2017. We considered various factors, including the length of time that each security was in an unrealized loss position and our ability and intent to hold these securities until the recovery of their amortized cost basis occurs. As of September 30, 2018, we had no material losses in an unrealized loss position for more than one year. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our marketable securities could have a material adverse effect on our earnings in future periods.

F.     FAIR VALUE MEASUREMENTS
The following tables represent the fair value hierarchy as of September 30, 2018 and December 31, 2017, for those assets and liabilities that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2018 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$120,778	$120,778	$—	$—
Corporate debt securities	108,128	—	108,128	—
U.S. treasury and government agency securities	12,278	—	12,278	—
Certificates of deposit	14,500	—	14,500	—
Commercial paper	5,462	—	5,462	—
Total assets	$261,146	$120,778	$140,368	$—
Liabilities:
Contingent consideration - MuGard	$823	$—	$—	$823
Total liabilities	$823	$—	$—	$823

	Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$4,591	$4,591	$—	$—
Corporate debt securities	116,152	—	116,152	—
U.S. treasury and government agency securities	9,291	—	9,291	—
Certificates of deposit	9,151	—	9,151	—
Commercial paper	1,999	—	1,999	—
Total assets	$141,184	$4,591	$136,593	$—
Liabilities:
Contingent consideration - Lumara Health	$49,187	$—	$—	$49,187
Contingent consideration - MuGard	898	—	—	898
Total liabilities	$50,085	$—	$—	$50,085

Marketable Securities
Our cash equivalents, are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. Our marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets are primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2018. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the nine months ended September 30, 2018.
Contingent Consideration
We recorded contingent consideration related to the November 2014 acquisition of Lumara Health, Inc. (“Lumara Health”) for our Makena product and related to our June 2013 license agreement for MuGard (the “MuGard License Agreement”) with Abeona Therapeutics, Inc. (“Abeona”), under which we acquired the U.S. commercial rights for the management of oral mucositis and stomatitis (the “MuGard Rights”).
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
The following table presents a reconciliation of contingent consideration obligations related to the acquisition of Lumara Health and the MuGard Rights (in thousands):

Balance as of December 31, 2017	$50,085
Payments made	(87)
Adjustments to fair value of contingent consideration	(49,175)
Balance as of September 30, 2018	$823

During the nine months ended September 30, 2018, we reduced the fair value of our contingent consideration liability by approximately $49.2 million based primarily on actual Makena net sales to date and our expectations for future performance, which indicated that achievement of future milestones is not probable. This adjustment was based on our estimates, which are reliant on a number of external factors as well as the exercise of judgment.

The fair value of the contingent milestone payments payable by us to the former stockholders of Lumara Health has been determined based on our probability-adjusted discounted cash flows estimated to be realized from the net sales of Makena from December 1, 2014 through December 31, 2019.
The fair value of the contingent royalty payments payable by us to Abeona under the MuGard License Agreement was determined based on various market factors, including an analysis of estimated sales using a discount rate of approximately 13%. As of September 30, 2018, we estimated that the undiscounted royalty amounts we could pay under the MuGard License Agreement, based on current projections, may range from approximately $2.0 million to $6.0 million over the remainder of the ten year period, which commenced on June 6, 2013, the acquisition date, which is our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived.
We believe the estimated fair values of Lumara Health and the MuGard Rights are based on reasonable assumptions; however; our actual results may vary significantly from the estimated results.
Debt
We estimate the fair value of our debt obligations by using quoted market prices obtained from third-party pricing services, which is classified as a Level 2 input. As of September 30, 2018, the estimated fair value of our 2022 Convertible Notes and 2019 Convertible Notes (each as defined below) was $335.2 million and $21.4 million, respectively, which differed from their carrying values. See Note R, “Debt” for additional information on our debt obligations.

G.     INVENTORIES
Our major classes of inventories were as follows as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$11,318	$9,505
Work in process	1,866	4,146
Finished goods	14,769	20,792
Total inventories	$27,953	$34,443

H.     PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Computer equipment and software	$1,438	$1,401
Furniture and fixtures	1,442	1,442
Leasehold improvements	2,938	2,938
Laboratory and production equipment	6,000	654
Construction in progress	59	5,068
	11,877	11,503
Less: accumulated depreciation	(4,830)	(3,599)
Property and equipment, net	$7,047	$7,904

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
Intangible Assets
As of September 30, 2018 and December 31, 2017, our identifiable intangible assets consisted of the following (in thousands):

	September 30, 2018				December 31, 2017
		Accumulated	Cumulative			Accumulated	Cumulative
	Cost	Amortization	Impairments	Net	Cost	Amortization	Impairments	Net
Finite-lived intangible assets:
Makena base technology	$797,100	$390,724	$319,246	$87,130	$797,100	$255,754	$319,246	$222,100
Makena auto-injector developed technology	79,100	4,697	—	74,403	—	—	—	—
Intrarosa developed technology	77,655	8,441	—	69,214	77,655	3,376	—	74,279
	953,855	403,862	319,246	230,747	874,755	259,130	319,246	296,379
Indefinite-lived intangible assets:
Makena IPR&D	—	—	—	—	79,100	—	—	79,100
Total intangible assets	$953,855	$403,862	$319,246	$230,747	$953,855	$259,130	$319,246	$375,479

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

 As of September 30, 2018, the weighted average remaining amortization period for our finite-lived intangible assets was approximately 7.7 years. Total amortization expense for the nine months ended September 30, 2018 and 2017 was $144.7 million and $69.6 million, respectively. Amortization expense is recorded in cost of product sales in our condensed consolidated statements of operations. We expect amortization expense related to our finite-lived intangible assets to be as follows (in thousands):

Estimated
Amortization
Period	Expense
Remainder of Year Ending December 31, 2018	$28,860
Year Ending December 31, 2019	35,010
Year Ending December 31, 2020	26,636
Year Ending December 31, 2021	26,488
Year Ending December 31, 2022	26,469
Thereafter	87,284
Total	$230,747
J.     CURRENT AND LONG-TERM LIABILITIES
Accrued expenses consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Commercial rebates, fees and returns	$89,157	$101,852
Professional, license, and other fees and expenses	21,442	23,657
Salaries, bonuses, and other compensation	23,623	15,882
Interest expense	3,533	13,525
Intrarosa-related license fees	—	10,000
Research and development expense	3,998	1,816
Total accrued expenses	$141,753	$166,732

K.     INCOME TAXES
The following table summarizes our effective tax rate and income tax (benefit) expense from continuing operations for the three and nine months ended September 30, 2018 and 2017 (in thousands except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective tax rate	4%	43%	(40)%	41%
Income tax (benefit) expense	$(2,352)	$(115,197)	$42,204	$(145,317)
 For the three and nine months ended September 30, 2018, we recognized an income tax benefit of $2.4 million and income tax expense of $42.2 million, respectively, representing an effective tax rate of 4% and (40)%, respectively. The difference between the 2018 statutory federal tax rate of 21% and the effective tax rates for the three and nine months ended September 30, 2018, was primarily attributable to the establishment of a valuation allowance on net deferred tax assets other than refundable alternative minimum tax (“AMT”) credits, the impact of non-deductible stock compensation and other non-deductible expenses, partially offset by a benefit from contingent consideration, state income taxes and orphan drug credits. We have established a valuation allowance on our deferred tax assets other than refundable credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. Our valuation allowance on our deferred tax assets, other than refundable AMT credits, increased during the three and nine months ended September 30, 2018 primarily because the deferred tax liabilities associated with the CBR business, which was reclassified to discontinued operations for the three and nine months ended September 30, 2018, are no longer available as a source of income to realize the benefits of the net deferred tax assets.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act included significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. As a result of the reduction in the federal tax rate from 35% to 21%, we revalued our ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $17.6 million tax benefit. We are still assessing the implications of the 2017 Tax Act on both a federal and state level. Any additional impacts will be recorded as they are identified during the measurement period as provided for in accordance with Staff Accounting Bulletin No. 118, which addresses the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.

For the three and nine months ended September 30, 2017, we recognized an income tax benefit of $115.2 million and $145.3 million, respectively, representing an effective tax rate of 43% and 41%, respectively. The difference between the expected 2017 statutory federal tax rate of 35% and the effective tax rates for the three and nine months ended September 30, 2017 was primarily attributable to the impact of state income taxes and the federal research and development tax credit, partially offset by non-deductible stock compensation.

The primary drivers of the increase in tax expense for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 is primarily attributable to an increase in valuation allowance on net deferred tax assets other than refundable AMT credits and a decrease in the federal tax benefit attributable to the decrease in the statutory federal rate from 35% to 21%, as well as an increase in nondeductible expenses, partially offset by contingent consideration.

L.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the accumulated balances of other comprehensive loss during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$(4,295)	$(3,633)	$(3,908)	$(3,838)
Holding gains (losses) arising during period, net of tax	134	(4)	(253)	201
Ending balance	$(4,161)	$(3,637)	$(4,161)	$(3,637)
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

The components of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss from continuing operations	$(64,678)	$(155,713)	$(148,592)	$(205,890)
Net income from discontinued operations	95,517	3,652	105,108	3,202
Net income (loss)	$30,839	$(152,061)	$(43,484)	$(202,688)

Weighted average common shares outstanding	34,492	35,311	34,339	34,948

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(1.88)	$(4.41)	$(4.33)	$(5.89)
Income from discontinued operations	2.77	0.10	3.06	0.09
Basic and diluted net income (loss) per share:	$0.89	$(4.31)	$(1.27)	$(5.80)
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

	Nine Months Ended September 30,
	2018	2017
Options to purchase shares of common stock	3,700	3,389
Shares of common stock issuable upon the vesting of RSUs	1,135	1,140
Warrants	1,008	1,008
2022 Convertible Notes	11,695	11,695
2019 Convertible Notes	790	790
Total	18,328	18,022
 In connection with the issuance of the 2019 Convertible Notes, in February 2014, we entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments we are required to make upon conversion of the remaining 2019 Convertible Notes. During the three and nine months ended September 30, 2018 and 2017, our average common stock price was below the exercise price of the warrants.

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

Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2018:

	2007 Equity	2013 Lumara	Inducement
	Plan	Equity Plan	Grants	Total
Outstanding at December 31, 2017	2,590,373	125,536	815,450	3,531,359
Granted	836,846	35,400	102,393	974,639
Exercised	(133,547)	(2,812)	—	(136,359)
Expired or terminated	(549,156)	(30,675)	(90,000)	(669,831)
Outstanding at September 30, 2018	2,744,516	127,449	827,843	3,699,808
Restricted Stock Units
The following table summarizes RSU activity for the nine months ended September 30, 2018:

	2007 Equity	2013 Lumara	Inducement
	Plan	Equity Plan	Grants	Total
Outstanding at December 31, 2017	966,623	11,611	91,541	1,069,775
Granted	752,797	1,600	48,418	802,815
Vested	(370,388)	(10,650)	(47,764)	(428,802)
Expired or terminated	(306,234)	(460)	(2,502)	(309,196)
Outstanding at September 30, 2018	1,042,798	2,101	89,693	1,134,592
In March 2018, we granted RSUs under our 2007 Plan to certain members of our senior management covering a maximum of 206,250 shares of common stock. These performance-based RSUs will vest, if at all, on March 1, 2021, based on our total shareholder return performance measured against the median total shareholder return of a defined group of companies over a three-year period. As of September 30, 2018, the maximum shares of common stock that may be issued under these awards is 188,250. The maximum aggregate total fair value of these RSUs is $3.5 million, which is being recognized as expense over a period of three years from the date of grant, net of any actual forfeitures.
Equity-Based Compensation Expense
Equity-based compensation expense for the three and nine months ended September 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product sales	$281	$432	$588	$690
Research and development	568	799	1,896	2,651
Selling, general and administrative	4,202	4,410	12,149	12,037
Total equity-based compensation expense	5,051	5,641	14,633	15,378
Income tax effect	—	(1,674)	—	(4,569)
After-tax effect of equity-based compensation expense	$5,051	$3,967	$14,633	$10,809

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

O.     STOCKHOLDERS’ EQUITY

Change in Stockholders’ Equity

Total stockholders’ equity decreased by $28.0 million during the nine months ended September 30, 2018. This decrease was primarily driven by the following:

•	$43.5 million due to our net loss for the nine months ended September 30, 2018;

•	$14.6 million increase related to equity-based compensation expense;

•	$1.1 million increase related to the cumulative effect adjustment to our accumulated deficit from the adoption of ASC 606, net of tax;

•	$2.6 million decrease due to the payment of employee tax withholdings related to equity-based compensation; and

•	$2.6 million increase from net shares issued related to the exercise of stock options.

Share Repurchase Program

In January 2016, we announced that our Board authorized a program to repurchase up to $60.0 million in shares of our common stock. The repurchase program does not have an expiration date and may be suspended for periods or discontinued at any time. Under the program, we may purchase our stock from time to time at the discretion of management in the open market or in privately negotiated transactions. The number of shares repurchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, along with working capital requirements, general business conditions and other factors. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. As of September 30, 2018, we repurchased and retired a cumulative total of 2,198,010 shares of common stock under this repurchase program for $39.5 million at an average purchase price of $17.97 per share. As of September 30, 2018, $20.5 million remains available for the repurchase of shares under the program. We did not repurchase any of our common stock during the first nine months of 2018.

P.     COMMITMENTS AND CONTINGENCIES
Commitments
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to our facility leases, purchases of inventory, debt obligations, and other purchase obligations.
Purchase Obligations

Purchase obligations primarily represent minimum purchase commitments for inventory. As of September 30, 2018, our minimum purchase commitments totaled $66.4 million.
Contingent Consideration Related to Business Combinations
In connection with our acquisition of Lumara Health in November 2014, we agreed to pay up to $350.0 million based on the achievement of certain sales milestones, of which $150.0 million has been paid. During the nine months ended September 30, 2018, we reversed the accrual for a $50.0 million milestone payment based on actual Makena net sales to date and our expectations for future performance, which indicated that achievement of the future milestone was not probable. As we update our analysis in future periods, actual results may vary significantly from the estimated results, which are reliant on a number of external factors as well as the exercise of judgment.
Contingent Regulatory and Commercial Milestone Payments
In September 2018, we exercised our option to acquire the global rights to AMAG-423 pursuant to an option agreement entered into in July 2015 with Velo Bio, LLC, a privately-held life-sciences company (“Velo”), the terms of which were amended at the time of exercise. AMAG-423 is a polyclonal antibody currently in clinical development for the treatment of severe preeclampsia in pregnant women and has been granted both orphan drug and fast-track review designations by the FDA. In connection with the exercise of the option and consummation of the acquisition, we have assumed responsibility to complete the Phase 2b/3a clinical study that Velo initiated in the second quarter of 2017 and will incur the necessary clinical, regulatory and other costs required to pursue FDA approval. As part of the acquisition, in September 2018 we paid Velo an upfront option exercise fee of $12.5 million, which was recorded as IPR&D expense as the product candidate is in development and has no alternative future use. We will also be obligated to pay Velo a $30.0 million milestone payment upon FDA approval of the product. In addition, if we are successful with the commercial launch of the product, we will be obligated to pay sales milestone payments to Velo of up to $240.0 million in the aggregate, triggered at various annual net sales thresholds between $300.0 million and $900.0 million and low-single digit royalties based on net sales. Further, we have assumed additional obligations under a previous agreement entered into by Velo with a third-party, including a $5.0 million milestone payment upon regulatory approval and $10.0 million upon first commercial sale, payable in quarterly installments as a percentage of quarterly gross sales. We will also be obligated to pay the third-party low-single digit royalties based on net sales.
In connection with a license agreement we entered into with Endoceutics, Inc. (“Endoceutics”) in February 2017 (the “Endoceutics License Agreement”), we are required to pay Endoceutics certain sales milestone payments, including a first sales milestone payment of $15.0 million, which would be triggered when Intrarosa annual net U.S. sales exceed $150.0 million, and a second milestone payment of $30.0 million, which would be triggered when annual net U.S. sales of Intrarosa exceed $300.0 million. If annual net U.S. sales of Intrarosa exceed $500.0 million, there are additional sales milestone payments totaling up to $850.0 million, which would be triggered at various sales thresholds. We are also obligated to pay tiered royalties to Endoceutics equal to a percentage of net sales of Intrarosa in the U.S. ranging from mid-teens for calendar year net sales up to $150.0 million to mid twenty percent for any calendar year net sales that exceed $1.0 billion for the commercial life of Intrarosa, with deductions (a) after the later of (i) the expiration date of the last to expire of a licensed patent containing a valid patent claim or (ii) ten years after the first commercial sale of Intrarosa for the treatment of vulvar and vaginal atrophy (“VVA”) or female sexual dysfunction (“FSD”) in the U.S. (as applicable), (b) for generic competition and (c) for third party payments, subject to an aggregate cap on such deductions of royalties otherwise payable to Endoceutics.
In connection with a license agreement we entered into with Palatin Technologies, Inc. (“Palatin”) in January 2017 (the “Palatin License Agreement”), we are required to pay Palatin up to $380.0 million in regulatory and commercial milestone payments, of which $20.0 million was paid in the second quarter of 2018 following the acceptance by the FDA of our New Drug Application (“NDA”) for Vyleesi. As of September 30, 2018, the remaining potential milestone payments include $60.0 million upon FDA approval of Vyleesi and up to $300.0 million of aggregate sales milestone payments upon the achievement of certain annual net sales milestones over the course of the license. We are also obligated to pay Palatin tiered royalties on annual net sales of Vyleesi and any other products containing Vyleesi (collectively, the “Vyleesi Products”), on a product-by-product basis, in the Palatin Territory ranging from the high-single digits to the low double-digits.
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

We may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us as of September 30, 2018.

Q.     COLLABORATION, LICENSE AND OTHER STRATEGIC AGREEMENTS
Our commercial strategy includes expanding our portfolio through the in-license or acquisition of additional pharmaceutical products or companies, including revenue-generating commercial products and late-state development assets as well as forming alliances with other companies to facilitate the sale and distribution of our products. As of September 30, 2018, we were a party to the following collaborations and license agreements:

Velo
As described above in Note P, “Commitments and Contingencies,” in September 2018, we exercised our option to acquire the global rights to the AMAG-423 program, which we account for as an asset acquisition under ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”).

Prasco
In anticipation of the entry of generic competition to our branded Makena intramuscular product following the February 2018 expiration of Makena’s orphan drug exclusivity, we entered into a Distribution and Supply Agreement (the “Prasco Agreement”) with Prasco, LLC (“Prasco”). The Prasco Agreement grants Prasco an exclusive, non-sublicensable, nontranferable license to purchase, distribute and sell a generic version of Makena in the U.S. In July 2018, following the approval by the FDA of a generic version of the Makena single-dose intramuscular injection in late June 2018, in order to participate in the generic market, we authorized Prasco to launch the authorized generic of both the single-dose and multi-dose intramuscular injection of Makena. Under the Prasco Agreement, we are responsible for the manufacture and supply of the generic Makena product to be sold to Prasco at a predetermined supply price and Prasco is also required to pay us a certain percentage of the net distributable profits from the sale of the generic Makena product. We account for revenue recognized under the Prasco Agreement in accordance with ASC 606. Pursuant to the terms of the Prasco Agreement, in certain circumstances we may be required to pay penalties if we fail to supply a certain percentage of product ordered by Prasco. The Prasco Agreement will continue for a set period of time, including mutually agreed to additional renewals, but is subject to early termination by us for convenience after a certain period of time or if Prasco is subject to a change of control or by either party for, among other things, uncured breach by or bankruptcy of the other party or for lack of commercial viability, FDA notice, or by mutual agreement.
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
Endoceutics
In February 2017, we entered into the Endoceutics License Agreement with Endoceutics. Pursuant to the Endoceutics License Agreement, Endoceutics granted us the right to develop and commercialize pharmaceutical products containing dehydroepiandrosterone (“DHEA”), including Intrarosa, at dosage strengths of 13 mg or less per dose and formulated for intravaginal delivery, excluding any combinations with other active pharmaceutical ingredients, in the U.S. for the treatment of VVA and FSD. The transactions contemplated by the Endoceutics License Agreement closed on April 3, 2017. We accounted for the Endoceutics License Agreement as an asset acquisition under ASU 2017-01.
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
In the third quarter of 2017, Endoceutics initiated a clinical study to support an application for U.S. regulatory approval for Intrarosa for the treatment of HSDD in post-menopausal women. We and Endoceutics have agreed to share the direct costs related to such studies based upon a negotiated allocation with us funding up to $20.0 million. We may, with Endoceutics’ consent (not to be unreasonably withheld, conditioned or delayed), conduct any other studies of Intrarosa for the treatment of VVA and FSD anywhere in the world for the purpose of obtaining or maintaining regulatory approval of or commercializing Intrarosa for the treatment of VVA or FSD in the U.S. All data generated in connection with the above described studies would be owned by Endoceutics and licensed to us pursuant to the Endoceutics License Agreement.
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
Palatin
In January 2017, we entered into the Palatin License Agreement with Palatin under which we acquired (a) an exclusive license in all countries of North America (the “Palatin Territory”), with the right to grant sub-licenses, to research, develop and commercialize the Vyleesi Products, an investigational product designed to be a treatment for HSDD in pre-menopausal women, (b) a worldwide non-exclusive license, with the right to grant sub-licenses, to manufacture the Vyleesi Products, and (c) a non-exclusive license in all countries outside the Palatin Territory, with the right to grant sub-licenses, to research and develop (but not commercialize) the Vyleesi Products. The transaction closed in February 2017 and was accounted for as an asset acquisition under ASU 2017-01.
Under the terms of the Palatin License Agreement, in February 2017 we paid Palatin $60.0 million as a one-time upfront payment and subject to agreed-upon deductions reimbursed Palatin approximately $25.0 million for reasonable, documented, out-of-pocket expenses incurred by Palatin in connection with the development and regulatory activities necessary to submit an

NDA in the U.S. for Vyleesi for the treatment of HSDD in pre-menopausal women. During 2017, we fulfilled these payment obligations to Palatin. The $60.0 million upfront payment made in February 2017 to Palatin was recorded as IPR&D expense as the product candidate had not received regulatory approval. In June 2018, our NDA submission to the FDA for Vyleesi was accepted, which triggered the payment of a $20.0 million milestone obligation, which we paid in the second quarter of 2018 and recorded as an IPR&D expense in the first quarter of 2018 when acceptance was deemed probable.
In addition, the Palatin License Agreement requires us to make contingent payments of (a) $60.0 million upon FDA approval of Vyleesi, and (b) up to $300.0 million of aggregate sales milestone payments upon the achievement of certain annual net sales milestones over the course of the license. The first sales milestone payment of $25.0 million will be triggered when Vyleesi annual net sales exceed $250.0 million. We are also obligated to pay Palatin tiered royalties on annual net sales in North America of the Vyleesi Products, on a product-by-product basis, in the Palatin Territory ranging from the high-single digits to the low double-digits. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (a) the earliest date on which there are no valid claims of Palatin patent rights covering such Vyleesi Product in such country, (b) the expiration of the regulatory exclusivity period for such Vyleesi Product in such country and (c) 10 years following the first commercial sale of such Vyleesi Product in such country. These royalties are subject to reduction in the event that: (a) we must license additional third-party intellectual property in order to develop, manufacture or commercialize a Vyleesi Product or (b) generic competition occurs with respect to a Vyleesi Product in a given country, subject to an aggregate cap on such deductions of royalties otherwise payable to Palatin. After the expiration of the applicable royalties for any Vyleesi Product in a given country, the license for such Vyleesi Product in such country would become a fully paid-up, royalty-free, perpetual and irrevocable license. The Palatin License Agreement expires on the date of expiration of all royalty obligations due thereunder, unless earlier terminated in accordance with the Palatin License Agreement.
R.     DEBT
Our outstanding debt obligations as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
2023 Senior Notes	$—	$466,291
2022 Convertible Notes	258,376	248,194
2019 Convertible Notes	20,999	20,198
Total long-term debt	279,375	734,683
Less: current maturities	(20,999)	—
Long-term debt, net of current maturities	$258,376	$734,683

2023 Senior Notes

In August 2015, in connection with the CBR acquisition, we completed a private placement of $500.0 million aggregate principal amount of 7.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes were issued pursuant to an Indenture, dated as of August 17, 2015 (the “Indenture”), by and among us, certain of our subsidiaries acting as guarantors of the 2023 Senior Notes and Wilmington Trust, National Association, as trustee. In October 2017, we repurchased $25.0 million of the 2023 Senior Notes in a privately negotiated transaction, resulting in a loss on extinguishment of debt of $1.1 million. In September 2018, we repurchased the remaining $475.0 million of the 2023 Senior Notes at a premium of $28.1 million using the proceeds from the CBR sale, which resulted in a loss on extinguishment of debt of $35.9 million, inclusive of the premium paid.

Convertible Notes
The outstanding balances of our Convertible Notes as of September 30, 2018 consisted of the following (in thousands):

	2022 Convertible Notes	2019 Convertible Notes	Total
Liability component:
Principal	$320,000	$21,417	$341,417
Less: debt discount and issuance costs, net	61,624	418	62,042
Net carrying amount	$258,376	$20,999	$279,375
Equity Component	$72,576	$9,905	$82,481

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
On or after March 1, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The 2022 Convertible Notes were not convertible as of September 30, 2018.
We determined the expected life of the debt was equal to the five-year term on the 2022 Convertible Notes. The effective interest rate on the liability component was 9.49% for the period from the date of issuance through September 30, 2018. As of September 30, 2018, the “if-converted value” did not exceed the remaining principal amount of the 2022 Convertible Notes.

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
The 2019 Convertible Notes are governed by the terms of an indenture between us, as issuer, and Wilmington Trust, National Association, as the trustee. The 2019 Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year. The 2019 Convertible Notes will mature on February 15, 2019 unless earlier repurchased or converted. Upon conversion of the remaining 2019 Convertible Notes, such 2019 Convertible Notes will be convertible into, at our election, cash, shares of our common stock, or a combination thereof, at a conversion rate of 36.9079 shares of common stock per $1,000 principal amount of the 2019 Convertible Notes, which corresponds to an initial conversion price of approximately $27.09 per share of our common stock.
The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends. Beginning on or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2019 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder. The 2019 Convertible Notes were convertible as of September 30, 2018.
We determined the expected life of the debt was equal to the five-year term of the 2019 Convertible Notes. The effective interest rate on the liability component was 7.79% for the period from the date of issuance through September 30, 2018. As of September 30, 2018, the “if-converted value” did not exceed the remaining principal amount of the 2019 Convertible Notes.
Convertible Notes Interest Expense
The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$2,734	$2,840	$8,202	$6,033
Amortization of debt issuance costs	355	348	1,040	944
Amortization of debt discount	3,391	3,264	9,942	7,909
Total interest expense	$6,480	$6,452	$19,184	$14,886
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
As of September 30, 2018, the remaining bond hedge transactions covered approximately 0.8 million shares of our common stock underlying the remaining $21.4 million principal amount of the 2019 Convertible Notes. The convertible bond hedges have an exercise price of approximately $27.09 per share, subject to adjustment upon certain events, and are exercisable when and if the 2019 Convertible Notes are converted. If upon conversion of the 2019 Convertible Notes, the price of our common stock is above the exercise price of the convertible bond hedges, the call spread counterparties will deliver shares of our common stock and/or cash with an aggregate value equal to the approximate difference between the price of our common stock at the conversion date and the exercise price, multiplied by the number of shares of our common stock underlying the convertible bond hedges being exercised. The convertible bond hedges were separate transactions entered into by us and were not part of the terms of the 2019 Convertible Notes or the warrants, discussed below. Holders of the 2019 Convertible Notes will not have any rights with respect to the convertible bond hedges.
As of September 30, 2018, the remaining warrant transactions covered approximately 1.0 million shares of our common stock underlying the remaining $21.4 million principal amount of the 2019 Convertible Notes. The initial exercise price of the warrants is $34.12 per share, subject to adjustment upon certain events, which was 70% above the last reported sale price of our common stock of $20.07 on February 11, 2014. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock, as measured under the terms of the warrants, exceeds the applicable exercise price of the warrants. The warrants were issued to the call spread counterparties pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.
Future Payments
Future annual principal payments on our long-term debt as of September 30, 2018 were as follows (in thousands):

Period	Future Annual Principal Payments
Remainder of Year Ending December 31, 2018	$—
Year Ending December 31, 2019	21,417
Year Ending December 31, 2020	—
Year Ending December 31, 2021	—
Year Ending December 31, 2022	320,000
Thereafter	—
Total	$341,417
S.     RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of our adoption of ASU 2018-13 on our condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard requires entities to recognize on its balance sheet assets and liabilities associated with the rights and obligations created by leases with terms greater than twelve months. This statement is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods and early adoption is permitted. As of September 30, 2018 we have completed our identification of the population of leases. Our next phase of implementation will include calculation of the financial statement impact of adoption. We currently expect to recognize material operating lease liabilities and right-of-use assets related to our current operating lease commitments upon our adoption of ASU 2016-02 on January 1, 2019. In addition, we are evaluating our internal control framework and required disclosures to identify any changes that may need to be made in response to the new guidance.

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. We adopted the standard on January 1, 2018 using the retrospective approach. ASU 2016-15 did not have a material impact on our condensed consolidated financial statements upon adoption.
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

Examples of forward-looking statements contained in this report include, without limitation, statements regarding the following: plans to continue to expand the impact of our current and future products for patients by delivering on our growth strategy; plans for our product candidates, including timing for data release and regulatory submissions; the timing of additional generic competition to the Makena intramuscular (“IM”) product and the impact of generic competition on sales and rebates; expectations related to our filing of a supplemental New Drug Application (“NDA”) for the treatment of HSDD in post-menopausal women with Intrarosa; anticipated clinical, developmental, regulatory and other undertakings and cooperation efforts by our licensing parties; the impact and benefits of the CBR disposition and transitional services; expectations regarding our intellectual property, including patent protection and related litigation, and the impact and timing that generic and other competition could have on our business; beliefs regarding the intellectual property of our licensing and collaboration partners, and our rights to such property; the market opportunities for each of our products; plans regarding our sales and marketing initiatives; expectations regarding our future sales of Feraheme, Intrarosa and Makena; the impact of our license and collaboration agreements on our results of operations; our expectation of costs to be incurred in connection with, and revenue sources to fund, our future operations; our expectations regarding the contribution of revenues from our products to the funding of our ongoing operations; expectations regarding the manufacture of all drug substance, drug products and key materials at our third-party manufacturers or suppliers; our expectations regarding customer returns and other revenue-related reserves and accruals; estimates regarding our effective tax rate and our ability to realize our net operating loss carryforwards and other tax attributes; the impact of accounting pronouncements; expectations regarding our financial results, including revenues, product sales allowances and accruals, cost of product sales, research and development expenses, selling, general and administrative expenses, amortization and other income (expense); our investing activities and the impact of our operations on our cash, cash equivalents and marketable securities balances; our belief that our cash, cash equivalents and marketable securities as of September 30, 2018, and the cash we currently expect to receive, will be sufficient to satisfy our cash flow needs for the foreseeable future (including the remainder of 2018); our expectation that our anticipated spending as we enter 2019 may exceed our expected revenues; expectations related to the timing and amounts of milestone payments to former Lumara Health security holders, Palatin, Endoceutics and Velo; estimates and beliefs related to our debt; the valuation of certain intangible assets, goodwill, contingent consideration, debt and other assets and liabilities, including our methodology and assumptions regarding fair value measurements; the manner in which we intend or are required to settle the conversion of our 2022 Convertible Notes and 2019 Convertible Notes; the timing and amounts (if any) of share repurchases; and our expectations for our cash, revenue, cash equivalents, marketable securities balances, capital needs and information with respect to any other plans and strategies for our business. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.

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

Overview
AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a pharmaceutical company focused on bringing innovative products to patients with unmet medical needs. We do this by leveraging our development and commercial expertise to invest in and grow our pharmaceutical products across a range of therapeutic areas, including women’s health. Our currently marketed products support the health of patients in the areas of maternal and women’s health, anemia management and cancer supportive care, including Makena® (hydroxyprogesterone caproate injection), Intrarosa® (prasterone) vaginal inserts, Feraheme® (ferumoxytol injection) for intravenous (“IV”) use, and MuGard® Mucoadhesive Oral Wound Rinse. In addition to our marketed products, our portfolio includes two product candidates, Vyleesi™ (bremelanotide), which is being developed for the treatment of hypoactive sexual desire disorder (“HSDD”) in pre-menopausal women and digoxin immune Fab (ovine) (now referred to as AMAG-423), which is being studied for the treatment of severe preeclampsia.
Since August 2015, we had provided services related to the preservation of umbilical cord blood stem cell and cord tissue units operated through Cord Blood Registry® (“CBR”). On August 6, 2018, we completed the sale of our wholly-owned subsidiary, CBR Acquisition Holdings Corp, and the CBR business to GI Chill Acquisition LLC, an affiliate of GI Partners, a private equity investment firm (together “GI”) pursuant to the June 14, 2018 Stock Purchase Agreement between us and GI. We received $519.3 million in cash at closing and recognized a gain of $89.6 million on the sale during the three and nine months ended September 30, 2018. For additional information, see Note C “Discontinued Operations and Held for Sale” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
We intend to expand the impact of our current and future products for patients by delivering on our growth strategy, which includes collaborating on and acquiring promising therapies at various stages of development, and advancing them through the clinical and regulatory process to deliver new treatment options to patients. Our primary sources of revenue are from product sales of Makena, Feraheme and Intrarosa. Except as otherwise stated below, the following discussions of our results of operations reflect the results of our continuing operations, excluding the results related to the CBR business. The CBR business has been separated from continuing operations and reflected as a discontinued operation. See Note C, “Discontinued Operations and Held for Sale” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

AMAG’s Portfolio of Products and Product Candidates
AMAG-423
In September 2018, we exercised our option to acquire the global rights to AMAG-423 pursuant to an option agreement entered into in July 2015 with Velo Bio, LLC, a privately-held life sciences company (“Velo”), the terms of which were amended at the time of exercise. AMAG-423 is a polyclonal antibody currently in clinical development for the treatment of severe preeclampsia in pregnant women and has been granted both orphan drug and fast-track review designations by the U.S. Food and Drug Administration (the “FDA”). In connection with the exercise of the option and the consummation of the acquisition, we paid Velo an upfront option exercise fee of $12.5 million in September 2018, which was recorded in acquired in-process research and development (“IPR&D”) expense. See Note P, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the AMAG-423 acquisition.
Preeclampsia is a multi-system disorder that occurs only during pregnancy and the postpartum period and affects both the mother and baby. Preeclampsia is the leading cause of maternal morbidity and mortality and typically develops in women after 20 weeks of pregnancy and is characterized by elevated blood pressure, as well as vascular abnormalities, that can lead to end organ damage, intrauterine growth restriction and premature delivery. Premature delivery can lead to a number of serious health consequences for the infant, including intraventricular hemorrhage (bleeding in the brain) or necrotizing enterocolitis (severe inflammation of the infant bowels). Approximately 140,000 pregnant women in the U.S. are affected by preeclampsia, with approximately 50,000 impacted by severe preeclampsia, a more serious form of the condition that can be life threatening to both the mother and the baby. There are currently no effective treatments that address the underlying condition, rather treatments include medications to address the symptoms, such as antihypertensives and early delivery of the baby.
We have assumed responsibility to complete the Phase 2b/3a clinical study that Velo initiated in the second quarter of 2017 and will incur the necessary clinical, regulatory and other costs required to pursue FDA approval. Approximately 200 antepartum women with severe preeclampsia between 23 and 32 weeks gestation will be enrolled in the multi-center, randomized, double-blind, placebo-controlled, parallel-group Phase 2b/3a study, including the 26 patients who were enrolled prior to the transfer of the study to us. No additional patients will be enrolled during the study transition, and we expect to re-initiate new patient enrollment in early 2019. Participants in the study will receive AMAG-423 or placebo intravenously four times a day over four days. The study’s primary endpoint is to demonstrate a reduction in the percentage of babies who develop severe intraventricular hemorrhage, necrotizing enterocolitis or death by 36 weeks corrected gestational age between the AMAG-423 and placebo arms. Secondary endpoints include the maternal incidence of pulmonary edema during treatment and the period of time between treatment and delivery.
Vyleesi
In January 2017, we entered into a license agreement with Palatin Technologies, Inc. (“Palatin”) pursuant to which Palatin granted us the North American rights to research, develop and commercialize Vyleesi (previously referred to as bremelanotide), which is being developed for the treatment of HSDD in pre-menopausal women. Vyleesi is designed to be an on demand therapy used in anticipation of sexual activity and self-administered by the patient in the thigh or abdomen via a single-use subcutaneous auto-injector. Two Phase 3 studies conducted by Palatin for the treatment of HSDD in pre-menopausal women met the pre-specified co-primary efficacy endpoints of improvement in desire and decrease in distress associated with low sexual desire as measured using validated patient-reported outcome instruments. Each trial consisted of over 600 patients randomized in a 1:1 ratio to either the treatment arm or placebo arm, each with a 24 week evaluation period. The most frequent adverse events were nausea, flushing and headache, which were generally mild-to-moderate in severity and were transient. Approximately 17% of patients discontinued participation in the Vyleesi arm due to adverse events in both studies versus 2% in placebo. Women in the trials had the option, after completion of the randomized trial, to continue in an ongoing open-label safety extension study for an additional 52 weeks, which gathered additional data on the safety of long-term and repeated use of Vyleesi. Nearly 80% of patients who completed the randomized portion of the study elected to remain in the open-label portion of the study. All of the patients in the extension study, which was completed in 2017, received Vyleesi.
In June 2018, the FDA accepted the New Drug Application (“NDA”) for Vyleesi for the treatment of HSDD in pre-menopausal women. The Prescription Drug User Fee Act (“PDUFA”) date for completion of FDA review of the Vyleesi NDA is March 23, 2019 and we expect an Advisory Committee meeting for Vyleesi to be held in January 2019. Additional details regarding the license with Palatin (the “Palatin License Agreement”) can be found in Note Q, “Collaboration, License and Other Strategic Agreements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Makena
Makena is indicated to reduce the risk of preterm birth in women pregnant with a single baby who have a history of singleton spontaneous preterm birth. We acquired the rights to Makena in connection with our acquisition of Lumara Health Inc. in November 2014. Makena was approved by the FDA in February 2011 as an intramuscular (“IM”) injection (the “Makena IM product”) packaged in a multi-dose vial and in February 2016 as a single-dose preservative-free vial. The orphan drug exclusivity period that was granted to the Makena IM product in 2011 expired in February 2018. In July 2018, we launched our own authorized generic of both the single- and multi-dose vials through our generic partner, Prasco, LLC. As a result of this partnership, we are able to provide patients and healthcare providers with access to therapeutically equivalent versions of the branded Makena IM injection.
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
Feraheme
Feraheme was approved for marketing by the FDA in June 2009 for the treatment of iron deficiency anemia (“IDA”) in adult patients with chronic kidney disease (“CKD”) only and was launched commercially shortly thereafter. In February 2018, we received FDA approval to expand the Feraheme label to treat all eligible adult IDA patients who have intolerance to oral iron or have had unsatisfactory response to oral iron in addition to patients who have CKD. IDA is widely prevalent in many different patient populations, such as patients with gastrointestinal disease, cancer and chemotherapy-induced anemia or abnormal uterine bleeding. For many of these patients, treatment with oral iron is unsatisfactory or is not tolerated. It is estimated that more than 4.5 million people in the U.S. have IDA (CKD and non-CKD) and we estimate that a small fraction of the patients who are diagnosed with IDA regardless of the underlying cause are currently being treated with IV iron.
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

Intrarosa was approved by the FDA in November 2016 and was launched commercially in July 2017. Intrarosa is the only FDA-approved, vaginally administered, daily steroid, which is prescribed for the treatment of moderate to severe dyspareunia, a symptom of VVA, due to menopause. The effectiveness of Intrarosa on moderate to severe dyspareunia in post-menopausal women was examined in two primary 12-week placebo-controlled efficacy trials. All women in both studies were assessed for improvement from baseline to week 12 for four co-primary efficacy endpoints: (a) most bothersome symptom (moderate to severe dyspareunia), (b) the percentage of vaginal superficial cells, (c) the percentage of parabasal cells, and (d) vaginal pH. All primary endpoints were statistically significant. Women taking Intrarosa experienced a significant reduction in moderate to severe dyspareunia, as well as statistically significant improvements in the percentage of vaginal superficial cells, parabasal cells and vaginal pH.

Endoceutics initiated a clinical study in the third quarter of 2017 to support an application for U.S. regulatory approval of Intrarosa for the treatment of hypoactive sexual desire disorder (“HSDD”) in post-menopausal women. We and Endoceutics have agreed to share the direct costs related to two Phase 3 clinical studies based upon a negotiated allocation with us funding up to $20.0 million, including the HSDD trial. If the studies are successful, we will file a supplemental New Drug Application with the FDA for the treatment of HSDD in post-menopausal women. Furthermore, each party’s commercialization activities and budget are described in a commercialization plan, which is updated annually. Additional details regarding the Endoceutics License Agreement can be found in Note Q, “Collaboration, License and Other Strategic Agreements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Except as described in Note B, “Basis of Presentation and Summary of Significant Accounting Policies,” and Note D, “Revenue Recognition,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, with respect to changes in our revenue recognition policy related to our adoption of the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2018, compared to the critical accounting policies and estimates disclosed in Part II, Item 7, of our Annual Report.
Results of Operations - Three Months Ended September 30, 2018 and 2017
Revenues
Total revenues for the three months ended September 30, 2018 and 2017 consisted of the following (in thousands except for percentages):

	Three Months Ended September 30,		2018 to 2017
	2018	2017	$ Change	% Change
Product sales, net
Makena	$80,221	$97,635	$(17,414)	(18)%
Feraheme	36,963	26,095	10,868	42%
Intrarosa	4,925	360	4,565	>100%
MuGard	129	241	(112)	(46)%
Total revenues	$122,238	$124,331	$(2,093)	(2)%

Net product sales decreased by $2.1 million, or approximately 2%, during the three months ended September 30, 2018 as compared to the same period in 2017. The $17.4 million decrease in Makena net sales was primarily impacted by a supply disruption of our IM products, as discussed further below, and the entry of generic competition. The decrease of total revenues was partially offset by a $10.9 million increase in Feraheme net sales following the approval of its expanded label in February 2018 and a $4.6 million increase in Intrarosa net sales, which was launched commercially in July 2017.

Product Sales

Total gross product sales were offset by product sales allowances and accruals for the three months ended September 30, 2018 and 2017 as follows (in thousands, except for percentages):

	Three Months Ended September 30,				2018 to 2017
	2018	Percent of gross product sales	2017	Percent of gross product sales	$ Change	% Change
Gross product sales	$238,856		$235,299		$3,557	2%
Provision for product sales allowances and accruals:
Contractual adjustments	93,213	39%	80,110	34%	13,103	16%
Governmental rebates	23,405	10%	30,858	13%	(7,453)	(24)%
Total	116,618	49%	110,968	47%	5,650	5%
Product sales, net	$122,238		$124,331		$(2,093)	(2)%

We expect that sales of Feraheme, Intrarosa and the Makena auto-injector will increase for the remainder of 2018 and throughout 2019. In addition, we expect overall Makena net sales to continue to decline due to (i) volume and pricing pressure as a result of current generic competition to Makena, (ii) the expectation of additional generic competitors in the market and (iii) continued manufacturing-related issues. As previously disclosed, we continue to experience delays at our third-party manufacturer, which has resulted in our single-dose vial being out of stock and we expect will result in an out of stock situation for our multi-dose vial in the near future. We are attempting to mitigate this supply issue by manufacturing at our secondary supplier; however, we anticipate that revenues for the IM products will continue to decrease. We expect that such decline will be partially offset by Makena auto-injector sales. The continued impact of generic competition to our Makena sales is dependent on the timing, number and behavior of current and future generic competitors.
Product Sales Allowances and Accruals
We record product revenue net of certain allowances and accruals in our condensed consolidated statements of operations. Our contractual adjustments include provisions for returns, pricing and prompt payment discounts, as well as wholesaler distribution fees, rebates to hospitals that qualify for 340B pricing, and volume-based and other commercial rebates and other discounts. Governmental rebates relate to our reimbursement arrangements with state Medicaid programs. The increases in contractual adjustments as a percentage of gross product sales for the three months ended September 30, 2018 as compared to the same period in 2017 primarily related to a higher mix of business through commercial reimbursement channels and additional discounts offered to commercial entities. The decreases in governmental rebates as a percentage of gross product sales for the three months ended September 30, 2018 as compared to the same period in 2017 are primarily related to a shift in the mix of business.
We did not materially adjust our product sales allowances and accruals during the three months ended September 30, 2018 or 2017. If we determine in future periods that our actual experience is not indicative of our expectations, if our actual experience changes, or if other factors affect our estimates, we may be required to adjust our allowances and accruals estimates, which would affect our net product sales in the period of the adjustment and could be significant.
Costs and Expenses
Cost of Product Sales
Cost of product sales for the three months ended September 30, 2018 and 2017 were as follows (in thousands except for percentages):

	Three Months Ended September 30,		2018 to 2017
	2018	2017	$ Change	% Change
Cost of product sales	$46,489	$31,085	$15,404	50%
Percentage of net product sales	38%	25%
Amortization of intangible assets related to Makena and Intrarosa comprised $30.9 million and $23.7 million, respectively of the $46.5 million and $31.1 million cost of product sales for the three months ended September 30, 2018 and 2017, respectively. The non-amortization related increase in cost of product sales of $8.2 million was due to a larger portion of product sales from higher cost products as well as royalty obligations related to the Makena auto-injector and Intrarosa products.
We expect our cost of product sales, excluding amortization expense, to increase as a percentage of net product sales for the remainder of 2018 and throughout 2019, due to a shift in our product mix toward products with higher royalty obligations, such as the Makena auto-injector and Intrarosa.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2018 and 2017 consisted of the following (in thousands except for percentages):

	Three Months Ended September 30,		2018 to 2017
	2018	2017	$ Change	% Change
External research and development expenses
Feraheme-related costs	$1,611	$(370)	$1,981	<(100%)
Makena-related costs	721	3,616	(2,895)	(80)%
Vyleesi-related costs	1,582	6,516	(4,934)	(76)%
Intrarosa-related costs	1,623	336	1,287	>100%
Other external costs	101	824	(723)	(88)%
Total	5,638	10,922	(5,284)	(48)%
Internal research and development expenses	4,495	5,352	(857)	(16)%
Total research and development expenses	$10,133	$16,274	$(6,141)	(38)%

Total research and development expenses incurred in the three months ended September 30, 2018 decreased by $6.1 million as compared to the same period in 2017. The $4.9 million decrease of Vyleesi-related costs reflects the completion of certain agreed-upon Palatin reimbursement costs incurred in 2017 in preparation for the March 2018 NDA submission, partially offset by increased costs associated with manufacturing process development and the manufacture of drug product for Vyleesi in preparation for potential approval in 2019. Makena-related costs reflect a $2.9 million decline due to the completion of the Makena auto-injector development program in 2017 partially offset by costs incurred in the Makena sub-part H trials. The decreased spend for Vyleesi and Makena was partially offset by a $2.0 million increase in Feraheme-related costs related to an ongoing pediatric study and a $1.3 million increase of costs for the Intrarosa HSDD study in post-menopausal women.
We expect our research and development expenses to increase during the remainder of 2018 and throughout 2019, as we increase our investment to accelerate enrollment in the AMAG-423 clinical trial. We also expect to incur additional costs as we prepare for the Advisory Committee meeting for Vyleesi and continue to invest in Intrarosa development, including the HSDD study. We cannot determine with certainty the duration and completion costs of our current or future clinical trials of our products or product candidates as the duration, costs and timing of clinical trials depends on a variety of factors including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation.
Acquired In-Process Research and Development
During the three months ended September 30, 2018, we recorded $12.5 million for acquired IPR&D related to the upfront option exercise fee paid to Velo in September 2018 in connection with our acquisition of AMAG-423.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2018 and 2017 consisted of the following (in thousands except for percentages):

	Three Months Ended September 30,		2018 to 2017
	2018	2017	$ Change	% Change
Compensation, payroll taxes and benefits	$34,538	$28,177	$6,361	23%
Professional, consulting and other outside services	33,702	29,304	4,398	15%
Fair value of contingent consideration liability	9	(49,929)	49,938	>(100%)
Equity-based compensation expense	4,202	4,410	(208)	(5)%
Total selling, general and administrative expenses	$72,451	$11,962	$60,489	>100%
Total selling, general and administrative expenses, excluding the $49.9 million contingent consideration liability expense reversal in the third quarter of 2017, increased by $10.6 million, or approximately 17%, in the three months ended September 30, 2018 as compared to the same period in 2017. This increase included a $6.4 million increase in compensation, payroll taxes and benefits primarily driven by the establishment of our women’s health sales force in mid-2017 and related organizational growth, as well as a significant increase in external costs related to the commercialization of Intrarosa.

We expect that total selling, general and administrative expenses will increase for the remainder of 2018 and throughout 2019 as we prepare for the potential launch of Vyleesi, assuming FDA approval in March 2019, and as we continue to invest in Intrarosa.
Impairment of Intangible Assets

There were no impairments of intangible assets for the three months ended September 30, 2018. During the three months ended September 30, 2017, we determined that a revised long-term forecast, resulting from certain information we received in the third quarter of 2017, constituted a triggering event with respect to our Makena base technology intangible asset, which relates solely to the Makena IM product. We determined that as of September 30, 2017, the fair value of the Makena base technology intangible asset was less than the carrying value and accordingly, we recorded an impairment charge of $319.2 million in the third quarter of 2017.

Other Expense, Net
Other expense, net for the three months ended September 30, 2018 increased by $31.0 million compared to the same period in 2017, primarily due to a $35.9 million loss on extinguishment of debt (including a $28.1 million redemption premium) incurred as a result of the early redemption of the 7.875% Senior Notes due 2023 (the “2023 Senior Notes”). The $31.0 million increase was partially offset by a $3.5 million reduction in interest expense in the three months ended September 30, 2018 due primarily to this redemption.
Income Tax Benefit
The following table summarizes our effective tax rate and income tax benefit for the three months ended September 30, 2018 and 2017 (in thousands except for percentages):

	Three Months Ended September 30,
	2018	2017
Effective tax rate	4%	43%
Income tax benefit	$(2,352)	$(115,197)
For the three months ended September 30, 2018, we recognized an income tax benefit of $2.4 million, representing an effective tax rate of 4%. The difference between the 2018 statutory federal tax rate of 21% and the 4% effective tax rate for the three months ended September 30, 2018 was primarily attributable to the valuation allowance established against our current period losses generated, the impact of non-deductible stock compensation and other non-deductible expenses, partially offset by a benefit from contingent consideration, state income taxes and orphan drug credits. We established a valuation allowance on our deferred tax assets other than refundable credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. The deferred tax liabilities associated with the CBR business, which was sold during the three months ended September 30, 2018, are no longer expected to be available as a source of income to realize the benefits of our net deferred tax assets.
For the three months ended September 30, 2017, we recognized an income tax benefit of $115.2 million, representing an effective tax rate of 43%. The difference between the expected 2017 statutory federal tax rate of 35% and the 43% effective tax rate for the three months ended September 30, 2017 was primarily attributable to the impact of state income taxes, federal research and development and orphan drug tax credits, and contingent consideration associated with Lumara Health, partially offset by the establishment of a valuation allowance related to certain deferred tax assets. During the three months ended September 30, 2017, we entered into a three-year cumulative loss position and established a valuation allowance on certain deferred tax assets to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets.

The primary drivers of the increase in tax expense for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 is primarily attributable to an increase in valuation allowance on our current period losses generated and a decrease in the federal tax benefit attributable to the decrease in the statutory federal rate from 35% to 21%, as well as an increase in non-deductible expenses, partially offset by contingent consideration.

Net Income from Discontinued Operations

Net income from discontinued operations was $95.5 million during the third quarter of 2018 as compared to $3.7 million in the same period in 2017. Of the $95.5 million net income from discontinued operations, $89.6 million represented a gain on the sale of the CBR business, which closed on August 6, 2018. For additional information, see Note C, “Discontinued

Operations and Held for Sale” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations - Nine Months Ended September 30, 2018 and 2017
Revenues
Total revenues for the nine months ended September 30, 2018 and 2017 consisted of the following (in thousands except for percentages):

	Nine Months Ended September 30,		2018 to 2017
	2018	2017	$ Change	% Change
Product sales, net
Makena	$275,377	$286,771	$(11,394)	(4)%
Feraheme	99,796	79,492	20,304	26%
Intrarosa	10,331	360	9,971	>100%
MuGard	302	567	(265)	(47)%
Total	385,806	367,190	18,616	5%
Other revenues	75	53	22	42%
Total revenues	$385,881	$367,243	$18,638	5%

Net product sales increased by $18.6 million, or approximately 5%, during the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to a $20.3 million increase in Feraheme net sales following the approval of its expanded label in February 2018 and $10.0 million in Intrarosa net sales, which was launched commercially in July 2017. The increase of total revenues was partially offset by a $11.4 million decrease in Makena net sales, which were impacted by a supply disruption of our IM products and the entry of generic competition.
Product Sales
Total gross product sales were offset by product sales allowances and accruals for the nine months ended September 30, 2018 and 2017 as follows (in thousands, except for percentages):

	Nine Months Ended September 30,				2018 to 2017
	2018	Percent of gross product sales	2017	Percent of gross product sales	$ Change	% Change
Gross product sales	$776,458		$676,377		$100,081	15%
Provision for product sales allowances and accruals:
Contractual adjustments	290,896	37%	225,622	33%	65,274	29%
Governmental rebates	99,756	13%	83,565	12%	16,191	19%
Total	390,652	50%	309,187	45%	81,465	26%
Product sales, net	$385,806		$367,190		$18,616	5%

We did not materially adjust our product sales allowances and accruals during the nine months ended September 30, 2018 or 2017.

Costs and Expenses
Cost of Product Sales
Cost of product sales for the nine months ended September 30, 2018 and 2017 were as follows (in thousands except for percentages):

	Nine Months Ended September 30,		2018 to 2017
	2018	2017	$ Change	% Change
Cost of product sales	$187,176	$90,761	$96,415	>100%
Percentage of net product sales	49%	25%
Amortization of intangible assets related to Makena and Intrarosa comprised $144.7 million and $69.6 million, respectively, of the $187.2 million and $90.8 million cost of product sales for the nine months ended September 30, 2018 and 2017, respectively. The non-amortization related increase of $21.3 million in cost of product sales was due to a larger portion of product sales from higher cost products and royalty obligations related to the Makena auto-injector and Intrarosa products.
Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2018 and 2017 consisted of the following (in thousands except for percentages):

	Nine Months Ended September 30,		2018 to 2017
	2018	2017	$ Change	% Change
External research and development expenses
Feraheme-related costs	$3,033	$7,046	$(4,013)	(57)%
Makena-related costs	4,118	10,736	(6,618)	(62)%
Vyleesi-related costs	7,716	26,521	(18,805)	(71)%
Intrarosa-related costs	4,885	498	4,387	>100%
Other external costs	286	3,516	(3,230)	(92)%
Total	20,038	48,317	(28,279)	(59)%
Internal research and development expenses	12,597	14,704	(2,107)	(14)%
Total research and development expenses	$32,635	$63,021	$(30,386)	(48)%

Total research and development expenses incurred in the nine months ended September 30, 2018 decreased by $30.4 million, as compared to the same period in 2017. The $18.8 million decrease in Vyleesi-related costs reflects the completion of certain agreed-upon Palatin reimbursement costs incurred in 2017 in preparation for the March 2018 NDA submission, partially offset by increased costs associated with manufacturing process development and the manufacture of drug product for Vyleesi in preparation for potential approval in 2019. Makena-related costs reflect a $6.6 million decline due to the completion of the Makena auto-injector development program in 2017, partially offset by costs incurred in the Makena sub-part H trials. Feraheme-related costs decreased by $4.0 million due to the completion of the IDA study in 2017, partially offset by costs related to an ongoing pediatric study. The decreased spend for Feraheme, Makena, and Vyleesi was partially offset by an increase of $4.4 million for the Intrarosa HSDD study in post-menopausal women.
Acquired In-Process Research and Development
During the nine months ended September 30, 2018, we recorded $32.5 million for acquired IPR&D related to AMAG-423 and Vyleesi as the respective product candidates had not received regulatory approval. Of the $32.5 million, $12.5 million was paid to Velo in September 2018 as an upfront option exercise fee in connection with our acquisition of AMAG-423 and $20.0 million was paid to Palatin in the second quarter of 2018 related to the milestone obligation associated with the FDA acceptance of the Vyleesi NDA.
During the nine months ended September 30, 2017, we recorded IPR&D expense of $65.8 million primarily related to (a) a $60.0 million one-time upfront payment under the terms of the Palatin License Agreement, which we entered into in February 2017, and which we characterized as acquired IPR&D as the product candidate had not received regulatory approval and (b) $5.8 million, which represented a portion of the $83.5 million of consideration recorded to date under the terms of the Endoceutics License Agreement, based on our determination that the this portion of the total consideration did not have an alternative future use.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2018 and 2017 consisted of the following (in thousands except for percentages):

	Nine Months Ended September 30,		2018 to 2017
	2018	2017	$ Change	% Change
Compensation, payroll taxes and benefits	$98,213	$72,852	$25,361	35%
Professional, consulting and other outside services	100,593	81,736	18,857	23%
Fair value of contingent consideration liability	(49,175)	(47,143)	(2,032)	4%
Equity-based compensation expense	12,149	12,037	112	1%
Total selling, general and administrative expenses	$161,780	$119,482	$42,298	35%
Total selling, general and administrative expenses increased $42.3 million, or approximately 35%, in the nine months ended September 30, 2018 as compared to the same period in 2017 as a result of:

•	$25.4 million increase in compensation, payroll taxes and benefits primarily driven by the establishment of our women’s health sales force in mid-2017 and related organizational growth; and

•	$18.9 million increase in external spending related to Intrarosa and Vyleesi marketing activities and the launches of the expanded Feraheme label and the Makena auto-injector.
In addition, total selling, general and administrative expenses for each of the nine months ended September 30, 2018 and 2017 included a $49.2 million and $47.1 million reversal, respectively, to the fair value of contingent consideration liability primarily due to changes in our estimated Makena revenues and associated milestone payments.
Impairment of Intangible Assets

There were no impairments of intangible assets for the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we determined that a revised long-term forecast, resulting from certain information we received in the third quarter of 2017, constituted a triggering event with respect to our Makena base technology intangible asset, which relates solely to the Makena IM product. We determined that as of September 30, 2017, the fair value of the Makena base technology intangible asset was less than the carrying value and, accordingly, we recorded an impairment charge of $319.2 million in the third quarter of 2017.

Other Expense, Net
Other expense, net for the nine months ended September 30, 2018 increased by $18.1 million compared to the same period in 2017. This increase was primarily driven by a $35.9 million loss on extinguishment of debt (including a $28.1 million redemption premium), incurred during the nine months ended September 30, 2018 as a result of the early redemption of the 2023 Senior Notes, partially offset by a $9.8 million loss on extinguishment of debt in 2017 and a $7.0 million reduction in interest expense in the nine months ended September 30, 2018 due primarily to these redemptions.
Income Tax Expense (Benefit)
The following table summarizes our effective tax rate and income tax expense (benefit) for the nine months ended September 30, 2018 and 2017 (in thousands except for percentages):

	Nine Months Ended September 30,
	2018	2017
Effective tax rate	(40)%	41%
Income tax expense (benefit)	$42,204	$(145,317)
For the nine months ended September 30, 2018, we recognized an income tax expense of $42.2 million, representing an effective tax rate of (40)%. The difference between the expected 2018 statutory federal tax rate of 21% and the (40)% effective tax rate for the nine months ended September 30, 2018 was primarily attributable to the establishment of a valuation allowance on net deferred tax assets other than refundable AMT credits, the impact of non-deductible stock compensation and other non-deductible expenses, partially offset by a benefit from contingent consideration, state income taxes and orphan drug credits. We have established a valuation allowance on our deferred tax assets other than refundable credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets.

Our valuation allowance on our deferred tax assets, other than refundable AMT credits, increased during the nine months ended September 30, 2018 primarily because the deferred tax liabilities associated with the CBR business, which was reclassified to discontinued operations for the nine months ended September 30, 2018, are no longer available as a source of income to realize the benefits of the net deferred tax assets.
For the nine months ended September 30, 2017 we recognized an income tax expense of $145.3 million, representing an effective tax rate of 41%. The difference between the expected 2017 statutory federal tax rate of 35% and the 41% effective tax rate for the nine months ended September 30, 2017 was primarily attributable to the impact of state income taxes, federal research and development and orphan drug tax credits, and contingent consideration associated with Lumara Health, partially offset by the establishment of a valuation allowance related to certain deferred tax assets. During the nine months ended September 30, 2017, we entered into a three-year cumulative loss position and established a valuation allowance on certain deferred tax assets to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets.

The primary drivers of the increase in tax expense for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is primarily attributable to an increase in valuation allowance on net deferred tax assets other than refundable AMT credits and a decrease in the federal tax benefit attributable to the decrease in the statutory federal rate from 35% to 21%, as well as an increase in nondeductible expenses, partially offset by contingent consideration.

Net Income from Discontinued Operations

Net income from discontinued operations was $105.1 million for the nine months ended September 30, 2018 as compared to $3.2 million in the same period in 2017. Of the $105.1 million net income from discontinued operations, $89.6 million represented a gain on the sale of the CBR business, which closed on August 6, 2018. For additional information, see Note C, “Discontinued Operations and Held for Sale” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
General
We currently finance our operations primarily from cash generated from our operating activities, including sales of our products. Cash, cash equivalents, marketable securities and certain financial obligations as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands except for percentages):

	September 30, 2018	December 31, 2017	$ Change	% Change
Cash and cash equivalents	$287,166	$162,855	$124,311	76%
Marketable securities	140,368	136,593	3,775	3%
Total	$427,534	$299,448	$128,086	43%

Outstanding principal on 2023 Senior Notes	$—	$475,000	$(475,000)	(100)%
Outstanding principal on 2022 Convertible Notes	320,000	320,000	—	—%
Outstanding principal on 2019 Convertible Notes	21,417	21,417	—	—%
Total	$341,417	$816,417	$(475,000)	(58)%

Cash Flows
The following table presents a summary of our primary sources and uses of cash for the nine months ended September 30, 2018 and 2017 (in thousands):

	September 30, 2018	September 30, 2017	$ Change
Net cash provided by operating activities	$84,893	$86,648	$(1,755)
Net cash provided by investing activities	513,136	106,259	406,877
Net cash used in financing activities	(503,138)	(209,238)	(293,900)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$94,891	$(16,331)	$111,222
Operating Activities
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. We have historically financed our operating and capital expenditures primarily through cash flows earned through our operations. We expect cash provided by operating activities in addition to our cash, cash equivalents and marketable securities will continue to be a primary source of funds to finance operating needs and capital expenditures.
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

For the period ending September 30, 2018 compared to September 30, 2017, net cash flows provided by operating activities decreased by $1.8 million, driven primarily by an increase in net income as adjusted for non-cash charges of $13.9 million and an $15.7 million decrease due to changes in operating assets and liabilities. The aforementioned cash flows from operating activities include cash flows from the operating activities of the CBR business, which is included in discontinued operations. Subsequent to the closing of the CBR transaction on August 6, 2018, we no longer generated cash flows from that business. See Note C, “Discontinued Operations and Held for Sale,” of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail regarding our discontinued operations.
Investing Activities
Cash flows used in investing activities was $513.1 million for the nine months ended September 30, 2018 due to $519.3 million in proceeds from the sale of CBR offset by net purchases of marketable securities of $4.3 million and capital expenditures of $1.9 million. Cash provided by investing activities for the nine months ended September 30, 2017 was $106.3 million due to net proceeds from the sale of marketable securities of $168.6 million, offset by $55.8 million of cash used to purchase the Intrarosa asset and fund capital expenditures of $6.6 million.
Financing Activities
Cash used in financing activities was $503.1 million for the nine months ended September 30, 2018 due to the repayment of the $475.0 million balance of our 2023 Senior Notes and a related redemption premium of $28.1 million. Cash used in financing activities for the nine months ended September 30, 2017 was $209.2 million driven by $328.1 million of principal payments made during 2017 and the full repayment of the remaining balance of our 2015 Term Loan Facility and $191.5 million used for the repurchase of a portion of our 2019 Convertible Notes, partially offset by $310.4 million net proceeds related to the issuance of our 2022 Convertible Notes.
Future Liquidity Considerations

We believe that our cash, cash equivalents and marketable securities as of September 30, 2018, and the cash we expect to receive from sales of our products and earnings on our investments, will be sufficient to satisfy our cash flow needs for the foreseeable future. As we enter 2019 and look to our significant portfolio investment opportunities, we intend to spend more than our expected revenues and will therefore utilize a portion of our $427.5 million of cash and investments. This period of cash outflow is consistent with our evolving business plan to develop and launch innovative products that address unmet medical needs and can deliver long-term, durable revenue growth. Our expected utilization of cash includes, but is not limited to, the following:

•	Costs associated with manufacturing process development and the manufacture of drug product for Vyleesi to support its mid-2019 commercialization, if approved;

•	Launch-related commercialization costs for Vyleesi we expect to incur in preparation for the launch and thereafter, if approved;

•	A $60.0 million milestone obligation to Palatin conditioned and payable upon FDA approval of Vyleesi;

•	Clinical trial costs for AMAG-423;

•	Repayment of the $21.4 million outstanding principal balance on our 2019 Convertible Notes in cash in February 2019; and

•	Potential business development opportunities.

For a detailed discussion regarding the risks and uncertainties related to our liquidity and capital resources, please refer to our Risk Factors in Part I, Item 1A of our Annual Report and in Part II, Item IA of this Quarterly Report on Form 10-Q.

Borrowings and Other Liabilities
In August 2015, in connection with the CBR acquisition, we completed a private placement of $500.0 million aggregate principal amount of 7.875% Senior Notes due 2023 (the “2023 Senior Notes”). In October 2017, we repurchased $25.0 million principal of the 2023 Senior Notes in a privately negotiated transaction with cash on hand. In September 2018, we repurchased the remaining $475.0 million of the 2023 Senior Notes using the proceeds from the CBR sale. For additional information, see Note R, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
In the second quarter of 2017, we issued $320.0 million aggregate principal amount of convertible senior notes due 2022 (the “2022 Convertible Notes”), as discussed in more detail in Note Q, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We received net proceeds of $310.4 million from the sale of the 2022 Convertible Notes, after deducting fees and expenses of $9.6 million. The 2022 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2017. The 2022 Convertible Notes will mature on June 1, 2022, unless earlier repurchased or converted. Upon conversion of the 2022 Convertible Notes, such 2022 Convertible Notes will be convertible into, at our election, cash, shares of our common stock, or a combination thereof, at a conversion rate of 36.5464 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which corresponds to an initial conversion price of approximately $27.36 per share of our common stock. The conversion rate is subject to adjustment from time to time. The 2022 Convertible Notes were not convertible as of September 30, 2018.
In February 2014, we issued $200.0 million aggregate principal amount of 2.5% convertible senior notes due February 15, 2019 (the “2019 Convertible Notes”). In May 2017 and September 2017, we entered into privately negotiated transactions with certain investors to repurchase approximately $158.9 million and $19.6 million, respectively, aggregate principal amount of the 2019 Convertible Notes for an aggregate repurchase price of approximately $171.3 million and $21.4 million, respectively, including accrued interest, as discussed in more detail in Note R, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The remaining 2019 Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year. The 2019 Convertible Notes will mature on February 15, 2019, unless repurchased or converted earlier. The 2019 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at a conversion rate of 36.9079 shares of common stock per $1,000 principal amount of the 2019 Convertible Notes, which corresponds to a conversion price of approximately $27.09 per share of our common stock. The conversion rate is subject to adjustment from time to time. The 2019 Convertible Notes were convertible as of September 30, 2018.
Share Repurchase Program
In January 2016, we announced that our Board authorized a program to repurchase up to $60.0 million in shares of our common stock. The repurchase program does not have an expiration date and may be suspended for periods or discontinued at any time. Under the program, we may purchase our stock from time to time at the discretion of management in the open market or in privately negotiated transactions. The number of shares repurchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, along with working capital requirements, general business conditions and other factors. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. As of September 30, 2018, we repurchased and retired a cumulative total of 2,198,010 shares of common stock under this repurchase program for $39.5 million at an average purchase price of $17.97 per share. As of September 30, 2018, $20.5 million remains available for the repurchase of shares under the program. We did not repurchase any of our common stock during the first three quarters of 2018.

Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Our revenues for the Makena franchise may continue to be negatively impacted by recent and future generic entries into the market and a supply disruption of certain of our Makena products.

Our ability to continue to successfully commercialize Makena is dependent upon a number of factors, including our ability to differentiate Makena from other treatment options, especially now that a generic competitor has entered the market. Although we recently launched our own authorized generic presentation of Makena to mitigate the anticipated decrease in Makena revenue as generic entrants gain market share, our Makena products will continue to experience pricing and supply chain pressure and as a result, our Makena revenues may fall below expectations which could cause our financial condition and results of operations to be adversely impacted.
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
In addition, we have lost and could lose additional market share if we are unable to deliver sufficient quantities of Makena inventory to meet demand. Due to continued manufacturing issues at our primary third-party manufacturer, we are currently experiencing a supply disruption of our Makena IM products, which has resulted in our single-dose vial being out of stock and we expect will result in an out of stock situation for our multi-dose vial in the near future. Although we are attempting to mitigate this supply issue by manufacturing at our secondary supplier, we can make no guarantees that additional supply will be available in a timely manner and we anticipate that our revenues for the IM products could continue to be adversely impacted. We are currently working with healthcare providers, distribution partners and our manufacturers to minimize the impact of the current supply disruption of the IM products by encouraging new patient starts on the auto-injector. However, due to increased demand of the auto-injector product we could face supply issues for that product as well. Further, although we recently secured approval for a supplier for Makena API, we continue to work to secure a secondary source API supplier, which has experienced and may continue to experience approval delays. These supply issues have caused and will continue to cause a disruption in our ability to meet commercial demand of Makena more generally, which has and could continue to negatively impact revenues.
Further, we rely on Prasco, LLC (“Prasco”) for our successful commercialization of our own generic formulation. We have limited experience working with a generic vendor and Prasco may not be able to continue to enter into contracts with retail and specialty pharmacies or distributors on favorable terms, or at all. In addition, we are responsible for supplying product to Prasco, and if we continue to experience problems with our supply chain, revenues with respect to our authorized generic formulation of Makena IM product could be adversely affected and we could be subject to certain penalties, which could be substantial.
If we and Prasco are not able to capture sufficient market share, if generics are sold at a significant discount to Makena’s price, if we continue to experience supply disruptions related to our Makena IM products or if we become unable to meet commercial demand for our Makena auto-injector or authorized generic, our Makena revenues could be materially and adversely affected and, ultimately, could negatively impact our stock price and results of operations.
We have limited experience with development stage products and cannot ensure that we will be successful in gaining approval of our product candidates, including Vyleesi and AMAG-423, on a timely basis, or at all, or that such approvals, if obtained, will not contain restrictions that the FDA may impose on the use or distribution of such product candidates or that we will be successful in commercializing our product candidates.

Our long-term success and revenue growth depends upon our ability to continue to successfully develop new products. Drug development is inherently risky and the U.S. Food and Drug Administration (the “FDA”) imposes substantial requirements on the development of such candidates to become eligible for marketing approval. The FDA has substantial discretion in the approval process and may decide that our data is insufficient for approval. Clinical data is often susceptible to varying interpretations, and many companies in the pharmaceutical and biotechnology industries that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA could also determine that our manufacturing processes are not properly designed, are not conducted in accordance with federal laws or otherwise not properly managed. If we do not obtain FDA approval for our product candidates, including Vyleesi or AMAG-423, as discussed below, or if we experience significant delays or setbacks in obtaining approval, our ability to grow our business and leverage our product portfolio and the future prospects of our business could be materially adversely affected.

In January 2017, we acquired an exclusive license from Palatin to research, develop and commercialize Vyleesi in North America. During 2016, Palatin completed two Phase 3 clinical trials to treat HSDD in pre-menopausal women. The trials consisted of double-blind placebo-controlled, randomized parallel group studies comparing a subcutaneous dose of 1.75 mg Vyleesi versus placebo, in each case, delivered via an auto-injector. In both clinical trials, Vyleesi met the pre-specified co-primary efficacy endpoints of median improvement in desire and decrease in distress associated with low sexual desire as measured using validated patient-reported outcome instruments; however, the change in the number of satisfying sexual events, the key secondary endpoint, was not significantly different from placebo in either clinical trial. The most frequent adverse events were nausea, flushing and headache, which were generally mild-to-moderate in severity. Approximately 18% of patients discontinued participation in the Vyleesi arm due to adverse events in both studies. In June 2018, the FDA accepted our NDA for Vyleesi, which has a PDUFA date of March 23, 2019 and we expect an Advisory Committee meeting for Vyleesi to be held in January 2019. Advisory Committee decisions are not binding, but an adverse decision at the advisory committee may have a negative impact on the outcome of the regulatory review of Vyleesi. In addition, if the Advisory Committee reports a negative recommendation in its briefing package to the FDA, which is publicly available, our stock could be adversely impacted.

Despite the successful completion of the Phase 3 clinical trials, the approval of Vyleesi for commercial sale in the U.S. could be delayed or denied or we may be required to conduct additional studies for a number of reasons, including:

•
The FDA may determine that Vyleesi does not demonstrate safety and efficacy in accordance with regulatory agency standards based on the results of the Phase 3 trials, including the co-primary and secondary endpoints and safety results;

•
The FDA may determine that the magnitude of efficacy demonstrated in the Vyleesi studies does not amount to a clinically meaningful benefit to pre-menopausal women with HSDD and thus that the product cannot be approved despite statistically significant efficacy results;

•	The FDA could analyze and/or interpret data from preclinical testing and clinical trials in different ways than we or Palatin interpret them;

•	The auto-injector device that we plan to use to administer Vyleesi may not be adequate or may not be considered adequate by the FDA;

•	We may be unable to establish, and obtain FDA approval for, a commercially viable manufacturing process for Vyleesi in a timely manner, or at all;

•	Adverse medical events reported during the trials, including increases in blood pressure noted in prior clinical trials and a serious adverse event of hepatitis of unknown etiology;

•
The failure of clinical investigational sites and the records kept at such sites, including the clinical trial data, to be in compliance with the FDA’s current good clinical practices regulations (“cGCP”), including the failure to pass FDA inspections of clinical trial sites; and

•	The FDA may change their approval policies or adopt new regulations.

Additionally, in September 2018, we exercised our option to acquire the global rights to develop and market digoxin immune Fab (ovine), a polyclonal antibody in development for the treatment of severe preeclampsia in pregnant women, pursuant to an option agreement entered into in July 2015 agreement with Velo Bio, LLC, a privately-held life sciences company (“Velo”), the terms of which were amended at the time of exercise. In connection with the acquisition, we have taken over a 200 patient multi-center, randomized, double-blind, placebo-controlled, parallel-group Phase 2b/3a trial, which was initiated by Velo in July 2017. The approval of AMAG-423 for commercial sale in the U.S. could be delayed, limited or denied or we may be required to conduct additional studies for a number of reasons, including:

•
The Phase 2b/3a trial may produce negative or inconclusive results or may not demonstrate to the FDA’s satisfaction that AMAG-423 is safe and effective, particularly in light of the limited amount of data to date demonstrating that AMAG-423 effectively treats severe preeclampsia in this patient population;

•
Slower than expected rate of patient enrollment, particularly since only 26 patients have been enrolled to date, which could continue as a result of any number of factors, including failure of our third-party vendors, including our CROs, to effectively perform their obligations to us in a timely manner, a lack of patients who meet the enrollment criteria, our inability to establish sufficient trial sites, including outside of the U.S., in a timely manner, or our inability to secure sufficient supply of drug product to meet the accelerated clinical timeline;

•	There is no FDA approved treatment for severe preeclampsia and there is not an established regulatory pathway, which may increase the uncertainty and risk of approval;

•	The size of the patient population required to establish efficacy to the satisfaction of the FDA may be larger than we anticipated;

•	Adverse medical events reported during the trials;

•	The supply or quality of AMAG-423 for our clinical trial needs may be insufficient, inadequate or delayed; and

•	FDA may not deem our third party manufacturers’ processes or facilities adequate for approval.

Furthermore, the degree of protection afforded by any intellectual property related to AMAG-423 may not enable us to protect or commercially exploit AMAG-423, providing us with little or no competitive advantage. For example, digoxin immune FAB (ovine) has been approved and marketed in the U.S. for many years and accordingly, no longer has composition of matter patent protection. We do have four issued U.S. patents covering methods of using AMAG-423 to treat women exhibiting symptoms of preeclampsia or eclampsia, each of which expires in November 2022. If possible, we plan to seek additional patent protection for AMAG-423 through additional patent applications; however, we may not be able to obtain additional patent protection that would provide us with a competitive advantage.

Further, AMAG-423 has received Orphan Drug designation from the FDA. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000. The company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. We cannot guarantee that our clinical data or other information that we generate or submit will be adequate for AMAG-423 to receive new orphan drug exclusivity. Even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, orphan drug exclusivity marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. If we do not receive Orphan Drug designation, or if the FDA approves another drug for the same indication, we may have limited market exclusivity.

Any failure or delay in obtaining regulatory approval for Vyleesi or AMAG-423 could adversely affect our ability to successfully commercialize such products. In addition, share prices have declined significantly in certain instances where companies have failed to obtain FDA approval of a product or where the timing of FDA approval is delayed. If we are required to conduct additional studies, our share price could decline significantly. Further, the market for products that address unmet medical needs is highly speculative and if we have over-estimated the market opportunity for any of our products or product candidates, or if we are unsuccessful in gaining market share, then our business and results of operations could be materially and adversely affected.

Even if regulatory approval to market Vyleesi or AMAG-423 is granted by the FDA, the approvals may impose limitations on the indicated use for which the drug product may be marketed and additional post-approval requirements with which we and, in the case of Vyleesi, Palatin would need to comply in order to maintain approval of Vyleesi or AMAG-423. Our business could be seriously harmed if we and/or Palatin do not complete any post-approval requirements and the FDA, as a result, requires us to change sections of the labeling.

The manufacture of AMAG-423 involves a complicated and time-consuming process with limited manufacturers.

AMAG-423 is a polyclonal antibody that is produced through a time intensive, complex process in which immunogens consisting of an analog of digoxin medication are produced in a laboratory and used to immunize sheep, which then produce certain antibodies. These antibodies are collected, separated, purified, and formulated into digoxin immune Fab (ovine). There is currently only one third-party that can manufacture AMAG-423, which utilizes its own flock of sheep located solely in Australia for the production of the antibodies used to produce AMAG-423. We currently do not have commercial supply agreements to manufacture AMAG-423 and may not be able to enter into such agreements on acceptable terms, if at all. In addition, even if we enter into such agreements, since there would only be one source of supply, if there are any disruptions to any part of the supply chain process, including the ability to obtain certain raw materials or any issues with the sheep used to produce the antibodies, such as diseases or natural disasters, our ability to complete the Phase 2b/3a trial or commercialize AMAG-423, if approved, would be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
The following table provides certain information with respect to our purchases of shares of our stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2018 through July 31, 2018	6,791	$19.93	—	929,998
August 1, 2018 through August 31, 2018	2,742	24.72	—	840,428
September 1, 2018 through September 30, 2018	2,951	22.33	—	1,025,322
Total	12,484	$21.55	—
_________________________

(1)	Represents the surrender of shares of our common stock withheld by us to satisfy the minimum tax withholding obligations in connection with the vesting of restricted stock units held by our employees.

(2)
We did not repurchase any of our common stock during the third quarter of 2018. We have repurchased and retired $39.5 million of our common stock under our share repurchase program through September 30, 2018. These shares were purchased pursuant to a repurchase program authorized by our Board that was announced in January 2016 to repurchase up to $60.0 million of our common stock, of which $20.5 million remains authorized for repurchase as of September 30, 2018. The repurchase program does not have an expiration date and may be suspended for periods or discontinued at any time.

Item 6. Exhibits:

Exhibit Number	Description
10.1+
Contract Manufacturing Agreement, dated September 1, 2018, by and between AMAG Pharmaceuticals, Inc. and Fresenius Kabi Austria GmbH (Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]. This exhibit has been filed separately with the SEC without any redactions pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended)

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

AMAG PHARMACEUTICALS, INC.

By:	/s/ William K. Heiden
William K. Heiden
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2018

AMAG PHARMACEUTICALS, INC.

By:	/s/ Edward Myles
Edward Myles
Executive Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	November 2, 2018