Form 10-Q/A
period 2018-06-30
AMAG PHARMACEUTICALS INC.
filed 2018-12-21
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
As of December 18, 2018, there were 34,606,760 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE - EXHIBIT FILING ONLY
AMAG Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “Form 10-Q”), originally filed on August 3, 2018. This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) regarding a request for confidential treatment of certain portions of Exhibits 10.7 and 10.8 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibits 10.7 and 10.8 based on Commission comments in order to restore certain redacted information in such exhibits that was subject to a confidential treatment request. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-Q in any way.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMAG PHARMACEUTICALS, INC.

By:	/s/ William K. Heiden
William K. Heiden
President and Chief Executive Officer
(Principal Executive Officer)
Date:	December 21, 2018

By:	/s/ Edward Myles
Edward Myles
Executive Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date:	December 21, 2018

Item 6. Exhibits:

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated June 14, 2018, by and among AMAG Pharmaceuticals, Inc., CBR Acquisition Holdings Corp. and GI Chill Acquisition LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 15, 2018 File No. 001-10865)

10.1*	AMAG Pharmaceuticals, Inc.’s Amended and Restated Non-Employee Director Compensation Policy
10.2
AMAG Pharmaceuticals, Inc. Fourth Amended and Restated 2007 Equity Incentive Plan, as amended (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 25, 2018, File No. 001-10865)

10.3
AMAG Pharmaceuticals, Inc. First Amendment to 2015 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 25, 2018, File No. 001-10865)

10.4*
Form of Restricted Stock Unit Agreement for AMAG Pharmaceuticals, Inc. Employees under AMAG Pharmaceuticals, Inc.’s Fourth Amended and Restated 2007 Equity Incentive Plan and the Lumara Health Inc. Amended and Restated 2013 Incentive Compensation Plan

10.5*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under AMAG Pharmaceuticals, Inc.’s Fourth Amended and Restated 2007 Equity Incentive Plan
10.6*	Form of Restricted Stock Unit Agreement - Non-Plan Inducement Grant
10.7+#	Distribution and Supply Agreement, dated December 20, 2017, by and between AMAG Pharmaceuticals, Inc. and Prasco, LLC
10.8+#	Commercial Supply Agreement, dated June 4, 2018, by and between AMAG Pharmaceuticals, Inc. and SAFC, Inc.
31.1+	Certification Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, as filed on August 3, 2018.

+	Filed herewith.

#
Confidential treatment has been requested for certain information contained in this exhibit, which information was omitted by means of redacting a portion of the text and replacing it with [***]. This exhibit has been filed separately with the SEC without any redactions pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

++	Furnished herewith.

4