Form 10-Q
period 2019-03-31
AMAG PHARMACEUTICALS INC.
filed 2019-05-08
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AMAG	NASDAQ Global Select Market

As of May 3, 2019, there were 33,766,939 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$137,917	$253,256
Marketable securities	128,593	140,915
Accounts receivable, net	83,334	75,347
Inventories	29,664	26,691
Prepaid and other current assets	40,567	18,961
Note receivable	—	10,000
Total current assets	420,075	525,170
Property and equipment, net	8,995	7,521
Goodwill	422,513	422,513
Intangible assets, net	213,090	217,033
Operating lease right-of-use asset	7,024	—
Deferred tax assets	630	1,260
Restricted cash	495	495
Other long-term assets	29	1,467
Total assets	$1,072,851	$1,175,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,535	$14,487
Accrued expenses	155,687	129,537
Current portion of convertible notes, net	—	21,276
Current portion of operating lease liability	3,529	—
Current portion of deferred revenue	2,112	—
Current portion of acquisition-related contingent consideration	118	144
Total current liabilities	182,981	165,444
Long-term liabilities:
Convertible notes, net	265,576	261,933
Long-term operating lease liability	4,328	—
Long-term deferred revenue	4,288	—
Long-term acquisition-related contingent consideration	218	215
Other long-term liabilities	741	1,212
Total liabilities	458,132	428,804
Commitments and contingencies (Note P)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 117,500,000 shares authorized; 33,746,828 and 34,606,760 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	337	346
Additional paid-in capital	1,282,284	1,292,736
Accumulated other comprehensive loss	(3,376)	(3,985)
Accumulated deficit	(664,526)	(542,442)
Total stockholders’ equity	614,719	746,655
Total liabilities and stockholders’ equity	$1,072,851	$1,175,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product sales, net	$75,729	$117,348
Other revenues	75	39
Total revenues	75,804	117,387
Costs and expenses:
Cost of product sales	18,477	63,912
Research and development expenses	18,066	10,809
Acquired in-process research and development	74,856	20,000
Selling, general and administrative expenses	74,682	73,431
Restructuring expenses	7,420	—
Total costs and expenses	193,501	168,152
Operating loss	(117,697)	(50,765)
Other income (expense):
Interest expense	(6,450)	(15,977)
Interest and dividend income	1,586	643
Other income	340	—
Total other expense, net	(4,524)	(15,334)
Loss from continuing operations before income taxes	(122,221)	(66,099)
Income tax benefit	(137)	(8,000)
Net loss from continuing operations	$(122,084)	$(58,099)

Discontinued operations:
Income from discontinued operations	$—	$5,878
Income tax expense	—	2,021
Net income from discontinued operations	$—	$3,857

Net loss	$(122,084)	$(54,242)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(3.54)	$(1.70)
Income from discontinued operations	—	0.11
Basic and diluted net loss per share	$(3.54)	$(1.59)

Weighted average shares outstanding used to compute net income (loss) per share (basic and diluted)	34,469	34,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(122,084)	$(54,242)
Other comprehensive loss:
Holding gains (losses) arising during period, net of tax	609	(454)
Total comprehensive loss	$(121,475)	$(54,696)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARES)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	34,606,760	$346	$1,292,736	$(3,985)	$(542,442)	$746,655
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	214,868	2	(1,606)	—	—	(1,604)
Repurchase of common stock pursuant to the share repurchase program	(1,074,800)	(11)	(13,719)	—	—	(13,730)
Non-cash equity based compensation	—	—	4,873	—	—	4,873
Unrealized losses on securities, net of tax	—	—	—	609	—	609
Net loss	—	—	—	—	(122,084)	(122,084)
Balance at March 31, 2019	33,746,828	$337	$1,282,284	$(3,376)	$(664,526)	$614,719

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	34,083,112	$341	$1,271,628	$(3,908)	$(477,817)	$790,244
ASC 606 adoption adjustment, net of tax	—	—	—	—	1,138	1,138
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	239,081	2	(2,226)	—	—	(2,224)
Non-cash equity based compensation	—	—	5,533	—	—	5,533
Unrealized losses on securities, net of tax	—	—	—	(454)	—	(454)
Net loss	—	—	—	—	(54,242)	(54,242)
Balance at March 31, 2018	34,322,193	$343	$1,274,935	$(4,362)	$(530,921)	$739,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(122,084)	$(54,242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,375	59,485
Provision for bad debt expense	(16)	463
Amortization of premium/discount on purchased securities	(27)	67
Non-cash equity-based compensation expense	4,873	5,533
Non-cash IPR&D expense	18,029	—
Amortization of debt discount and debt issuance costs	3,783	3,880
Change in fair value of contingent consideration	(6)	626
Deferred income taxes	458	(6,643)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,971)	3,093
Inventories	(2,973)	3,534
Prepaid and other current assets	(21,580)	(3,720)
Accounts payable and accrued expenses	31,432	30,374
Deferred revenues	—	3,027
Other assets and liabilities	1,799	215
Net cash (used in) provided by operating activities	(89,908)	45,692
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	27,945	18,225
Purchase of marketable securities	(14,815)	(21,102)
Capital expenditures	(1,794)	(923)
Net cash provided by (used in) investing activities	11,336	(3,800)
Cash flows from financing activities:
Payments to settle convertible notes	(21,417)	—
Payments of contingent consideration	(17)	(44)
Payments for repurchases of common stock	(13,730)	—
Proceeds from the exercise of common stock options	33	123
Payments of employee tax withholding related to equity-based compensation	(1,636)	(2,348)
Net cash used in financing activities	(36,767)	(2,269)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(115,339)	39,623
Cash, cash equivalents, and restricted cash at beginning of the period	253,751	192,770
Cash, cash equivalents, and restricted cash at end of the period	$138,412	$232,393
Supplemental data for cash flow information:
Cash paid for taxes	$78	$136
Cash paid for interest	$267	$18,971
Non-cash investing and financing activities:
Settlement of note receivable in connection with Perosphere acquisition	$10,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.     DESCRIPTION OF BUSINESS
AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a pharmaceutical company focused on bringing innovative products to patients with unmet medical needs by leveraging our development and commercial expertise to invest in and grow our pharmaceutical products across a range of therapeutic areas. Our currently marketed products support the health of patients in the areas of maternal and women’s health, anemia management and cancer supportive care, including Feraheme® (ferumoxytol injection) for intravenous use, Makena® (hydroxyprogesterone caproate injection), Intrarosa® (prasterone) vaginal inserts and MuGard® Mucoadhesive Oral Wound Rinse. In addition to our marketed products, our portfolio includes three product candidates, Vyleesi™ (bremelanotide), which is under review with the U.S. Food and Drug Administration (the “FDA”) for the treatment of hypoactive sexual desire disorder (“HSDD”) in pre-menopausal women, AMAG-423 (digoxin immune fab (ovine)), which is being studied for the treatment of severe preeclampsia, and ciraparantag, which is being studied as an anticoagulant reversal agent.
On January 16, 2019, we acquired Perosphere Pharmaceuticals Inc. (“Perosphere”) through the merger of our wholly-owned subsidiary, Magellan Merger Sub, Inc., a Delaware corporation, with and into Perosphere, with Perosphere continuing as the surviving entity and our wholly-owned subsidiary (the “Merger”). As a result of the acquisition of Perosphere, we acquired the global rights to ciraparantag, an anticoagulant reversal agent, which is being investigated for patients treated with novel oral anticoagulants or low molecular weight heparin when reversal of the anticoagulant effect of these products is needed for emergency surgery, urgent procedures or due to life-threatening or uncontrolled bleeding. See Note Q, “Acquisitions, Collaboration, License and Other Strategic Agreements” for further details on the Perosphere acquisition.

Throughout this Quarterly Report on Form 10-Q, AMAG Pharmaceuticals, Inc. and our consolidated subsidiaries are collectively referred to as “the Company,” “AMAG,” “we,” “us,” or “our.”
B.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair statement of our financial position and results of operations for the interim periods presented. Such adjustments consisted only of normal recurring items. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
In accordance with GAAP for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Annual Report”). Interim results are not necessarily indicative of the results of operations for the full year. These interim financial statements should be read in conjunction with our Annual Report.
In August 2018, we completed the sale of our wholly-owned subsidiary, CBR Acquisition Holdings Corp, and the Cord Blood Registry® (“CBR”) business to GI Partners (“GI”), a private equity investment firm, pursuant to the June 14, 2018 Stock Purchase Agreement between us and affiliates of GI. As of June 30, 2018, our CBR business met the criteria for classification as a discontinued operation. All historical operating results for CBR are therefore reflected within discontinued operations in the consolidated statements of operations for the three months ended March 31, 2018. For additional information, see Note C, “Discontinued Operations.”
Principles of Consolidation
The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates and assumptions are used to determine amounts and values of, but are not limited to: revenue recognition related to product revenue; product sales allowances and accruals; allowance for doubtful accounts; marketable securities; inventory; acquisition date fair value and subsequent fair value estimates used to assess impairment of long-lived assets, including goodwill, in-process research and development (“IPR&D”) and other intangible assets; contingent consideration; debt obligations; certain accrued liabilities, including clinical trial accruals; income taxes, inclusive of valuation allowances; and equity-based compensation expense. Actual results could differ materially from those estimates.
Restricted Cash
We classified $0.5 million of our cash as restricted cash, a non-current asset on the balance sheet, as of March 31, 2019 and December 31, 2018. This amount represented the security deposit delivered to the landlord of our Waltham, Massachusetts headquarters in the form of an irrevocable letter of credit.
Concentrations and Significant Customer Information
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. We currently hold our excess cash primarily in institutional money market funds, corporate debt securities, U.S. treasury and government agency securities, commercial paper and certificates of deposit. As of March 31, 2019, we did not have a material concentration in any single investment.

Our operations are located entirely within the U.S. We focus primarily on developing, manufacturing, and commercializing our products and product candidates. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
McKesson Corporation	37%	27%
AmerisourceBergen Drug Corporation	27%	27%
Cardinal Health	13%	<10%

Our net accounts receivable primarily represent amounts due for products sold directly to wholesalers, distributors, specialty pharmacies, and our authorized generic partner. Accounts receivable for our products are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts. At March 31, 2019 and December 31, 2018, three customers accounted for 10% or more of our accounts receivable balances, representing approximately 80% and 73% in the aggregate of our total accounts receivable, respectively.
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
Revenue Recognition
Product revenues
Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

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

Collaboration Revenues

When we enter into collaboration agreements, we assess whether the agreements fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our collaboration partner fall within the scope of other accounting literature. If we conclude that payments from the collaboration partner to us represent consideration from a customer, such as license fees and contract research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if we conclude that our collaboration partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, we present such payments as a reduction of research and development expense or general and administrative expense, based on where we present the underlying expense.

Leases
Effective January 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”), and chose to apply the provisions of ASC 842 as of the effective date with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, we elected to utilize the package of transition practical expedients, which allowed us to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. We also made accounting policy elections to not separate lease and non-lease components for our real estate lease and to not recognize leases with an initial term of twelve months or less within our condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in our condensed consolidated statements of income over the lease term. We did not have any material short-term leases accounted for under this policy during the three months ended March 31, 2019.
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liability, and long-term operating lease liability on our condensed consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease.
ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our incremental borrowing rate is determined based on an evaluation of our creditworthiness and the prevailing market rates for collateralized debt with maturity dates commensurate with the term of each lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
The lease payments used to determine our ROU assets may include lease incentives, stated rent increases, and escalation clauses linked to rates of inflation when determinable and are recognized in our ROU assets in our condensed consolidated balance sheet. In addition, certain lease agreements contain lease and non-lease components. With the exception of our real estate leases, we separate lease payments for the identified assets from any non-lease payments included in the agreement. For our real estate leases, we account for the lease and non-lease components as a single lease component. Additionally, for vehicle and certain equipment leases, we apply a portfolio approach to effectively account for the related ROU assets and operating lease liabilities.
Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

C.    DISCONTINUED OPERATIONS
On August 6, 2018, we completed the sale of our CBR business to GI Partners pursuant to the CBR Purchase Agreement. We determined that the sale of CBR represented a strategic shift that would have a major effect on our business and therefore met the criteria for classification as discontinued operations at June 30, 2018. All historical operating results for CBR were reflected within discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2018.
The following is a summary of net income from discontinued operations for the three months ended March 31, 2018:

Three Months Ended March 31, 2018
Service revenues, net	$28,969
Costs and expenses:
Cost of services	5,474
Selling, general and administrative expenses	17,619
Total costs and expenses	23,093
Operating income	5,876
Other income	2
Income from discontinued operations	5,878
Income tax expense	2,021
Net income from discontinued operations	$3,857

The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018. For the three months ended March 31, 2018, capital expenditures related to the CBR business were $0.9 million. Depreciation and amortization expense related to the CBR business for the same period was $4.6 million. There were no other significant operating or investing non-cash items related to the CBR business for the three months ended March 31, 2018.

D.     REVENUE RECOGNITION
Our major sources of revenue during the reporting periods were product revenues from Makena (including both our branded and unbranded products), Feraheme and Intrarosa.

Product Revenue and Allowances and Accruals

The following table provides information about disaggregated revenue by products for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Product sales, net
Makena	$31,257	$89,983
Feraheme	40,015	25,135
Intrarosa	4,414	2,165
MuGard	43	65
Total product revenues	$75,729	$117,348

Total gross product sales were offset by product sales allowances and accruals for the three months ended March 31, 2019 and 2018 as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Gross product sales	$211,718	$239,870
Provision for product sales allowances and accruals:
Contractual adjustments	108,884	86,144
Governmental rebates	27,105	36,378
Total	135,989	122,522
Product sales, net	$75,729	$117,348

The following table summarizes the product revenue allowance and accrual activity for the three months ended March 31, 2019 (in thousands):

	Contractual	Governmental
	Adjustments	Rebates	Total
Balance at December 31, 2018	$57,199	$29,114	$86,313
Provisions related to current period sales	107,388	18,502	125,890
Adjustments related to prior period sales	1,540	8,603	10,143
Payments/returns relating to current period sales	(65,839)	—	(65,839)
Payments/returns relating to prior period sales	(27,275)	(14,292)	(41,567)
Balance at March 31, 2019	$73,013	$41,927	$114,940

We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional.

During the three months ended March 31, 2019, we recorded an adjustment of $8.6 million related to Medicaid rebates received during the quarter that related to prior period sales. We concluded that this adjustment represented a change in estimate during the first quarter of 2019 due to higher Medicaid utilization than anticipated.

Variable Consideration
Under ASC 606, we are required to make estimates of the net sales price, including estimates of variable consideration (such as rebates, chargebacks, discounts, copay assistance and other deductions), and recognize the estimated amount as revenue, when we transfer control of the product to our customers. In addition, we estimate variable consideration related to our share of net distributable profits from our authorized generic partner. We estimate variable consideration for our product revenues using an “expected value” method. No amounts recognized as part of our product revenues were constrained as of March 31, 2019.

Collaboration Revenue

During the three months ended March 31, 2019, in conjunction with the Perosphere transaction, we assumed responsibility for a clinical trial collaboration agreement with a global pharmaceutical company. This agreement provides for milestone payments to us, provided we meet certain clinical obligations in connection with our ciraparantag program. We also acquired $6.4 million of deferred revenue related to this agreement, which represents the fair value of upfront milestone payments received by Perosphere under this agreement prior to acquisition. We may receive additional milestone payments throughout the remainder of the development program of up to a total of $34.8 million based on completion of certain research and development activities.

In accordance with ASC 808, we considered the nature and contractual terms of the arrangement and the nature of our business operations to determine the classification of payments under this agreement and concluded that the global pharmaceutical company meets the definition of a customer, as they do not share in any potential reward from the research and development activities. As a result, this agreement is accounted for under ASC 606. We determined that the promises to perform various research and development activities related to our ciraparantag program are not distinct because they are all necessary and highly interdependent with one another for the purpose of pursuing regulatory approval of ciraparantag. As such, these promises are combined into a single performance obligation, which is the submission for regulatory approval of ciraparantag in the U.S. and the European Union.

In order to evaluate the appropriate transaction price, we considered that the remaining $34.8 million of potential milestone payments relate to activities which cannot progress until FDA clearance is received for a device needed to conduct the future clinical trials. As a result, these amounts were excluded from the transaction price and fully constrained based on the probability of achievement, which is outside of our control. Therefore, as of March 31, 2019, the transaction price at acquisition is limited to the $6.4 million of deferred revenue acquired. We will reevaluate the transaction price, including all constrained amounts, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.
We will recognize revenue from the $6.4 million of acquired deferred revenue and any future milestone payments received or considered probable based on an input method in the form of research effort relative to expected research effort at the completion of the performance obligation. This is based on the relative costs of the research and development activities incurred and expected to be incurred in the future to satisfy the performance obligation, which is estimated to be completed over approximately 2.3 years. The estimated period of performance to satisfy the performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect our current expectations regarding the costs and timing of the deliverable.
We did not recognize revenue under this agreement during the three months ended March 31, 2019. Deferred revenue related to the agreement amounted to $6.4 million, of which $2.1 million is included in current liabilities. No milestone payments were received during the three months ended March 31, 2019.

E.    MARKETABLE SECURITIES

As of March 31, 2019 and December 31, 2018, our marketable securities were classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in marketable securities. Available-for-sale marketable securities are those securities which we view as available for use in current operations, if needed. We generally classify our available-for-sale marketable securities as short-term investments on our condensed consolidated balance sheets even though the stated maturity date may be one year or more beyond the current balance sheet date.
The following is a summary of our marketable securities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term marketable securities:*
Corporate debt securities	$39,368	$17	$(90)	$39,295
Certificates of deposit	10,000	—	—	10,000
U.S. treasury and government agency securities	6,391	—	(34)	6,357
Commercial paper	1,500	—	—	1,500
Total short-term marketable securities	$57,259	$17	$(124)	$57,152
Long-term marketable securities:**
Corporate debt securities	$69,734	$362	$(155)	$69,941
Certificates of deposit	1,500	—	—	1,500
Total long-term marketable securities	71,234	362	(155)	71,441
Total marketable securities	$128,493	$379	$(279)	$128,593

* Represents marketable securities with a remaining maturity of less than one year.
** Represents marketable securities with a remaining maturity of one to three years classified as short-term on our condensed consolidated balance sheets.

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term marketable securities:*
Corporate debt securities	$51,184	$—	$(236)	$50,948
Certificates of deposit	7,647	—	(34)	7,613
U.S. treasury and government agency securities	3,995	—	—	3,995
Commercial paper	12,000	—	—	12,000
Total short-term marketable securities	$74,826	$—	$(270)	$74,556
Long-term marketable securities:**
Corporate debt securities	$62,530	$52	$(433)	$62,149
U.S. treasury and government agency securities	2,742	—	(32)	2,710
Certificates of deposit	1,500	—	—	1,500
Total long-term marketable securities	66,772	52	(465)	66,359
Total marketable securities	$141,598	$52	$(735)	$140,915

* Represents marketable securities with a remaining maturity of less than one year.
** Represents marketable securities with a remaining maturity of one to three years classified as short-term on our condensed consolidated balance sheets.

Impairments and Unrealized Gains and Losses on Marketable Securities
We did not recognize any other-than-temporary impairment losses in our condensed consolidated statements of operations related to our marketable securities during the three months ended March 31, 2019 and 2018. We considered various factors, including the length of time that each security was in an unrealized loss position and our ability and intent to hold these securities until the recovery of their amortized cost basis occurs. As of March 31, 2019, we had no material losses in an unrealized loss position for more than one year. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our marketable securities could have a material adverse effect on our earnings in future periods.

F.     FAIR VALUE MEASUREMENTS
The following tables represent the fair value hierarchy as of March 31, 2019 and December 31, 2018, for those assets and liabilities that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2019 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$15,930	$15,930	$—	$—
Corporate debt securities	109,236	—	109,236	—
U.S. treasury and government agency securities	6,357	—	6,357	—
Certificates of deposit	11,500	—	11,500	—
Commercial paper	1,500	—	1,500	—
Total assets	$144,523	$15,930	$128,593	$—
Liabilities:
Contingent consideration - MuGard	$336	$—	$—	$336
Total liabilities	$336	$—	$—	$336

	Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$71,568	$71,568	$—	$—
Corporate debt securities	113,097	—	113,097	—
U.S. treasury and government agency securities	10,323	—	10,323	—
Certificates of deposit	13,500	—	13,500	—
Commercial paper	3,995	—	3,995	—
Total assets	$212,483	$71,568	$140,915	$—
Liabilities:
Contingent consideration - MuGard	359	—	—	359
Total liabilities	$359	$—	$—	$359

Marketable Securities
Our cash equivalents, are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. Our marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets are primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2019. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the three months ended March 31, 2019.
Contingent Consideration
We recorded contingent consideration related to our June 2013 license agreement for MuGard (the “MuGard License Agreement”) with Abeona Therapeutics, Inc., under which we acquired the U.S. commercial rights for the management of oral mucositis and stomatitis (the “MuGard Rights”).
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
The following table presents a reconciliation of contingent consideration obligations related to the acquisition of the MuGard Rights (in thousands):

Balance as of December 31, 2018	$359
Payments made	(17)
Adjustments to fair value of contingent consideration	(6)
Balance as of March 31, 2019	$336

The fair value of the contingent royalty payments payable by us to Abeona under the MuGard License Agreement was determined based on various market factors, including an analysis of estimated sales using a discount rate of approximately 15%. As of March 31, 2019, we estimated that the undiscounted royalty amounts we could pay under the MuGard License Agreement, based on current projections, may range from approximately $0.3 million to $0.6 million over the remainder of the ten year period, which commenced on June 6, 2013, the acquisition date, which is our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived.

We believe the estimated fair value of the MuGard Rights are based on reasonable assumptions; however; our actual results may vary significantly from the estimated results.
Debt
We estimate the fair value of our debt obligations by using quoted market prices obtained from third-party pricing services, which are classified as Level 2 inputs. As of March 31, 2019, the estimated fair value of our 2022 Convertible Notes (as defined below) was $275.3 million, which differed from its carrying value. See Note R, “Debt” for additional information on our debt obligations.

G.     INVENTORIES
Our major classes of inventories were as follows as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$9,978	$9,388
Work in process	6,412	5,932
Finished goods	13,274	11,371
Total inventories	$29,664	$26,691
H.     PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Computer equipment and software	$1,637	$1,637
Furniture and fixtures	1,681	1,737
Leasehold improvements	4,859	2,938
Laboratory and production equipment	6,397	6,000
Construction in progress	65	420
	14,639	12,732
Less: accumulated depreciation	(5,644)	(5,211)
Property and equipment, net	$8,995	$7,521

I.     GOODWILL AND INTANGIBLE ASSETS, NET
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
During the first quarter of 2019, as a result of a number of business factors, including our market capitalization being below our carrying value, we performed a qualitative interim impairment assessment of our goodwill balance at March 31, 2019. We determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying value and therefore, did not perform a further quantitative interim impairment test. Our qualitative assessment is based on management’s estimates and assumptions, a number of which are dependent on external factors. To the extent actual results differ materially from these estimates and we experience negative developments in the areas discussed above in subsequent periods, an interim impairment assessment could be triggered, which could result in an impairment of goodwill.

Intangible Assets
As of March 31, 2019 and December 31, 2018, our identifiable intangible assets consisted of the following (in thousands):

	March 31, 2019				December 31, 2018
		Accumulated	Cumulative			Accumulated	Cumulative
	Cost	Amortization	Impairments	Net	Cost	Amortization	Impairments	Net
Finite-lived intangible assets:
Makena base technology	$797,100	$400,496	$319,246	$77,358	$797,100	$400,495	$319,246	$77,359
Makena auto-injector developed technology	79,100	9,206	—	69,894	79,100	6,952	—	72,148
Intrarosa developed technology	77,655	11,817	—	65,838	77,655	10,129	—	67,526
Total intangible assets	$953,855	$421,519	$319,246	$213,090	$953,855	$417,576	$319,246	$217,033

As of March 31, 2019, the weighted average remaining amortization period for our finite-lived intangible assets was approximately 7.3 years. Total amortization expense for the three months ended March 31, 2019 and 2018 was $3.9 million and $52.4 million, respectively. Amortization expense is recorded in cost of product sales in our condensed consolidated statements of operations. We expect amortization expense related to our finite-lived intangible assets to be as follows (in thousands):

Estimated
Amortization
Period	Expense
Remainder of Year Ending December 31, 2019	$41,329
Year Ending December 31, 2020	35,714
Year Ending December 31, 2021	30,016
Year Ending December 31, 2022	27,167
Year Ending December 31, 2023	18,046
Thereafter	60,818
Total	$213,090

As of March 31, 2019, we determined that the ongoing supply issue with the Makena intramuscular (“IM”) products, which relates to the Makena base technology intangible asset was an indicator of potential impairment for that asset. As a result, we compared the projected undiscounted future cash flows for the Makena IM products and found that they exceeded the asset’s carrying value as of March 31, 2019. The evaluation of projected cash flows is dependent on management’s annual and ongoing forecasting, budgeting and planning processes and represents our best estimate of the future results of the Makena IM products as of a point in time. These estimates are subject to a number of assumptions. Actual results could differ materially from our assumptions in future periods and to the extent forecasted cash flows are lower in the future, an impairment charge could result.

J.     CURRENT LIABILITIES
Accrued expenses consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Commercial rebates, fees and returns	$104,521	$80,520
Professional, license, and other fees and expenses	24,210	23,242
Salaries, bonuses, and other compensation	13,797	22,482
Interest expense	3,467	1,067
Research and development expense	4,634	2,226
Restructuring expense	5,058	—
Total accrued expenses	$155,687	$129,537

K.     INCOME TAXES
The following table summarizes our effective tax rate and income tax benefit from continuing operations for the three months ended March 31, 2019 and 2018 (in thousands except for percentages):

	Three Months Ended March 31,
	2019	2018
Effective tax rate	—%	12%
Income tax benefit	$(137)	$(8,000)
For the three months ended March 31, 2019, we recognized an income tax benefit of $0.1 million, representing an effective tax rate of 0%. The income tax benefit for the three months ended March 31, 2019 primarily related to state taxes and the offset of the recognition of the income tax expense recorded in other comprehensive loss associated with the increase in the value of available-for-sale securities that we carried at fair market value during the period. The difference between the statutory federal tax rate of 21% and the effective tax rate for the three months ended March 31, 2019, was primarily attributable to the valuation allowance established against our current period losses generated and the non-deductible IPR&D expense related to the Perosphere acquisition. We have established a valuation allowance on our deferred tax assets other than refundable alternative minimum tax (“AMT”) credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets.

For the three months ended March 31, 2018, we recognized an income tax benefit of $8.0 million, representing an effective tax rate of 12%. The difference between the statutory federal tax rate of 21% and the effective tax rate for the three months ended March 31, 2018 was primarily attributable to the impact of the establishment of a valuation allowance related to certain deferred tax assets, the impact of non-deductible stock compensation, and other non-deductible expenses, partially offset by state income taxes and orphan drug tax credits.

The primary driver of the decrease in tax benefit for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is the increase in valuation allowance on our current period losses generated.

L.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the accumulated balances of other comprehensive loss during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$(3,985)	$(3,908)
Holding gains (losses) arising during period, net of tax	609	(454)
Ending balance	$(3,376)	$(4,362)

M.     EARNINGS PER SHARE
The components of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net loss from continuing operations	$(122,084)	$(58,099)
Net income from discontinued operations	—	3,857
Net loss	$(122,084)	$(54,242)

Weighted average common shares outstanding	34,469	34,162

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(3.54)	$(1.70)
Income from discontinued operations	—	0.11
Basic and diluted net loss per share	$(3.54)	$(1.59)
The following table sets forth the potential common shares issuable upon the exercise of outstanding options, the vesting of RSUs, and the conversion of the Convertible Notes, which were excluded from our computation of diluted net loss per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Options to purchase shares of common stock	3,946	3,771
Shares of common stock issuable upon the vesting of RSUs	1,720	1,401
Warrants	—	1,008
2022 Convertible Notes	11,695	11,695
2019 Convertible Notes	—	790
Total	17,361	18,665
In connection with the issuance of the 2019 Convertible Notes, in February 2014, we entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges were terminated in February 2019 in connection with the maturity of the 2019 Convertible Notes.

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

Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2019:

	2007 Equity	2013 Lumara	Inducement
	Plan	Equity Plan	Grants	Total
Outstanding at December 31, 2018	2,781,786	124,450	810,343	3,716,579
Granted	358,683	26,400	16,500	401,583
Exercised	(2,025)	—	—	(2,025)
Expired or terminated	(214,881)	(10,613)	(2,250)	(227,744)
Outstanding at March 31, 2019	2,923,563	140,237	824,593	3,888,393
Restricted Stock Units
The following table summarizes RSU activity for the three months ended March 31, 2019:

	2007 Equity	2013 Lumara	Inducement
	Plan	Equity Plan	Grants	Total
Outstanding at December 31, 2018	1,041,141	2,101	85,293	1,128,535
Granted	1,007,719	1,100	2,100	1,010,919
Vested	(309,877)	—	(10,669)	(320,546)
Expired or terminated	(99,163)	—	—	(99,163)
Outstanding at March 31, 2019	1,639,820	3,201	76,724	1,719,745
In March 2019, we granted RSUs under our 2007 Plan to certain members of our senior management covering a maximum of 365,591 shares of common stock. These performance-based RSUs will vest, if at all, on February 24, 2022, based on our total shareholder return performance measured against the median total shareholder return of a defined group of companies over a three-year period. As of March 31, 2019, the maximum shares of common stock that may be issued under these awards is 365,591. The maximum aggregate total fair value of these RSUs is $4.7 million, which is being recognized as expense over a period of three years from the date of grant, net of any actual forfeitures.
Equity-Based Compensation Expense
Equity-based compensation expense for the three months ended March 31, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of product sales	$202	$200
Research and development	680	720
Selling, general and administrative	3,325	3,870
Total equity-based compensation expense	4,207	4,790
Income tax effect	—	(835)
After-tax effect of equity-based compensation expense	$4,207	$3,955

In addition to the equity-based compensation expense presented in the table above, we incurred $0.7 million of equity-based compensation expense related to the restructuring activities during the three months ended March 31, 2019, which is classified within restructuring expense on our condensed consolidated statement of operations for the three months ended March 31, 2019.
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

O.     STOCKHOLDERS’ EQUITY

As of January 1, 2019, we had $20.5 million available under our previously approved share repurchase program to repurchase up to $60.0 million in shares of our common stock. In March 2019, our Board authorized additional repurchases of shares in an amount up to $20.0 million under this program. During the quarter ended March 31, 2019, we repurchased and retired 1,074,800 shares of common stock for $13.7 million. As of March 31, 2019, $26.8 million remains available for future repurchases under this program.

P.     COMMITMENTS AND CONTINGENCIES
Commitments
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to our facility, vehicle and equipment leases, purchases of inventory, debt obligations, and other purchase obligations.
Operating Lease Obligations
As of January 1, 2019, we had operating leases for our corporate headquarters and vehicles utilized by sales employees. Accordingly, we recorded operating lease liabilities of $8.5 million and related ROU assets of $7.6 million as of January 1, 2019 in connection with our adoption of ASC 842. During the first quarter of 2019, we acquired a lease for office space in conjunction with the Perosphere transaction, entered into a new lease for office equipment and terminated certain vehicle leases in conjunction with our restructuring activities. There was no material gain or loss recognized on the early termination of the vehicle leases. As of March 31, 2019, we had operating lease liabilities of $7.9 million and related ROU assets of $7.0 million. As of March 31, 2019, our leases have remaining lease terms of one to four years. The weighted average remaining lease term and discount rate for our operating leases was 2.17 years and 4.63% at March 31, 2019, respectively.
Lease costs for our operating leases were $1.1 million for the three months ended March 31, 2019. Operating cash outflows for operating leases were $1.2 million for three months ended March 31, 2019 and ROU assets obtained in exchange for lease obligations were $1.0 million during the three months ended March 31, 2019.
Future minimum payments under our non-cancelable operating leases as of March 31, 2019 are as follows (in thousands):

Period	Future Minimum Lease Payments
Remainder of Year Ending December 31, 2019	$3,092
Year Ending December 31, 2020	3,622
Year Ending December 31, 2021	1,239
Year Ending December 31, 2022	214
Year Ending December 31, 2023	53
Thereafter	—
Total	$8,220
Less: Interest	363
Operating lease liability	$7,857

Under the prior lease guidance, future minimum payments under our non-cancellable leases as of December 31, 2018 were as follows (in thousands):

Period	Future Minimum Lease Payments
Year Ending December 31, 2019	$5,119
Year Ending December 31, 2020	4,075
Year Ending December 31, 2021	1,034
Year Ending December 31, 2022	—
Year Ending December 31, 2023	—
Total	$10,228

Purchase Obligations

Purchase obligations primarily represent minimum purchase commitments for inventory. As of March 31, 2019, our minimum purchase commitments totaled $42.7 million.
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
Contingent Regulatory and Commercial Milestone Payments
In January 2019, we acquired Perosphere, a privately-held biopharmaceutical company focused on developing ciraparantag, a small molecule anticoagulant reversal agent. Under and subject to the terms and conditions set forth in the Perosphere Agreement (described below), we are obligated to pay future contingent consideration of up to an aggregate of $365.0 million (the “Milestone Payments”), including (a) up to an aggregate of $140.0 million that becomes payable upon the achievement of specified regulatory milestones for ciraparantag (the “Regulatory Milestone Payments”), including a $40.0 million milestone payment upon approval of ciraparantag by the European Medicines Agency and (b) up to an aggregate of $225.0 million that becomes payable conditioned upon the achievement of specified sales milestones (the “Sales Milestone Payments”). If the final label approved for ciraparantag in the U.S. includes a boxed warning, the Regulatory Milestone Payments shall no longer be payable, and any previously paid Regulatory Milestone Payments shall be credited against 50% of any future Milestone Payments that otherwise becomes payable. The first Sales Milestone Payment of $20.0 million will be payable upon annual net sales of ciraparantag of at least $100.0 million. For more information on the Perosphere acquisition, see Note Q, “Acquisitions, Collaboration, License and Other Strategic Agreements.”

In September 2018, we exercised our option to acquire the global rights to AMAG-423 pursuant to an option agreement entered into in July 2015 with Velo Bio, LLC, a privately-held life-sciences company (“Velo”), the terms of which were amended at the time of exercise. In connection with the exercise of the option and consummation of the acquisition, we are responsible for completing the Phase 2b/3a clinical study that Velo initiated in the second quarter of 2017 and will incur all of the clinical, regulatory and other costs required to pursue FDA approval. We are obligated to pay Velo a $30.0 million milestone payment upon FDA approval of AMAG-423. In addition, we are obligated to pay sales milestone payments to Velo of up to $240.0 million in the aggregate, triggered at various annual net sales thresholds between $300.0 million and $900.0 million and low-single digit royalties based on net sales. Further, we have assumed additional obligations under a previous agreement entered into by Velo with a third-party, including a $5.0 million milestone payment upon regulatory approval and $10.0 million following the first commercial sale of AMAG-423, payable in quarterly installments as a percentage of quarterly gross commercial sales until the obligation is met. We are also obligated to pay the third-party low-single digit royalties based on net sales.

In connection with a license agreement we entered into with Endoceutics, Inc. (“Endoceutics”) in February 2017 (the “Endoceutics License Agreement”), we are required to pay Endoceutics certain sales milestone payments, including a first sales milestone payment of $15.0 million, which would be triggered when Intrarosa annual net U.S. sales exceed $150.0 million, and a second milestone payment of $30.0 million, which would be triggered when annual net U.S. sales of Intrarosa exceed $300.0 million. If annual net U.S. sales of Intrarosa exceed $500.0 million, there are additional sales milestone payments totaling up to $850.0 million, which would be triggered at various sales thresholds. We are also obligated to pay tiered royalties to Endoceutics equal to a percentage of net U.S. sales of Intrarosa ranging from mid-teens for calendar year net sales up to $150.0 million to mid twenty percent for any calendar year net sales that exceed $1.0 billion for the commercial life of Intrarosa, with deductions (a) after the later of (i) the expiration date of the last to expire of a licensed patent containing a valid patent claim or (ii) ten years after the first commercial sale of Intrarosa for the treatment of vulvar and vaginal atrophy (“VVA”) or female sexual dysfunction (“FSD”) in the U.S. (as applicable), (b) for generic competition and (c) for third party payments, subject to an aggregate cap on such deductions of royalties otherwise payable to Endoceutics. For more information on the Endoceutics License Agreement, see Note Q, “Acquisitions, Collaboration, License and Other Strategic Agreements.”

In connection with a license agreement we entered into with Palatin Technologies, Inc. (“Palatin”) in January 2017 (the “Palatin License Agreement”), we are required to pay Palatin (a) $60.0 million upon FDA approval of Vyleesi, and (b) up to $300.0 million of aggregate sales milestone payments upon the achievement of certain annual net sales milestones over the course of the license. The first sales milestone payment of $25.0 million will be triggered when Vyleesi annual net sales exceed $250.0 million. We are also obligated to pay Palatin tiered royalties on annual net sales in North America of the Vyleesi Products, on a product-by-product basis, in the Palatin Territory ranging from the high-single digits to the low double-digits. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (a) the earliest date on which there are no valid claims of Palatin patent rights covering such Vyleesi Product in such country, (b) the expiration of the regulatory exclusivity period for such Vyleesi Product in such country and (c) 10 years following the first commercial sale of such Vyleesi Product in such country. These royalties are subject to reduction in the event that: (x) we must license additional third-party intellectual property in order to develop, manufacture or commercialize a Vyleesi Product or (y) generic competition occurs with respect to a Vyleesi Product in a given country, subject to an aggregate cap on such deductions of royalties otherwise payable to Palatin. After the expiration of the applicable royalties for any Vyleesi Product in a given country, the license for such Vyleesi Product in such country would become a fully paid-up, royalty-free, perpetual and irrevocable license. For more information on the Palatin License Agreement, see Note Q, “Acquisitions, Collaboration, License and Other Strategic Agreements.”

In connection with a development and license agreement (the “Antares License Agreement”) with Antares Pharma, Inc. (“Antares”), we are required to pay royalties to Antares on net sales of the Makena auto-injector commencing on the launch of the Makena auto-injector in a particular country until the Makena auto-injector is no longer sold or offered for sale in such country or the Antares License Agreement is terminated (the “Antares Royalty Term”). The royalty rates range from high single digit to low double digits and are tiered based on levels of net sales of the Makena auto-injector and decrease after the expiration of licensed patents or where there are generic equivalents to the Makena auto-injector being sold in a particular country. Antares is also entitled to sales-based milestone payments upon the achievement of certain annual net sales. For more information on the Antares License Agreement, see Note Q, “Acquisitions, Collaboration, License and Other Strategic Agreements.”

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

On July 20, 2015, the Federal Trade Commission (the “FTC”) notified us that it was conducting an investigation into whether Lumara Health or its predecessor engaged in unfair methods of competition with respect to Makena or any hydroxyprogesterone caproate product. As previously disclosed, we provided the FTC with a response in August 2015. We believe we have fully cooperated with the FTC and we have had no further interactions with the FTC on this matter since our response in August 2015. For further information on this matter, see Note P, “Commitments and Contingencies” to our Annual Report.
We may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us as of March 31, 2019.

Q.     ACQUISITIONS, COLLABORATION, LICENSE AND OTHER STRATEGIC AGREEMENTS
Our commercial strategy includes expanding our portfolio through the in-license or acquisition of additional pharmaceutical products or companies, including revenue-generating commercial products and development assets as well as forming alliances with other companies to facilitate the sale and distribution of our products. As of March 31, 2019, we were a party to the following agreements:

Perosphere

On January 16, 2019, we acquired Perosphere pursuant to the Agreement and Plan of Merger (the “Perosphere Agreement”), dated as of December 12, 2018 between AMAG and Perosphere. Pursuant to the Perosphere Agreement, in January 2019, we paid approximately $50.0 million (the “Upfront Merger Consideration”), subject to adjustments for working capital, cash, transaction expenses and specified indebtedness. Of the Upfront Merger Consideration, approximately $40.0 million was funded from our available cash and approximately $10.0 million was deemed paid in connection with the cancellation of a convertible note in the principal amount of $10.0 million issued to us by Perosphere in October 2018. The purchase price was subject to customary post-closing adjustments under the Perosphere Agreement. In addition to the Upfront Merger Consideration, we used available cash to repay $12.0 million of Perosphere’s term loan indebtedness and approximately $6.2 million of Perosphere’s other liabilities. We are also required to pay regulatory and sales milestone payments to Perosphere as described in more detail above in Note P, “Commitments and Contingencies.” Further, provided certain clinical milestones are met, the Phase 3 program for ciraparantag will be partially funded under an existing clinical trial collaboration agreement, as amended, with a global pharmaceutical company, under which we may receive certain payments anticipated in 2019 and 2020 related to ciraparantag for use as an anticoagulant reversal agent to reverse the effects of Savaysa®(edoxaban) and low molecular weight heparin.

Substantially all of the fair value of the assets acquired in conjunction with the Perosphere transaction was concentrated in the IPR&D asset. As a result, we accounted for this transaction as an asset acquisition under ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The acquired IPR&D was charged to expense at acquisition, as it relates to a development stage compound with no alternative future use. A summary of the assets and liabilities acquired in exchange for cash consideration of $60.8 million and $10.0 million that was deemed paid in connection with the cancellation of the convertible note described above is presented in the following table (in millions):

Assets:
Cash	$2.6
Operating lease right-of-use asset	0.8
Property and equipment	1.4
IPR&D	74.9
$79.7
Liabilities:
Accrued severance liabilities	$(1.7)
Deferred revenue	(6.4)
Operating lease liability	(0.8)
$(8.9)

The fair values of the assets and liabilities acquired are classified as Level 3 estimates under the fair value hierarchy as they have been valued using unobservable inputs. These inputs include: (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of key development and regulatory objectives; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair values of the assets and liabilities acquired were determined based on various market factors, including an analysis of estimated sales using a discount rate of approximately 34%.

Velo

In September 2018, we exercised our option to acquire the global rights to the AMAG-423 program, which we accounted for as an asset acquisition under ASU No. 2017-01. For more information on the AMAG-423 acquisition, see Note P, “Commitments and Contingencies.”

Prasco
In December 2017, we entered into a Distribution and Supply Agreement (the “Prasco Agreement”) with Prasco, LLC (“Prasco”), under which Prasco was granted an exclusive, non-sublicensable, nontranferable license to purchase, distribute and sell a generic version of Makena in the U.S. (the “Makena authorized generic”). In July 2018, Prasco launched the Makena authorized generic of both the single-dose and multi-dose intramuscular injections. Under the Prasco Agreement, we are responsible for the manufacture and supply of the Makena authorized generic to be sold to Prasco at a predetermined supply price. Prasco is also required to pay us a certain percentage of the net distributable profits from the sale of the Makena authorized generic. We account for revenue recognized under the Prasco Agreement in accordance with ASC 606. Pursuant to the terms of the Prasco Agreement, in certain circumstances we have reimbursed and may be required to reimburse Prasco for additional penalties incurred by Prasco as a result of our failure to supply a certain percentage of product ordered by Prasco in a prespecified timeframe. During the three months ended March 31, 2019, we incurred $3.6 million of failure to supply penalties. The Prasco Agreement expires on July 2, 2022, which term will be automatically extended thereafter for additional one-year periods, unless canceled by us or Prasco within an agreed upon notice period. The Prasco Agreement is subject to early termination by us for convenience after a certain period of time or if Prasco is subject to a change of control or by either party for, among other things, uncured breach by or bankruptcy of the other party, lack of commercial viability or FDA notice, or by mutual agreement.
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
Endoceutics
In February 2017, we entered into the Endoceutics License Agreement. Pursuant to the Endoceutics License Agreement, Endoceutics granted us the right to develop and commercialize pharmaceutical products containing dehydroepiandrosterone (“DHEA”), including Intrarosa, at dosage strengths of 13 mg or less per dose and formulated for intravaginal delivery, excluding any combinations with other active pharmaceutical ingredients, in the U.S. for the treatment of VVA and FSD. We accounted for the Endoceutics License Agreement as an asset acquisition under ASU 2017-01.
Upon the closing of the Endoceutics License Agreement, we made an upfront payment of $50.0 million and issued 600,000 shares of unregistered common stock to Endoceutics, which had a value of $13.5 million, as measured on April 3, 2017, the date of closing. In addition, we paid Endoceutics $10.0 million in 2017 upon the delivery by Endoceutics of Intrarosa launch quantities and $10.0 million in 2018 following the first anniversary of the closing. In 2017, we recorded a total of $83.5 million of consideration, of which $77.7 million was allocated to the Intrarosa developed technology intangible asset and $5.8 million was recorded as IPR&D expense based on their relative fair values. In addition, we are required to pay royalties and sales milestone payments to Endoceutics as described in more detail above in Note P, “Commitments and Contingencies.”
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

Palatin
In January 2017, we entered into the Palatin License Agreement under which we acquired (a) an exclusive license in all countries of North America (the “Palatin Territory”), with the right to grant sub-licenses, to research, develop and commercialize the Vyleesi Products, an investigational product designed to be a treatment for HSDD in pre-menopausal women, (b) a worldwide non-exclusive license, with the right to grant sub-licenses, to manufacture the Vyleesi Products, and (c) a non-exclusive license in all countries outside the Palatin Territory, with the right to grant sub-licenses, to research and develop (but not commercialize) the Vyleesi Products. The transaction closed in February 2017 and was accounted for as an asset acquisition under ASU 2017-01.
Under the terms of the Palatin License Agreement, in February 2017 we paid Palatin $60.0 million as a one-time upfront payment and subject to agreed-upon deductions reimbursed Palatin approximately $25.0 million for reasonable, documented, out-of-pocket expenses incurred by Palatin in connection with the development and regulatory activities necessary to submit an NDA in the U.S. for Vyleesi for the treatment of HSDD in pre-menopausal women. During 2017, we fulfilled these payment obligations to Palatin. The $60.0 million upfront payment made in February 2017 to Palatin was recorded as IPR&D expense as the product candidate had not received regulatory approval. In June 2018, our NDA submission to the FDA for Vyleesi was accepted, which triggered a $20.0 million milestone payment, which we paid in the second quarter of 2018 and recorded as an IPR&D expense in the first quarter of 2018 when acceptance was deemed probable. In addition, we are required to pay royalties and regulatory and sales milestone payments to Palatin as described in more detail above in Note P, “Commitments and Contingencies.”
The Palatin License Agreement expires on the date of expiration of all royalty obligations due thereunder, unless earlier terminated in accordance with the Palatin License Agreement.
R.     DEBT
Our outstanding debt obligations as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
2022 Convertible Notes	$265,576	$261,933
2019 Convertible Notes	—	21,276
Total long-term debt	265,576	283,209
Less: current maturities	—	21,276
Long-term debt, net of current maturities	$265,576	$261,933

Convertible Notes

The outstanding balances of our Convertible Notes as of March 31, 2019 consisted of the following (in thousands):

2022 Convertible Notes
Liability component:
Principal	$320,000
Less: debt discount and issuance costs, net	54,424
Net carrying amount	$265,576
Gross equity component	$72,576
In accordance with accounting guidance for debt with conversion and other options, we separately account for the liability and equity components of our 2022 Convertible Notes by allocating the proceeds between the liability component and the embedded conversion option (the “Equity Component”) due to our ability to settle the 2022 Convertible Notes in cash, common stock or a combination of cash and common stock, at our option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected our non-convertible debt borrowing rate for similar debt. The Equity Component of the 2022 Convertible Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2022 Convertible Notes and the fair value of the liability of the 2022 Convertible Notes on the date of issuance. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense using the effective interest method over five years. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification.

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
On or after March 1, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The 2022 Convertible Notes were not convertible as of March 31, 2019.
We determined the expected life of the debt was equal to the five-year term on the 2022 Convertible Notes. The effective interest rate on the liability component was 9.49% for the period from the date of issuance through March 31, 2019. As of March 31, 2019, the “if-converted value” did not exceed the remaining principal amount of the 2022 Convertible Notes.
2019 Convertible Notes
In February 2014, we issued $200.0 million aggregate principal amount of the 2019 Convertible Notes. During 2017, we entered into privately negotiated transactions with certain investors to repurchase approximately $178.5 million aggregate principal amount of the 2019 Convertible Notes for an aggregate repurchase price of approximately $192.7 million, including accrued interest. The remaining $21.4 million of 2019 Convertible Notes matured on February 15, 2019 and were settled with cash.

Convertible Notes Interest Expense

The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest expense	$2,667	$2,734
Amortization of debt issuance costs	354	339
Amortization of debt discount	3,429	3,237
Total interest expense	$6,450	$6,310
Convertible Bond Hedge and Warrant Transactions
In February 2014, we entered into convertible bond hedge transactions and separate warrant transactions of our common stock underlying the aggregate principal amount of the 2019 Convertible Notes with certain financial institutions (the “call spread counterparties”). In connection with the 2017 repurchases of the 2019 Convertible Notes, as discussed above, we entered into agreements with the call spread counterparties to terminate a portion of the then existing convertible bond hedge transactions in an amount corresponding to the amount of such 2019 Convertible Notes repurchased and to terminate a portion of the then-existing warrant transactions. In February 2019, the 2019 Convertible Notes matured and were settled with cash and the remaining bond hedge and warrant transactions expired.
Future Payments
Future annual principal payments on our long-term debt as of March 31, 2019 were as follows (in thousands):

Period	Future Annual Principal Payments
Remainder of Year Ending December 31, 2019	$—
Year Ending December 31, 2020	—
Year Ending December 31, 2021	—
Year Ending December 31, 2022	320,000
Year Ending December 31, 2023	—
Thereafter	—
Total	$320,000
S.     RESTRUCTURING EXPENSES
In February 2019, we completed a restructuring to combine our women’s health and maternal health sales forces into one integrated sales team, which will promote both Intrarosa and Makena. Approximately 110 employees were displaced through this workforce reduction. We recorded one-time restructuring charges of $7.4 million primarily related to severance and related benefits in our condensed consolidated statement of operations for the three months ended March 31, 2019. We expect the restructuring charges incurred to date under this program to be substantially paid in cash by the end of the first quarter of 2020.

The following table displays charges taken related to restructuring activities during the three months ended March 31, 2019 and a rollforward of the changes to the accrued balances as of March 31, 2019 (in thousands):

2019 Restructuring charges:
Workforce reduction	$7,034
Contract termination costs	229
Other	157
Total 2019 restructuring charges	$7,420

Rollforward of accrued restructuring:
Balance at December 31, 2018	$—
Total 2019 restructuring charges	7,420
Workforce reduction payments	(2,159)
Contract termination cost payments	(59)
Other payments	(144)
Balance at March 31, 2019	$5,058

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
U.     RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). This standard requires entities to recognize on its balance sheet assets and liabilities associated with the rights and obligations created by leases with terms greater than twelve months. We adopted the standard effective January 1, 2019. We chose to apply the provisions of ASC 842 as of the effective date with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, we elected to utilize the package of transition practical expedients, which allowed us to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. We also made accounting policy elections to not separate lease and non-lease components for our real estate lease and to not recognize leases with an initial term of twelve months or less within our condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in our condensed consolidated statements of income over the lease term.
In preparation for adoption of the standard, we implemented internal controls to enable the preparation of financial information. The adoption of this standard resulted in the recognition of operating lease liabilities of $8.5 million and related ROU assets of $7.6 million on our condensed consolidated balance sheets as of January 1, 2019, but did not have an impact on our condensed consolidated statements of operations.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). This standard clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. We adopted ASU 2018-18 during the three months ended March 31, 2019. The adoption of ASU 2018-18 did not have a material impact on our financial position or results of operations.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Annual Report”). Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “estimate,” “intend” or other similar words and expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

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

•
beliefs regarding our commercial strategies and efforts, including the timing of the commercial launch of Vyleesi, the impact of our efforts to convert current Makena IM prescribers to the Makena auto-injector, the impact of the Makena IM stock-out on Makena revenues and expected timing for remediation, including the ability of our contract manufacturers to gain and maintain FDA approval and to manufacture adequate supply;

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

•
expectations and plans as to recent and upcoming regulatory and commercial developments and activities, including requirements, initiatives and timelines for clinical trials and post-approval commitments for our products and product candidates, and their impact on our business and competition;

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

AMAG Pharmaceuticals®and Feraheme® and the logo and designs are registered trademarks of AMAG Pharmaceuticals, Inc. VyleesiTM is a trademark of AMAG Pharmaceuticals, Inc. Makena® is a registered trademark of AMAG Pharma USA, Inc. Intrarosa® is a registered trademark of Endoceutics, Inc. Other trademarks referenced in this report are the property of their respective owners.
Overview
AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a pharmaceutical company focused on bringing innovative products to patients with unmet medical needs by leveraging our development and commercial expertise to invest in and grow our pharmaceutical products across a range of therapeutic areas. Our currently marketed products support the health of patients in the areas of maternal and women’s health, anemia management and cancer supportive care, including Feraheme® (ferumoxytol injection) for intravenous use, Makena® (hydroxyprogesterone caproate injection), Intrarosa® (prasterone) vaginal inserts and MuGard® Mucoadhesive Oral Wound Rinse. In addition to our marketed products, our portfolio includes three product candidates, Vyleesi™ (bremelanotide), which is under review with the U.S. Food and Drug Administration (the “FDA”) for the treatment of hypoactive sexual desire disorder (“HSDD”) in pre-menopausal women, AMAG-423 (digoxin immune fab (ovine)), which is being studied for the treatment of severe preeclampsia, and ciraparantag, which is being studied as an anticoagulant reversal agent.
On January 16, 2019, we acquired ciraparantag with our acquisition of Perosphere Pharmaceuticals Inc. (“Perosphere”), a privately-held biopharmaceutical company. Ciraparantag is an anticoagulant reversal agent in development for patients treated with novel oral anticoagulants (“NOACs”) or low molecular weight heparin (“LMWH”) when reversal of the anticoagulant effect of these products is needed for emergency surgery, urgent procedures or due to life-threatening or uncontrolled bleeding. For additional information on the Perosphere acquisition, see Note Q, “Acquisitions, Collaboration, License and Other Strategic Agreements” to our condensed consolidated financial statements included in this Quarterly Report on Form-10-Q.

On February 7, 2019, we announced that we combined our women's and maternal health sales forces into one integrated sales team. This combined sales force promotes both Intrarosa and Makena and provides healthcare professionals with one commercial point of contact for our women’s health sales force to seek to maximize efficiency and effectiveness for the promotion of our commercial products. As a result, we reduced our overall headcount by approximately 110 employees, approximately 100 of whom were part of our field-based commercial organization with the remainder coming from our general and administrative functions. We recorded a one-time restructuring charge of approximately $7.4 million, primarily related to severance and related benefits, in the first quarter of 2019.

We intend to continue to expand the impact of our current and future products for patients by delivering on our growth strategy, which includes collaborating on and acquiring promising therapies at various stages of development, and advancing them through the clinical and regulatory process to deliver new treatment options to patients. Our primary sources of revenue are from sales of Makena, Feraheme and Intrarosa. Except as otherwise stated below, the following discussions of our results of operations reflect the results of our continuing operations, excluding the results related to the CBR business, which we sold in August 2018. The historical results of our CBR business has been separated from continuing operations and reflected as a discontinued operation. See Note C, “Discontinued Operations,” to our condensed consolidated financial statements included in this Quarterly Report on Form-10-Q.

AMAG’s Portfolio of Products and Product Candidates

Feraheme

Feraheme received approval from the FDA in June 2009 for the treatment of iron deficiency anemia (“IDA”) in adult patients with chronic kidney disease (“CKD”). In February 2018, the FDA approved the supplemental New Drug Application to expand the Feraheme label to include all eligible adult IDA patients who have intolerance to oral iron or have had unsatisfactory response to oral iron in addition to patients who have CKD. IDA is prevalent in many different patient populations, such as patients with CKD, gastrointestinal diseases or disorders, inflammatory diseases, chemotherapy-induced anemia and abnormal uterine bleeding. For many of these patients, treatment with oral iron is unsatisfactory or is not tolerated. It is estimated that approximately five million people in the U.S. have IDA and we estimate that a small fraction of the patients who are diagnosed with IDA regardless of the underlying cause are currently being treated with IV iron.

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

In July 2018, simultaneously with the launch of the first generic competitor to Makena, we launched our own authorized generic of both the single- and multi-dose vials through our generic partner, Prasco, LLC (the “Makena authorized generic”). As a result of this partnership, we are able to provide patients and healthcare providers with access to therapeutically equivalent versions of the branded Makena IM injection. Currently, there are two generic competitors in the market in addition to the Makena authorized generic product, and we expect additional generic entrants could enter the market in 2019, including two generic competitors recently approved by the FDA, which we expect will compete against the 1ml and/or 5ml presentations.

In March 2019, we announced topline results from the Progestin’s Role in Optimizing Neonatal Gestation (“PROLONG”) trial, a randomized, double-blinded, placebo-controlled clinical trial evaluating Makena® in patients with a history of a prior spontaneous singleton preterm delivery. The PROLONG trial was conducted as part of an approval commitment under the FDA’s “Subpart H” accelerated approval process. The PROLONG trial did not demonstrate a statistically significant difference between the treatment and placebo arms for the co-primary endpoints: the incidence of preterm delivery at less than 35 weeks (Makena treated group 11.0% vs. placebo 11.5%, p=.72) and the percentage of patients who met criteria for the pre-specified neonatal morbidity and mortality composite index (Makena treated group 5.4% vs 5.2%, p=.84). The adverse event profile between the two arms was comparable. Adverse events of special interest, including miscarriage and stillbirth, were infrequent and similar between the treatment and placebo groups. The PROLONG trial enrolled approximately 1,700 pregnant women, over 75% of whom were enrolled outside the U.S., predominantly from Eastern European countries, with different demographics compared to the participants in the Meis trial, which served as the basis for the FDA’s approval of Makena. We are preparing for initial discussions to take place at an upcoming meeting with the FDA. In addition, we are working closely with our publications committee to further assess the data and prepare the data for peer reviewed publication.

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

In the third quarter of 2017, Endoceutics initiated a clinical study with Intrarosa for the treatment of HSDD in post-menopausal women, which is now fully enrolled. Upon review of the full data set, it will be determined whether to continue to pursue an additional clinical trial to support an eventual filing with the FDA for an HSDD indication. We have agreed to share the direct costs related to such studies based upon a negotiated allocation with us funding up to $20.0 million, of which we have paid approximately $6.0 million. Additional details regarding the Endoceutics License Agreement can be found in Note Q, “Acquisitions, Collaboration, License and Other Strategic Agreements,” to our condensed consolidated financial statements included in this Quarterly Report on Form-10-Q.

Vyleesi

In January 2017, we entered into a license agreement (the “Palatin License Agreement”) with Palatin Technologies, Inc. (“Palatin”) pursuant to which we acquired Vyleesi, an investigational product designed to treat acquired generalized HSDD in pre-menopausal women. In June 2018, the FDA accepted the Vyleesi NDA. The Prescription Drug User Fee Act (“PDUFA”) date for completion of FDA review of the Vyleesi NDA is June 23, 2019, and if approved on that date, we expect to launch Vyleesi in the third quarter 2019. If approved, we will also be obligated to make a $60.0 million milestone payment to Palatin. In November 2018, as part of our discussions with the FDA regarding its review of the NDA submission for Vyleesi, the FDA requested additional data assessing 24-hour ambulatory blood pressure with short-term daily use of Vyleesi. This Phase 1 study, which was conducted in premenopausal healthy volunteers, has been completed and submitted to the FDA.

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

AMAG-423

In September 2018, we acquired the global rights to AMAG-423 pursuant to an option agreement entered into in July 2015 with Velo Bio, LLC, a privately-held life sciences company (“Velo”). AMAG-423 is a polyvalent antibody currently in development for the treatment of severe preeclampsia in pregnant women and has been granted both orphan drug and Fast Track designations by the FDA. AMAG-423 is intended to bind to endogenous digitalis-like factors (“EDLFs”) and remove them from the circulation. EDLFs appear to be elevated in preeclampsia and may play an important role in the pathogenesis of preeclampsia. By decreasing EDLFs, AMAG-423 is believed to improve vascular endothelial function and lead to better post-delivery outcomes in affected mothers and their babies.

We have assumed responsibility to complete the Phase 2b/3a clinical study that Velo initiated in the second quarter of 2017 and will incur all of the future clinical, regulatory and other costs required to pursue FDA approval. Approximately 200 antepartum women with severe preeclampsia between 23 and 32 weeks gestation will be enrolled in the multi-center, randomized, double-blind, placebo-controlled, parallel-group Phase 2b/3a study. We have re-initiated the study as the sponsor, and have begun reactivating the current sites, seeking new sites and, as of January 2019, enrolling new patients. Participants in the study receive either AMAG-423 or placebo intravenously four times a day over a maximum of four days. The study’s primary endpoint is to demonstrate a reduction in the percentage of babies who develop severe intraventricular hemorrhage (bleeding in the brain), necrotizing enterocolitis (severe inflammation of the infant bowels) or death by 36 weeks corrected gestational age between the AMAG-423 and placebo arms. Secondary endpoints include the change from baseline in maternal creatinine clearance, maternal incidence of pulmonary edema during treatment and the period of time between treatment and delivery. As with previous clinical trials conducted for treatments of preeclampsia, enrollment is challenging and while we continue to implement strategies to enhance enrollment, the nature of the patient population makes it difficult to predict the timing of enrollment completion.

Ciraparantag

In January 2019, we acquired Perosphere, a privately-held biopharmaceutical company focused on developing ciraparantag, a small molecule anticoagulant reversal agent in development as a single dose solution that is delivered intravenously to reverse the effects of certain NOACs (Xarelto®(rivaroxaban), Eliquis®(apixaban), and Savaysa®(edoxaban), as well as Lovenox® (enoxaparin sodium injection), a LMWH), when reversal of the anticoagulant effect of these products is needed for emergency surgery, urgent procedures or due to life-threatening or uncontrolled bleeding. Ciraparantag has been granted Fast Track designation by the FDA and we intend to seek orphan drug designation and Breakthrough Therapy designation in 2019. See Note Q, “Acquisitions, Collaboration, License and Other Strategic Agreements” to our condensed consolidated financial statements included in this Quarterly Report on Form-10-Q.

Ciraparantag has been evaluated in more than 250 healthy volunteers across seven clinical trials. A first in human Phase 1 study evaluated the safety, tolerability, pharmacokinetic, and pharmacodynamic effects of ciraparantag alone and following a single dose of Savaysa®, and another Phase 1 study evaluated the overall metabolism of the drug. Two Phase 1/2 studies evaluated the safety, tolerability, pharmacokinetic, and pharmacodynamic effects related to the reversal of unfractionated heparin and Lovenox® and three Phase 2b randomized, single-blind, placebo-controlled dose-ranging studies evaluated the reversal of Savaysa®, Eliquis®, and Xarelto® to assess the safety and efficacy of ciraparantag, each of which included 12 subjects dosed with ciraparantag. The Phase 2b studies to reverse Xarelto® and Eliquis® are currently ongoing; however, both studies are nearly complete, with the low dose cohort expected to finish during 2019. In these Phase 2b clinical trials, ciraparantag or placebo was administered to healthy volunteers in a blinded fashion after achieving steady blood concentrations of the respective anticoagulant. Pharmacodynamic assessments of whole blood clotting time (“WBCT”), an important laboratory measure of clotting capacity, were sampled frequently for the first hour post study drug dose, and then periodically thereafter out to 24 hours post administration of study drug. Key endpoints in the Phase 2 trials included mean change from baseline in WBCT and the proportion of subjects that returned to within 10% of their baseline WBCT. Subjects in these studies experienced a rapid and statistically significant (p<0.001) reduction in WBCT compared to placebo as early as 15 minutes after the administration of ciraparantag in each of the four studies and the effect was sustained for 24 hours. Moreover, in both the Eliquis® and Xarelto® studies, 100% of subjects in the highest dose cohorts (180 mg of ciraparantag) were responders, as defined by a return to within 10% of baseline WBCT within 30 minutes and sustained for at least six hours. Ciraparantag has been well tolerated in clinical trials, with the most common related adverse events to date being mild sensations of coolness, warmth or tingling, skin flushing, and alterations in taste. There have been no drug-related serious adverse events to date. Following the completion of the Phase 2b studies, we plan to conduct an End of Phase 2 meeting with the FDA to confirm the design of our Phase 3b/4 trials in healthy volunteers, designed to determine the lowest effective dose of ciraparantag. We intend to initiate the Phase 3a trials in the second half of 2019.

Critical Accounting Policies

Except as described in Note B, “Basis of Presentation and Summary of Significant Accounting Policies,” and Note P, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, with respect to changes in our accounting policy related to our adoption of the requirements of Accounting Standards Codification (“ASC”) Topic 842, Leases and our consideration of collaboration type agreements that could fall under ASC 808, Collaborative Arrangements or ASC 606, Revenue from Contracts with Customers, there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2019, compared to the critical accounting policies and estimates disclosed in Part II, Item 7, of our Annual Report.
Results of Operations - Three Months Ended March 31, 2019 and 2018
Revenues
Total product revenues for the three months ended March 31, 2019 and 2018 consisted of the following (in thousands except for percentages):

	Three Months Ended March 31,		2019 to 2018
	2019	2018	$ Change	% Change
Product sales, net
Makena	$31,257	$89,983	$(58,726)	(65)%
Feraheme	40,015	25,135	14,880	59%
Intrarosa	4,414	2,165	2,249	>100%
MuGard	43	65	(22)	(34)%
Total product revenues	75,729	117,348	(41,619)	(35)%

Our total product revenues for the three months ended March 31, 2019 decreased by $41.6 million as compared to the same period in 2018, due primarily to a $58.7 million decrease in Makena net sales. The decrease in Makena revenue reflected the significant decline in sales of the Makena IM product due substantially to the entry of generic competition beginning in mid-2018, as well as manufacturing issues at our primary third-party Makena IM manufacturer, which resulted in supply disruptions of our IM products during the first quarter of 2019. Total Makena revenues for the first quarter of 2019 were further impacted by certain gross-to-net charges, including $3.6 million due to Prasco for charges they incurred due to their inability to meet their contractual obligations as a result of our IM supply disruptions, an estimated $5.0 million of increased Medicaid rebates due to the impact of the IM supply constraints on government reported pricing and $6.0 million due to changes in estimate adjustments related to prior period Medicaid rebates received during the quarter. Partially offsetting these declines was a significant increase in Makena auto-injector sales, which was launched at the end of the first quarter of 2018, and a 59% increase in Feraheme sales driven almost exclusively by volume gains.

We expect that sales of Feraheme, the Makena auto-injector, and Intrarosa will continue to increase for the remainder of 2019. In addition, we expect to provide Prasco with new supply of Makena IM product in the second quarter of 2019 and that revenues from the Makena IM product, particularly the authorized generic presentation,will increase for the remainder of 2019 as compared to the first quarter of 2019. The continued impact of generic competition to our Makena sales is dependent on the timing, number and behavior of current and future generic competitors.

In 2019, we expect to recognize collaboration revenue under the terms of a clinical trial collaboration agreement with a global pharmaceutical company, provided certain clinical obligations are met in connection with our ciraparantag program.

Total gross product sales were offset by product sales allowances and accruals for the three months ended March 31, 2019 and 2018 as follows (in thousands, except for percentages):

	Three Months Ended March 31,				2019 to 2018
	2019	Percent of gross product sales	2018	Percent of gross product sales	$ Change	% Change
Gross product sales	$211,718		$239,870		$(28,152)	(12)%
Provision for product sales allowances and accruals:
Contractual adjustments	108,884	51%	86,144	36%	22,740	26%
Governmental rebates	27,105	13%	36,378	15%	(9,273)	(25)%
Total	135,989	64%	122,522	51%	13,467	11%
Product sales, net	$75,729		$117,348		$(41,619)	(35)%

The increase in contractual adjustments as a percentage of gross product sales primarily related to a higher mix of business through commercial reimbursement channels and additional discounts offered to commercial entities. The decrease in governmental rebates as a percentage of gross product sales primarily related to a shift in the mix of business.

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
Costs and Expenses
Cost of Product Sales
Cost of product sales for the three months ended March 31, 2019 and 2018 were as follows (in thousands except for percentages):

	Three Months Ended March 31,		2019 to 2018
	2019	2018	$ Change	% Change
Direct cost of product sales	$14,535	$11,548	$2,987	26%
Amortization of intangible assets	$3,942	$52,364	$(48,422)	(92)%
	$18,477	$63,912	$(45,435)	(71)%
Direct cost of product sales as a % of net product sales	19%	10%
Direct cost of product sales was $14.5 million and $11.5 million for the three months ended March 31, 2019 and 2018, respectively. Direct cost of product sales as a percentage of net product sales increased from 10% to 19% during the first quarter of 2019 driven by higher gross-to-net adjustments and therefore lower net price during the first quarter of 2019. We expect that a substantial portion of these gross-to-net adjustments are non-recurring in nature and we therefore anticipate net price to increase from these levels in future quarters of 2019. As net price normalizes, we expect that direct cost of product sales will decrease as a percentage of revenue, compared to the first quarter of 2019.
Amortization of intangible assets decreased by $48.4 million from March 31, 2018 to March 31, 2019 primarily due to a decrease in amortization related to the Makena base technology intangible asset which relates to our Makena IM products and is recognized based on an economic consumption model. We expect amortization of intangible assets to increase in future quarters of 2019 as Makena IM supply becomes available and revenues from the Makena IM products increase.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2019 and 2018 consisted of the following (in thousands except for percentages):

	Three Months Ended March 31,		2019 to 2018
	2019	2018	$ Change	% Change
External research and development expenses	$12,499	$6,754	$5,745	85%
Internal research and development expenses	5,567	4,055	1,512	37%
Total research and development expenses	$18,066	$10,809	$7,257	67%

Total research and development expenses incurred in the three months ended March 31, 2019 increased by $7.3 million, or approximately 67%, as compared to the same period in 2018. The $7.3 million increase was primarily related to our development programs for our recently acquired products, AMAG-423 and ciraparantag and for Vyleesi-related costs, primarily related to the Phase 1 study to assess 24-hour ambulatory blood pressure with short-term daily use of Vyleesi recently conducted as part of our NDA submission.
We have a number of ongoing research and development programs that we are conducting independently or in collaboration with third parties. We expect our external research and development expenses to increase, primarily driven by our investments in AMAG-423 and ciraparantag, including costs related to our contract research organization services and drug supply needed to support our clinical trials. In addition, we expect our internal research and development expenses to increase substantially for the remainder of 2019 as we expand our internal infrastructure and continue to establish more robust development capabilities. We cannot determine with certainty the duration and completion costs of our current or future clinical trials of our products or product candidates as the duration, costs and timing of clinical trials depends on a variety of factors including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation.
Acquired In-Process Research and Development

During the three months ended March 31, 2019, we recorded $74.9 million for acquired in-process research and development (“IPR&D”) related to the acquisition of Perosphere.

During the three months ended March 31, 2018, we recorded $20.0 million for acquired IPR&D related to a milestone obligation to Palatin associated with the FDA acceptance of the Vyleesi NDA.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 consisted of the following (in thousands except for percentages):

	Three Months Ended March 31,		2019 to 2018
	2019	2018	$ Change	% Change
Compensation, payroll taxes and benefits	$30,350	$30,235	$115	—%
Professional, consulting and other outside services	41,013	38,700	2,313	6%
Fair value of contingent consideration liability	(6)	626	(632)	>(100%)
Equity-based compensation expense	3,325	3,870	(545)	(14)%
Total selling, general and administrative expenses	$74,682	$73,431	$1,251	2%
We expect that total selling, general and administrative expenses for the remainder of 2019 will approximate the level of expense incurred in the first quarter. As a result of the consolidation of the women’s health and maternal health sales forces that we completed during the first quarter of 2019, we expect employee-related spend to decrease for the remainder of 2019. These decreases will be offset by planned increases in external spending as we prepare for the potential launch of Vyleesi, assuming FDA approval, and as we continue to invest in the growth of our commercial products.

Restructuring Expense

In February 2019, we completed a restructuring to combine our women’s health and maternal health sales forces into one integrated sales team, which currently promotes both Intrarosa and Makena and will ultimately promote Vyleesi, assuming FDA approval. Approximately 110 employees were displaced through this workforce reduction. We recorded a one-time restructuring charge of $7.4 million primarily related to severance and related benefits in the three months ended March 31, 2019 and expect restructuring charges incurred to date under this program to be substantially paid in cash by the end of the first quarter of 2020. As a result of the restructuring, we expect a reduction in selling, general and administrative expense, specifically related to compensation, payroll taxes and benefits beginning in the second quarter of 2019. We estimate total savings from the restructuring to be approximately $15.2 million for the remaining nine months of 2019, offset by planned increases in external spending as we prepare for the potential launch of Vyleesi, assuming FDA approval, and as we continue to invest in the growth of our commercial products. For additional information on restructuring expenses, see Note S, “Restructuring Expenses” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Expense, Net
Other expense, net for the three months ended March 31, 2019 decreased by $10.8 million compared to the same period in 2018, primarily due to a $9.5 million reduction in interest expense in the three months ended March 31, 2019 as a result of the early redemption of our 7.875% Senior Notes due 2023 in 2018.
Income Tax Benefit
The following table summarizes our effective tax rate and income tax benefit for the three months ended March 31, 2019 and 2018 (in thousands except for percentages):

	Three Months Ended March 31,
	2019	2018
Effective tax rate	—%	12%
Income tax benefit	$(137)	$(8,000)
For the three months ended March 31, 2019, we recognized an income tax benefit of $0.1 million, representing an effective tax rate of 0%. The difference between the statutory federal tax rate of 21% and the 0% effective tax rate for the three months ended March 31, 2019 was primarily attributable to the valuation allowance established against our current period losses generated and the non-deductible IPR&D expense related to the Perosphere acquisition. We have established a valuation allowance on our deferred tax assets other than refundable alternative minimum tax credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. The income tax benefit for the three months ended March 31, 2019 primarily related to state taxes and the offset of the recognition of the income tax expense recorded in other comprehensive loss associated with the increase in the value of available-for-sale securities that we carried at fair market value during the period.
For the three months ended March 31, 2018, we recognized an income tax benefit of $8.0 million, representing an effective tax rate of 12%. The difference between the statutory federal tax rate of 21% and the 12% effective tax rate for the three months ended March 31, 2018, was primarily attributable to the impact of the establishment of a valuation allowance related to certain deferred tax assets, the impact of non-deductible stock compensation, and other non-deductible expenses, partially offset by state income taxes and orphan drug tax credits.
The primary driver of the decrease in tax benefit for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was the increase in valuation allowance on our current period losses generated.

Net Income from Discontinued Operations

Net income from discontinued operations was $3.9 million for the three months ended March 31, 2018. For additional information on discontinued operations, see Note C, “Discontinued Operations” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
General
We currently finance our operations primarily from cash generated from our operating activities, including sales of our commercialized products. Cash, cash equivalents, marketable securities and certain financial obligations as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands except for percentages):

	March 31, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	$137,917	$253,256	$(115,339)	(46)%
Marketable securities	128,593	140,915	(12,322)	(9)%
Total	$266,510	$394,171	$(127,661)	(32)%

Outstanding principal on 2022 Convertible Notes	320,000	320,000	—	—%
Outstanding principal on 2019 Convertible Notes	—	21,417	(21,417)	(100)%
Total	$320,000	$341,417	$(21,417)	(6)%
Cash Flows
The following table presents a summary of the primary sources and uses of cash for the three months ended March 31, 2019 and 2018 (in thousands):

	March 31, 2019	March 31, 2018	$ Change
Net cash (used in) provided by operating activities	$(89,908)	$45,692	$(135,600)
Net cash provided by (used in) investing activities	11,336	(3,800)	15,136
Net cash used in financing activities	(36,767)	(2,269)	(34,498)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(115,339)	$39,623	$(154,962)
Operating Activities
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. We have historically financed our operating and capital expenditures primarily through cash flows earned through our operations. We expect cash provided by operating activities, in addition to our cash, cash equivalents and marketable securities, will continue to be a primary source of funds to finance operating needs and capital expenditures.
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

For the period ended March 31, 2019 compared to March 31, 2018, net cash flows provided by operating activities decreased by $135.6 million, driven primarily by a decrease in net income as adjusted for non-cash charges of $99.8 million and a $35.8 million decrease due to changes in operating assets and liabilities. Included within net loss was $74.9 million of acquired IPR&D expense related to the Perosphere asset acquisition, of which $60.8 million was paid in cash during the first quarter of 2019. The cash flows from operating activities for the quarter ended March 31, 2018 include cash flows from the operating activities of the CBR business, which are included in discontinued operations. Subsequent to the closing of the CBR transaction on August 6, 2018, we no longer generated cash flows from that business. See Note C, “Discontinued Operations,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail regarding our discontinued operations.
Investing Activities
Cash flows provided by investing activities was $11.3 million for the three months ended March 31, 2019 due to net proceeds from the sale of marketable securities of $13.1 million offset by capital expenditures of $1.8 million. Cash used in investing activities for the three months ended March 31, 2018 was $3.8 million due to net purchases of marketable securities of $2.9 million and capital expenditures of $0.9 million.

Financing Activities
Cash used in financing activities was $36.8 million for the three months ended March 31, 2019 due to the repayment of the $21.4 million balance of our 2019 Convertible Note, $13.7 million for the repurchase of common stock and $1.6 million for payments of employee tax withholdings related to equity based compensation. Cash used in financing activities for the three months ended March 31, 2018 was $2.3 million driven by the payment of employee tax withholdings related to equity based compensation.
Future Liquidity Considerations

We believe that our cash, cash equivalents and marketable securities as of March 31, 2019, and the cash we expect to receive from sales of our products, will be sufficient to satisfy our cash flow needs for the foreseeable future. For the remainder of 2019, we intend to spend more than our expected revenues and will therefore utilize a portion of our $266.5 million of cash and investments to fund our operations, including investment in significant development programs. This period of cash outflow is consistent with our evolving business plan to develop and launch innovative products that address unmet medical needs and can deliver long-term, durable revenue growth. Additionally, since March 31, 2019, our expected utilization of cash includes, but is not limited to, the following:

•	Approximately $7.8 million of cash interest in connection with our 2022 Convertible Notes;

•	A $60.0 million milestone obligation to Palatin conditioned and payable upon FDA approval of Vyleesi.

For a detailed discussion regarding the risks and uncertainties related to our liquidity and capital resources, please refer to our Risk Factors in Part I, Item 1A of our Annual Report and in Part II, Item IA of this Quarterly Report on Form 10-Q.

Borrowings and Other Liabilities

In the second quarter of 2017, we issued $320.0 million aggregate principal amount of convertible senior notes due 2022 (the “2022 Convertible Notes”), as discussed in more detail in Note R, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The 2022 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2017. The 2022 Convertible Notes will mature on June 1, 2022, unless earlier repurchased or converted. Upon conversion of the 2022 Convertible Notes, such 2022 Convertible Notes will be convertible into, at our election, cash, shares of our common stock, or a combination thereof, at a conversion rate of 36.5464 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which corresponds to an initial conversion price of approximately $27.36 per share of our common stock. The conversion rate is subject to adjustment from time to time. The 2022 Convertible Notes were not convertible as of March 31, 2019.

Share Repurchase Program

As of January 1, 2019, we had $20.5 million available under our previously approved share repurchase program to repurchase up to $60.0 million in shares of our common stock. In March 2019, our Board authorized additional repurchases of shares in an amount up to $20.0 million under this program. During the quarter ended March 31, 2019, we repurchased and retired 1,074,800 shares of common stock for $13.7 million. As of March 31, 2019, $26.8 million remains available for future repurchases under this program.

Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
Impact of Recently Issued and Proposed Accounting Pronouncements
See Note T, “Recently Issued and Proposed Accounting Pronouncements,” and Note U, “Recently Adopted Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding new accounting pronouncements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure management properly assessed the impact of the new lease accounting standards on our condensed consolidated financial statements to facilitate adoption of the new leasing standard effective January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.
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

Our revenues for the Makena franchise may continue to be negatively impacted by recent and future generic entries into the market and the supply disruptions of certain of our Makena products.

Our ability to continue to successfully commercialize Makena is dependent upon a number of factors, including our ability to differentiate Makena from other treatment options, especially now that four independent generic competitors have been approved by the FDA. Although our partner, Prasco, LLC (“Prasco”) markets a generic version of Makena in the U.S. (“the Makena authorized generic”) to mitigate the decrease in Makena revenue as generic entrants gain market share, our Makena products will continue to experience pricing and supply chain pressure and as a result, our Makena revenues may fall below expectations, which could cause our financial condition and results of operations to be adversely impacted.

The long-term success of the Makena franchise is highly dependent on our ability to successfully commercialize the pre-filled subcutaneous auto-injector (the “Makena auto-injector”), which provides us with an alternative treatment method to the intramuscular (“IM”) formulation of Makena (the “Makena IM product”). Although there is no direct competition with the Makena auto-injector, the auto-injector competes for the same patients as generic versions of the Makena IM product, including Makena authorized generic. Although we have experienced an increase in auto-injector starts, we may not be able to continue to convince patients or healthcare providers to use or to switch from using the IM method of administration to the auto-injector, including if patients or healthcare providers are hesitant or apprehensive to use an auto-injector product due to perceptions regarding safety, efficacy or pain associated with the Makena auto-injector, or if the auto-injector is not priced competitively or is not provided comparable insurance coverage. Even if we are successful in such efforts, Makena revenues could continue to be negatively impacted as a result of the Makena IM supply outage. Further, increased demand of the auto-injector product could result in issues for that product as well.

In addition, we have lost and could lose additional market share if we continue to be unable to deliver sufficient quantities of Makena IM inventory to meet demand. Due to continued manufacturing issues at our primary third-party manufacturer, we are currently experiencing a supply disruption of our Makena IM products, which has resulted in both our single-dose and multi-dose branded Makena vials being out-of-stock and has caused periodic disruptions, including, at times, supply outages, of our authorized generic supply. We are attempting to mitigate and remediate this supply issue by manufacturing at our secondary supplier and anticipate a decision from the FDA on an additional manufacturing site in the second quarter of 2019. However, if the approval of the additional site is delayed, we will be unable to meet demand for the Makena branded and generic IM products, which will impact our and Prasco’s continued ability to sell the Makena IM products. We can make no guarantees that additional supply will be available in a timely manner, or at all, which will continue to negatively impact Makena sales, including our ability to gain or even retain market share in the generic market, much of which has already been lost to our competition. We are currently exploring all of our rights and remedies under the supply agreement with our third-party manufacturer of the Makena IM product and are also working with the FDA, healthcare providers, distribution partners and our manufacturers to minimize the impact of the current supply disruption of the IM products, including by encouraging healthcare providers to support new patient starts on the auto-injector. These supply issues have caused and will continue to cause a disruption in our ability to meet commercial demand of Makena more generally, which has and could continue to negatively impact revenues.

Further, we rely on Prasco for our successful commercialization of the Makena authorized generic. We have limited experience working with a generic vendor and selling products under terms customary in the generic marketplace. We are responsible for supplying product to Prasco, and due to the problems with our supply chain, revenues with respect to the Makena authorized generic have been and could continue to be adversely affected and we have been and could continue to be subject to certain charges, which could be substantial. For example, we were required to reimburse Prasco for certain charges it incurred in 2018 and 2019 due to our inability to supply them with sufficient product to meet their contractual obligations with customers.

If we and Prasco are not able to capture or maintain sufficient market share, if generics are sold at a significant discount to Makena’s price, if we continue to experience supply disruptions related to our Makena IM branded and generic products or if we become unable to meet commercial demand for our Makena auto-injector or Makena authorized generic, our Makena revenues could continue to be materially and adversely affected and, ultimately, could negatively impact our stock price and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
The following table provides certain information with respect to our purchases of shares of our stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2019 through January 31, 2019	3,808	$16.14	—	1,252,685
February 1, 2019 through February 28, 2019	50,909	15.56	—	1,377,196
March 1, 2019 through March 31, 2019	52,986	14.72	1,074,800	2,077,241
Total	107,703	$15.17	1,074,800
_________________________

(1)	Includes the surrender of shares of our common stock withheld by us to satisfy the minimum tax withholding obligations in connection with the vesting of restricted stock units held by our employees.

(2)
We have repurchased and retired $53.2 million of our common stock under our share repurchase program through March 31, 2019. These shares were purchased pursuant to a repurchase program authorized by our Board to repurchase up to $80.0 million of our common stock (including increased authority to repurchase an additional $20.0 million approved by our Board in March 2019), of which $26.8 million remains authorized for repurchase as of March 31, 2019. The repurchase program does not have an expiration date and may be suspended for periods or discontinued at any time.

Item 6. Exhibits:

Exhibit Number	Description
10.1+*	Product Supply Agreement, dated as of June 1, 2017, by and between AMAG Pharmaceuticals, Inc. and Pfizer, Inc.
10.2+	AMAG Pharmaceuticals, Inc. Non-Employee Directors’ Compensation Policy
10.3+	AMAG Pharmaceuticals, Inc. Non-Employee Directors’ Deferred Compensation Program
10.4+	Form of Restricted Stock Unit Agreement (Deferred) for Non-Employee Directors under AMAG Pharmaceuticals, Inc.’s Fourth Amended and Restated 2007 Equity Incentive Plan
31.1+	Certification Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Exhibits marked with a plus sign (“+”) are filed herewith.
++	Exhibits marked with a double plus sign (“++”) are furnished herewith.
*
Certain information in this exhibit was omitted by means of redacting a portion of the text and replacing it with “[***]”. AMAG Pharmaceuticals, Inc. has determined that the omitted information (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAG PHARMACEUTICALS, INC.

By:	/s/ William K. Heiden
William K. Heiden
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2019

AMAG PHARMACEUTICALS, INC.

By:	/s/ Edward Myles
Edward Myles
Executive Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	May 8, 2019