Form 10-Q
period 2019-09-30
AMAG PHARMACEUTICALS, INC.
filed 2019-11-01
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 28, 2019, there were 33,915,766 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$119,800	$253,256
Marketable securities	71,744	140,915
Accounts receivable, net	77,588	75,347
Inventories	28,644	26,691
Prepaid and other current assets	43,063	18,961
Note receivable	—	10,000
Total current assets	340,839	525,170
Property and equipment, net	7,912	7,521
Goodwill	422,513	422,513
Intangible assets, net	187,577	217,033
Operating lease right-of-use asset	6,642	—
Deferred tax assets	630	1,260
Restricted cash	495	495
Other long-term assets	—	1,467
Total assets	$966,608	$1,175,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,554	$14,487
Accrued expenses	172,285	129,537
Current portion of convertible notes, net	—	21,276
Current portion of operating lease liability	3,994	—
Current portion of deferred revenue	1,128	—
Current portion of acquisition-related contingent consideration	113	144
Total current liabilities	204,074	165,444
Long-term liabilities:
Convertible notes, net	273,124	261,933
Long-term operating lease liability	3,344	—
Long-term deferred revenue	5,171	—
Long-term acquisition-related contingent consideration	180	215
Other long-term liabilities	87	1,212
Total liabilities	485,980	428,804
Commitments and contingencies (Note P)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 117,500,000 shares authorized; 33,915,509 and 34,606,760 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	339	346
Additional paid-in capital	1,292,458	1,292,736
Accumulated other comprehensive loss	(3,199)	(3,985)
Accumulated deficit	(808,970)	(542,442)
Total stockholders’ equity	480,628	746,655
Total liabilities and stockholders’ equity	$966,608	$1,175,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product sales, net	$84,107	$122,238	$237,812	$385,806
Other revenues	24	—	231	75
Total revenues	84,131	122,238	238,043	385,881
Costs and expenses:
Cost of product sales	21,105	46,489	63,871	187,176
Research and development expenses	15,330	10,133	48,377	32,635
Acquired in-process research and development	—	12,500	74,856	32,500
Selling, general and administrative expenses	65,720	72,451	217,727	161,780
Impairment of intangible assets	—	—	77,358	—
Restructuring expenses	—	—	7,420	—
Total costs and expenses	102,155	141,573	489,609	414,091
Operating loss	(18,024)	(19,335)	(251,566)	(28,210)
Other income (expense):
Interest expense	(6,419)	(13,366)	(19,199)	(45,400)
Loss on debt extinguishment	—	(35,922)	—	(35,922)
Interest and dividend income	840	1,612	3,650	3,207
Gains on marketable securities, net	263	—	263	—
Other income (expense)	(45)	(19)	298	(63)
Total other expense, net	(5,361)	(47,695)	(14,988)	(78,178)
Loss from continuing operations before income taxes	(23,385)	(67,030)	(266,554)	(106,388)
Income tax expense (benefit)	232	(2,352)	(26)	42,204
Net loss from continuing operations	$(23,617)	$(64,678)	$(266,528)	$(148,592)

Discontinued operations:
Income from discontinued operations	$—	$5,838	$—	$18,873
Gain on sale of CBR business	—	89,581	—	89,581
Income tax (benefit) expense	—	(98)	—	3,346
Net income from discontinued operations	$—	$95,517	—	$105,108

Net (loss) income	$(23,617)	$30,839	$(266,528)	$(43,484)

Basic and diluted net (loss) income per share:
Loss from continuing operations	$(0.70)	$(1.88)	$(7.83)	$(4.33)
Income from discontinued operations	—	2.77	—	3.06
Basic and diluted net (loss) income per share	$(0.70)	$0.89	$(7.83)	$(1.27)

Weighted average shares outstanding used to compute net (loss) income per share (basic and diluted)	33,906	34,492	34,058	34,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(23,617)	$30,839	$(266,528)	$(43,484)
Other comprehensive loss:
Holding (losses) gains associated with marketable securities arising during period, net of tax	(167)	134	786	(253)
Total comprehensive (loss) income	$(23,784)	$30,973	$(265,742)	$(43,737)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARES)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2019	33,899,954	$339	$1,287,553	$(3,032)	$(785,353)	$499,507
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	15,555	—	(69)	—	—	(69)
Non-cash equity based compensation	—	—	4,974	—	—	4,974
Unrealized losses on securities, net of tax	—	—	—	(167)		(167)
Net loss	—	—	—	—	(23,617)	(23,617)
Balance at September 30, 2019	33,915,509	$339	$1,292,458	$(3,199)	$(808,970)	$480,628

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	34,606,760	$346	$1,292,736	$(3,985)	$(542,442)	$746,655
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	278,474	3	(1,790)	—	—	(1,787)
Issuance of common stock under employee stock purchase plan	105,075	1	850	—	—	851
Repurchase of common stock pursuant to the share repurchase program	(1,074,800)	(11)	(13,719)	—	—	(13,730)
Non-cash equity based compensation	—	—	14,381	—	—	14,381
Unrealized gains on securities, net of tax	—	—	—	786	—	786
Net loss	—	—	—	—	(266,528)	(266,528)
Balance at September 30, 2019	33,915,509	$339	$1,292,458	$(3,199)	$(808,970)	$480,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(IN THOUSANDS, EXCEPT SHARES)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2018	34,390,068	$344	$1,281,858	$(4,295)	$(551,004)	$726,903
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	132,889	1	892	—	—	893
Non-cash equity based compensation	—	—	3,477	—	—	3,477
Unrealized gains on securities, net of tax	—	—	—	134	—	134
Net loss	—	—	—	—	30,839	30,839
Balance at September 30, 2018	34,522,957	$345	$1,286,227	$(4,161)	$(520,165)	$762,246

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	34,083,112	$341	$1,271,628	$(3,908)	$(477,817)	$790,244
ASC 606 adoption adjustment, net of tax	—	—	—	—	1,136	1,136
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	439,845	4	—	—	—	4
Non-cash equity based compensation	—	—	14,599	—	—	14,599
Unrealized losses on securities, net of tax	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(43,484)	(43,484)
Balance at September 30, 2018	34,522,957	$345	$1,286,227	$(4,161)	$(520,165)	$762,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(266,528)	$(43,484)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,871	158,002
Impairment of intangible assets	77,358	—
Provision for bad debt expense	(12)	754
Amortization of premium/discount on purchased securities	(64)	96
Write-down of inventory	4,872	—
Gain on disposal of fixed assets	—	(99)
Non-cash equity-based compensation expense	14,381	14,599
Non-cash IPR&D expense	18,029	—
Loss on debt extinguishment	—	35,922
Amortization of debt discount and debt issuance costs	11,332	11,824
Gains on marketable securities, net	(263)	(1)
Change in fair value of contingent consideration	(16)	(49,175)
Deferred income taxes	408	43,747
Gain on sale of the CBR business	—	(89,581)
Transaction costs	—	(14,111)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,229)	7,175
Inventories	(6,824)	3,587
Prepaid and other current assets	(24,075)	1,101
Accounts payable and accrued expenses	53,092	(4,280)
Deferred revenues	(101)	8,658
Other assets and liabilities	1,038	159
Net cash (used in) provided by operating activities	(105,731)	84,893
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	85,321	60,146
Purchase of marketable securities	(14,815)	(64,400)
Milestone payment for Vyleesi developed technology	(60,000)	—
Proceeds from the sale of the CBR business	—	519,303
Capital expenditures	(2,098)	(1,913)
Net cash provided by investing activities	8,408	513,136
Cash flows from financing activities:
Long-term debt principal payments	—	(475,000)
Payments to settle convertible notes	(21,417)	—
Payment of premium on debt extinguishment	—	(28,054)
Payments of contingent consideration	(50)	(87)
Payments for repurchases of common stock	(13,730)	—
Proceeds from the issuance of common stock under the ESPP	851	—
Proceeds from the exercise of common stock options	30	2,635
Payments of employee tax withholding related to equity-based compensation	(1,817)	(2,632)
Net cash used in financing activities	(36,133)	(503,138)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(133,456)	94,891
Cash, cash equivalents, and restricted cash at beginning of the period	253,751	192,770
Cash, cash equivalents, and restricted cash at end of the period	$120,295	$287,661
Supplemental data for cash flow information:
Cash paid for taxes	$456	$5,041
Cash paid for interest	$5,467	$43,546
Non-cash investing and financing activities:
Settlement of note receivable in connection with Perosphere acquisition	$10,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.     DESCRIPTION OF BUSINESS
AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a pharmaceutical company focused on bringing innovative products to patients with unmet medical needs by leveraging our development and commercial expertise to invest in and grow our pharmaceutical products across a range of therapeutic areas. Our currently marketed products support the health of patients in the areas of maternal and women’s health, anemia management and cancer supportive care, including Feraheme® (ferumoxytol injection) for intravenous use, Makena® (hydroxyprogesterone caproate injection) auto-injector, Intrarosa® (prasterone) vaginal inserts and MuGard® Mucoadhesive Oral Wound Rinse. On June 21, 2019, Vyleesi™ (bremelanotide injection) was approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of acquired, generalized hypoactive sexual desire disorder (“HSDD”) in premenopausal women and became commercially available in September 2019. In addition to our approved products, our portfolio includes two product candidates, AMAG-423 (digoxin immune fab (ovine)), which is being studied for the treatment of severe preeclampsia, and ciraparantag, which is being studied as an anticoagulant reversal agent.
In January 2019, we acquired Perosphere Pharmaceuticals Inc. (“Perosphere”) through the merger of our wholly-owned subsidiary, Magellan Merger Sub, Inc., a Delaware corporation, with and into Perosphere, with Perosphere continuing as the surviving entity and our wholly-owned subsidiary (the “Merger”). As a result of the acquisition of Perosphere, we acquired the global rights to ciraparantag, an anticoagulant reversal agent, which is being investigated for patients treated with novel oral anticoagulants or low molecular weight heparin when reversal of the anticoagulant effect of these products is needed for emergency surgery, urgent procedures or due to life-threatening or uncontrolled bleeding. See Note Q, “Acquisitions, Collaboration, License and Other Strategic Agreements” for further details on the Perosphere acquisition.

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
In August 2018, we completed the sale of our wholly-owned subsidiary, CBR Acquisition Holdings Corp, and the Cord Blood Registry® (“CBR”) business to GI Partners (“GI”), a private equity investment firm, pursuant to the June 14, 2018 Stock Purchase Agreement between us and affiliates of GI. As of June 30, 2018, our CBR business met the criteria for classification as a discontinued operation. All historical operating results for CBR are therefore reflected within discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2018. For additional information, see Note C, “Discontinued Operations.”
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
Restricted Cash
We classified $0.5 million of our cash as restricted cash, a non-current asset on the balance sheet, as of September 30, 2019 and December 31, 2018. This amount represented the security deposit delivered to the landlord of our Waltham, Massachusetts headquarters in the form of an irrevocable letter of credit.
Concentrations and Significant Customer Information
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. We currently hold our excess cash primarily in institutional money market funds, corporate debt securities, U.S. treasury and government agency securities and certificates of deposit. As of September 30, 2019, we did not have a material concentration in any single investment.

Our operations are located entirely within the U.S. We focus primarily on developing, manufacturing, and commercializing our products and product candidates. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total revenues for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
McKesson Corporation	38%	25%	37%	26%
AmerisourceBergen Drug Corporation	28%	24%	28%	26%
Cardinal Health	11%	<10%	12%	<10%

Our net accounts receivable primarily represent amounts due for products sold directly to wholesalers, distributors, specialty pharmacies, and our former authorized generic partner. Accounts receivable for our products are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts. At September 30, 2019 and December 31, 2018, two and three customers, respectively, accounted for 10% or more of our accounts receivable balances, representing approximately 70% and 73% in the aggregate of our total accounts receivable, respectively.
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

Leases
Effective January 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”), and chose to apply the provisions of ASC 842 as of the effective date with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, we elected to utilize the package of transition practical expedients, which allowed us to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. We also made accounting policy elections to not separate lease and non-lease components for our real estate lease and to not recognize leases with an initial term of twelve months or less within our condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis on our condensed consolidated statements of income over the lease term. We did not have any material short-term leases accounted for under this policy during the six months ended September 30, 2019.
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

C.    DISCONTINUED OPERATIONS
On August 6, 2018, we completed the sale of our CBR business to GI Partners pursuant to the CBR Purchase Agreement. We determined that the sale of CBR represented a strategic shift that would have a major effect on our business and therefore met the criteria for classification as discontinued operations at June 30, 2018. All historical operating results for CBR were reflected within discontinued operations in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018.
The following is a summary of net income from discontinued operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Service revenues, net	$12,163	$71,217
Costs and expenses:
Cost of services	1,576	12,559
Selling, general and administrative expenses	4,749	39,899
Total costs and expenses	6,325	52,458
Operating income	5,838	18,759
Other income	—	114
Income from discontinued operations	5,838	18,873
Gain on sale of CBR business	89,581	89,581
Income tax (benefit) expense	(98)	3,346
Net income from discontinued operations	$95,517	$105,108

The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, capital expenditures related to the CBR business were $1.6 million. Depreciation and amortization expense related to the CBR business for the same period was $8.4 million. Excluding the gain of $89.6 million recognized on the sale of the CBR business and the related transaction expenses of $14.1 million presented in the Condensed Consolidated Statement of Cash Flows, there were no other significant operating or investing non-cash items related to the CBR business for the nine months ended September 30, 2018.

D.     REVENUE RECOGNITION
Our major sources of revenue during the reporting periods were product revenues from Makena, Feraheme, and Intrarosa.

Product Revenue and Allowances and Accruals

The following table provides information about disaggregated revenue by products for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product sales, net
Feraheme	$44,205	$36,963	$126,294	$99,796
Makena	34,272	80,221	96,464	275,377
Intrarosa	5,607	4,925	14,898	10,331
Other	23	129	156	302
Total product sales, net	$84,107	$122,238	$237,812	$385,806

Total gross product sales were offset by product sales allowances and accruals for the three and nine months ended September 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross product sales	$254,073	$238,856	$704,976	$776,458
Provision for product sales allowances and accruals:
Contractual adjustments	144,108	93,213	381,633	290,896
Governmental rebates	25,858	23,405	85,531	99,756
Total	169,966	116,618	467,164	390,652
Product sales, net	$84,107	$122,238	$237,812	$385,806

The following table summarizes the product revenue allowance and accrual activity for the three and nine months ended September 30, 2019 (in thousands):

	Contractual	Governmental
	Adjustments	Rebates	Total
Balance at December 31, 2018	$57,199	$29,114	$86,313
Provisions related to current period sales	233,305	44,539	277,844
Adjustments related to prior period sales	4,200	15,134	19,334
Payments/returns relating to current period sales	(176,392)	(11,909)	(188,301)
Payments/returns relating to prior period sales	(40,538)	(36,362)	(76,900)
Balance at June 30, 2019	$77,774	$40,516	$118,290
Provisions related to current period sales	139,697	27,296	166,993
Adjustments related to prior period sales	4,475	(1,438)	3,037
Payments/returns relating to current period sales	(117,780)	(4,899)	(122,679)
Payments/returns relating to prior period sales	(20,239)	(2,611)	(22,850)
Balance at September 30, 2019	$83,927	$58,864	$142,791

We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional.

During the three and nine months ended September 30, 2019, we recorded adjustments of $(1.4) million and $13.7 million, respectively, for Medicaid rebates received that related to prior period sales and $4.5 million and $8.7 million, respectively, for contractual adjustments related to prior period sales. We concluded that these adjustments represented changes in estimate during the three and nine months ended September 30, 2019 due to higher Medicaid and payer utilization and subsequent rebate obligations than anticipated based on our historical experience.

Variable Consideration
Under ASC 606, we are required to make estimates of the net sales price, including estimates of variable consideration (such as rebates, chargebacks, discounts, copay assistance and other deductions), and recognize the estimated amount as revenue, when we transfer control of the product to our customers. In addition, we estimated variable consideration related to our share of net distributable profits from our former authorized generic partner, Prasco LLC (“Prasco”). We estimate variable consideration for our product revenues using an “expected value” method. No amounts recognized as part of our product revenues were constrained as of September 30, 2019.

Collaboration Revenue

During the first quarter of 2019, in conjunction with the Perosphere transaction, we assumed responsibility for a clinical trial collaboration agreement with a pharmaceutical company. This agreement provides for milestone payments to us, provided we meet certain clinical obligations in connection with our ciraparantag program. We also acquired $6.4 million of deferred revenue related to this agreement, which represents the fair value of upfront milestone payments received by Perosphere under this agreement prior to acquisition. During the quarter ended September 30, 2019, we were informed by the pharmaceutical company of its intention to terminate the clinical trial collaboration agreement. Although we do not believe this company has grounds for termination, we are engaged in discussions with such partner to come to a mutually agreeable resolution.

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

In order to evaluate the appropriate transaction price, we considered that the remaining $34.8 million of potential milestone payments relate to activities which cannot progress until FDA clearance is received for a device needed to conduct the future clinical trials. As a result, these amounts were excluded from the transaction price and fully constrained based on the probability of achievement, which is outside of our control. In addition, as of September 30, 2019, the transaction price is limited to the $6.3 million of deferred revenue acquired. We will reevaluate the transaction price, including all constrained amounts, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust our estimate of the transaction price.
We will recognize revenue based on the transaction price determined at the end of each reporting period based on an input method in the form of research effort relative to expected research effort at the completion of the performance obligation. This is based on the relative costs of the research and development activities incurred and expected to be incurred in the future to satisfy the performance obligation, which is estimated to be completed over approximately two years. The estimated period of performance to satisfy the performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect our current expectations regarding the costs and timing of the deliverable and will be updated in the event the agreement is terminated. These estimates are subject to a number of assumptions and actual results could differ materially from our assumptions in future periods.
As of September 30, 2019, deferred revenue related to the agreement amounted to $6.3 million, of which $1.1 million was included in current liabilities. No milestone payments were received during the nine months ended September 30, 2019.

E.    MARKETABLE SECURITIES

As of September 30, 2019 and December 31, 2018, our marketable securities were classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in marketable securities. Available-for-sale marketable securities are those securities which we view as available for use in current operations, if needed. We generally classify our available-for-sale marketable securities as short-term investments on our condensed consolidated balance sheets even though the stated maturity date may be one year or more beyond the current balance sheet date. We report realized gains and losses as a separate line within the condensed consolidated statements of operations on a specific identification basis.

The following is a summary of our marketable securities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term marketable securities:*
Corporate debt securities	$41,596	$130	$(9)	$41,717
Certificates of deposit	3,500	—	—	3,500
U.S. treasury and government agency securities	6,247	—	(3)	6,244
Commercial paper	—	—	—	—
Total short-term marketable securities	$51,343	$130	$(12)	$51,461
Long-term marketable securities:**
Corporate debt securities	$20,076	$207	$—	$20,283
Total long-term marketable securities	20,076	207	—	20,283
Total marketable securities	$71,419	$337	$(12)	$71,744

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

Impairments and Unrealized Gains and Losses on Marketable Securities
We did not recognize any other-than-temporary impairment losses on our condensed consolidated statements of operations related to our marketable securities during the three and nine months ended September 30, 2019 and 2018. We considered various factors, including the length of time that each security was in an unrealized loss position and our ability and intent to hold these securities until the recovery of their amortized cost basis occurs. As of September 30, 2019, we had no material losses in an unrealized loss position for more than one year. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our marketable securities could have a material adverse effect on our earnings in future periods.

F.     FAIR VALUE MEASUREMENTS
The following tables represent the fair value hierarchy as of September 30, 2019 and December 31, 2018, for those assets and liabilities that we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2019 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$25,047	$25,047	$—	$—
Marketable securities:
Corporate debt securities	62,000	—	62,000	—
U.S. treasury and government agency securities	6,244	—	6,244	—
Certificates of deposit	3,500	—	3,500	—
Commercial paper	—	—	—	—
Total marketable securities	$71,744	$—	$71,744	$—
Total assets	$96,791	$25,047	$71,744	$—
Liabilities:
Contingent consideration - MuGard	$293	$—	$—	$293
Total liabilities	$293	$—	$—	$293

	Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$71,568	$71,568	$—	$—
Corporate debt securities	113,097	—	113,097	—
U.S. treasury and government agency securities	10,323	—	10,323	—
Certificates of deposit	13,500	—	13,500	—
Commercial paper	3,995	—	3,995	—
Total assets	$212,483	$71,568	$140,915	$—
Liabilities:
Contingent consideration - MuGard	359	—	—	359
Total liabilities	$359	$—	$—	$359

Cash Equivalents
Our cash equivalents are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. As of September 30, 2019 and December 31, 2018 cash equivalents were primarily comprised of funds in money market accounts.
Marketable Securities
Our marketable securities are classified as Level 2 assets under the fair value hierarchy as the values of these assets are primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2019. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the nine months ended September 30, 2019.
Contingent Consideration
We recorded contingent consideration related to the November 2014 acquisition of Lumara Health Inc (“Lumara Health”) for our Makena product and related to our June 2013 license agreement for MuGard (the “MuGard License Agreement”) with Abeona Therapeutics, Inc., under which we acquired the U.S. commercial rights for the management of oral mucositis and stomatitis (the “MuGard Rights”).
During the nine months ended September 30, 2018, we reduced the fair value of our Makena-related contingent consideration liability by approximately $49.2 million based primarily on actual Makena net sales to date and our expectations for future performance, which indicated that achievement of future milestones was not probable. This adjustment was based on our estimates, which were reliant on a number of external factors as well as the exercise of judgment.

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

The fair value of the contingent royalty payments payable by us to Abeona under the MuGard License Agreement was determined based on various market factors, including an analysis of estimated sales using a discount rate of approximately 13%. As of September 30, 2019, we estimated that the undiscounted royalty amounts we could pay under the MuGard License Agreement, based on current projections, may range from approximately $0.3 million to $0.6 million over the remainder of the ten year period, which commenced on June 6, 2013, the acquisition date, which is our best estimate of the period over which we expect the majority of the asset’s cash flows to be derived.
We believe the estimated fair value of contingent consideration obligations is based on reasonable assumptions; however, our actual results may vary significantly from the estimated results.

Debt
We estimate the fair value of our debt obligations by using quoted market prices obtained from third-party pricing services, which are classified as Level 2 inputs. As of September 30, 2019, the estimated fair value of our 2022 Convertible Notes (as defined below) was $265.6 million, which differed from its carrying value. See Note R, “Debt” for additional information on our debt obligations.

G.     INVENTORIES
Our major classes of inventories were as follows as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$8,814	$9,388
Work in process	5,784	5,932
Finished goods	14,046	11,371
Total inventories	$28,644	$26,691

H.     PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Computer equipment and software	$1,672	$1,637
Furniture and fixtures	1,705	1,737
Leasehold improvements	4,859	2,938
Laboratory and production equipment	6,538	6,000
Construction in progress	125	420
	14,899	12,732
Less: accumulated depreciation	(6,987)	(5,211)
Property and equipment, net	$7,912	$7,521

I.     GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
We test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that could indicate impairment and trigger an interim impairment assessment include, but are not limited to, an adverse change in current economic and market conditions, including a significant prolonged decline in market capitalization, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator, such as an adverse FDA decision related to Makena in light of the discussions and votes at the recent Advisory Committee meeting. Our annual impairment test date is October 31. We have determined that we operate in a single operating segment and have a single reporting unit.
During 2019, as a result of a number of business factors, including our market capitalization being below our carrying value, we performed qualitative interim impairment assessments of our goodwill balance as of each of the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019. We determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying value and therefore, did not perform a further quantitative interim impairment test for any period. Our qualitative assessments were based on management’s estimates and assumptions, a number of which are dependent on external factors. To the extent actual results differ materially from these estimates and we experience negative developments in the areas discussed above in subsequent periods, an interim impairment assessment could be triggered, which could result in an impairment of goodwill.

Intangible Assets
Our developed technology intangible assets are related to certain of our commercial products. We assess intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Events that could result in an impairment, or trigger an interim impairment assessment, include an adverse action or assessment by a regulator (such as an adverse FDA decision related to Makena, as discussed above), an adverse change in current economic and market conditions, or significant adverse changes in the long-range forecasts for a commercial product. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, we calculate the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value.

As of September 30, 2019 and December 31, 2018, our intangible assets consisted of the following (in thousands):

	September 30, 2019				December 31, 2018
		Accumulated	Cumulative			Accumulated	Cumulative
	Cost	Amortization	Impairments	Net	Cost	Amortization	Impairments	Net
Finite-lived intangible assets:
Makena base technology	$797,100	$400,496	$396,604	$—	$797,100	$400,495	$319,246	$77,359
Makena auto-injector developed technology	79,100	13,716	—	65,384	79,100	6,952	—	72,148
Intrarosa developed technology	77,655	15,193	—	62,462	77,655	10,129	—	67,526
Vyleesi developed technology	60,000	269	—	59,731	—	—	—	—
Total intangible assets	$1,013,855	$429,674	$396,604	$187,577	$953,855	$417,576	$319,246	$217,033

During the second quarter of 2019, Vyleesi received FDA approval, which triggered a $60.0 million milestone payment, which was capitalized as developed technology.

Late in the second quarter of 2019, we were notified that an additional manufacturing site for the Makena intramuscular (“IM”) products, which relates to the Makena base technology intangible asset, received FDA approval. However, the approval was received later than expected and the extended period of the stock-out caused our authorized generic partner to lose additional customers and market share, resulting in no shipments of IM to our authorized generic partner during that quarter. As a result of this loss of market share, we deemed it probable as of the end of the second quarter of 2019 that we would terminate the Distribution and Supply Agreement with our authorized generic partner. We do not expect to generate any future revenues from shipments of the IM products. Accordingly, we eliminated the Makena IM products from our long-term revenue forecast during the second quarter of 2019. These business factors were considered indicators of potential impairment for the Makena base technology intangible asset during the second quarter of 2019. We determined that the fair value of the Makena base technology intangible asset was zero at June 30, 2019, and as a result, we recorded an impairment charge for the full remaining value of the asset of $77.4 million, which was recorded within a separate operating expense line item on our condensed consolidated statements of operations. The Distribution and Supply Agreement with our authorized generic partner was terminated in August 2019.

As of September 30, 2019, the weighted average remaining amortization period for our finite-lived intangible assets was approximately 8.6 years. Total amortization expense for the nine months ended September 30, 2019 and 2018 was $12.1 million and $144.7 million, respectively. Amortization expense is recorded in cost of product sales on our condensed consolidated statements of operations. We expect amortization expense related to our finite-lived intangible assets to be as follows (in thousands):

Estimated
Amortization
Period	Expense
Remainder of Year Ending December 31, 2019	$5,557
Year Ending December 31, 2020	22,229
Year Ending December 31, 2021	22,229
Year Ending December 31, 2022	22,229
Year Ending December 31, 2023	22,229
Thereafter	93,104
Total	$187,577

J.     CURRENT LIABILITIES
Accrued expenses consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Commercial rebates, fees and returns	$127,138	$80,520
Professional, license, and other fees and expenses	18,964	23,242
Salaries, bonuses, and other compensation	17,498	22,482
Research and development expense	4,020	2,226
Interest expense	3,467	1,067
Restructuring expense	1,198	—
Total accrued expenses	$172,285	$129,537

K.     INCOME TAXES
The following table summarizes our effective tax rate and income tax expense (benefit) from continuing operations for the three and nine months ended September 30, 2019 and 2018 (in thousands except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Effective tax rate	(1)%	4%	—%	(40)%
Income tax expense (benefit)	$232	$(2,352)	$(26)	$42,204

For the three and nine months ended September 30, 2019, we recognized an income tax expense of $0.2 million and an immaterial income tax benefit, respectively, representing an effective tax rate of (1)% and 0% respectively. The difference between the statutory federal tax rate of 21% and the effective tax rate for the three and nine months ended September 30, 2019, was primarily attributable to the valuation allowance established against our current period losses generated and the non-deductible IPR&D expense related to the Perosphere acquisition. We have established a valuation allowance on our deferred tax assets other than refundable alternative minimum tax (“AMT”) credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. The income tax expense for the three months ended September 30, 2019 primarily related to state taxes. The income tax benefit for the nine months ended September 30, 2019 primarily related to the offset of the recognition of the income tax expense recorded in other comprehensive loss associated with the increase in the value of available-for-sale securities that we carried at fair market value during the period, partially offset by state income taxes.

For the three and nine months ended September 30, 2018, we recognized an income tax benefit of $2.4 million and an income tax expense of $42.2 million, respectively, representing an effective tax rate of 4% and (40)%, respectively. The difference between the statutory federal tax rate of 21% and the effective tax rates for the three and nine months ended September 30, 2018 was primarily attributable to the establishment of a valuation allowance on net deferred tax assets other than refundable AMT credits, the impact of non-deductible stock compensation and other non-deductible expenses, partially offset by a benefit from contingent consideration, state income taxes and orphan drug credits.

The primary driver of the increase in tax expense for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was state income taxes. The primary driver of the decrease in tax expense for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was the valuation allowance established.

L.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the accumulated balances of other comprehensive loss during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$(3,032)	$(4,295)	$(3,985)	$(3,908)
Holding (losses) gains associated with marketable securities arising during period, net of tax	(167)	134	786	(253)
Ending balance	$(3,199)	$(4,161)	$(3,199)	$(4,161)

M.     EARNINGS PER SHARE
The components of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss from continuing operations	$(23,617)	$(64,678)	$(266,528)	$(148,592)
Net income from discontinued operations	—	95,517	—	105,108
Net (loss) income	$(23,617)	$30,839	$(266,528)	$(43,484)

Weighted average common shares outstanding	33,906	34,492	34,058	34,339

Basic and diluted net (loss) income per share:
Loss from continuing operations	$(0.70)	$(1.88)	$(7.83)	$(4.33)
Income from discontinued operations	—	2.77	—	3.06
Basic and diluted net (loss) income per share	$(0.70)	$0.89	$(7.83)	$(1.27)

The following table sets forth the potential common shares issuable upon the exercise of outstanding options, the vesting of restricted stock units (“RSUs”), and the conversion of the Convertible Notes, which were excluded from our computation of diluted net loss per share because their inclusion would have been anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2019	2018
Options to purchase shares of common stock	3,988	3,700
Shares of common stock issuable upon the vesting of RSUs	1,645	1,135
Warrants	—	1,008
2022 Convertible Notes	11,695	11,695
2019 Convertible Notes	—	790
Total	17,328	18,328

In connection with the issuance of the 2019 Convertible Notes in February 2014, we entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges were terminated in February 2019 in connection with the maturity of the 2019 Convertible Notes.

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
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2019:

	2019 Equity	2007 Equity	2013 Lumara	Inducement
	Plan	Plan	Equity Plan	Grants	Total
Outstanding at December 31, 2018	—	2,781,786	124,450	810,343	3,716,579
Granted	344,208	465,009	34,700	80,366	924,283
Exercised	—	(2,025)	—	—	(2,025)
Expired or terminated	—	(585,312)	(26,275)	(131,250)	(742,837)
Outstanding at September 30, 2019	344,208	2,659,458	132,875	759,459	3,896,000

Restricted Stock Units
The following table summarizes RSU activity for the nine months ended September 30, 2019:

	2019 Equity	2007 Equity	2013 Lumara	Inducement
	Plan	Plan	Equity Plan	Grants	Total
Outstanding at December 31, 2018	—	1,041,141	2,101	85,293	1,128,535
Granted	123,228	1,023,847	1,100	29,385	1,177,560
Vested	—	(354,563)	(1,034)	(44,909)	(400,506)
Expired or terminated	(1,800)	(250,968)	—	(7,500)	(260,268)
Outstanding at September 30, 2019	121,428	1,459,457	2,167	62,269	1,645,321

In February 2019, we granted RSUs under our 2007 Plan to certain members of our senior management covering a maximum of 365,591 shares of common stock. These performance-based RSUs will vest, if at all, on February 24, 2022, based on our total shareholder return performance measured against the median total shareholder return of a defined group of companies over a three-year period. As of September 30, 2019, the maximum shares of common stock that may be issued under these awards is 347,591. The maximum aggregate total fair value of these RSUs is $4.5 million, which is being recognized as expense over a period of three years from the date of grant, net of any actual forfeitures.
Equity-Based Compensation Expense
Equity-based compensation expense for the three and nine months ended September 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of product sales	$225	$281	$626	$588
Research and development	691	568	2,051	1,896
Selling, general and administrative	4,058	4,202	11,039	12,149
Total equity-based compensation expense	4,974	5,051	13,716	14,633
Income tax effect	—	—	—	—
After-tax effect of equity-based compensation expense	$4,974	$5,051	$13,716	$14,633

In addition to the equity-based compensation expense presented in the table above, we incurred $0.7 million of equity-based compensation expense related to the restructuring activities during the first quarter of 2019, which is classified within restructuring expense on our condensed consolidated statement of operations for the nine months ended September 30, 2019.

O.     STOCKHOLDERS’ EQUITY

As of January 1, 2019, we had $20.5 million available under our previously approved share repurchase program to repurchase up to $60.0 million in shares of our common stock. In March 2019, our Board authorized additional repurchases of shares in an amount up to $20.0 million under this program. During the nine months ended September 30, 2019, we repurchased and retired 1,074,800 shares of common stock for $13.7 million. As of September 30, 2019, $26.8 million remains available for future repurchases under this program.

P.     COMMITMENTS AND CONTINGENCIES
Commitments
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to our facility, vehicle and equipment leases, purchases of inventory, debt obligations, and other purchase obligations.
Operating Lease Obligations
As of January 1, 2019, we had operating leases for our corporate headquarters and vehicles utilized by sales employees. Accordingly, we recorded operating lease liabilities of $8.5 million and related ROU assets of $7.6 million as of January 1, 2019 in connection with our adoption of ASC 842. During the first quarter of 2019, we acquired a lease for office space in conjunction with the Perosphere transaction, entered into a new lease for office equipment and terminated certain vehicle leases in conjunction with our restructuring activities. There was no material gain or loss recognized on the early termination of the vehicle leases. As of September 30, 2019, we had operating lease liabilities of $7.3 million and related ROU assets of $6.6 million. As of September 30, 2019, our leases have remaining terms of one to four years. The weighted average remaining lease term and discount rate for our operating leases was 2.1 years and 4.63% at September 30, 2019, respectively.
Lease costs for our operating leases were $1.4 million and $3.9 million for the three and nine months ended September 30, 2019, respectively. Operating cash outflows for operating leases were $4.2 million for the nine months ended September 30, 2019 and ROU assets obtained in exchange for lease obligations were $1.0 million during the nine months ended September 30, 2019.
Future minimum payments under our non-cancelable operating leases as of September 30, 2019 are as follows (in thousands):

Period	Future Minimum Lease Payments
Remainder of Year Ending December 31, 2019	$1,073
Year Ending December 31, 2020	4,081
Year Ending December 31, 2021	1,881
Year Ending December 31, 2022	583
Year Ending December 31, 2023	53
Thereafter	—
Total	$7,671
Less: Interest	333
Operating lease liability	$7,338

Under the prior lease guidance, future minimum payments under our non-cancellable leases as of December 31, 2018 were as follows (in thousands):

Period	Future Minimum Lease Payments
Year Ending December 31, 2019	$5,119
Year Ending December 31, 2020	4,075
Year Ending December 31, 2021	1,034
Year Ending December 31, 2022	—
Year Ending December 31, 2023	—
Total	$10,228

Purchase Obligations

Purchase obligations primarily represent minimum purchase commitments for inventory. As of September 30, 2019, our minimum purchase commitments totaled $50.5 million.
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

In connection with a license agreement we entered into with Palatin Technologies, Inc. (“Palatin”) in January 2017 (the “Palatin License Agreement”), we were required to pay Palatin $60.0 million upon FDA approval of Vyleesi, which was paid in July 2019. We are also required to pay up to $300.0 million of aggregate sales milestone payments upon the achievement of certain annual net sales milestones over the course of the license. The first sales milestone payment of $25.0 million will be triggered when Vyleesi annual net sales exceed $250.0 million. We are also obligated to pay tiered royalties on annual net sales in North America of the Vyleesi Products, on a product-by-product basis, in the Palatin Territory ranging from the high-single digits to the low double-digits. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (a) the earliest date on which there are no valid claims of Palatin patent rights covering such Vyleesi Product in such country, (b) the expiration of the regulatory exclusivity period for such Vyleesi Product in such country and (c) 10 years following the first commercial sale of such Vyleesi Product in such country. These royalties are subject to reduction in the event that: (x) we must license additional third-party intellectual property in order to develop, manufacture or commercialize a Vyleesi Product or (y) generic competition occurs with respect to a Vyleesi Product in a given country, subject to an aggregate cap on such deductions of royalties otherwise payable to Palatin. After the expiration of the applicable royalties for any Vyleesi Product in a given country, the license for such Vyleesi Product in such country would become a fully paid-up, royalty-free, perpetual and irrevocable license. For more information on the Palatin License Agreement, see Note Q, “Acquisitions, Collaboration, License and Other Strategic Agreements.”

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
On August 29, 2019, Lunar Representative, LLC (“Plaintiff”), on behalf of the former equityholders of Lumara Health Inc. (“Lumara”), filed a complaint against us in the Delaware Court of Chancery, captioned Lunar Representative, LLC v. AMAG Pharmaceuticals, Inc. (No. 2019-0688-JTL). Plaintiff alleges that we did not exercise commercially reasonable efforts to market and sell the drug product Makena, and failed to achieve sales milestones for Makena, in breach of certain provisions of the September 28, 2014 Agreement and Plan of Merger between, among other parties, us and Lumara. On September 25, 2019, we filed a motion to dismiss the complaint. Plaintiff is seeking damages of $50.0 million, together with pre- and post-judgment interest, as well as attorneys’ fees and costs. At this time, based on available information, we are unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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
We may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us as of September 30, 2019.

Q.     ACQUISITIONS, COLLABORATION, LICENSE AND OTHER STRATEGIC AGREEMENTS
Our commercial strategy includes expanding our portfolio through the in-license or acquisition of additional pharmaceutical products or companies, including revenue-generating commercial products and development assets as well as forming alliances with other companies to facilitate the sale and distribution of our products. During the nine months ended September 30, 2019, we were a party to the following agreements:

Perosphere

On January 16, 2019, we acquired Perosphere pursuant to the Agreement and Plan of Merger (the “Perosphere Agreement”), dated as of December 12, 2018 between AMAG and Perosphere. Pursuant to the Perosphere Agreement, in January 2019, we paid approximately $50.0 million (the “Upfront Merger Consideration”), subject to adjustments for working capital, cash, transaction expenses and specified indebtedness. Of the Upfront Merger Consideration, approximately $40.0 million was funded from our available cash and approximately $10.0 million was deemed paid in connection with the cancellation of a convertible note in the principal amount of $10.0 million issued to us by Perosphere in October 2018. The purchase price was subject to customary post-closing adjustments under the Perosphere Agreement. In addition to the Upfront Merger Consideration, we used available cash to repay $12.0 million of Perosphere’s term loan indebtedness and approximately $6.2 million of Perosphere’s other liabilities. We are also required to pay regulatory and sales milestone payments to Perosphere as described in more detail above in Note P, “Commitments and Contingencies.” Further, we are a party to a clinical trial collaboration agreement with a pharmaceutical company, which we acquired through the Perosphere transaction, which provided for partial funding of the Phase 3 program for ciraparantag if certain clinical milestones are met. In August 2019, the pharmaceutical company informed us that it intends to terminate the agreement. Although we do not believe this company has grounds for termination, we are engaged in discussions with such partner to come to a mutually agreeable resolution.

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
$(8.9)

Excluded from the table above are contingent payments associated with achievement of potential regulatory and sales milestones as described in Note P “Commitments and Contingencies,” which were not deemed probable at the date of acquisition. The fair values of certain of the assets and liabilities acquired are classified as Level 3 estimates under the fair value hierarchy as they have been valued using unobservable inputs. These inputs include: (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of key development and regulatory objectives; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. The fair values of the assets and liabilities acquired were initially valued and recorded based on various market factors, including an analysis of estimated sales using a discount rate of approximately 34%.

Velo

In September 2018, we exercised our option to acquire the global rights to the AMAG-423 program, which we accounted for as an asset acquisition under ASU No. 2017-01. For more information on the AMAG-423 acquisition, see Note P, “Commitments and Contingencies.”

Prasco

In December 2017, we entered into a Distribution and Supply Agreement (the “Prasco Agreement”) with Prasco, LLC (“Prasco”), under which Prasco was granted an exclusive, non-sublicensable, nontransferable license to purchase, distribute and sell a generic version of the Makena IM product in the U.S. (the “Makena authorized generic”). In July 2018, Prasco launched the Makena authorized generic of both the single-dose and multi-dose IM injections and in August 2019, we and Prasco terminated the Prasco Agreement based on our determination that it was not commercially viable to continue the relationship and, therefore, we do not expect to ship any further authorized generic product to Prasco. Under the Prasco Agreement, we were responsible for the manufacture and supply of the Makena authorized generic to be sold to Prasco at a predetermined supply price. Prasco was also required to pay us a certain percentage of the net distributable profits from the sale of the Makena authorized generic. We accounted for revenue recognized under the Prasco Agreement in accordance with ASC 606. Pursuant to the terms of the Prasco Agreement, in certain circumstances we have reimbursed and may be required to reimburse Prasco for additional penalties incurred by Prasco as a result of our failure to supply a certain percentage of product ordered by Prasco in a prespecified timeframe. During the nine months ended September 30, 2019, we incurred $3.5 million of failure to supply penalties, the majority of which were incurred in the first quarter of 2019.

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
In the third quarter of 2017, Endoceutics initiated a clinical study with Intrarosa for the treatment of HSDD in post-menopausal women. Upon review of the full data set, Endoceutics recently determined not to pursue an additional clinical trial to support an HSDD indication. We had agreed to share the direct costs related to such studies based upon a negotiated allocation with us funding up to $20.0 million, of which we have paid approximately $6.0 million, which was recorded as research and development expense as incurred.
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
Under the terms of the Palatin License Agreement, in February 2017 we paid Palatin $60.0 million as a one-time upfront payment and subject to agreed-upon deductions reimbursed Palatin approximately $25.0 million for reasonable, documented, out-of-pocket expenses incurred by Palatin in connection with the development and regulatory activities necessary to submit an NDA in the U.S. for Vyleesi for the treatment of HSDD in pre-menopausal women. During 2017, we fulfilled these payment obligations to Palatin. The $60.0 million upfront payment made in February 2017 to Palatin was recorded as IPR&D expense as the product candidate had not received regulatory approval. In June 2018, our NDA submission to the FDA for Vyleesi was accepted, which triggered a $20.0 million milestone payment, which we paid in the second quarter of 2018 and recorded as an IPR&D expense in the first quarter of 2018 when acceptance was deemed probable. In June 2019, the FDA approval of Vyleesi triggered a $60.0 million milestone payment to Palatin, which we paid in July 2019 and recorded as a developed technology intangible asset in the second quarter of 2019. In addition, we are required to pay royalties and regulatory and sales milestone payments to Palatin as described in more detail above in Note P, “Commitments and Contingencies.”
The Palatin License Agreement expires on the date of expiration of all royalty obligations due thereunder, unless earlier terminated in accordance with the Palatin License Agreement.
R.     DEBT
Our outstanding debt obligations as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
2022 Convertible Notes	$273,124	$261,933
2019 Convertible Notes	—	21,276
Total long-term debt	273,124	283,209
Less: current maturities	—	21,276
Long-term debt, net of current maturities	$273,124	$261,933

Convertible Notes

The outstanding balance of our 2022 Convertible Notes as of September 30, 2019 consisted of the following (in thousands):

2022 Convertible Notes
Liability component:
Principal	$320,000
Less: debt discount and issuance costs, net	46,876
Net carrying amount	$273,124
Gross equity component	$72,576

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
On or after March 1, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The 2022 Convertible Notes were not convertible as of September 30, 2019.
We determined the expected life of the debt was equal to the five-year term on the 2022 Convertible Notes. The effective interest rate on the liability component was 9.49% for the period from the date of issuance through September 30, 2019. As of September 30, 2019, the “if-converted value” did not exceed the remaining principal amount of the 2022 Convertible Notes.
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

Convertible Notes Interest Expense

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$2,600	$2,734	$7,867	$8,202
Amortization of debt issuance costs	353	355	1,051	1,040
Amortization of debt discount	3,466	3,391	10,281	9,942
Total interest expense	$6,419	$6,480	$19,199	$19,184

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
2023 Senior Notes

In August 2015, we completed a private placement of $500.0 million aggregate principal amount of 7.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes were issued pursuant to an Indenture, dated as of August 17, 2015 (the “Indenture”), by and among us, certain of our subsidiaries acting as guarantors of the 2023 Senior Notes and Wilmington Trust, National Association, as trustee. In October 2017, we repurchased $25.0 million of the 2023 Senior Notes in a privately negotiated transaction, resulting in a loss on extinguishment of debt of $1.1 million. In September 2018, we repurchased the remaining $475.0 million of the 2023 Senior Notes at a premium of $28.1 million using the proceeds from the CBR sale, which resulted in a loss on extinguishment of debt of $35.9 million, inclusive of the premium paid.

Future Payments

Future annual principal payments on our long-term debt as of September 30, 2019 were as follows (in thousands):

Period	Future Annual Principal Payments
Remainder of Year Ending December 31, 2019	$—
Year Ending December 31, 2020	—
Year Ending December 31, 2021	—
Year Ending December 31, 2022	320,000
Year Ending December 31, 2023	—
Thereafter	—
Total	$320,000

S.     RESTRUCTURING EXPENSES
In February 2019, we completed a restructuring to combine our women’s health and maternal health sales forces into one integrated sales team, which will promote Intrarosa, the Makena auto-injector and Vyleesi. Approximately 110 employees were displaced through this workforce reduction. We recorded one-time restructuring charges of $7.4 million primarily related to severance and related benefits on our condensed consolidated statement of operations for the nine months ended September 30, 2019. We expect the restructuring charges incurred to date under this program to be substantially paid in cash by the end of the first quarter of 2020.

The following table displays charges taken related to restructuring activities during the nine months ended September 30, 2019 and a rollforward of the changes to the accrued balances as of September 30, 2019 (in thousands):

	Workforce reduction	Contract termination	Other	Total
Balance accrued at December 31, 2018	$—	$—	$—	$—
2019 restructuring charges	7,034	229	157	7,420
Payments	(5,257)	(229)	(157)	(5,643)
Balance accrued at June 30, 2019	1,777	—	—	1,777
Payments	(579)	—	—	(579)
Balance accrued at September 30, 2019	$1,198	$—	$—	$1,198

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

Examples of forward-looking statements contained in this report include, without limitation, statements regarding the following:

•	our plans regarding the growth potential of our portfolio and our ability to identify additional product candidates;

•	beliefs regarding the expenses, challenges and timing of our preclinical studies and clinical trials, including expectations regarding the clinical trial results for ciraparantag and AMAG-423;

•	beliefs regarding our commercial strategies and efforts, including the recent commercial launch of Vyleesi and the impact of our efforts to promote prescriptions of the Makena auto-injector;

•	our estimates and beliefs regarding the market opportunities for each of our products and product candidates;

•	beliefs about and expectations for our commercialization, marketing and manufacturing of our products and product candidates, if approved, (which may be conducted by third parties);

•	expectations related to potential FDA regulatory actions for the Makena product following the recent meeting of its Advisory Committee;

•	plans to work with the FDA and beliefs that there may be a path forward for continued commercialization of Makena;

•	expectations and plans with respect to litigation matters and contract disputes, including the merits thereof;

•	the timing and amounts of milestone and royalty payments;

•	expectations related to development milestone payments from a development partner in light of such partner’s notice of intent to terminate the related agreement;

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

•	expectations regarding customer returns and other revenue-related reserves and accruals;

•	expectations as to the manufacture of drug substances, drug and biological products and key materials for our products and product candidates;

•	expectations as to our effective tax rate and our ability to realize our net operating loss carryforwards and other tax attributes;

•	the impact of accounting pronouncements;

•	expectations regarding our financial performance and our ability to implement our strategic plans for our business;

•	estimates and beliefs related to our 2022 Convertible Notes and the manner in which we intend or are required to settle the 2022 Convertible Notes;

•
estimates, beliefs and judgments related to the valuation of certain intangible assets, goodwill, contingent consideration, debt and other assets and liabilities, including our impairment analysis and our methodology and assumptions regarding fair value measurements; and

•
beliefs regarding the impact of our February 2019 restructuring initiative, including the impact of the combination of our women’s and maternal health sales forces and the related reduction in head count.

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
Overview
AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a pharmaceutical company focused on bringing innovative products to patients with unmet medical needs by leveraging our development and commercial expertise to invest in and grow our pharmaceutical products across a range of therapeutic areas. Our currently marketed products support the health of patients in the areas of maternal and women’s health, anemia management and cancer supportive care, including Feraheme® (ferumoxytol injection) for intravenous use, Makena® (hydroxyprogesterone caproate injection) auto-injector, Intrarosa® (prasterone) vaginal inserts and MuGard® Mucoadhesive Oral Wound Rinse. On June 21, 2019, Vyleesi™ (bremelanotide injection) was approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of acquired, generalized hypoactive sexual desire disorder (“HSDD”) in premenopausal women and became commercially available in September 2019. In addition to our approved products, our portfolio includes two product candidates, AMAG-423 (digoxin immune fab (ovine)), which is being studied for the treatment of severe preeclampsia, and ciraparantag, which is being studied as an anticoagulant reversal agent.
We intend to continue to expand the impact of our current and future products for patients by delivering on our growth strategy, which includes collaborating on and acquiring promising therapies at various stages of development, and advancing them through the clinical and regulatory process to deliver new treatment options to patients. Our primary sources of revenue are currently from sales of the Feraheme, the Makena auto-injector and Intrarosa. Except as otherwise stated below, the following discussions of our results of operations reflect the results of our continuing operations, excluding the results related to the CBR business, which we sold in August 2018. The historical results of our CBR business has been separated from continuing operations and reflected as a discontinued operation. See Note C, “Discontinued Operations,” to our condensed consolidated financial statements included in this Quarterly Report on Form-10-Q.

AMAG’s Portfolio of Products and Product Candidates

Feraheme

Feraheme received approval from the FDA in June 2009 for the treatment of iron deficiency anemia (“IDA”) in adult patients with chronic kidney disease (“CKD”). In February 2018, the FDA approved a supplemental New Drug Application (“NDA”) to expand the Feraheme label to include all eligible adult IDA patients who have intolerance to oral iron or have had unsatisfactory response to oral iron in addition to patients who have CKD. IDA is prevalent in many different patient populations, such as patients with CKD, gastrointestinal diseases or disorders, inflammatory diseases, chemotherapy-induced anemia and abnormal uterine bleeding. For many of these patients, treatment with oral iron is unsatisfactory or is not tolerated. It is estimated that approximately five million people in the U.S. have IDA and we estimate that a small fraction of the patients who are diagnosed with IDA regardless of the underlying cause are currently being treated with IV iron.

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

Makena was approved by the FDA in February 2011 as an intramuscular (“IM”) injection (the “Makena IM product”) packaged in a multi-dose vial and in February 2016 as a single-dose preservative-free vial. In February 2018, the Makena auto-injector was approved by the FDA for administration via a pre-filled subcutaneous auto-injector, a drug-device combination product (the “Makena auto-injector”). In mid-2018, as the first generic competitors to the Makena IM product entered the market, we launched our own authorized generic of both the single- and multi-dose vials through our generic partner, Prasco, LLC (the “Makena authorized generic”). As previously disclosed, in August 2019, we and Prasco determined it was not commercially viable to continue the relationship and mutually terminated our distribution and supply agreement. We do not expect to ship any further Makena authorized generic product to Prasco. Further, as a result of the loss of substantial market share, we revised our long-term Makena IM products forecast resulting in the recording of a $77.4 million impairment charge and a $4.8 million inventory write-down on the Makena IM products during the second quarter of 2019, as discussed in Note I, “Goodwill and Intangible Assets, Net” to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

In March 2019, we announced topline results from the Progestin’s Role in Optimizing Neonatal Gestation clinical trial (“PROLONG” or “Trial 003”), a randomized, double-blinded, placebo-controlled clinical trial evaluating Makena in patients with a history of a prior spontaneous singleton preterm delivery. The PROLONG trial was conducted post-approval under the FDA’s “Subpart H” accelerated approval process. The approval of Makena was based on the Meis trial (“Trial 002”), which was conducted by the National Institute of Child Health and Human Development and the Maternal-Fetal Medicine Units Network. The PROLONG trial did not demonstrate a statistically significant difference between the treatment and placebo arms for the co-primary endpoints: the incidence of preterm delivery at less than 35 weeks (Makena treated group 11.0% vs. placebo 11.5%, p=.72) and the percentage of patients who met criteria for the pre-specified neonatal morbidity and mortality composite index (Makena treated group 5.4% vs 5.2%, p=.84). The adverse event profile between the two arms was comparable. Adverse events of special interest, including miscarriage and stillbirth, were infrequent and similar between the treatment and placebo groups. The PROLONG trial enrolled approximately 1,700 pregnant women, over 75% of whom were enrolled outside the U.S. On October 29, 2019, the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee (the “Advisory Committee”) met to discuss the results of the PROLONG trial to inform the FDA’s regulatory decision making for Makena. Following various presentations by experts and discussion at the meeting, the Advisory Committee voted as follows: (a) in response to the question “Do the findings from Trial 003 verify the clinical benefits of Makena on neonatal outcomes?”, 16 members voted “No” and no members voted “Yes”; (b) in response to the question “Based on the findings from Trial 002 and Trial 003, is there substantial evidence of effectiveness of Makena in reducing the risk of recurrent preterm birth?”, 13 members voted “No” and three members voted “Yes”; and (c) in response to the question, “Should the FDA (A) pursue withdrawal of approval for Makena, (B) leave Makena on the market under accelerated approval and require a new confirmatory trial, or (C) leave Makena on the market without requiring a new confirmatory trial?”, nine members voted for (A), seven members voted for (B) and no members voted for (C). The FDA is not required to follow the advice of its Advisory Committees but will take them into consideration in deciding what regulatory steps to take with respect to Makena. Future adverse developments related to the Advisory Committee’s advice, or our assessment of the likelihood of such developments, could negatively impact the carrying value of certain Makena-related reserves or assets, including inventory, intangible assets, or our goodwill balance. We remain committed to working collaboratively with the FDA to seek a path forward to ensure eligible pregnant women continue to have access to Makena.

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

In the third quarter of 2017, Endoceutics initiated a clinical study with Intrarosa for the treatment of HSDD in post-menopausal women. Upon review of the full data set, Endoceutics recently determined not to continue to pursue an additional clinical trial for an HSDD indication. We have agreed to share the direct costs related to such studies based upon a negotiated allocation with us funding up to $20.0 million, of which we have paid approximately $6.0 million, and we currently do not expect to incur any significant further costs for these studies.

Vyleesi

On June 21, 2019, the FDA approved Vyleesi for the treatment of acquired, generalized HSDD in premenopausal women, and which became commercially available in September 2019 through two specialty pharmacies. Vyleesi was acquired in January 2017 pursuant to a license agreement (the “Palatin License Agreement”) entered into with Palatin Technologies, Inc. (“Palatin”). Based on the June 2019 approval, we were obligated to make a $60.0 million milestone payment to Palatin, which we paid in July 2019 and recorded as a developed technology intangible asset during the second quarter of 2019.

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

In the Phase 3 clinical trials and the extension study, the most common adverse events were nausea, flushing, injection site reactions, headache and vomiting. Approximately 18% of patients discontinued participation in the Vyleesi arm due to adverse events in both studies versus 2% in placebo. In addition, in the clinical trials, Vyleesi caused (i) small, transient increases in blood pressure and is contraindicated in women with uncontrolled high blood pressure or known cardiovascular disease and (ii) darkening of the skin on certain parts of the body (focal hyperpigmentation), including the face, gums (gingiva) and breast.
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

Ciraparantag has been evaluated in more than 250 healthy volunteers across seven clinical trials. A first in human Phase 1 study evaluated the safety, tolerability, pharmacokinetic, and pharmacodynamic effects of ciraparantag alone and following a single dose of Savaysa®, and another Phase 1 study evaluated the overall metabolism of the drug. Two Phase 2A studies evaluated the safety, tolerability, pharmacokinetic, and pharmacodynamic effects related to the reversal of unfractionated heparin and Lovenox® and three Phase 2b randomized, single-blind, placebo-controlled dose-ranging studies evaluated the reversal of Savaysa®, Eliquis®, and Xarelto® to assess the safety and efficacy of ciraparantag, each of which included 12 subjects dosed with ciraparantag. The Phase 2b study to reverse Xarelto® is currently ongoing but is nearly complete. In these Phase 2b clinical trials, ciraparantag or placebo was administered to healthy volunteers in a blinded fashion after achieving steady blood concentrations of the respective anticoagulant. Pharmacodynamic assessments of whole blood clotting time (“WBCT”), an important laboratory measure of clotting capacity, were sampled frequently for the first hour post study drug dose, and then periodically thereafter out to 24 hours post administration of study drug. Key endpoints in the Phase 2 trials included mean change from baseline in WBCT and the proportion of subjects that returned to within 10% of their baseline WBCT. Subjects in these studies experienced a rapid and statistically significant (p<0.001) reduction in WBCT compared to placebo as early as 15 minutes after the administration of ciraparantag in each of the four studies and the effect was sustained for 24 hours. Moreover, in both the Eliquis® and Xarelto® studies, 100% of subjects in the highest dose cohorts (180 mg of ciraparantag) were responders, as defined by a return to within 10% of baseline WBCT within 30 minutes and sustained for at least six hours. Ciraparantag has been well tolerated in clinical trials, with the most common related adverse events to date being mild sensations of coolness, warmth or tingling, skin flushing, and alterations in taste. There have been no drug-related serious adverse events to date.

We are planning to conduct a clinical study in healthy volunteers to confirm the lowest effective dose of ciraparantag after reaching peak steady state blood concentrations of certain NOAC drugs. This proposed study will utilize an automated coagulometer developed by Perosphere Technologies, an independent company, to measure WBCT. The coagulometer requires FDA clearance for use in clinical studies through an investigational device exemption, which Perosphere Technologies will submit once the design of the healthy volunteer study is finalized. Over the past several months, Perosphere Technologies has completed additional analytic studies and we continue to work with the FDA on the design of this next clinical study. Following the completion of this study, which we estimate to be in the second half of 2020, we plan to schedule an End of Phase 2 meeting with the FDA to discuss the design of the Phase 3 program to evaluate the safety and efficacy of ciraparantag in the target patient population.

In August 2019, the pharmaceutical company who is a party to a clinical trial collaboration agreement we acquired through the Perosphere transaction informed us that it intends to terminate the agreement. Although we do not believe this company has grounds for termination, we are engaged in discussions with such partner to come to a mutually agreeable resolution.

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

Except as described in Note B, “Basis of Presentation and Summary of Significant Accounting Policies,” and Note P, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, with respect to changes in our accounting policy related to our adoption of the requirements of Accounting Standards Codification (“ASC”) Topic 842, Leases and our consideration of collaboration type agreements that could fall under ASC 808, Collaborative Arrangements or ASC 606, Revenue from Contracts with Customers, there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2019, compared to the critical accounting policies and estimates disclosed in Part II, Item 7, of our Annual Report.

Results of Operations - Three Months Ended September 30, 2019 and 2018
Revenues
Total net product sales for the three months ended September 30, 2019 and 2018 consisted of the following (in thousands except for percentages):

	Three Months Ended September 30,		2019 to 2018
	2019	2018	$ Change	% Change
Product sales, net
Feraheme	$44,205	$36,963	$7,242	20%
Makena	34,272	80,221	(45,949)	(57)%
Intrarosa	5,607	4,925	682	14%
Other	23	129	(106)	(82)%
Total product sales, net	$84,107	$122,238	$(38,131)	(31)%

Our total net product sales for the three months ended September 30, 2019 decreased by $38.1 million as compared to the same period in 2018, due primarily to a $48.0 million decrease in Makena IM net sales, driven by manufacturing challenges, generic entrants and our withdrawal from the IM market. Makena IM net sales for the three months ended September 30, 2019 included $5.5 million of negative revenue charges primarily related to changes in estimated prior period liabilities for commercial rebates. Partially offsetting the decline in Makena IM revenue was an increase in Makena auto-injector net sales from $39.2 million in the third quarter of 2018 to $41.3 million in the third quarter of 2019 and a $7.2 million increase in Feraheme net sales in the third quarter of 2019, as compared to the same period in 2018.

We expect that total net sales of Feraheme, the Makena auto-injector, and Intrarosa in the fourth quarter of 2019 will be consistent with the third quarter of 2019, assuming that any action the FDA may take based on the recent Advisory Committee meeting does not have an immediate and adverse effect on Makena auto-injector revenue. Any remaining impact of generic competition to our Makena franchise sales is dependent on the timing, number and behavior of current and future generic competitors and our ability to continue to differentiate Makena auto-injector from generic IM products.

Product Sales Allowances and Accruals
Total gross product sales were offset by product sales allowances and accruals for the three months ended September 30, 2019 and 2018 as follows (in thousands, except for percentages):

	Three Months Ended September 30,				2019 to 2018
	2019	Percent of gross product sales	2018	Percent of gross product sales	$ Change	% Change
Gross product sales	$254,073		$238,856		$15,217	6%
Provision for product sales allowances and accruals:
Contractual adjustments	144,108	57%	93,213	39%	50,895	55%
Governmental rebates	25,858	10%	23,405	10%	2,453	10%
Total	169,966	67%	116,618	49%	53,348	46%
Product sales, net	$84,107		$122,238		$(38,131)	(31)%

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
Costs and Expenses
Cost of Product Sales
Cost of product sales for the three months ended September 30, 2019 and 2018 were as follows (in thousands except for percentages):

	Three Months Ended September 30,		2019 to 2018
	2019	2018	$ Change	% Change
Direct cost of product sales	$16,893	$15,543	$1,350	9%
Amortization of intangible assets	4,212	30,946	(26,734)	(86)%
	$21,105	$46,489	$(25,384)	(55)%
Direct cost of product sales as a percentage of net product sales	20%	13%
Direct cost of product sales as a percentage of net product sales increased from 13% during the three months ended September 30, 2018 to 20% during the three months ended September 30, 2019 primarily driven by a shift in revenue mix from products with a lower cost of product sales, such as the Makena IM product, to products with a higher cost of product sales, such as the Makena auto-injector. We expect this trend to continue for the remainder of 2019.
Amortization of intangible assets decreased by $26.7 million from September 30, 2018 to September 30, 2019 primarily due to a decrease in amortization of the Makena base technology intangible asset, which related to our Makena IM products and was fully impaired during the second quarter of 2019.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2019 and 2018 consisted of the following (in thousands except for percentages):

	Three Months Ended September 30,		2019 to 2018
	2019	2018	$ Change	% Change
External research and development expenses	$9,398	$5,638	$3,760	67%
Internal research and development expenses	5,932	4,495	1,437	32%
Total research and development expenses	$15,330	$10,133	$5,197	51%

The $5.2 million increase in research and development expenses incurred in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily related to our development program for AMAG-423.
We have a number of ongoing research and development programs that we are conducting independently or in collaboration with third parties. We expect our external research and development expenses to increase in the fourth quarter of 2019 as compared to the third quarter of 2019, primarily driven by our investments in AMAG-423 and ciraparantag, including costs related to our contract research organization services and drug supply needed to support our clinical trials. We cannot determine with certainty the duration and completion costs of our current or future clinical trials of our products or product candidates as the duration, costs and timing of clinical trials depends on a variety of factors including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation.
Acquired In-Process Research and Development

During the three months ended September 30, 2018, we recorded $12.5 million for acquired in-process research and development (“IPR&D”) related to the upfront option exercise fee paid to Velo in September 2018 in connection with our acquisition of AMAG-423.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 consisted of the following (in thousands except for percentages):

	Three Months Ended September 30,		2019 to 2018
	2019	2018	$ Change	% Change
Compensation, payroll taxes and benefits	$26,018	$34,538	$(8,520)	(25)%
Professional, consulting and other outside services	35,639	33,702	1,937	6%
Fair value of contingent consideration liability	5	9	(4)	(44)%
Equity-based compensation expense	4,058	4,202	(144)	(3)%
Total selling, general and administrative expenses	$65,720	$72,451	$(6,731)	(9)%
Selling, general and administrative expenses decreased by $6.7 million in the three months ended September 30, 2019 as compared to the same period in 2018 primarily due to our February 2019 restructuring to combine our women’s health and maternal health sales forces.

We expect that total selling, general and administrative expenses for the fourth quarter of 2019 will approximate the level of spend incurred in the third quarter of 2019.

Other Expense, Net
Other expense, net for the three months ended September 30, 2019 decreased by $42.3 million compared to the same period in 2018, primarily due to a $35.9 million loss on extinguishment of debt (including a $28.1 million redemption premium) incurred as a result of the early redemption of the 7.875% Senior Notes due 2023 (the “2023 Senior Notes”) in the third quarter of 2018. The $42.3 million decrease was partially offset by a $6.9 million reduction in interest expense in the three months ended September 30, 2019 as a result of this redemption.

Income Tax Expense (Benefit)
The following table summarizes our effective tax rate and income tax expense (benefit) for the three months ended September 30, 2019 and 2018 (in thousands except for percentages):

	Three Months Ended September 30,
	2019	2018
Effective tax rate	(1)%	4%
Income tax expense (benefit)	$232	$(2,352)
For the three months ended September 30, 2019, we recognized an income tax expense of $0.2 million, representing an effective tax rate of (1)%. The difference between the statutory federal tax rate of 21% and the (1)% effective tax rate for the three months ended September 30, 2019 was primarily attributable to the valuation allowance established against our current period losses generated and the non-deductible IPR&D expense related to the Perosphere acquisition. We have established a valuation allowance on our deferred tax assets other than refundable alternative minimum tax (“AMT”) credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. The income tax expense for the three months ended September 30, 2019 primarily related to state income taxes.
For the three months ended September 30, 2018, we recognized an income tax benefit of $2.4 million, representing an effective tax rate of 4%. The difference between the statutory federal tax rate of 21% and the 4% effective tax rate for the three months ended September 30, 2018, was primarily attributable to the establishment of a valuation allowance on net deferred tax assets other than refundable AMT credits, the impact of non-deductible stock compensation and other non-deductible expenses, partially offset by a benefit from contingent consideration, state income taxes and orphan drug credits.
The primary driver of the increase in tax expense for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was the increase in state income taxes.

Net Income from Discontinued Operations

Net income from discontinued operations was $95.5 million for the three months ended September 30, 2018. For additional information on discontinued operations, see Note C, “Discontinued Operations” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations - Nine Months Ended September 30, 2019 and 2018
Revenues
Total net product sales for the nine months ended September 30, 2019 and 2018 consisted of the following (in thousands except for percentages):

	Nine Months Ended September 30,		2019 to 2018
	2019	2018	$ Change	% Change
Product sales, net
Feraheme	$126,294	$99,796	$26,498	27%
Makena	96,464	275,377	(178,913)	(65)%
Intrarosa	14,898	10,331	4,567	44%
Other	156	302	(146)	(48)%
Total product sales, net	$237,812	$385,806	$(147,994)	(38)%

Our total net product sales for the nine months ended September 30, 2019 decreased by $148.0 million as compared to the same period in 2018, due primarily to a $245.0 million decrease in Makena IM net sales, driven by manufacturing challenges, generic entrants and our withdrawal from the IM market. Partially offsetting these declines was a $66.1 million increase in Makena auto-injector net sales from $54.0 million in the first three quarters of 2018 to $120.1 million in the first three quarters of 2019. Net sales in the first nine months of 2019 included changes in estimates related to prior period liabilities for governmental rebates and commercial contractual adjustments as well as certain non-recurring items such as charges related to Prasco’s inability to meet their contractual obligations as a result of stock-outs of our Makena IM product. Partially offsetting these declines was a $26.5 million increase in Feraheme net sales.

Total gross product sales were offset by product sales allowances and accruals for the nine months ended September 30, 2019 and 2018 as follows (in thousands, except for percentages):

	Nine Months Ended September 30,				2019 to 2018
	2019	Percent of gross product sales	2018	Percent of gross product sales	$ Change	% Change
Gross product sales	$704,976		$776,458		$(71,482)	(9)%
Provision for product sales allowances and accruals:
Contractual adjustments	381,633	54%	290,896	37%	90,737	31%
Governmental rebates	85,531	12%	99,756	13%	(14,225)	(14)%
Total	467,164	66%	390,652	50%	76,512	20%
Product sales, net	$237,812		$385,806		$(147,994)	(38)%

The increase in contractual adjustments as a percentage of gross product sales primarily related to a higher mix of business through commercial reimbursement channels and additional discounts offered to commercial entities.

Costs and Expenses
Cost of Product Sales
Cost of product sales for the nine months ended September 30, 2019 and 2018 were as follows (in thousands except for percentages):

	Nine Months Ended September 30,		2019 to 2018
	2019	2018	$ Change	% Change
Direct cost of product sales	$51,774	$42,444	$9,330	22%
Amortization of intangible assets	12,097	144,732	(132,635)	(92)%
	$63,871	$187,176	$(123,305)
Direct cost of product sales as a percentage of net product sales	22%	11%
Direct cost of product sales as a percentage of net product sales increased from 11% to 22% during the first three quarters of 2019 driven primarily by a $4.8 million one-time inventory write-down related to the Makena IM product and a shift in revenue mix from products with a lower cost of product sales, such as the Makena IM product, to products with a higher cost of product sales, such as the Makena auto-injector. Also contributing to the increase in direct cost of product sales as a percentage of net product sales was a lower net price for Makena due to generic competition during the first three quarters of 2019 as compared to the same period in 2018.
Amortization of intangible assets decreased by $132.6 million from September 30, 2018 to September 30, 2019 primarily due to a decrease in amortization related to the Makena base technology intangible asset, which was fully impaired during the second quarter of 2019 and was excluded from cost of product sales as discussed separately below.
Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2019 and 2018 consisted of the following (in thousands except for percentages):

	Nine Months Ended September 30,		2019 to 2018
	2019	2018	$ Change	% Change
External research and development expenses	$30,708	$20,038	$10,670	53%
Internal research and development expenses	17,669	12,597	5,072	40%
Total research and development expenses	$48,377	$32,635	$15,742	48%

The $15.7 million increase in research and development expenses incurred in the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily related to our development programs for AMAG-423 and ciraparantag.

Acquired In-Process Research and Development

During the nine months ended September 30, 2019, we recorded $74.9 million for acquired IPR&D related to the acquisition of Perosphere.

During the nine months ended September 30, 2018, we recorded $32.5 million for acquired IPR&D related to a $20.0 million milestone obligation to Palatin associated with the FDA acceptance of the Vyleesi NDA and $12.5 million as an upfront option exercise fee in connection with our acquisition of AMAG-423.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 consisted of the following (in thousands except for percentages):

	Nine Months Ended September 30, 2019		2019 to 2018
	2019	2018	$ Change	% Change
Compensation, payroll taxes and benefits	$83,150	$98,213	$(15,063)	(15)%
Professional, consulting and other outside services	123,554	100,593	22,961	23%
Fair value of contingent consideration liability	(16)	(49,175)	49,159	(100)%
Equity-based compensation expense	11,039	12,149	(1,110)	(9)%
Total selling, general and administrative expenses	$217,727	$161,780	$55,947	35%
Total selling, general and administrative expenses for the nine months ended September 30, 2018 included a $49.2 million decrease to the fair value of contingent consideration liability expense based on actual Makena net sales and our expectations for future performance. Excluding this decrease, selling, general and administrative expenses increased by $6.8 million in the nine months ended September 30, 2019 as compared to the same period in 2018. This increase was driven primarily by higher external costs to support the September 2019 launch of Vyleesi, partially offset by a decrease in costs as a result of our February 2019 restructuring to combine our women’s health and maternal health sales forces.

Impairment of Intangible Assets

As more fully described in Note I, “Goodwill and Intangible Assets, Net” to the condensed consolidated financial statements included in this quarterly report on Form 10-Q, we recorded a $77.4 million impairment charge during the nine months ended September 30, 2019 related to the Makena base technology intangible asset, which related to the Makena IM products.

There were no impairments of intangible assets for the nine months ended September 30, 2018.

Restructuring Expense

In February 2019, we completed a restructuring to combine our women’s health and maternal health sales forces into one integrated sales team, which promotes Intrarosa, the Makena auto-injector and now Vyleesi. Approximately 110 employees were displaced through this workforce reduction. We recorded a one-time restructuring charge of $7.4 million primarily related to severance and related benefits in the first quarter of 2019. We estimate total savings from the restructuring in 2019 to be approximately $15.2 million, partially offset by planned increases in external spending associated with the launch of Vyleesi and as we continue to invest in the growth of our commercial products. For additional information on restructuring expenses, see Note S, “Restructuring Expenses” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Expense, Net
Other expense, net for the nine months ended September 30, 2019 decreased by $63.2 million compared to the same period in 2018, primarily due to (i) a $35.9 million loss on extinguishment of debt (including a $28.1 million redemption premium), incurred during the nine months ended September 30, 2018 as a result of the early redemption of the 2023 Senior Notes, and (ii) a $26.2 million reduction in interest expense in the nine months ended September 30, 2019 as a result of this redemption.

Income Tax (Benefit) Expense
The following table summarizes our effective tax rate and income tax (benefit) expense for the nine months ended September 30, 2019 and 2018 (in thousands except for percentages):

	Nine Months Ended September 30,
	2019	2018
Effective tax rate	—%	(40)%
Income tax (benefit) expense	$(26)	$42,204
For the nine months ended September 30, 2019, we recognized an immaterial income tax benefit representing an effective tax rate of 0%. The difference between the statutory federal tax rate of 21% and the 0% effective tax rate for the nine months ended September 30, 2019 was primarily attributable to the valuation allowance established against our current period losses generated and the non-deductible IPR&D expense related to the Perosphere acquisition. We have established a valuation allowance on our deferred tax assets other than refundable AMT credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. The income tax benefit for the nine months ended September 30, 2019 primarily related to the offset of the recognition of the income tax expense recorded in other comprehensive loss associated with the increase in the value of available-for-sale securities that we carried at fair market value during the period, partially offset by state income taxes.
For the nine months ended September 30, 2018, we recognized an income tax expense of $42.2 million, representing an effective tax rate of (40)%. The difference between the statutory federal tax rate of 21% and the (40)% effective tax rate for the nine months ended September 30, 2018, was primarily attributable to the establishment of a valuation allowance on net deferred tax assets other than refundable AMT credits, the impact of non-deductible stock compensation and other non-deductible expenses, partially offset by a benefit from contingent consideration, state income taxes and orphan drug credits.
The primary driver of the decrease in tax expense for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was the decrease in the valuation allowance established.

Net Income from Discontinued Operations

Net income from discontinued operations was $105.1 million for the nine months ended September 30, 2018. For additional information on discontinued operations, see Note C, “Discontinued Operations” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
General
We currently finance our operations primarily from cash generated from our operating activities, including sales of our commercialized products. Cash, cash equivalents, marketable securities and certain financial obligations as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands except for percentages):

	September 30, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	$119,800	$253,256	$(133,456)	(53)%
Marketable securities	71,744	140,915	(69,171)	(49)%
Total	$191,544	$394,171	$(202,627)	(51)%

Outstanding principal on 2022 Convertible Notes	320,000	320,000	—	—%
Outstanding principal on 2019 Convertible Notes	—	21,417	(21,417)	(100)%
Total	$320,000	$341,417	$(21,417)	(6)%

Cash Flows
The following table presents a summary of the primary sources and uses of cash for the nine months ended September 30, 2019 and 2018 (in thousands):

	September 30, 2019	September 30, 2018	$ Change
Net cash (used in) provided by operating activities	$(105,731)	$84,893	$(190,624)
Net cash provided by investing activities	8,408	513,136	(504,728)
Net cash used in financing activities	(36,133)	(503,138)	467,005
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(133,456)	$94,891	$(228,347)
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

For the period ended September 30, 2019 compared to September 30, 2018, net cash flows provided by operating activities decreased by $190.6 million, driven primarily by a decrease in net income as adjusted for non-cash charges of $195.1 million, partially offset by a $4.5 million increase due to changes in operating assets and liabilities. Included within net loss for the nine months ended September 30, 2019 was $74.9 million of acquired IPR&D expense related to the Perosphere asset acquisition, of which $60.8 million was paid in cash during the first quarter of 2019. The cash flows from operating activities for the nine months ended September 30, 2018 include cash flows from the operating activities of the CBR business, which are included in discontinued operations. Subsequent to the closing of the CBR transaction on August 6, 2018, we no longer generated cash flows from that business. See Note C, “Discontinued Operations,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail regarding our discontinued operations.
Investing Activities
Cash flows provided by investing activities was $8.4 million for the nine months ended September 30, 2019 due primarily to net proceeds from the sale of marketable securities of $70.5 million, partially offset by a $60.0 million milestone payment triggered by the FDA approval of Vyleesi and capital expenditures of $2.1 million. Cash used in investing activities for the nine months ended September 30, 2018 was $513.1 million due to $519.3 million in proceeds from the sale of CBR offset by net purchases of marketable securities of $4.3 million and capital expenditures of $1.9 million.
Financing Activities
Cash used in financing activities was $36.1 million for the nine months ended September 30, 2019 due to the $21.4 million repayment of our 2019 Convertible Notes, $13.7 million for the repurchase of common stock and $1.8 million for payments of employee tax withholdings related to equity based compensation. Cash used in financing activities for the nine months ended September 30, 2018 was $503.1 million due to the repayment of the $475.0 million balance of our 2023 Senior Notes and a related redemption premium of $28.1 million.
Future Liquidity Considerations

We believe that our cash, cash equivalents and marketable securities as of September 30, 2019, and the cash we expect to receive from sales of our products, will be sufficient to satisfy our cash flow needs for the foreseeable future. For the remainder of 2019, we intend to spend more than our expected revenues and will therefore utilize a portion of our $191.5 million of cash and investments to fund our operations, including investment in significant development programs. This period of cash outflow is consistent with our evolving business plan to develop and launch innovative products that address unmet medical needs and can deliver long-term, durable revenue growth. Additionally, our expected utilization of cash for the remainder of 2019 includes approximately $5.2 million of cash interest in connection with our 2022 Convertible Notes.

For a detailed discussion regarding the risks and uncertainties related to our liquidity and capital resources, please refer to our Risk Factors in Part I, Item 1A of our Annual Report and in Part II, Item IA of this Quarterly Report on Form 10-Q.

Borrowings and Other Liabilities

In the second quarter of 2017, we issued $320.0 million aggregate principal amount of convertible senior notes due 2022 (the “2022 Convertible Notes”), as discussed in more detail in Note R, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The 2022 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2017. The 2022 Convertible Notes will mature on June 1, 2022, unless earlier repurchased or converted. Upon conversion of the 2022 Convertible Notes, such 2022 Convertible Notes will be convertible into, at our election, cash, shares of our common stock, or a combination thereof, at a conversion rate of 36.5464 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which corresponds to an initial conversion price of approximately $27.36 per share of our common stock. The conversion rate is subject to adjustment from time to time. The 2022 Convertible Notes were not convertible as of September 30, 2019.

Share Repurchase Program

As of January 1, 2019, we had $20.5 million available under our previously approved share repurchase program to repurchase up to $60.0 million in shares of our common stock. In March 2019, our Board authorized additional repurchases of shares in an amount up to $20.0 million under this program. During the nine months ended September 30, 2019, we repurchased and retired 1,074,800 shares of common stock for $13.7 million (no repurchases were made during the three months ended September 30, 2019). As of September 30, 2019, $26.8 million remained available for future repurchases under this program.

Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Makena revenue and our results of operations will be materially adversely impacted if the FDA withdraws Makena’s approval or changes its label due to the results of the PROLONG trial and the outcome of the recent Advisory Committee meeting and/or could be adversely impacted due to our exclusive dependency on sales from the Makena auto-injector in light of our recent termination of our partnership with Prasco, LLC (“Prasco”).

In March 2019, we announced topline results from the Progestin’s Role in Optimizing Neonatal Gestation clinical (“PROLONG” or “Trial 003”), which evaluated Makena in patients with a history of a prior spontaneous singleton preterm delivery. The PROLONG trial was conducted post-approval under the FDA’s “Subpart H” accelerated approval process to confirm the efficacy of the Meis trial (“Trial 002”), which supported Makena’s 2011 FDA approval. The PROLONG trial results did not demonstrate a statistically significant difference between the treatment and placebo arms for the co-primary endpoints. On October 29, 2019, the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee (the “Advisory Committee”) met to discuss the PROLONG study and provide the FDA input to inform the FDA’s regulatory decision making for Makena. At the conclusion of the meeting, nine members of the Advisory Committee voted to recommend that the FDA withdraw its approval of Makena, seven voted to leave Makena on the market under accelerated approval and require a new confirmatory trial and no member voted to leave Makena on the market without requiring a new confirmatory trial. While the results of the Advisory Committee's voting are not binding, those results will be considered by the FDA in deciding what regulatory steps to take with respect to Makena, which could result in a formal administrative hearing after an FDA proposal to withdraw the approval of Makena. The FDA’s decision may be further influenced by a recently filed Citizen Petition, which requested that the FDA withdraw its approval of Makena based on the failure of the Makena clinical data to establish evidence of efficacy for preterm birth. If the FDA withdraws its approval of Makena, our revenues and results of operations will be materially and adversely impacted. Even if the FDA were to decide against withdrawal of Makena from the market at this time, it is likely that the FDA would require us to generate additional data or conduct additional clinical trials as a condition to Makena’s continued commercialization. We may not be able to generate additional efficacy data that will be satisfactory to the FDA in a timely manner, or at all, and the generation of such data is likely to be costly and take a considerable amount of time to generate. Additionally, in light of the discussions and voting of the Advisory Committee and pending the FDA’s regulatory decision, healthcare providers may be reluctant to continue prescribing Makena or the FDA may require that our label include information on the PROLONG study, restrictions to the current indication or the insertion of new warnings or precautions. Further, in light of the advice of the Advisory Committee that FDA withdraw the approval of Makena, certain medical professional organizations and other societies could change their guidelines to physicians. Any of these outcomes could negatively impact or prevent our ability to commercialize Makena and would materially and adversely impact our results of operations and could materially and adversely impact our stock price.

The commercial success of Makena (if approval is not ultimately withdrawn by the FDA) is exclusively dependent upon sales from the pre-filled subcutaneous auto-injector (the “Makena auto-injector”). In August 2019, we terminated our partnership with Prasco, who had been marketing a generic version of the intramuscular (“IM”) Makena product (the “Makena authorized generic”). As a result of the supply disruptions of our Makena IM products, Prasco had been unable to meet demand for the Makena authorized generic and had consequently lost significant market share. Accordingly, we and Prasco determined it was not commercially viable to continue the relationship and decided to mutually terminate our agreement and cease commercialization of the Makena authorized generic. In light of the termination of our partnership with Prasco, we do not expect to ship any further authorized generic product to Prasco.

Although there is no direct competition with the Makena auto-injector, the Makena auto-injector competes for the same patients as generic versions of the Makena IM product and we cannot guarantee that we will be able to continue to convince patients or healthcare providers to use or to switch from using the IM method of administration to the auto-injector, including (1) if patients or healthcare providers are hesitant or apprehensive to use an auto-injector product due to perceptions regarding safety, efficacy or pain associated with the Makena auto-injector, (2) if the auto-injector is not priced competitively or is not provided comparable insurance coverage, or (3) if there are concerns about our supply chain more generally in light of the Makena IM products supply disruption or if we experience a similar supply disruption for the Makena auto-injector. We expect that the Makena auto-injector may continue to experience pricing and supply chain pressure (if approval is not ultimately withdrawn by the FDA) and as a result, our financial condition and results of operations could be adversely impacted. If we are unsuccessful with any such efforts, Makena revenues could continue to be negatively and materially impacted, which could have a material and negative impact on our stock price and results of operations.

Further, we have incurred considerable expenses and our revenues have suffered as a result of the Makena IM supply disruption. For example, we were required to reimburse Prasco for certain charges it incurred in 2018 and 2019 due to our inability to supply them with sufficient product to meet their contractual obligations with customers. We expect to continue to incur expenses in connection with the termination of our relationship with Prasco. We also expect to incur expenses as we pursue our remedies under our supply agreement with our third party manufacturer of the Makena IM products, which is costly to pursue and may not result in satisfactory, adequate or any compensation for the damages we suffered.

We are completely dependent on Endoceutics to manufacture Intrarosa and any difficulties, disruptions, delays or unexpected costs, or the need to find alternative sources, could adversely affect our results of operations.
We are completely dependent upon Endoceutics, Inc. (“Endoceutics”) to manufacture commercial supply of Intrarosa, and Endoceutics currently relies on a single contract manufacturing organization (“CMO”) for such supply. Endoceutics is a small company organized outside of the U.S. with limited operations and resources and has limited experience overseeing CMOs for products at commercial scale, which involves significant and complex regulatory and compliance obligations. Endoceutics has and is likely to continue to face challenges and difficulties in satisfying such obligations. For example, in September 2019, a Complete Response Letter was received from the FDA in response to our March 2019 regulatory filing to add a manufacturing plant owned by Endoceutics, located in Canada, which would act as a second source supplier of Intrarosa. If we are unable to adequately address the issues raised or provide the information requested by the FDA in a timely manner, or at all, we may experience significant delays in our efforts to obtain approval for the Endoceutics manufacturing plant or may not receive approval at all, which would leave Endoceutics, and ultimately us, entirely dependent upon Endoceutics’ current CMO, which has experienced issues in the past. In addition, Endoceutics has expanded its manufacturing obligations to include supplying their other partners who sell Intrarosa outside the U.S. As a result, Endoceutics could exhaust some or all of their resources meeting the demand of other parties and could fail to provide us with adequate supply of Intrarosa on a timely basis. Any failure of Endoceutics to provide us with sufficient amounts of Intrarosa could result in a shortage of our Intrarosa inventory, which could adversely impact our results of operations.
Furthermore, Endoceutics' assets, including the intellectual property licensed to us, are subject to a security interest held by a third-party lender. Accordingly, if Endoceutics fails to perform its obligations under its loan documents, our rights and remedies under the license agreement may be impaired or inadequate, which could jeopardize our revenue from the Intrarosa program and/or our business, financial condition and results of operations may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
The following table provides certain information with respect to our purchases of shares of our stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2019 through July 31, 2019	304	$9.15	—	3,239,088
August 1, 2019 through August 31, 2019	2,679	9.10	—	2,450,080
September 1, 2019 through September 30, 2019	3,514	11.89	—	2,316,439
Total	6,497	$10.61	—
_________________________

(1)	Includes the surrender of shares of our common stock withheld by us to satisfy the minimum tax withholding obligations in connection with the vesting of restricted stock units held by our employees.

(2)
We have repurchased and retired $53.2 million of our common stock under our share repurchase program through September 30, 2019. These shares were purchased pursuant to a repurchase program authorized by our Board to repurchase up to $80.0 million of our common stock (including increased authority to repurchase an additional $20.0 million approved by our Board in March 2019), of which $26.8 million remained authorized for repurchase as of September 30, 2019. The repurchase program does not have an expiration date and may be suspended for periods or discontinued at any time.

Item 6. Exhibits:

Exhibit Number	Description
10.1+*	Commercial Supply Agreement, dated as of June 10, 2016, by and between AMAG Pharmaceuticals, Inc. (as assignee from Palatin Technologies, Inc.) and Catalent Belgium S.A.
10.2+*	Supply Agreement, dated as of December 20, 2018, by and between AMAG Pharmaceuticals, Inc. and Ypsomed AG
10.3+*	Manufacturing Services Agreement, dated as of June 1, 2018, by and between AMAG Pharmaceuticals, Inc. and Lonza Ltd
10.4+*	Termination of Distribution and Supply Agreement, dated as of August 6, 2019, by and between AMAG Pharmaceuticals, Inc. and Prasco, LLC.
10.5
Settlement Agreement, dated October 8, 2019, by and among AMAG Pharmaceuticals, Inc., Caligan Partners LP, Caligan Partners CV II LP, David E. Johnson and Paul Fonteyne (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2019, File No. 001-10865)

31.1+	Certification Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
104+	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

+	Exhibits marked with a plus sign (“+”) are filed herewith.
++	Exhibits marked with a double plus sign (“++”) are furnished herewith.
*	Certain portions of this exhibit (indicated by “[***]”) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAG PHARMACEUTICALS, INC.

By:	/s/ William K. Heiden
William K. Heiden
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 1, 2019

AMAG PHARMACEUTICALS, INC.

By:	/s/ Edward Myles
Edward Myles
Executive Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	November 1, 2019