Form 10-K
period 2019-12-31
AMAG PHARMACEUTICALS, INC.
filed 2020-03-06
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________ ______
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-10865
AMAG PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			04-2742593
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)
1100 Winter Street,	Waltham,	Massachusetts	02451
(Address of Principal Executive Offices)			(Zip Code)
(617) 498-3300
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share Preferred Share Purchase Rights	AMAG	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 28, 2019 was approximately $335.0 million based on the closing price of $9.99 of the Common Stock of the registrant as reported on the NASDAQ Global Select Market on such date. As of March 2, 2020, there were 34,265,738 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMAG PHARMACEUTICALS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Annual Report on Form 10-K terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “estimate,” “intend” or other similar words and expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Examples of forward-looking statements contained in this report include, without limitation, statements regarding the following:

•	expectations for the results of our recently announced strategic review, including plans to divest Intrarosa and Vyleesi;

•	beliefs regarding regulatory actions the FDA may take with regard to Makena, including a formal administrative hearing and/or the withdrawal of Makena’s approval;

•	our expectation that William Heiden, our current Chief Executive Officer, will remain with the company until the Board of Directors appoints a successor Chief Executive Officer;

•	expectations as to competition for Feraheme and Makena, including the timing and number of generic entrants and the impact on our revenues, and on our business more generally;

•	estimates and beliefs related to our 2022 Convertible Notes and the manner in which we intend or are required to, and our ability to, settle the 2022 Convertible Notes;

•	beliefs that the divestiture of Intrarosa and Vyleesi will allow us to leverage our commercial strengths and our development and regulatory capabilities and position ourselves for future growth;

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

•	beliefs regarding the expenses, challenges and timing of our clinical trials, including expectations regarding the clinical trial results for ciraparantag and AMAG-423;

•	beliefs regarding the strength and likelihood of success of our commercial and other strategies;

•	our estimates and beliefs regarding the market opportunities for each of our products and product candidates;

•	beliefs about and expectations for our commercialization, marketing and manufacturing of our products and product candidates (which may be conducted by third parties), if approved;

•	the timing and amounts of milestone and royalty payments under collaboration and licensing arrangements;

•
expectations and plans as to recent and upcoming regulatory and commercial developments and activities, including requirements and initiatives for clinical trials and post-approval commitments for our products and product candidates, and their impact on our business and competition;

•	expectations for our intellectual property rights covering our products, product candidates and technology;

•	our plans regarding our portfolio, including its sustainability and our ability to identify additional product candidates;

•	developments relating to our competitors and our industry, including the impact of government regulation;

•
expectations regarding third-party reimbursement and the behaviors of payers, healthcare providers, patients and other industry participants, including with respect to product price increases and volume-based and other rebates and incentives;

•	plans regarding our sales and marketing initiatives, including our contracting, pricing and discounting strategies and efforts to increase patient compliance and access;

•	expectations regarding customer returns and other revenue-related reserves and accruals;

•	expectations as to the manufacture of drug substances, drug and biological products and key materials for our products and product candidates;

•	the expected impact of recent tax reform legislation and estimates regarding our effective tax rate and our ability to realize our net operating loss carryforwards and other tax attributes;

•	the impact of accounting pronouncements; and

•	expectations regarding our financial performance and our ability to implement our strategic plans for our business.

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

AMAG Pharmaceuticals®, the logo and designs, Feraheme® and Vyleesi® are registered trademark of AMAG Pharmaceuticals, Inc. Makena® is a registered trademark of AMAG Pharma USA, Inc. Intrarosa® is a registered trademark of Endoceutics, Inc. Other trademarks referred in this report are the property of their respective owners.

ITEM 1. BUSINESS:
Overview

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a pharmaceutical company focused on bringing innovative products to patients with unmet medical needs by leveraging our development and commercial expertise to invest in and grow our pharmaceutical products and product candidates across a range of therapeutic areas. Our currently marketed products support the health of patients in the areas of hematology and maternal and women’s health, including Feraheme® (ferumoxytol injection) for intravenous (“IV”) use, Makena® (hydroxyprogesterone caproate injection) auto-injector, Intrarosa® (prasterone) vaginal inserts and Vyleesi®(bremelanotide injection). In addition to our approved products, our portfolio includes two product candidates, AMAG-423 (digoxin immune fab (ovine)), which is being studied for the treatment of severe preeclampsia, and ciraparantag, which is being studied as an anticoagulant reversal agent. Our primary sources of revenue during 2019 were from sales of Feraheme, Makena, and Intrarosa.

In January 2020, we announced that we had recently completed a review of our product portfolio and strategy with the objective of driving near- and long-term profitability and enhancing shareholder value. Based on this strategic review, we are currently pursuing options to divest Intrarosa and Vyleesi. In addition, we also announced that William Heiden will be stepping down as our President and Chief Executive Officer. We expect that Mr. Heiden will remain at the company until the Board of Directors (the “Board”) appoints a new Chief Executive Officer.

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
		Approved and marketed.	Own worldwide rights.

Makena® (hydroxyprogesterone caproate injection) (auto-injector device)	A progestin indicated to reduce the risk of preterm birth in women pregnant with a single baby who have a history of singleton spontaneous preterm birth.	Approved and marketed.*	Exclusively license rights to auto-injector device for use in the Makena subcutaneous auto-injector presentation (the “Makena auto-injector”) from Antares Pharma, Inc. (“Antares”).

AMAG-423 (digoxin immune fab (ovine))	An antibody fragment in development for the treatment of severe preeclampsia in pregnant women.	Phase 2b/3a trial ongoing. Received Fast Track and orphan drug designations.	Own worldwide rights for the treatment of preeclampsia and eclampsia in antepartum and postpartum women.

Ciraparantag
A small molecule anticoagulant in development as a reversal agent for patients treated with novel oral anticoagulants (“NOACs”) or low molecular weight heparin (“LMWH”) when reversal of the anticoagulant effect of these products is needed for emergency surgery, urgent procedures or due to life-threatening or uncontrolled bleeding.
		Plan to initiate Phase 2b trial in healthy volunteers during 2020. Received Fast Track designation.	Own worldwide rights.

Intrarosa®(prasterone) vaginal inserts	A steroid indicated for the treatment of moderate to severe dyspareunia, a symptom of vulvar and vaginal atrophy (“VVA”), due to menopause.	Approved and marketed.
Exclusively license rights to develop and commercialize Intrarosa in the U.S. for the treatment of VVA and female sexual dysfunction (“FSD”) from Endoceutics, Inc. (“Endoceutics”), subject to certain rights retained by Endoceutics.

Vyleesi® (bremelanotide) (Auto-injector device)	An as needed therapy for the treatment of acquired, generalized hypoactive sexual desire disorder (“HSDD”) in pre-menopausal women.	Approved and marketed.	Exclusively license rights to research, develop and sell Vyleesi in North America from Palatin Technologies, Inc. (“Palatin”).

* See below in the Makena - overview section for a discussion of the Makena PROLONG results and subsequent recommendations by the Bone, Reproductive and Urologic Drugs Advisory Committee (the “Advisory Committee”).

Feraheme

Overview

Feraheme received approval from the U.S. Food and Drug Administration (the “FDA”) in June 2009 for use as an IV iron replacement therapy for the treatment of IDA in adult patients with CKD. In February 2018, the FDA approved a supplemental New Drug Application (“sNDA”) to expand the label to include all eligible adult IDA patients who have intolerance to oral iron or have had an unsatisfactory response to oral iron, in addition to patients who have CKD. With the expanded Feraheme label, we have seen and expect to continue to see increased utilization within hematology and oncology clinics and hospitals and may also see incremental usage with gastroenterologists. In 2019, sales of Feraheme accounted for approximately 51% of our total net revenues.

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

Iron Deficiency Anemia

Currently, there are two common methods of iron therapy used to treat IDA: oral iron supplements and IV iron. Oral iron is the first-line iron replacement therapy for most physicians. However, oral iron supplements are poorly absorbed and not well tolerated by some patients, which may adversely impact their effectiveness, and are associated with certain side effects, such as constipation, diarrhea, and cramping, that may adversely affect patient compliance in using such products. In addition, it can take an extended time for hemoglobin levels to improve following the initiation of oral iron treatment, and even then the targeted hemoglobin levels may not be reached. Conversely, iron given intravenously allows larger amounts of iron to be delivered to patients in a shorter time frame while avoiding many of the side effects and treatment compliance issues associated with oral iron, and can result in faster rises in hemoglobin levels. We believe that IV iron is underutilized in IDA patients, and thus a significant opportunity remains to grow the market for IV iron in this patient population.
IDA is prevalent in many different patient populations. For many of these patients, treatment with oral iron is unsatisfactory or is not tolerated. It is estimated that approximately five million people in the U.S. have IDA and we estimate that a small fraction of the patients who are diagnosed with IDA regardless of the underlying cause are currently being treated with IV iron. We estimate that the size of the total 2019 U.S. non-dialysis IV iron replacement therapy market was approximately 1.5 million grams, including patients with IDA due to CKD, chemotherapy-induced anemia and gastrointestinal diseases or disorders.

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

•
Cancer and chemotherapy-induced anemia: IDA is also common in patients with cancer, and it is estimated that 32% to 60% of cancer patients have iron deficiency, most of whom are anemic. Iron supplementation through both oral and IV administration plays an important role in treating anemia in cancer patients. While there may be some differences in the underlying causes of anemia and iron deficiency in cancer patients who are receiving chemotherapy and those who are not, patients in both categories may develop IDA due to blood loss and/or the inadequate intake or absorption of iron. Oral iron has been used to treat IDA in cancer patients, but its efficacy is variable due to inconsistent bioavailability and absorption, a high incidence of gastrointestinal side effects, potential interactions with other treatments, and patient noncompliance. IV iron has been shown in clinical trials to be well tolerated in the cancer patient population in both patients who are receiving chemotherapy and those who are not.

•
Gastrointestinal Disease: It is estimated that among IDA patients referred to gastroenterologists, the rate of gastrointestinal pathology was found to be approximately 40% to 80%. IDA in patients with gastrointestinal diseases is likely caused by blood loss and/or the inadequate intake or absorption of iron. Oral iron has been used to treat IDA in patients with gastrointestinal diseases, but its efficacy is variable due to inconsistent bioavailability and absorption, the high incidence of gastrointestinal side effects and patient noncompliance. IDA is especially an issue with patients who have inflammatory bowel disease, such as Crohn’s or ulcerative colitis. These patients have recurrent and chronic anemia. Guidelines published by the European Crohn’s and Colitis Organization emphasize the use of IV iron over oral iron unless the patient’s inflammatory bowel disease is stable and his or her anemia is mild.

Post-Approval Commitments for Feraheme

As part of our post-approval Pediatric Research Equity Act (“PREA”) requirement to support pediatric labeling of Feraheme for the treatment of CKD, we had initiated a randomized, active-controlled pediatric study of Feraheme for the treatment of IDA in pediatric CKD patients. During 2015, we suspended this trial due to difficulty in enrollment. Following discussions with the FDA, we amended the protocol and initiated a new pediatric study in 2018. Further, as part of our post-approval PREA requirement to support pediatric labeling of Feraheme for the treatment of IDA for the broader label, we have initiated a randomized, active-controlled pediatric study of Feraheme in pediatric patients with IDA. The final report submission for the IDA study is due to the FDA in November 2022. Both clinical studies are currently enrolling.
Makena

Overview
We acquired the rights to Makena in connection with our acquisition of Lumara Health Inc. (“Lumara Health”) in November 2014. Makena is indicated to reduce the risk of preterm birth in women pregnant with a single baby who have a history of singleton spontaneous preterm birth. Makena is administered weekly by a healthcare professional with treatment beginning between 16 weeks and 20 weeks and six days of gestation and continuing until 36 weeks and six days of gestation or delivery, whichever happens first. The most common side effects of Makena include injection site reactions (pain, swelling, itching, bruising, or a hard bump), hives, itching, nausea, and diarrhea. We currently sell Makena primarily to wholesalers, specialty pharmacies and specialty distributors, which, in turn, sell Makena to healthcare providers, hospitals, government agencies and integrated delivery networks. In 2019, sales of Makena, including the Makena authorized generic, accounted for approximately 37% of our total net revenues.
Makena was approved by the FDA in February 2011 as an intramuscular (“IM”) injection (the “Makena IM product”) packaged in a multi-dose vial and in February 2016 as a single-dose preservative-free vial. In February 2018, the Makena auto-injector was approved by the FDA for administration via a pre-filled subcutaneous auto-injector, a drug-device combination product. In mid-2018, we launched our own authorized generic of both the single- and multi-dose vials (the “Makena authorized generic”) through Prasco, LLC (“Prasco”). As previously disclosed, based on manufacturing challenges and increased generic competition we no longer offer a branded IM presentation of Makena and in August 2019 we and Prasco determined it was not commercially viable to continue the relationship and mutually terminated our distribution and supply agreement, such that we no longer offer the Makena authorized generic. Further, as a result of the loss of substantial market share for the Makena IM product, in the second quarter of 2019 we revised our long-term Makena IM products forecast resulting in the recording of significant impairment charges related to the Makena IM products, as discussed in Note I, “Goodwill and Intangible Assets, Net” to the consolidated financial statements included in this annual report on Form 10-K.
In March 2019, we announced topline results from the Progestin’s Role in Optimizing Neonatal Gestation clinical trial (“PROLONG” or “Trial 003”), a randomized, double-blinded, placebo-controlled clinical trial evaluating Makena in patients with a history of a prior spontaneous singleton preterm delivery. The PROLONG trial was conducted under the FDA’s “Subpart H” accelerated approval process. The approval of Makena was based primarily on the Meis trial (“Trial 002”), which was conducted by the Maternal-Fetal Medicine Units Network, sponsored by the National Institute of Child Health and Human Development. In contrast to the Meis trial, the PROLONG trial did not demonstrate a statistically significant difference between the treatment and placebo arms for the co-primary endpoints: the incidence of preterm delivery at less than 35 weeks (Makena treated group 11.0% vs. placebo 11.5%) and the percentage of patients who met criteria for the pre-specified neonatal morbidity and mortality composite index (Makena treated group 5.6% vs. placebo 5.0%). The adverse event profile between the two arms was comparable. Adverse events of special interest, including miscarriage and stillbirth, were infrequent and similar between the treatment and placebo groups. The PROLONG trial enrolled 1,708 pregnant women, over 75% of whom were enrolled outside the U.S.

On October 29, 2019, the Advisory Committee met to discuss the results of the PROLONG trial to inform the FDA’s regulatory decision for Makena. Following various presentations by experts and discussions at the meeting, the Advisory Committee voted as follows: (a) in response to the question “Do the findings from Trial 003 verify the clinical benefits of Makena on neonatal outcomes?”, 16 members voted “No” and no members voted “Yes”; (b) in response to the question “Based on the findings from Trial 002 and Trial 003, is there substantial evidence of effectiveness of Makena in reducing the risk of recurrent preterm birth?”, 13 members voted “No” and three members voted “Yes”; and (c) in response to the question, “Should the FDA (A) pursue withdrawal of approval for Makena, (B) leave Makena on the market under accelerated approval and require a new confirmatory trial, or (C) leave Makena on the market without requiring a new confirmatory trial?”, nine members voted for (A), seven members voted for (B) and no members voted for (C). The FDA is not required to follow the recommendations of its Advisory Committees, but will take them into consideration in deciding what regulatory steps to take with respect to Makena. During the fourth quarter of 2019, we reassessed the fair value of assets related to the Makena auto-injector following the Advisory Committee meeting and recorded $59.1 million in impairment charges, as discussed in Note I, “Goodwill and Intangible Assets, Net” to the consolidated financial statements included in this annual report on Form 10-K.

This complex and unique situation has no clear precedent and it is therefore difficult to predict outcomes or timing of any FDA actions with respect to Makena. We remain committed to working collaboratively with the FDA to seek a path forward to ensure eligible pregnant women continue to have access to Makena and the currently approved generics that rely on Makena as the innovator drug.

Preterm Birth

Makena is a progestin whose active ingredient is hydroxyprogesterone caproate (“HPC”), which is a synthetic chemical structurally related to progesterone. Progestins, such as HPC, and progesterone belong to a class of drugs called progestogens. Progestogens have been studied to reduce preterm birth and have shown varying results depending upon the subjects enrolled. The Society for Maternal Fetal Medicine (the “SMFM”) Publications Committee published clinical guidelines for the use of progestogens to reduce the risk of preterm birth in the American Journal of Obstetrics and Gynecology in May 2012. SMFM reaffirmed their guidelines in January 2017, noting that vaginal progesterone should not be considered a substitute for HPC in women with a history of spontaneous preterm birth.

The American College of Obstetricians and Gynecologists (the “ACOG”) published clinical guidelines for the “Prediction and Prevention of Preterm Birth” in Practice Bulletin #130 in October 2012. Following publication of the PROLONG trial, the ACOG issued a Practice Advisory stating that it “continues to recommend offering hydroxyprogesterone caproate as outlined in Practice Bulletin #130,” explaining that consideration for treatment of “women at risk of recurrent preterm birth should continue to take into account the body of evidence for progesterone supplementation, the values and preferences of the pregnant woman, the resources available, and the setting in which the intervention will be implemented.” The SMFM also released an updated statement, in which they noted it is still “reasonable for providers to use [HPC] in women with a profile more representative of the very high-risk population reported in the Meis study.” Notably, the SMFM agreed that “substantial differences in the populations studied likely account for the different baseline rates of recurrent [preterm birth] and potentially explain some of the contrasting results observed in the Meis and PROLONG studies.”

Preterm birth is defined as a birth prior to 37 weeks of pregnancy. According to the Centers for Disease Control and Prevention (the “CDC”), preterm birth affected nearly 400,000 babies born in the U.S. in 2018, or one of every ten infants, with approximately 70% considered late preterm births. In the CDC’s June 2018 National Center for Health Statistics Report, it noted that the preterm birth rate rose in 2018 for the fourth straight year and attributed the rise primarily to an increase in late preterm births, defined as a birth between 34 and 36 weeks of pregnancy. In addition, the CDC noted that racial and ethnic differences in preterm birth rates remain. Although the causes of preterm birth are not fully understood, certain women are at a greater risk for preterm birth, including those who have had a previous preterm birth, are pregnant with multiples or have certain uterine or cervical problems. High blood pressure, pregnancy complications (such as placental problems) and certain other health or lifestyle factors may also be contributing factors. Makena is indicated only for use in women who have a history of singleton spontaneous preterm birth who are pregnant with a single baby, which accounts for approximately 130,000 pregnancies annually in the U.S.

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

AMAG-423

Overview

In September 2018, we acquired the global rights to AMAG-423 for the treatment of preeclampsia and eclampsia in antepartum and postpartum women pursuant to an option agreement entered into in July 2015 (the “Velo Agreement”) with Velo Bio, LLC, a privately-held life sciences company (“Velo”). AMAG-423 is an antibody fragment currently in development for the treatment of severe preeclampsia in pregnant women and has been granted both orphan drug and Fast Track designations by the FDA. AMAG-423 is intended to bind to endogenous digitalis-like factors (“EDLFs”) and remove them from the circulation. EDLFs appear to be elevated in preeclampsia and may play an important role in the pathogenesis of preeclampsia though their inhibitory actions on Na+/K+-ATPase (the sodium pump). By decreasing circulating EDLFs, AMAG-423 is believed to improve vascular endothelial function and lead to better post-delivery outcomes in affected mothers and their babies.

We are currently conducting a multi-center, randomized, double-blind, placebo-controlled, parallel-group Phase 2b/3a study in which we expect to enroll approximately 200 antepartum women with severe preeclampsia between 23 weeks and 0 days and 31 weeks and six days gestation. The study is enrolling at sites both within the U.S. and outside of the U.S. Participants in the study receive either AMAG-423 or placebo intravenously four times a day over a maximum of four days. The study’s primary endpoint is to demonstrate a reduction in the percentage of babies who develop severe intraventricular hemorrhage (bleeding in the brain), necrotizing enterocolitis (severe inflammation of the infant bowels) or death by 36 weeks corrected gestational age between the AMAG-423 and placebo arms. Secondary endpoints include the change from baseline in maternal creatinine clearance, maternal incidence of pulmonary edema during treatment and the period of time between treatment and delivery. In addition to these endpoints, information on both maternal as well as neonatal outcomes and complications related to preeclampsia and/or prematurity will be collected and analyzed. Severe preeclampsia presents challenges to enrollment as it is an extremely complex and dynamic condition; oftentimes, the patient needs be scheduled for immediate delivery. While we continue to work to obtain the necessary country approvals, opening new sites as well as implementing and optimizing strategies to enhance enrollment, the serious nature of the condition under study and the characteristics of the patient population make it difficult for us to predict the timing of enrollment completion.

Preeclampsia

Preeclampsia is a multi-system disorder that occurs only during pregnancy and the postpartum period and affects both the mother and baby. Preeclampsia is the leading cause of maternal morbidity and mortality and typically develops in women after 20 weeks of pregnancy and is characterized by elevated blood pressure, as well as vascular abnormalities, that can lead to end organ damage, intrauterine growth restriction and premature delivery. Premature delivery can lead to a number of serious health consequences for the infant, including intraventricular hemorrhage or necrotizing enterocolitis. Each year approximately 140,000 pregnant women in the U.S. are affected by preeclampsia, with approximately 50,000 impacted by severe preeclampsia, a more serious form of the condition that can be life threatening to both the mother and the baby. Severe preeclampsia can result in acute, as well as long-term, complications and a progressive deterioration in the clinical presentation for both the mother and the baby. There are currently no effective or FDA-approved treatments that address the underlying pathophysiology of preeclampsia or severe preeclampsia. Delivery of the baby is the only definitive way to prevent the progression of the condition and the development of further complications. Therefore, the management of severe preeclampsia is focused on medications to address the symptoms, such as antihypertensives for the urgent control of severe hypertension and magnesium sulfate for the prevention of seizures as well as early delivery of the baby. While oftentimes features of severe preeclampsia can be an indication for delivery, in centers that are well equipped to continuously monitor the status of the mother and the fetus, the physician may choose not to immediately deliver and practice expectant management instead. Expectant management refers to an approach whereby the patient with preeclampsia is managed in an inpatient setting through standard of care measures (including corticosteroids to promote fetal lung maturation) while at the same time constantly evaluating the dynamic risks and benefits by monitoring both the mother and the baby, with the goal of increasing the gestational age and improving neonatal outcome.

Ciraparantag

In January 2019, we acquired ciraparantag with our acquisition of Perosphere Pharmaceuticals Inc. (“Perosphere”), a privately-held biopharmaceutical company pursuant to an Agreement and Plan of Merger (the “Perosphere Agreement”). Ciraparantag is a small molecule anticoagulant reversal agent in development as a single dose solution that is delivered intravenously to reverse the effects of certain NOACs (Xarelto®(rivaroxaban), Eliquis®(apixaban), and Savaysa®(edoxaban)) as well as Lovenox® (enoxaparin sodium injection), a low molecular weight heparin (“LMWH”) when reversal of the anticoagulant effect of these products is needed for emergency surgery, urgent procedures or due to life-threatening or uncontrolled bleeding. Ciraparantag has been granted Fast Track designation by the FDA.

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

The use of NOAC therapy represents the fastest-growing segment of the anticoagulant market in the U.S. with approximately six million patients in the U.S. and nine million patients in certain ex-U.S. countries currently on NOAC and LMWH therapy. In January 2019, the American Heart Association released updated guidelines recommending the use of NOACs over warfarin in the majority of patients with atrial fibrillation. Bleeding is the major complication of anticoagulant treatment, particularly for those patients coming in for emergency surgery or other urgent procedures. Approximately 1.5% to 2.0% of patients on NOACs are at risk for serious bleeding complications each year. Prior to 2015, there were no FDA-approved reversal agents for these anticoagulants. Currently, Praxbind®(idarucizumab) is approved for the reversal of Pradaxa® and Andexxa® (coagulation factor Xa (recombinant), inactivated-zhzo) is approved for the reversal of Eliquis® and Xarelto® to treat uncontrolled bleeding in the U.S. as well as in Europe (under the trade name Ondexxya™).

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

We are planning to conduct a clinical study in healthy volunteers to confirm the proposed dose of ciraparantag to be used in the Phase 3 program, after reaching peak steady state blood concentrations of certain NOAC drugs. This proposed study will utilize an automated coagulometer developed by Perosphere Technologies, Inc. (“Perosphere Technologies”), an independent company, to measure WBCT. An investigational device exemption, which Perosphere Technologies will submit once the design of the healthy volunteer study is finalized, is required for use of the coagulometer in clinical studies. Over the past several months, Perosphere Technologies has completed additional analytic studies and we have continued to work with the FDA on the design of this next clinical study. Following the completion of this study, we plan to schedule an End of Phase 2 meeting with the FDA to discuss the design of the Phase 3 program to evaluate the safety and efficacy of ciraparantag in the target patient population. We currently expect enrollment in the healthy volunteer study to be completed by the end of 2020, assuming our proposed protocol is acceptable to the FDA and that additional dose exploration is not needed.

In December 2019, we entered into a termination and settlement agreement with Daiichi Sankyo, Inc. to terminate a clinical trial collaboration agreement we acquired in connection with the Perosphere transaction. Under the terms of the settlement agreement, we received $10.0 million in December 2019 as a termination payment from Daiichi Sankyo, Inc. In 2019, we also recognized $6.4 million of deferred revenue that we acquired from Perosphere related to the original agreement.

MuGard

We acquired the U.S. commercial rights to MuGard, a prescription oral mucoadhesive, under a June 2013 license agreement with Abeona (the “MuGard Rights”). We ceased selling MuGard at the end of 2019.

Collaboration, License and Other Strategic Agreements

We are currently a party to the following collaborations and other arrangements:

Velo

In September 2018, we acquired the global rights to AMAG-423. As part of the acquisition, in September 2018 we paid Velo an upfront option exercise fee of $12.5 million. We are obligated to pay Velo a $30.0 million milestone payment upon FDA approval of AMAG-423. In addition, we are obligated to pay sales milestone payments to Velo of up to $240.0 million in the aggregate, triggered at various annual net sales thresholds between $300.0 million and $900.0 million and low-single digit royalties based on net sales. Further, we have assumed additional obligations under a previous agreement entered into by Velo with a third party, including a $5.0 million milestone payment upon FDA approval of AMAG-423 and $10.0 million following the first commercial sale of AMAG-423, payable in quarterly installments as a percentage of quarterly gross commercial sales until the obligation is met. We are also obligated to pay the third party low-single digit royalties based on net sales.

Perosphere

In January 2019, we acquired Perosphere, a privately-held biopharmaceutical company focused on developing ciraparantag, a small molecule anticoagulant reversal agent. Pursuant to the Perosphere Agreement, in January 2019, we paid Perosphere approximately $50.0 million. In addition, we used available cash to repay $12.0 million of Perosphere’s term loan indebtedness and assumed approximately $6.2 million of Perosphere’s other liabilities. We are obligated to pay future contingent consideration of up to an aggregate of $365.0 million (the “Milestone Payments”), including (a) up to an aggregate of $140.0 million that becomes payable upon the achievement of specified regulatory milestones for ciraparantag (the “Regulatory Milestone Payments”), including a $40.0 million milestone payment upon approval of ciraparantag by the European Medicines Agency and (b) up to an aggregate of $225.0 million that becomes payable conditioned upon the achievement of specified sales milestones (the “Sales Milestone Payments”). If the final label approved for ciraparantag in the U.S. includes a boxed warning, the Regulatory Milestone Payments shall no longer be payable, and any previously paid Regulatory Milestone Payments shall be credited against 50% of any future Milestone Payments that otherwise becomes payable. The first Sales Milestone Payment of $20.0 million will be payable upon annual net sales of ciraparantag of at least $100.0 million.

Antares

In connection with a development and license agreement (the “Antares License Agreement”) with Antares we have an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to certain intellectual property rights, including know-how, patents and trademarks, to develop, use, sell, offer for sale and import and export the Makena auto-injector. Under the terms of the Antares License Agreement, as amended in March 2018, we are responsible for the clinical development and preparation, submission and maintenance of all regulatory applications in each country where we desire to market and sell the Makena auto-injector, including the U.S. We are required to pay royalties to Antares on net sales of the Makena auto-injector until the Antares License Agreement is terminated (the “Antares Royalty Term”). The royalty rates range from high single digit to low double digits and are tiered based on levels of net sales of the Makena auto-injector and decrease after the expiration of licensed patents or where there are generic equivalents to the Makena auto-injector being sold in a particular country. In addition, we are required to pay Antares sales milestone payments upon the achievement of certain annual net sales. The Antares License Agreement terminates at the end of the Antares Royalty Term, but is subject to early termination by us for convenience and by either party upon an uncured breach by or bankruptcy of the other party. See below under “Manufacturing” for a description of the manufacturing agreement entered into with Antares in March 2018.

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

Feraheme

We are party to a commercial supply agreement with Sigma-Aldrich, Inc. (“SAFC”) pursuant to which SAFC agreed to manufacture and we agreed to purchase the API for use in the finished drug product of ferumoxytol for commercial sale as well as for use in clinical trials (as amended, the “SAFC Agreement”). Subject to certain conditions, the SAFC Agreement provides that we purchase all of our API from SAFC. The SAFC Agreement has an initial term that ends on December 31, 2020, which may be automatically extended thereafter for additional two year periods, unless canceled by us or SAFC within an agreed-upon notice period.

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

Makena

In June 2018, we entered into a commercial supply agreement with SAFC, Inc. (“SAFC Makena”) to supply us with API for use in the finished Makena product (the “SAFC Makena Agreement”). The SAFC Makena Agreement requires that we satisfy certain minimum purchase requirements, but we are not obligated to use SAFC Makena as our sole supplier of Makena API. The SAFC Makena Agreement expires on June 4, 2021 and may be automatically extended thereafter for additional two year periods, unless canceled by us or SAFC Makena within an agreed-upon notice period. The SAFC Makena Agreement may be terminated by either us or SAFC Makena in the event of a material breach of the agreement by the other party provided that the breaching party fails to cure such breach within an agreed-upon notice period or insolvency by either party.

In June 2017, we entered into a product supply agreement with Pfizer, Inc. (“Pfizer”) (Kalamazoo facility) to supply us with the API for use in the finished Makena product (the “Pfizer API Agreement”). The Pfizer API Agreement requires that we satisfy certain minimum purchase requirements but we are not obligated to use Pfizer as our sole supplier of Makena API. The Pfizer API Agreement expires on June 1, 2020 and may be extended thereafter for additional one year periods upon mutual agreement of the parties, unless canceled by us or Pfizer within an agreed-upon notice period. The Pfizer API Agreement may be terminated by either us or Pfizer in the event of an uncured material breach by or insolvency of the other party.

In September 2018, we entered into a contract manufacturing agreement with Fresenius Kabi Austria GmbH (“Fresenius”) to manufacture the pre-filled syringes used in the Makena auto-injector product (the “Fresenius Agreement”). The Fresenius Agreement requires that we satisfy certain minimum purchase requirements, but we are not obligated to use Fresenius as our sole supplier of pre-filled syringes. The Fresenius Agreement will continue for a set period of time, including mutually agreed upon additional renewals, but may be terminated by either us or Fresenius in the event of an uncured material breach by or insolvency of the other party, by Fresenius if we undergo a change of control to a competitor of Fresenius or by us if Fresenius fails to obtain or maintain any material government licenses or approvals.

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

Products in Development

We are party to an exclusive agreement with Protherics UK Ltd, a subsidiary of BTG plc (“BTG”), for the manufacture of AMAG-423 drug substance for use in the AMAG-423 commercial product (the “BTG Agreement”). BTG has also agreed to supply drug product for our current ongoing clinical trial. BTG owns the rights to digoxin immune fab (ovine), the active ingredient of AMAG-423, which has been marketed in the U.S. for many years as an FDA-approved treatment for patients with life-threatening or potentially life-threatening digoxin toxicity or overdose. Under the terms of the BTG Agreement, we are required to differentiate our product from their product, DigiFab®, including without limitation, via labeling, dosage and/or formulation and if we are unable to show differentiation, we may be in breach of the agreement, which could give BTG the right to terminate the agreement and subject us to penalties. In addition, the BTG Agreement provides that we satisfy certain minimum purchase requirements. We will need to enter into one or more additional agreements to manufacture AMAG-423 drug product, especially if it is approved and we need to meet commercial demand.

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

One of our U.S. Feraheme patents received a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, (the “Hatch-Waxman Act”) and will expire in June 2023, and the other U.S. patents relating to Feraheme will expire in 2020. In addition, in March 2018, we and Sandoz Inc. (“Sandoz”) entered a stipulation of dismissal pursuant to a settlement agreement that dismissed and resolved a patent infringement suit regarding an abbreviated new drug application (“ANDA”) submitted to the FDA by Sandoz. According to the terms of the settlement, if Sandoz receives FDA approval of its ANDA by a certain date, Sandoz may launch its generic version of Feraheme on July 15, 2021, or earlier under certain circumstances customary for settlement agreements of this nature. Sandoz will pay a royalty on the sales of its generic version of Feraheme to us until the expiration of the last Feraheme patent listed in the Orange Book. If Sandoz is unable to secure approval by such date, Sandoz will launch an authorized generic version of Feraheme supplied by us on July 15, 2022 for up to 12 months. Sandoz’s right to distribute, and our obligation to supply, the authorized generic product shall be in accordance with standard commercial terms and profit splits.

Our U.S. patents related to the Makena auto-injector product will expire in 2036, and we have a pending patent application related to the Makena auto-injector product. In addition, we have a license to several U.S. patents and patent applications from Antares related to the Makena auto-injector device and drug-device combination with expiration dates between 2026 and 2034. Our issued patent and Antares’ eligible patents are listed in the Orange Book for the Makena auto-injector product.

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

•	Ferrlecit®, a sodium ferric gluconate, which is marketed by Sanofi-Aventis U.S. LLC, is approved for use only in hemodialysis patients; and

•	Auryxia®(ferric citrate), an oral phosphate binder, which is marketed by Akebia Therapeutics, Inc., is approved in the U.S. for the treatment of IDA in adult patients with CKD not on dialysis.

In addition to the currently marketed products described above, in the future Feraheme will likely compete with Monoferric™ (iron isomaltoside 1000 for injection) (global brand name Monofer®), which is marketed by Pharmacosmos A/S in over 30 countries outside the U.S., including Canada. In January 2020, Monoferric® (ferric derisomaltose) injection 100 mg/mL was approved by the FDA for the treatment of IDA in adult patients who have intolerance to oral iron or have had unsatisfactory response to oral iron or who have non-hemodialysis dependent CKD. Monoferric® can be administered in a single-dose 1,000 mg infusion and does not have a boxed warning, which healthcare providers or patients may prefer over multi-dose products with a boxed warning like Feraheme. We are aware that American Regent filed a lawsuit in February 2020 against Pharmacosmos alleging that Monoferric® infringes two of American Regent’s patents. In addition, there are several hypoxia inducible factor stabilizers in various stages of development to treat anemia related to CKD that could potentially compete with Feraheme in the future, a number of which are currently in Phase III trials.

Companies that manufacture generic products typically invest far fewer resources in research and development than the manufacturers of branded products and can therefore price their products significantly lower than those branded products already on the market. Therefore, competition from generic IV iron products could limit our sales. Feraheme may face future competition from generic IV iron replacement therapy products. For example, under our settlement agreement with Sandoz, if Sandoz receives FDA approval by a certain date, Sandoz may launch its generic version of Feraheme on July 15, 2021. If Sandoz is unable to secure approval by such date, Sandoz may launch an authorized generic version of Feraheme on July 15, 2022 for up to twelve months.

Based on sales data provided to us by IQVIA Holdings Inc. (“IQVIA”), we estimate that the size of the total 2019 U.S. non-dialysis IV iron replacement therapy market was approximately 1.5 million grams, which represents an increase of approximately12% over 2018. Based on this IQVIA data, the following represents the 2019 and 2018 U.S. market share allocation of the total non-dialysis IV iron market based on the volume of IV iron administered:

	2019 U.S. Non-dialysis IV Iron Market	2018 U.S. Non-dialysis IV Iron Market

	(1.52 million grams)	(1.36 million grams)
Injectafer®	35%	33%
Venofer®	32%	34%
Feraheme	17%	15%
Generic sodium ferric gluconate	8%	9%
INFeD®	5%	6%
Ferrlecit®	3%	3%
The market share data listed in the table above is not necessarily indicative of the market shares in dollars due to the variations in selling prices among the IV iron products.

Makena

Makena competition currently comes mainly from generic formulations of HPC injections as well as from pharmacies that compound a non-FDA approved version of Makena. Currently, there are five generic versions of Makena, sold as 1ml and/or 5ml IM vials and no generic auto-injector products. We expect to face additional competition for Makena from future generic products as well as potentially from products currently in development that offer alternative formulations or routes of administration, such as an oral HPC product.

Based on IQVIA data and internal analytics, we estimate that in the fourth quarter of 2019, the Makena auto-injector made up approximately 63% of the total prescriptions written for all FDA-approved HPC products. In addition to FDA-approved products for the approved indication, other at-risk patients are treated with compounded formulations of HPC or other therapies, such as vaginal progesterone, which are not approved for women pregnant with a single baby with a prior history of singleton spontaneous preterm birth. Given the current uncertainty of Makena, healthcare providers may utilize these alternatives with increasing frequency.

Ciraparantag

Currently, we expect ciraparantag, if approved, will compete primarily with Andexxa® (coagulation factor Xa (recombinant), inactivated-zhzo), which was approved in 2018 in the U.S. and in 2019 in Europe (under the trade name Ondexxya™) for the reversal of Eliquis® and Xarelto® for patients treated with Eliquis® and Xarelto®, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. Andexxa® is also in development for the reversal of Savaysa® and Lovenox®. Ciraparantag is in development as an anticoagulant reversal agent to reverse the effects of Eliquis®, Xarelto®, Savaysa® and Lovenox®. Based on clinical data to date, we expect that ciraparantag will be a ready-to-use product with the potential to be stored at room temperature and to be administered at a fixed dose for the NOACs and LMWH being studied.

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

Our sales and marketing organization uses a variety of common pharmaceutical marketing strategies and methods to promote Feraheme, including sales calls to purchasing entities, such as hospitals and hematology and oncology clinics, in addition to individual physicians or other healthcare professionals, medical education symposia, promotional materials, local and national educational programs, and scientific meetings and conferences. In addition, we provide customer service and other related programs for Feraheme, including prescription coverage information support services, a patient assistance program for eligible uninsured or functionally under-insured patients and a customer service call center.

Makena

Makena prescriptions are dispensed via the payer-preferred pharmacy networks or purchased directly by hospitals, government agencies and integrated delivery networks. Our sales and marketing teams use a variety of strategies and focused, multi-channel methods to promote Makena, including dedicating a managed care team to focus on health plans, including commercial payers, pharmacy benefit managers, and managed Medicaid plans as well as fee-for-service Medicaid programs.

In addition, we offer customer support through the Makena Care Connection, which is designed to help navigate each individual patient’s needs throughout the Makena prescription process, including confirming insurance coverage, providing education and support on prior authorizations (when applicable), and working in collaboration with a payer-preferred pharmacy and home health agency to help ensure timely initiation of therapy. The Makena Care Connection also screens eligible patients for and enrolls eligible patients in financial assistance programs including (a) our copay savings program, which helps lower the out-of-pocket cost for commercially insured patients whose plan covers Makena, and (b) our patient assistance program, which provides a full course of therapy at no cost to eligible uninsured and commercially underinsured patients. Additionally, the Makena Care Connection offers education and adherence support to eligible patients to assist with increasing patient compliance by encouraging adherence to the weekly Makena injection schedule.

Product Supply Chain
We outsource a number of our product supply chain services for our products to third-party logistics providers, including services related to warehousing and inventory management, distribution, chargeback processing, accounts receivable management, sample distribution to our sales force and customer service call center management.
Major Customers
The following table sets forth customers who represented 10% or more of our total revenues for 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
McKesson Corporation	36%	26%	24%
AmerisourceBergen Drug Corporation	28%	27%	26%
Cardinal Health	13%	< 10%	< 10%

The loss of any of the above customers would have a material adverse effect on our business.

Government Regulation
Overview
Our activities are subject to extensive regulation by numerous governmental authorities in the U.S. The Food, Drug & Cosmetic Act (the “FDCA”), FDA regulations and other federal and state statutes and regulations govern, among other things, the research and development, approval, label, post-approval monitoring and reporting of adverse events, manufacturing, quality control, recordkeeping, storage, distribution, and advertising and promotional labeling of pharmaceutical and biological products and medical devices.
Failure to comply with any of the applicable U.S. requirements may result in a variety of administrative or judicially imposed sanctions including, among other things, the regulatory agency’s refusal to approve pending applications, suspension, variations or withdrawals of approval, clinical holds, “warning” or “untitled” letters, product recalls, product seizures, total or partial suspension of operations, injunctions, fines, civil penalties, or criminal prosecution.

Product Development and Approval Process
Clinical Development
Before we may market a new product, we must obtain FDA approval of a New Drug Application (“NDA”) for a drug product or a Biologics License Application (“BLA”) for a biologic, such as AMAG-423. The FDA may approve an NDA or BLA if, among other requirements, the safety and efficacy of the drug candidate can be established based on the results of preclinical and clinical studies.
Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including good laboratory practice regulations.
Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with good clinical practices (“GCPs”), which include the requirement that all research subjects provide their informed consent for their participation in any clinical testing. Prior to beginning a clinical trial, an investigational new drug application (an “IND”), which is a request for authorization from the FDA to administer an investigational new drug to humans in clinical trials, must be submitted to the FDA and must become effective. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND application. Additionally, approval must also be obtained from each clinical trial site’s institutional review board (“IRB”), before any trials may be initiated, and the IRB must monitor the trial until completed. Additional ongoing regulatory requirements apply throughout the course of a clinical trial, including requirements governing the reporting of certain ongoing clinical trials and clinical trial results to public registries.

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

Submission and FDA Review of NDAs, sNDAs, BLAs and sBLAs

Following the successful completion of clinical trials, the sponsor submits the results to the FDA as part of an NDA or BLA. The NDA or BLA must also include the results of preclinical tests and studies, as the FDA requires submission of all relevant data available from pertinent nonclinical studies and clinical trials, as well as, among other required information, information related to the preparation and manufacturing of the drug or biologic candidate, analytical methods, and proposed packaging and labeling. Pursuant to agreements reached during reauthorization of the Prescription Drug User Fee Act (“PDUFA”), the FDA has a goal of acting on most original NDAs and BLAs within six months or ten months of the application submission or filing date (the FDA conducts a preliminary review of all NDAs and BLAs within the first 60 days after submission before accepting them for filing), depending on the nature of the drug. Once the NDA or BLA submission has been accepted for filing (60 days post receipt of the application by the FDA, if at all), the FDA typically takes ten months to review the application and respond to the applicant. The review process may be extended by FDA requests for additional information or clarification. The FDA may delay or refuse approval of an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

The FDA may also refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts. The FDA can also call an advisory committee at other times and for other purposes, such as to discuss the results of post-approval studies. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Where a sponsor wishes to expand the originally approved prescribing information, such as adding a new indication, it must submit and obtain approval of an sNDA or supplemental BLA (“sBLA”). Changes to an indication generally require additional clinical studies, which can be time-consuming and require the expenditure of substantial additional resources. Under PDUFA, the target timeframe for the review of an sNDA to add a new clinical indication is six or ten months from the receipt date, depending on whether or not the sNDA has priority review. As with an NDA or BLA, if the FDA determines that it cannot approve an sNDA in its current form, it will issue a complete response letter as discussed above.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA has a number of programs intended to help expedite testing, review, and approval of drug candidates that meet the applicable eligibility criteria such as Fast Track designation, Breakthrough Therapy designation, Priority Review designation and accelerated approval. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. For a Fast Track-designated product, the FDA may consider review of completed sections of an NDA or BLA on a rolling basis provided the sponsor provides, and the FDA accepts, a schedule for the submission of the completed sections of the NDA or BLA. This process is called rolling review. However, the FDA’s time period goal for reviewing a rolling review application does not begin until the last section of the application is submitted.

A drug may be eligible for Breakthrough Therapy designation if the drug is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides for frequent meetings between the sponsor and the FDA, involving senior and experienced review staff, as appropriate, in a collaborative, cross-functional review and the assignment of an FDA project lead to facilitate efficient review of the development program and serve as a scientific liaison with the sponsor. Breakthrough Therapy designation comes with all of the benefits of Fast Track designation, which means that the sponsor may also be eligible for rolling review.

A product submitted to the FDA for marketing, including under a Fast Track or Breakthrough Therapy program, may be eligible for other types of FDA programs intended to expedite development or review, such as priority review and accelerated approval. Priority review means that, for a new molecular entity or original BLA, the FDA sets a target date for FDA action on the marketing application at six months after accepting the application for filing as opposed to ten months. A product is eligible for priority review if it is designed to treat a serious or life-threatening disease condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review. If criteria are not met for priority review, the application for a new molecular entity or original BLA is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

A product may also be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the disease or condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a product or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for approval.

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

NDA applicants and holders must provide certain information about patents related to the branded drug for listing in the Orange Book. When an ANDA is submitted, it must contain one of several possible certifications regarding each of the patents listed in the Orange Book for the branded product that is the reference listed drug. A certification that a listed patent is invalid, unenforceable, or will not be infringed by the sale of the proposed product is called a Paragraph IV certification. If the applicant has provided a Paragraph IV certification to the FDA, the applicant must also send appropriate notice of the Paragraph IV certification to the NDA and patent holders within 20 days of the ANDA or 505(b)(2) application (a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted) being accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of expiration of the patent, a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant, or 30 months after the receipt of the Paragraph IV notice (which can be extended if the reference product has 5-year exclusivity and the ANDA or 505(b)(2) application is submitted between four and five years after approval of the reference product).

The Hatch-Watchman Act also provides for a 180-day period of generic product exclusivity for the first generic applicant to submit an ANDA with a paragraph IV certification for a generic version of an NDA-approved drug. Generic pharmaceutical products that are introduced by innovator companies, either directly or through partnering arrangements with other generic companies, are known as authorized generics. Authorized generics are equivalent to the innovator companies' brand name drugs but are sold at relatively lower prices than the brand name drugs. An authorized generic product may be marketed during the 180-day exclusivity period granted to the first manufacturer to submit an ANDA with a Paragraph IV certification for a generic version of the brand product.

Adverse Event Reporting

The FDA requires a sponsor to submit reports of certain information on side effects and adverse events associated with its products that occur either during clinical trials or after marketing approval. These requirements include specific and timely notification of certain serious, unexpected and/or frequent adverse events, as well as regular periodic reports summarizing adverse drug experiences. Failure to comply with these FDA safety reporting requirements may result in FDA regulatory action that may include civil action or criminal penalties. In addition, as a result of these reports, the FDA could create a Tracked Safety Issue for a product in the FDA’s Document Archiving, Reporting and Regulatory Tracking System, place additional limitations on an approved product’s use, such as through labeling changes, or, potentially, could require withdrawal or suspension of the product from the market. In addition, the FDA could require post-approval studies or impose distribution and use restrictions and other requirements via a risk evaluation and mitigation strategy (“REMS”) based upon new safety information obtained through adverse event reporting (discussed further below).

FDA Post-Approval Requirements

Even if initial approval of an NDA, sNDA, BLA, or sBLA is granted, such approval may be subject to post-approval regulatory requirements, any or all of which may adversely impact a sponsor’s ability to effectively market and sell the approved product. The FDA may require the sponsor to conduct Phase 4 clinical trials, also known as post-marketing requirements, to provide additional information on safety and efficacy. In addition, the FDA and the sponsor may agree to the conduct of certain post-market studies, known as post-marketing commitments, to further obtain safety and efficacy information. The results of such post-marketing requirement or commitment studies may be negative and could lead to limitations on the further marketing of a product, including safety labeling changes. In addition, the FDA may require a sponsor to implement a REMS, which may include distribution or use restrictions to manage a known or potential serious risk associated with the product. Failure to comply with REMS requirements may result in civil penalties. Further, if an approved product encounters any safety or efficacy issues, including drug interaction problems, the FDA has broad authority to require the sponsor to take any number of actions, including, but not limited to, undertaking post-approval clinical studies, implementing labeling changes, adopting a REMS, issuing Dear Health Care Provider letters, or removing the product from the market. Under PREA, the FDA may require pediatric assessment of certain drugs unless waived or deferred due to the fact that necessary studies are impossible or highly impractical to conduct in the specified age group or where the drug is not likely to be used in a substantial number of pediatric patients in that age group.

FDA Regulation of our Products
FDA Regulation of Product Advertising and Promotional Labeling
The FDA also regulates all advertising and promotional labeling for prescription drugs, both prior to and after approval. Approved pharmaceutical products must be promoted in a manner consistent with their product label, including the scope of their approved use. The FDA may take enforcement action against a company for promoting unapproved uses of a product (“off-label promotion”) or for other violations of its advertising and promotional labeling laws and regulations. Failure to comply with these requirements could lead to, among other things, adverse publicity, product seizures, civil or criminal penalties, or regulatory letters, which may include warnings and require corrective advertising or other corrective communications to healthcare professionals.
Promotional labeling and advertising materials for all prescription pharmaceutical products must be submitted to the FDA’s Office of Promotional Drug Products (“OPDP”) at the time of initial dissemination or publication. However, under the accelerated approval regulations, promotional materials for drugs or biologics approved under Subpart H or E, respectively, and not yet converted to a full marketing approval, such as Makena, must be submitted for review to the OPDP at least 30 days prior to the intended time of initial dissemination of the promotional labeling or initial publication of the advertisement. This extra requirement means that there is a longer lead time before we are able to introduce new promotional material to the market for Makena and other products approved via the accelerated approval pathway and sponsors are subject to increased scrutiny prior to using promotional pieces.

FDA Regulation of Manufacturing Facilities
Manufacturing procedures and quality control for approved drugs must conform to cGMP. Domestic manufacturing establishments must follow cGMP at all times and are subject to periodic inspections by the FDA in order to assess, among other things, cGMP compliance. In addition, prior to approval of an NDA, sNDA, BLA, or sBLA, the FDA will often perform a pre-approval inspection of the sponsor’s manufacturing facility, including its equipment, facilities, laboratories and processes, to determine the facility’s compliance with cGMP and other rules and regulations. Vendors that supply finished products or components to the sponsor that are used to manufacture, package, and label products are subject to similar regulation and periodic inspections. If the FDA identifies deficiencies during an inspection, it may issue a formal notice, which may be followed by a warning letter if observations are not addressed satisfactorily. FDA guidelines specify that a warning letter should be issued for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may result in agency consideration of an enforcement action.
Product approval may be delayed or denied due to cGMP non-compliance or other issues at the sponsor’s manufacturing facilities or contractor sites or suppliers included in the NDA, sNDA, BLA or sBLA, and the complete resolution of these inspectional findings may be beyond the sponsor’s control. If the FDA determines that the sponsor’s equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against the sponsor, including suspension of its manufacturing operations.

Orphan Drug Exclusivity

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000. The company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application for the same drug for the same orphan indication during the exclusivity period, except in very limited circumstances. A designated orphan drug may not receive orphan drug exclusivity for an approved indication if that indication is for the treatment of a condition broader than that for which it received orphan drug designation. In addition, orphan drug exclusivity marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Finally, the FDA may approve a subsequent drug that is otherwise the same as a currently approved orphan drug for the same orphan indication during the exclusivity period if the sponsor of the subsequent drug can demonstrate that the drug is clinically superior to the already approved drug. According to FDA regulations, clinical superiority may be demonstrated by showing that a drug is more effective in a clinical trial, safer in a substantial portion of the target population, or provides a major contribution to patient care relative to the currently approved drug.

Fraud and Abuse Laws and Regulations

Our general operations, and the research, development, manufacture, sale, and marketing of our products, are subject to extensive federal and state laws and regulations, including, but not limited to, FDA regulations, the Federal Anti-Kickback Statute (“AKS”), the Federal False Claims Act (“FCA”), and the Foreign Corrupt Practices Act (“FCPA”), and their state analogues, and similar laws in countries outside of the U.S., laws governing sampling and distribution of products and government price reporting laws.

•
The AKS prohibits the knowing and willful exchange of remuneration (which the statute broadly defines as anything of value) for referrals for any item or service payable by federal healthcare programs, including prescription drugs, biologics, or medical devices. Liability may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, federal law now provides that the government may assert that a claim including items resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA, described below. Violations of the AKS carry potentially significant civil and criminal penalties, including imprisonment, fines, administrative civil monetary penalties and exclusion from participation in federal healthcare programs. Many states have enacted similar anti-kickback laws, including in laws that prohibit paying or receiving remuneration to induce a referral or recommendation of an item or service reimbursed by any payer, including private payers.

•
The FCA imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for reimbursement of drugs for payment by a federal healthcare program. The FCA also prohibits making, using or causing to be made or used a false statement or record material to payment of a false claim, avoiding, decreasing or concealing an obligation to pay money to the federal government, or having possession, custody, or control of property or money used, or to be used, by the federal government and knowingly delivering or causing to be delivered, less than all of that money or property. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers so that claims are presented for payment for a condition other than that for which the patient was treated. Claims which include items resulting from a violation of the AKS are false or fraudulent claims for purposes of the FCA. The FCA permits a private individual called a Relator (also referred to as a “whistleblower”) to bring a “qui tam” action (a lawsuit in which the Relator sues on behalf of the federal government and shares in any monetary recovery. Government enforcement agencies and Relators have asserted liability under the FCA for, among other things, claims for items not provided as claimed or for medically unnecessary items, kickbacks, promotion of off-label uses, and misreporting of drug prices to federal agencies. Many states have enacted similar false claims laws, including in some cases laws that apply where a claim is submitted to any third-party payer, not just government programs.

•
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, contain many provisions applicable to pharmaceutical companies, including the HIPAA Privacy Rule and the codification of Health Care Fraud as a criminal offense. These laws impose criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program (including private payer programs), or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items, or services. The HIPAA Privacy Rule establishes standards to protect personal health information. The laws impose both civil monetary and criminal penalties, including penalties directly applicable to “business associates” of HIPAA covered entities, and authorize state attorneys general to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•
The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), imposed annual federal reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2012, these reporting obligations were extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Many states have also enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state and make periodic public disclosure on sales and marketing activities and prohibiting certain other sales and marketing practices. If we fail to track and report as required by these laws, we could be subject to state and federal penalty provisions.

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

Our activities relating to the sale and marketing of our products may be subject to scrutiny under the above referenced laws. Federal and state authorities continue to devote significant attention and resources to enforcement of these laws within the pharmaceutical industry, and private individuals have been active in bringing lawsuits on behalf of the government under the FCA. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry; however, these laws are broad in scope and there may not be regulations, guidance, or court decisions that definitively interpret these laws in the context of particular industry practices. We cannot guarantee that we, our employees, our consultants, or our contractors are or will be in compliance will all federal, state, and foreign regulations. If we or our representatives fail to comply with any of these laws or regulations, a range of administrative, civil and criminal fines, penalties, and/or other sanctions could be imposed on us, including, but not limited to, restrictions on how we market and sell our products, disgorgement, individual imprisonment, significant fines, exclusions from government healthcare programs, including Medicare and Medicaid, litigation, reputational harm, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance or other sanctions. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations. Such investigations or suits may also result in related shareholder lawsuits, which can also have an adverse effect on our business.
Our activities are also subject to regulation by numerous regulatory authorities including the Center for Medicare & Medicaid Services (“CMS”), other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

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

We are also subject to data protection laws and regulations (i.e., laws and regulations that address data privacy and information security). The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

We are also impacted by the data privacy and information security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in the countries in which we do business relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the European Union (the “EU”), the General Data Protection Regulation (“GDPR”) took effect in May 2018 and imposes increasingly stringent data protection and privacy rules. The GDPR extended the geographical scope of EU data protection law to non-EU entities under certain conditions, tightened existing EU data protection principles and created new obligations for companies and new rights for individuals. Guidance, interpretation and enforcement, particularly in the clinical trial space and healthcare space, under the GDPR are still developing. The GDPR may increase our responsibility and potential liability in relation to personal data that we process, expose us to substantial potential fines and increase our compliance costs. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Failure to comply with data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

U. S. Healthcare Reform

Our revenue and operations could be affected by changes in healthcare spending and policy in the U.S. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, the method of delivery or payment for health care products could negatively impact our business, operations and financial condition. The U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, the ACA substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, however, there have been modifications and challenges to numerous aspects of the ACA. In 2020, litigation, regulation, and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. The full impact of the ACA, any law repealing. replacing, and/or modifying elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. Individual states in the U.S. have passed legislation and implemented regulations requiring reporting related to notification of certain price increases and submissions on justifications for certain price increases. The enforcement of individual state requirements is uncertain, but failure to comply could expose us to substantial financial penalties and the potential for adverse publicity. The number of states establishing requirements to report pricing or otherwise designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing is likely to continue to increase, creating a regulatory landscape of substantial complexity. The pace of change and varying demand of individual state requirements may make it very difficult to comply.
Drug-Device Combination Regulation

Combination products are defined by the FDA to include products composed of two or more regulated components (e.g., a drug and a device). Drugs and devices each have their own regulatory requirements, and combination products may have additional requirements. The Makena auto-injector and Vyleesi are considered drug-device combination products because of their injection delivery devices and are regulated under this framework.

Medical Device Regulation

All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s Investigational Device Exception (“IDE”) regulations that among other things, govern investigational device labeling, prohibit promotion of the investigational device, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. The IDE application must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the company that the investigation is on hold and may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE that requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

Medical devices are similarly subject to FDA clearance or approval and extensive post-approval regulation under the FDCA. Authorization to commercially distribute a new medical device in the U.S. is generally received in one of two ways. The first, known as premarket notification (the “510(k) process”), requires a sponsor to obtain 510(k) clearance by demonstrating that the new medical device is substantially equivalent to a legally marketed medical device that is not subject to premarket approval. The second, more rigorous process, known as premarket approval, requires a sponsor to independently demonstrate that the new medical device is safe and effective.

Both before and after a device is commercially released, there are ongoing responsibilities under FDA regulations. For example, the FDA requires that device manufacturers maintain particular reviews, design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. If the FDA were to conclude that a sponsor is not in compliance with applicable laws or regulations, or that any of its medical devices are ineffective or pose an unreasonable health risk, the FDA could, depending on the FDA’s specific findings, require the sponsor to notify healthcare professionals and others that the devices present unreasonable risks of substantial harm to the public health, order a recall, repair, replacement, or refund of such devices, detain or seize adulterated or misbranded medical devices, or ban such medical devices. The FDA may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices and assess civil or criminal penalties against the sponsor or its officers and employees.

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

Coverage by third-party payers depends on several factors, including the third-party’s determination that the product is clinically and cost effective both individually and within its therapeutic class. Third-party payers are increasingly challenging the prices charged for pharmaceutical products (including combination products) and continue to institute cost containment measures to control or influence the purchase of pharmaceutical products, such as through the use of prior authorizations and step therapy. There is a continued scrutiny, intensifying criticism and political focus on pharmaceutical pricing practices at both national and regional levels. Especially in the U.S., state legislators are implementing a variety of regulations intended to increase the transparency of bio-pharmaceutical pricing, which may lead to future price control regulations at state levels. Federally, multiple price control mechanisms have been suggested in the recent past, and bi-partisan focus on the issues remains a high priority. Consolidation of pharmacy benefit managers and managed care organizations is also increasing the pricing pressure in the private sector. If these third-party payers provide an insufficient level of coverage and reimbursement for our products, physicians and other healthcare providers may choose to prescribe alternative products, including generics, which would have an adverse effect on our ability to generate revenues.

Medicaid is a joint federal and state health insurance program that is administered by the states for low-income children, families, pregnant women, and other individuals with disabilities. Under the Medicaid Drug Rebate program we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The calculation of the rebate is defined by law and is based on the quarterly reported average manufacture price (“AMP”) and best price to CMS for each product. The rebate amount is adjusted upward if AMP increases more than inflation as measured by the Consumer Price Index - Urban. The requirements for calculating AMP and best price are complex. We are also required to report revisions to AMP or best price previously reported within a certain period. These revisions could affect our rebate liability for prior quarters. Further, changes to the Medicaid Drug Rebate Program, effective as of April 2016, require state Medicaid programs to reimburse certain brand name covered outpatient drugs at actual acquisition cost plus a dispensing fee. If we fail to provide information timely or we are found to have knowingly submitted false information to the government, the statute governing the Medicaid Drug Rebate program provides for civil monetary penalties.

Medicare is a federal health insurance program, administered by CMS, for people who are 65 or older, and certain people with disabilities or certain conditions, irrespective of their age. Medicare Part B covers (a) products administered by physicians or other healthcare practitioners, (b) products provided in connection with certain durable medical equipment, and (c) certain oral anti-cancer and immunosuppressive drugs. We are required to provide average sales price (“ASP”) information to CMS on a quarterly basis. The submitted information is used to calculate a Medicare payment rate using ASP plus a specified percentage. These rates are adjusted periodically. If we fail to provide information timely or we are found to have knowingly submitted false information to the government, the governing statutes provide for civil monetary penalties.

Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e. drugs that do not need to be injected or otherwise administered by a physician), including combination products. Medicare Part D is a voluntary prescription drug benefit, administered by private prescription drug plan sponsors approved by the U.S. government. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs; and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with the manufacturers and may condition formulary placement on the availability of manufacturer discounts. Manufacturers, including us, are required to provide a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

Effective January 2018, CMS adopted a policy to pay for separately payable, non-pass-through drugs and biologicals other than vaccines purchased through the 340B Drug Pricing Program under the Public Health Services Act (the “340B Program”), with certain exceptions, at the ASP minus 22.5% rather than ASP plus 6%. Drugs not purchased under the 340B Program will continue to be paid for at a rate of ASP plus 6%. This decrease in reimbursement has been challenged in the U.S. District Court for the District of Columbia and was appealed to the U.S. Court of Appeals; a decision is expected in early 2020. There have been significant increases in budget pressure, which may adversely impact premium priced agents, such as Feraheme and Makena.

Our products are available for purchase by authorized users of the Federal Supply Schedule (“FSS”), pursuant to a contract with the Department of Veterans Affairs (“VA”), in which we are required to offer deeply discounted pricing to four federal agencies: VA; Department of Defense (“DOD”); the Coast Guard; and Public Health Service (“PHS”) (including the Indian Health Service) (together the “Big Four”). Coverage under Medicaid, Medicare and the PHS pharmaceutical pricing program is conditioned upon FSS participation. FSS pricing is not to exceed the price we charge our most-favored non-federal customer for a product. In addition, prices for drugs purchased by the Big Four (including products purchased by military personnel and dependents through the TRICARE retail pharmacy program), are subject to a cap on pricing equal to 76% of the non-federal average manufacturer price (non-FAMP). An additional discount applies if the non-FAMP increases more than inflation, as measured by the Consumer Price Index - Urban. If we fail to provide information timely or we are found to have knowingly submitted false information, the governing statute provides for civil monetary penalties.

Federal law requires that any company participating in the Medicaid Drug Rebate program also participate in the PHS’s 340B Program for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B Program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on AMP and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. In addition, we may, but are not required to, offer these covered entities a price lower than the 340B ceiling price.

Federal, state and local governments continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. Since 2017, several states and local governments have either implemented or are considering implementation of price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. To date, no fewer than fifteen states have implemented regulations addressing drug pricing transparency with requirements that may include advance notice of planned price increases, reporting price increase amounts and factors, wholesale acquisition cost (“WAC”) disclosure to prescribers and state agencies, and new product notice and reporting. For example, in 2017, California enacted a new law to facilitate greater transparency in brand-name and generic drug pricing through the implementation of specific advance notice and price reporting requirements for pharmaceutical manufacturers This and other legislation could limit the price and/or payment for prescription drugs. If adequate reimbursement levels are not maintained by government and other third-party payers for our products, our ability to sell our products may be limited and/or our ability to establish acceptable pricing levels may be impaired, thereby reducing anticipated revenues and profitability.

Success of any products we may ultimately seek approval to commercialize outside of the U.S. will depend largely on obtaining and maintaining governmental coverage, as governmental healthcare programs tend to be the dominant third-party payers. Products that are not covered and funded by government entities are unlikely to be used in these markets. We cannot be certain we can obtain coverage and reimbursement for our products in markets outside the U.S. Additionally, ability to market our products on a profitable basis may be limited, given that governments control prices of prescription medicines through mechanisms such as, but not limited to, international price referencing, therapeutic price reference, price cuts, rebates, revenue related taxes, and profit controls. In markets outside the U.S., the price of prescription medicines tends to decline over the life of the medicine and/or as the volume increases, making it difficult to achieve expected growth in revenue.

Products to be Divested

In January 2020, following a review of our product portfolio and strategy, we announced that we would be pursuing options to divest Intrarosa and Vyleesi from our product portfolio.

Intrarosa

In February 2017, we entered into a license agreement (the “Endoceutics License Agreement”) with Endoceutics pursuant to which Endoceutics granted us the U.S. rights to Intrarosa, an FDA-approved product for the treatment of moderate to severe dyspareunia (pain during sexual intercourse), a symptom of VVA, due to menopause. Intrarosa was approved by the FDA in November 2016 and was launched commercially in July 2017. Intrarosa is the only FDA-approved vaginal non-estrogen treatment indicated for the treatment of moderate to severe dyspareunia, a symptom of VVA, due to menopause. Intrarosa contains prasterone, a synthetic form of dehydroepiandrosterone (“DHEA”), which is an inactive endogenous (i.e. occurring in the body) sex steroid. The mechanism of action of Intrarosa is not fully established. Intrarosa is contraindicated in women with undiagnosed abnormal genital bleeding and its label contains a precaution that it has not been studied in women with a history of breast cancer.

Under the terms of the Endoceutics License Agreement, we made an upfront payment of $50.0 million and issued 600,000 shares of unregistered common stock to Endoceutics, which had a value of $13.5 million, as measured on April 3, 2017, the date of closing. In addition, we paid Endoceutics $10.0 million in 2017 upon the delivery by Endoceutics of Intrarosa launch quantities and $10.0 million in 2018 following the first anniversary of the closing. Endoceutics is also eligible to receive certain sales milestone payments and tiered royalties equal to a percentage of net sales of Intrarosa in the U.S.

The Endoceutics License Agreement expires on the date of expiration of all royalty obligations due thereunder unless earlier terminated, including by either party for material breach that is uncured after a 90-day notice period (subject to certain extensions and dispute resolutions provisions). Either party may terminate under certain situations relating to the bankruptcy or insolvency of the other party. We may terminate the Endoceutics License Agreement for a valid business reason upon 365 days prior written notice to Endoceutics, or upon 60 days written notice in the event we reasonably determine in good faith, after due inquiry and after discussions with Endoceutics, that we cannot reasonably continue to develop or commercialize the product as a result of a safety issue regarding the use of Intrarosa. We may also terminate the Endoceutics License Agreement upon 180 days’ notice if there is a change of control of AMAG and the acquiring entity (alone or with its affiliates) is engaged in a competing program (as defined in the Endoceutics License Agreement) in the U.S. or in at least three countries within the EU.

Under the terms of the Endoceutics License Agreement, we received rights to U.S. patents and applications related to Intrarosa that are controlled by Endoceutics. One issued patent includes drug product claims with a term that expires in 2031, and two additional issued patents include method of use claims and pharmaceutical dosage form claims with terms that expire in 2028. Either of the patents expiring in 2028 may be granted up to five years of patent term extension (up to a maximum patent term of 14 years after regulatory approval) pursuant to the Hatch-Waxman Act. However, there is no guarantee that the FDA will grant such an extension.

In April 2017, we entered into an exclusive commercial supply agreement with Endoceutics pursuant to which Endoceutics, itself or through affiliates or contract manufacturers, agreed to manufacture and supply Intrarosa to us (the “Endoceutics Supply Agreement”) and is our exclusive supplier of Intrarosa in the U.S., subject to certain rights for us to manufacture and supply Intrarosa in the event of a cessation notice or supply failure (as such terms are defined in the Endoceutics Supply Agreement). Endoceutics is developing internal manufacturing capabilities for Intrarosa, for which we expect a decision from the FDA in April 2020, which would give Endoceutics additional manufacturing capacity for the U.S. market. The Endoceutics Supply Agreement will generally remain in effect until the termination of the Endoceutics License Agreement.

Intrarosa faces competition from a number of approved products, both branded and generic, as well as certain over the counter and compounded remedies that are marketed for dyspareunia or VVA and over the counter and compounded products that contain DHEA.

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

•	Premarin Vaginal Cream®, a vaginal cream for the treatment of VVA marketed by Pfizer;

•	Osphena®, an oral therapy marketed by Duchesnay Inc. for the treatment of moderate to severe dyspareunia due to menopause;

•	Estring®(estradiol vaginal ring), a vaginal ring marketed by Pfizer for the treatment of VVA due to menopause;

•	Estrace® Cream (Estradiol vaginal cream, USP 0.01%), a vaginal cream for the treatment of VVA marketed by Allergan PLC;

•
IMVEXXY® (estradiol vaginal inserts), an estrogen indicated for the treatment of moderate to severe dyspareunia due to menopause, which was launched in mid-2018 and is marketed by TherapeuticsMD, Inc.;

•	Vagifem® (estradiol vaginal inserts), a suppository marketed by Novo Nordisk A/S for the treatment of VVA; and

•	Over the counter and compounded remedies that are marketed for dyspareunia or VVA and over the counter and compounded products that contain DHEA.

In July 2017, Intrarosa became available for healthcare provider prescribing and can be ordered through wholesalers and retail pharmacies. Despite significant marketing and educational efforts by industry participants intended to spread awareness of the condition and its treatment, studies suggest that women often do not recognize dyspareunia, a symptom of VVA, as a treatable medical condition and are often not aware of treatment options. We will continue to educate healthcare providers and patients on dyspareunia and the benefits of Intrarosa as a treatment option and to support our sampling program, which makes samples of Intrarosa available to healthcare providers through our sales representatives, and to offer a comprehensive copay savings program to patients.

Vyleesi

In January 2017, we entered into a license agreement (the “Palatin License Agreement”) with Palatin Technologies, Inc. (“Palatin”), which provides us with (a) an exclusive license in all countries of North America (the “Palatin Territory”), with the right to grant sub-licenses, to research, develop and commercialize Vyleesi and any other products containing bremelanotide (collectively, the “Vyleesi Products”), (b) a worldwide non-exclusive license, with the right to grant sub-licenses, to manufacture the Vyleesi Products, and (c) a non-exclusive license in all countries outside the Palatin Territory, with the right to grant sub-licenses, to research and develop (but not commercialize) the Vyleesi Products. On June 21, 2019, the FDA approved Vyleesi for the treatment of acquired, generalized HSDD in premenopausal women, and Vyleesi became commercially available in the U.S. in September 2019 through specialty pharmacies.

Under the terms of the Palatin License Agreement, in February 2017 we paid Palatin $60.0 million as a one-time upfront payment and subject to agreed-upon deductions we reimbursed Palatin approximately $25.0 million for reasonable, documented, out-of-pocket expenses incurred by Palatin in connection with the development and regulatory activities necessary to submit the Vyleesi NDA in the U.S. In June 2018, our NDA submission to the FDA for Vyleesi was accepted, which triggered a $20.0 million milestone payment, which we paid to Palatin in the second quarter of 2018. In June 2019, the FDA approval of Vyleesi triggered a $60.0 million milestone payment to Palatin, which we paid and recorded as an intangible asset in the second quarter of 2019. In addition, we are required to pay royalties on net sales of Vyleesi and regulatory and sales milestone payments to Palatin.

Vyleesi, a melanocortin receptor agonist, is an “as needed” therapy used in anticipation of sexual activity and self-administered by premenopausal women with HSDD in the thigh or abdomen via a single-use subcutaneous auto-injector. The most common adverse events are nausea, flushing, injection site reactions, headache and vomiting. Vyleesi is contraindicated in women with uncontrolled hypertension or known cardiovascular disease. In addition, the Vyleesi label includes precautions that it may cause (i) small, transient increases in blood pressure with a corresponding decrease in heart rate; (ii) focal hyperpigmentation (darkening of the skin on certain parts of the body), including the face, gums (gingiva) and breasts; and (iii) nausea.

As part of the approval of Vyleesi, the FDA has required us to conduct three post-marketing studies. Two of these studies (one prospective and one retrospective registry) will be designed to investigate maternal, fetal/neonatal and infant outcomes in women exposed to Vyleesi during pregnancy. The third study will be designed to evaluate potential adverse outcomes from exposure to Vyleesi via breast milk from lactating women.
The Palatin License Agreement expires on the date of expiration of all royalty obligations due thereunder unless earlier terminated in accordance with the agreement. In addition, we have the right to terminate the Palatin License Agreement without cause, in its entirety or on a product-by-product and country-by-country basis, upon at least 180 days prior written notice to Palatin. Either party may terminate the Palatin License Agreement for cause if the other party materially breaches or defaults in the performance of its obligations, and, if curable, such material breach remains uncured for 90 days.
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

Under the Palatin License Agreement, we have exclusive rights in the Palatin Territory to a number of U.S. and foreign patents and applications related to Vyleesi that are owned by Palatin. Certain of Palatin’s patents include claims directed to the Vyleesi drug composition of matter and methods of use thereof with terms expiring in 2020, and other patents include claims directed to methods of treating FSD by subcutaneous administration of compositions that include Vyleesi with terms expiring in 2033. Any one of the issued U.S. patents may be granted up to five years of patent term extension (up to a maximum patent term of 14 years after regulatory approval) pursuant to the Hatch-Waxman Act. We have filed applications for patent term extension for two patents with terms expiring in 2020, but we have not yet received a determination from the U.S. Patent and Trademark Office as to whether patent term extension will be granted and, if so, the duration of such extension.

Vyleesi faces competition primarily from Addyi® (flibanserin), which was introduced into the market in October 2015 for the treatment of HSDD in pre-menopausal women and is marketed by Sprout2 Inc. We are not aware of any company actively developing another melanocortin receptor agonist drug for the treatment of HSDD. However, we are aware of several other drugs at various stages of development, most of which are being developed for the treatment of HSDD that are to be taken on a chronic, typically once-daily, basis. There may be other companies developing new drugs for FSD indications other than HSDD, which may compete with Vyleesi, some of which may be in clinical trials in the U.S. or elsewhere. Vyleesi may also compete with products prescribed “off-label” by healthcare providers.

Vyleesi is distributed nationally through specialty pharmacies. Our marketing strategy focuses on efforts to establish Vyleesi as the preferred option for women and healthcare providers seeking a treatment for HSDD, which we implement through media such as direct-to-consumer marketing in search and social media channels. We also focus our Vyleesi marketing efforts towards healthcare professionals, who play a significant role in increasing HSDD and Vyleesi awareness among their patients. In order to minimize cost and injection barriers to treatment, we have implemented a competitive copay savings program and injection training to healthcare professionals.

Backlog

We had a $1.8 million and $9.1 million sales backlog as of December 31, 2019 and 2018, respectively. We expect to recognize the $1.8 million in the first quarter of 2020, net of any applicable rebates or credits. These backlogs were largely due to timing of orders received by our third-party logistics providers. Generally, product orders from our customers are fulfilled within a relatively short time of receipt of a customer order.

Employees

As of March 2, 2020, we had 440 employees. We utilize consultants and independent contractors on a regular basis to assist in the development and commercialization of our products. Our success depends to a significant extent on our ability to continue to attract, retain and motivate qualified sales, technical operations, managerial, scientific and medical personnel of all levels. Although we believe we have been relatively successful to date in obtaining and retaining such personnel, we may not be successful in the future.

None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

Foreign Operations

We have no foreign operations. We did not have material revenues from customers outside of the U.S. in 2019 and 2018.

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

Risks Related to Our Business and Industry

There can be no assurance that our recently announced strategic review will result in a successful transaction for the divestiture of Intrarosa and Vyleesi or that any such transaction would create any shareholder value. Speculation and uncertainty regarding our decision to divest our women’s health business and the outcome of our actions may adversely impact our business, financial condition, results of operations and stock price.

In January 2020, we announced that we had recently completed a review of our product portfolio and strategy and had engaged Goldman Sachs and Co., LLC as our financial advisor to assist us in identifying and evaluating a range of potential strategic alternatives with the objective of driving near- and long-term profitability and enhancing shareholder value. As a result of this strategic review, we are currently pursuing options for divesting Intrarosa® (prasterone) and Vyleesi® (bremelanotide injection). There can be no assurances that we will identify or effect any transaction to divest Intrarosa or Vyleesi in the expected timeframe, or at all, or that any transaction will be on terms that are favorable to us or that yield any value for shareholders. Further, we cannot assure investors that the anticipated benefits of eliminating these assets from our portfolio, including anticipated expense reductions, will be realized at expected levels, or at all. Identifying and completing any potential transaction would be dependent on a number of factors, many of which are beyond our control, including, among other things, market conditions, third-party consents, the interest of third parties in a potential transaction with us on terms that are acceptable and the availability of financing for potential buyers on reasonable terms, if required. If we fail to consummate a transaction to sell or otherwise divest Intrarosa and Vyleesi or if such transaction is significantly delayed beyond our expected timeline, our results of operations may be adversely affected or we may not be able to adequately fund our clinical development programs on the anticipated timelines, or at all.

The process of divesting Intrarosa and Vyleesi has been and will continue to be time consuming and disruptive to our business operations and could have a negative impact on our revenues or stock price for the following reasons:

•	The expected changes to our sales force as a result of the divestiture of Intrarosa and Vyleesi could negatively impact our revenue, including sales of Makena;

•	We could also be exposed to potential litigation in connection with this process, including any resulting transaction;

•
We could incur substantial expenses associated with identifying, evaluating and effecting a divestiture, including those related to severance pay, vendor minimum commitments, legal, accounting and financial advisory fees and other fees or costs that may be payable regardless of whether we successfully divest these assets;

•	We experience a negative impact on our ability to attract, retain and motivate key personnel;

•
Some of our customers and vendors for Intrarosa and Vyleesi are also customers and vendors for our other products, and we may experience changes in pricing with these parties as a result of the decreased products and volume;

•
Speculation regarding any developments related to the review of strategic alternatives, our plans to divest Intrarosa and Vyleesi and any other perceived uncertainties related to the future of our company; and

•	The attention of management and the Board of Directors (the “Board”) is diverted from our business.

Following the planned divestiture of our women’s health business and because of the uncertainty surrounding Makena, our business will be significantly dependent upon sales of Feraheme, which faces intense competition from other IV irons, and may also face competition from generic versions of Feraheme.
Following the planned divestiture of our women’s health business and because of the uncertainty surrounding Makena, our business will be significantly dependent upon sales of Feraheme. Our ability to generate sufficient sales of Feraheme will require us to maintain or grow our market share and the continued use of Feraheme, including use by physicians, hospitals, patients, and/or healthcare payers, including government payers, consumers, managed care organizations, and retail and specialty pharmacies. We are likely to face challenges retaining our existing Feraheme customers, gaining sales to new customers and maintaining our market share in light of the intense competition primarily from other IV irons, pricing pressure from payers and deeper discounts, and the possibility that we may face competition from a generic version of Feraheme.
Feraheme competes primarily with Injectafer® and Venofer®, which together currently make up greater than 50% of the market (measured in grams of IV iron). These and other competitors of Feraheme are marketed by large pharmaceutical companies and may benefit from significantly greater financial, sales and marketing capabilities, greater technological or competitive advantages, and other resources. In addition, we expect to face further competition from Pharmacosmos A/S’s Monoferric® (ferric derisomaltose), which was approved by the U.S. Food and Drug Administration (the “FDA”) in January 2020 for the treatment of iron deficiency anemia (“IDA”) in adult patients who have intolerance to oral iron or have had unsatisfactory response to oral iron or who have non-hemodialysis dependent chronic kidney disease. Monoferric® is administered in a single-dose and does not contain a boxed warning, which healthcare providers or patients may prefer over Feraheme.
Further, our Feraheme revenues will be materially and adversely affected if a generic version of ferumoxytol is introduced to the market earlier than the expiration of our patents. In March 2018, we and Sandoz Inc. (“Sandoz”) entered a stipulation of dismissal pursuant to a settlement agreement that dismissed and resolved a patent infringement suit regarding an abbreviated new drug application (an “ANDA”) submitted to the FDA by Sandoz. As part of the settlement agreement, we waived any regulatory exclusivities granted by the FDA that would prevent or hinder approval of the Sandoz generic product. The settlement agreement further stipulated that, upon request from Sandoz, we would provide the FDA with a written confirmation of such waiver, which Sandoz recently requested and we provided. According to the terms of the settlement, if Sandoz receives FDA approval of its ANDA by a certain date stipulated in the settlement agreement, Sandoz may launch its generic version of Feraheme on July 15, 2021. Further, if Sandoz is unable to secure FDA approval of its ANDA by that certain date, Sandoz will be permitted to sell an authorized generic version of Feraheme supplied by us beginning on July 15, 2022 for up to 12 months. We have been working with Sandoz as they conduct quality diligence in preparation for this potential authorized generic partnership with us, which, if triggered under the terms of the settlement agreement, could potentially be disruptive to Feraheme.
If our sales are adversely impacted by the increasingly competitive landscape for Feraheme, including if Sandoz launches a generic formulation of Feraheme, we may have insufficient revenues and cash flows to service our indebtedness and/or support our development-stage products, which would have a material and negative impact on our long-term business and viability.
Makena revenue and our results of operations will be materially adversely impacted if the FDA withdraws Makena’s approval or changes its label or if healthcare providers are reluctant to continue prescribing Makena due to the results of the PROLONG trial and the recommendations of the Advisory Committee, including to withdraw the approval of Makena.

In March 2019, we announced topline results from the Progestin’s Role in Optimizing Neonatal Gestation clinical (“PROLONG” or “Trial 003”), which evaluated Makena in patients with a history of a prior spontaneous singleton preterm delivery. The PROLONG trial was conducted under the FDA’s “Subpart H” accelerated approval process to confirm the efficacy of the Meis trial (“Trial 002”), which supported Makena’s 2011 FDA approval. The PROLONG trial results did not demonstrate a statistically significant difference between the treatment and placebo arms for the co-primary endpoints.

On October 29, 2019, the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee (the “Advisory Committee”) met to discuss the PROLONG study and provide the FDA input to inform the FDA’s regulatory decision for Makena. At the conclusion of the meeting, nine members of the Advisory Committee voted to recommend that the FDA withdraw its approval of Makena, seven voted to leave Makena on the market under accelerated approval and require a new confirmatory trial and no member voted to leave Makena on the market without requiring a new confirmatory trial. While the Advisory Committee’s recommendations are not binding, those recommendations will be considered by the FDA in deciding what regulatory steps to take with respect to Makena, which could result in a formal administrative hearing and/or withdraw the approval of Makena. The FDA’s decision may be further influenced by a recently filed Citizen Petition, which requested that the FDA withdraw its approval of Makena based on the failure of the Makena clinical data to establish evidence of efficacy for preterm birth. Although we responded to the Citizen Petition by providing the FDA with arguments to support the positive benefit-risk profile of Makena, we can provide no assurance that the FDA will agree with our position. If the FDA withdraws its approval of Makena, our revenues and results of operations will be materially and adversely impacted, including due to the potential recognition of additional revenue reserves, inventory write-downs and payments for minimum purchase obligations of inventory. Even if the FDA were to decide against withdrawal of Makena from the market at this time, it is likely that the FDA would require us to generate additional data or conduct additional clinical trials as a condition to Makena’s continued commercialization. We may not be able to generate additional efficacy data that will be satisfactory to the FDA in a timely manner, or at all, and the generation of such data is likely to be costly and take a considerable amount of time to generate. Further, other organizations have conducted and may conduct additional studies that result in findings similar to those in the PROLONG study, which may influence the decisions and guidance provided by healthcare physicians or professional organizations related to the use of Makena. Additionally, in light of the results from the PROLONG study, including discussions and recommendations of the Advisory Committee and pending the FDA’s regulatory decision, healthcare providers have been and may continue to be reluctant to continue prescribing Makena, or the FDA may require that our label include information on the PROLONG study, restrictions to the current indication or the insertion of new warnings or precautions. Further, in light of the recommendation of the Advisory Committee that the FDA withdraw the approval of Makena, certain medical professional organizations and other societies could change their guidelines to physicians, which could cause payors to change the formulary coverage or reimbursement for Makena or health care practitioners could stop prescribing Makena. Any of these outcomes could negatively impact or prevent our ability to commercialize Makena, would materially and adversely impact our results of operations and could materially and adversely impact our stock price.

The commercial success of Makena (if approval is not ultimately withdrawn by the FDA) is exclusively dependent upon sales from the pre-filled subcutaneous auto-injector (the “Makena auto-injector”). Although there is no direct competition with the Makena auto-injector, the Makena auto-injector competes for the same patients as generic versions of the Makena intramuscular (“IM”) injection (the “Makena IM product”) and we cannot guarantee that we will be able to continue to convince patients or healthcare providers to use or to switch from using the IM method of administration to the auto-injector, including (1) if patients or healthcare providers are hesitant or apprehensive to use an auto-injector product due to perceptions regarding safety, efficacy or pain associated with the Makena auto-injector, or in light of the recommendations of the Advisory Committee or any actions taken by the FDA that negatively impact Makena, (2) if the auto-injector is not priced competitively or is not provided comparable insurance coverage, or (3) if there are concerns about our Makena supply chain more generally in light of the previous supply disruptions related to our Makena IM products or if we experience a similar supply disruption for the Makena auto-injector. We expect that the Makena auto-injector may continue to experience pricing and supply chain pressure (if approval is not ultimately withdrawn by the FDA) and as a result, our financial condition and results of operations could be adversely impacted. If we are unsuccessful with any such efforts, Makena revenues could continue to be negatively and materially impacted, which could have a material and negative impact on our stock price and results of operations.

Further, we have incurred considerable expenses and our revenues have suffered as a result of the Makena IM supply disruption. We expect to continue to incur expenses as we pursue our remedies for these losses, including under our supply agreement with our third party manufacturer of the Makena IM products, which is costly to pursue and may not result in satisfactory, adequate or any compensation for the damages we suffered.

We may not be able to achieve and/or maintain profitability.

In recent years, our business strategy has gone through considerable transformation, and is expected to go through further changes as we pursue options for divesting Intrarosa and Vyleesi and reduce expenses related to Makena in light of the recommendations of the Advisory Committee and as we face competition, including from the generic market for Makena and potentially for Feraheme. As a result of these developments, we will become increasingly reliant on the Feraheme business to support our operations, including the significant resources which will be required to develop and commercialize AMAG-423 and ciraparantag, which is a lengthy and expensive process, before our product candidates might generate revenues, if at all. We expect to continue to incur significant expenses as we continue to develop AMAG-423 and ciraparantag. As a result of these substantial expenditures, we will need to generate sufficient revenues and/or access external sources of capital in future periods in order to develop our pipeline and maintain or increase our commercial footprint. Our ability to realize our near- and long-term goals, including achieving and maintaining profitability and positive cash flows, will depend in large part on our ability to manage our expenses and maintain or grow Feraheme, as well as numerous other factors including but not limited to:

•
Our ability to fund the development AMAG-423 and ciraparantag, progress our clinical development programs in a timely and cost-effective manner, and obtain FDA approval for these and any other products we might develop or acquire, in a timely manner, or at all;

•	Whether we can reach agreement with the FDA on a path to continue to make Makena commercially available, despite the recommendations of the Advisory Committee;

•
Our ability to obtain or maintain regulatory approval for our current and future products or product candidates and whether the FDA imposes any restrictions on the use or distribution of any approved products or other adverse regulatory actions;

•
The competitive landscape for our products, including the timing of new competing products (including generics) entering the market, and the level and speed at which competing products (current or new) experience market acceptance;

•
The relative price, constraints on pricing and the impact of price increases on our products, including the financial impact of certain programs we may implement and a recent increase in consolidation of pharmacy benefit managers (“PBM”) and managed care organizations;

•
The effectiveness of our marketing, sales and distribution strategies and operations and our ability to leverage our established relationships in the medical community and expand our access through contracting strategies;

•
Actual or perceived advantages or disadvantages of our products or product candidates as compared to alternative treatments, including their respective safety and efficacy profiles, potential convenience and ease of administration or cost effectiveness;

•
Our and our partners’ ability to enforce intellectual property rights in and to our products to prohibit a third-party from marketing a competing product (including a generic product) and our ability to avoid third-party patent interference or intellectual property infringement claims;

•
Our ability to manufacture our products in sufficient quantities to meet demand, including maintaining commercially viable manufacturing processes that are compliant with applicable laws and regulations (including current good manufacturing practices (“cGMP”));

•
The impact of new safety or drug interaction issues that could arise as our products are used or studied over longer periods of time or used by a wider group of patients, some of whom may be taking other medicines or have additional underlying health problems;

•	Our ability to satisfactorily meet confirmatory trial requirements for drugs approved via the accelerated approval pathway;

•
Our ability to secure and maintain adequate reimbursement from insurance companies, government programs and third-party payers to optimize patient access and the willingness and ability of patients to pay for our products, including the willingness of healthcare providers to prescribe our products if more economical options are available; and

•	Our ability to maintain favorable, and to identify, assess and consummate potential, partnering relationships for our products and product candidates.

We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. There is no guarantee that we will generate sufficient revenues to support our business, or that we will be able to achieve or maintain profitability, if achieved, and there is no guarantee that we will be able to achieve positive cash flow from operations or generate sufficient cash to service our outstanding debt. If we are not successful in marketing and selling our products, particularly Feraheme, if revenues decrease below expectations, if our product candidates are not approved, if our operating expenses exceed our expectations, or if we are otherwise unable to achieve, maintain or increase profitability on a quarterly or annual basis, our business, results of operations and financial condition could be materially adversely affected and the market price of our common stock may decline.

We may not be able to generate sufficient cash flow to service all of our indebtedness and other obligations.

As of December 31, 2019, we had $320.0 million of total debt outstanding consisting of our convertible notes due June 1, 2022 bearing interest at 3.25% annually (the “2022 Convertible Notes”) and approximately $171.8 million of cash and cash equivalents.
We generated negative cash flows from operations during the year ended December 31, 2019 and while we expect to generate positive cash flows from continuing operations during 2020, these cash flows and our cash and cash equivalents on hand in the aggregate will be insufficient to cash settle our 2022 Convertible Notes. We therefore expect that we will need to issue new securities, in the form of debt, equity or equity-linked, or some combination thereof. We may also utilize proceeds from a potential strategic collaboration or other transaction to manage our existing obligations.
Our ability to manage our debt obligations depends on our future performance, as well as economic, financial, competitive and other factors that may be beyond our control, including conditions in the debt and equity markets. Each of the alternatives described above, could carry onerous terms and may be highly dilutive to our stockholders. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default of our 2022 Convertible Notes obligations. In addition, if for any reason we are unable to meet our debt service and repayment obligations, we could be in breach of other agreements.
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

We have limited experience with development stage products and cannot ensure that we will be successful in gaining approval of our product candidates, AMAG-423 and ciraparantag, or any product candidates that may be added to our pipeline, on a timely basis, or at all, and even if approved, we may not be successful in commercializing such products. Additionally, any approvals that we do obtain may contain unexpected FDA-imposed restrictions on the use or distribution of such products, which could adversely and materially affect our long-term success.

Our long-term success and ability to sustain and grow revenue depends upon our ability to continue to successfully develop our product candidates. Drug development is inherently risky, time consuming, unpredictable and costly. The FDA imposes substantial requirements on the development of such candidates to become eligible for marketing approval and has substantial discretion in the approval process.

We currently have two product candidates in our pipeline: AMAG-423, which is in development for the treatment of severe preeclampsia, and ciraparantag, which is in development for patients treated with novel oral anticoagulants or low molecular weight heparin when reversal of the anticoagulant effect of these products is needed for emergency surgery, urgent procedures or due to life-threatening or uncontrolled bleeding.

The approval of our current or future product candidates for commercial sale in the U.S. could be delayed, limited or denied or we may be required to conduct additional studies for a number of reasons, including, but not limited to, that:

•
The FDA may determine that our product candidates do not demonstrate safety and efficacy in accordance with regulatory agency standards based on a number of considerations, including adverse medical events that are reported during the trials;

•
The FDA could analyze and/or interpret data from clinical trials and preclinical testing in different ways than we or our partners interpret them and determine that our data is insufficient for approval;

•	The FDA may require more information, including additional preclinical or clinical data or trials, to support approval;

•
Devices we may use in combination with our products may not be adequate or may not be considered adequate by the FDA, such as the coagulometer we intend to use in the Phase 2 and Phase 3 clinical programs for ciraparantag;

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

•	The FDA may change their approval policies or adopt new regulations;

•	The FDA may not be able to undertake reviews or approval processes in a timely fashion;

•
The results of the earlier clinical trials may not be representative of our future, larger trials, particularly since the presumed mechanism of action for certain of our products is not known or understood; for instance ciraparantag has only been studied in a small number of healthy volunteers;

•
The FDA may not agree with our regulatory approval strategies or components of our regulatory filings, such as the design or implementation of our clinical trials; for instance, we are relying on precedent to estimate the number of patients required in our Phase 3b ciraparantag trial prior to filing the New Drug Application (“NDA”), and the FDA may not agree with our approach and our other expectations for these clinical trials may not ultimately be approved by the FDA; or

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

•
Patient enrollment has been slower than expected and is likely to continue to be a slow process as severe preeclampsia can be a difficult patient population to enroll. For example, although we have expanded and continue to expand the trial sites to accelerate enrollment, enrollment continues to be slow and may take longer than expected for any number of factors, including failure of our third-party vendors (including our CROs) to effectively perform their obligations to us in a timely manner, a lack of patients who meet the enrollment criteria, our inability to establish sufficient trial sites, including outside of the U.S. due to regulatory requirements, in a timely manner, or our inability to secure sufficient supply of drug product to meet the clinical timeline due to the large number of global sites;

•
Under our agreement with BTG plc, we are required to differentiate our product from their product DigiFab® including without limitation, via labeling, dosage and/or formulation and if we are unable to show differentiation, we may be in breach of the agreement, which could give BTG the right to terminate the agreement and subject us to penalties; and

•
There is no FDA-approved treatment for severe preeclampsia and accordingly, there is not an established regulatory pathway, which may require us to conduct additional trials or otherwise delay the approval of AMAG-423.

Ciraparantag

•
The timing and/or complexity of our upcoming Phase 2b study could be negatively impacted for a number of reasons, including if (i) the FDA requires us to use a manual whole blood clotting time (“WBCT”) in addition to the automated coagulometer; (ii) the FDA requires us to explore additional dosing; (iii) we do not get agreement from the Center for Drug Evaluation and Research (“CDER”) on our Phase 2b protocol in a timely manner, which would delay the Investigational Device Exception (“IDE”) submission timeline; or (iv) if the validation studies required by the Center for Devices and Radiological Health (“CDRH”) to obtain the IDE for the coagulometer take longer than anticipated;

•
The coagulometer that we intend to use in the ciraparantag Phase 2 and Phase 3 trials has not yet received IDE approval or been used in clinical trials and therefore, the FDA may (i) determine that the device is not effective in measuring WBCT, and/or (ii) not grant the IDE, which is necessary prior to the use of the coagulometer in our clinical trials; in such circumstances, ciraparantag may not receive regulatory approval or its approval would be delayed. Moreover, the FDA may only approve ciraparantag in conjunction with the use of the coagulometer (i.e. as a companion diagnostic), which could affect the commercial viability of ciraparantag;

•
Our NDA filing for ciraparantag could be delayed if (i) we are not able to gain agreement with the FDA on CMC, clinical pharmacology or our pre-clinical program at our End of Phase 2 meeting, including having to conduct potential additional trials prior to commencing the Phase 3 program; (ii) if we are not eligible for the accelerated approval pathway or the FDA requires more patient data before filing than anticipated; or (iii) if the FDA requires additional Phase 3 trials.

•
Even if approved, ciraparantag may not be approved with all three novel oral anticoagulants (“NOACs”) as well as Lovenox® (enoxaparin sodium injection), a low molecular weight heparin (“LMWH”), which could affect market acceptance and revenue.

In addition, AMAG-423 has received orphan drug designation from the FDA and we are pursuing orphan drug designation for ciraparantag. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000. The company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. We cannot guarantee that our clinical data or other information that we generate or submit will be adequate for AMAG-423 or ciraparantag to receive orphan drug exclusivity. Even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, orphan drug exclusivity marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. If we do not receive orphan drug designation or orphan drug exclusivity, or if the FDA approves another drug for the same indication, we may have limited market exclusivity for these products, especially AMAG-423, which has limited patent protection.

Any failure, delay or setback in obtaining regulatory approval for our product candidates, or setback resulting from our inability to sufficiently fund or otherwise support our pipeline, could adversely affect our ability to grow our business and leverage our product portfolio, and the future prospects of our business could be materially adversely affected. In addition, share prices have declined significantly in certain instances where companies have failed to obtain FDA approval of a product or where the timing of FDA approval is delayed. If we are required to conduct additional studies or our studies take longer than anticipated, our share price could decline significantly. Further, the market for products that address unmet medical needs is highly speculative and if we have over-estimated the market opportunity for any of our products or product candidates, or if we are unsuccessful in gaining market share, then our business and results of operations could be materially and adversely affected.

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

The pharmaceutical industry is intensely competitive and subject to rapid technological change. Our existing or potential competitors have or may develop products that are more widely accepted than ours, are viewed as more safe, effective, convenient or easier to administer, have been on the market longer and have stronger patient/provider loyalty, have been approved for a larger patient population, are less expensive or offer more attractive insurance coverage, discounts, reimbursements, incentives or rebates and may have or receive patent protection that dominates, blocks, makes obsolete or adversely affects our product development or business. Any such advantages enjoyed by our competitors could reduce our revenues and the value of our products.

Many of our competitors for Feraheme are large, well-known pharmaceutical companies and may benefit from significantly greater financial, sales and marketing capabilities, greater technological or competitive advantages, and other resources. Feraheme competes primarily with Injectafer®, a ferric carboxymaltose injection and Venofer®, an iron sucrose complex. In January 2020, Monoferric® (ferric derisomaltose) injection 100 mg/mL was approved by the FDA for the treatment of IDA in adult patients who have who have intolerance to oral iron or have had unsatisfactory response to oral iron or who have non-hemodialysis dependent CKD. Monoferric® is administered as a single 1,000 mg infusion and does not have a boxed warning. If patients and providers view the single dose infusion of Monoferric® as a more convenient option than treatment with Feraheme, our Feraheme sales could be negatively impacted as Monoferric® becomes more widely available in the U.S. In addition, there are a number of oral iron replacement therapies either approved, such as Auryxia® (ferric citrate), an oral phosphate binder, or in development, such as and hypoxia inducible factor stabilizers.

Makena competition currently comes mainly from five independent generic formulations of hydroxyprogesterone caproate (“HPC”) injections, as well as from pharmacies that compound a non-FDA approved version of Makena, all of which are sold at much lower list prices than our branded products. We also expect to continue to face competition for Makena from future generic products as well as products currently in development which offer additional formulations or routes of administration that doctors believe may reduce or prevent preterm birth, such as an oral HPC product.

Currently, the primary pharmaceutical competitor we expect ciraparantag, if approved, to compete with is Andexxa® (coagulation factor Xa (recombinant), inactivated-zhzo), which was approved in 2018 in the U.S. for the reversal of Xarelto®(rivaroxaban) and Eliquis®(apixaban), when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding, as well as in 2019 in Europe (under the trade name Ondexxya™). Andexxa® is also in development for the reversal of Savaysa®(edoxaban) and Lovenox® (enoxaparin sodium injection).

Intrarosa faces competition from a number of approved products, both branded and generic, as well as certain over the counter and compounded remedies that are marketed for dyspareunia and over the counter and compounded products that contain dehydroepiandrosterone. The actual market size and market dynamics for moderate to severe dyspareunia due to menopause is uncertain. While we believe that Intrarosa, as the only FDA-approved, non-estrogen-containing vaginal insert to treat moderate to severe dyspareunia, has competitive advantages compared to estrogen-containing therapies, we may not be able to realize this perceived advantage in the market. Our commercial opportunity could be reduced if physicians or patients perceive that other products are more effective, convenient or safer than Intrarosa, or if they are less expensive than Intrarosa.

Vyleesi faces competition primarily from Addyi®(flibanserin), an FDA-approved product for the treatment of hypoactive sexual desire disorder (“HSDD”) in pre-menopausal women as a daily-use oral drug. In addition, we are aware of several other drugs at various stages of development, most of which are being developed to be taken on a chronic, typically once-daily, basis. There may be other companies developing new drugs for female sexual dysfunction (“FSD”) indications other than HSDD, which may compete with Vyleesi, some of which may be in clinical trials in the U.S. or elsewhere. Vyleesi may also compete with products prescribed “off-label” by healthcare providers.

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

Clinical development is expensive, difficult to design and implement, can take multiple years to complete and is inherently uncertain as to the ultimate timelines and outcomes. The results of preclinical testing or human clinical studies may not be predictive of the results of later-stage clinical trials and failure can occur at any stage of the clinical development process. We are currently conducting a Phase 2b/3a multi-center, randomized, double-blind, placebo-controlled, parallel group study for AMAG-423. We are also planning to initiate a Phase 2b study for ciraparantag and expect to initiate our Phase 3 clinical development program following the completion of the Phase 2b study and an End-of Phase 2 meeting with the FDA. We may experience delays in these ongoing studies or any future clinical studies we or our partners conduct.

Clinical trials can be delayed, suspended or terminated for a variety of reasons, including, but not limited to, the following:

•
Delay or failure to reach agreement with the FDA on a trial design, particularly with product candidates, such as ciraparantag or AMAG-423, where there is no current FDA-approved treatment and the endpoints in our ongoing AMAG-423 Phase 2b/3a trial have not been used in prior studies;

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

If we terminate or experience delays in the completion of any of our ongoing or future clinical trials, our already significant development costs may increase, our regulatory approval process could be delayed and our ability to commercialize and commence sales of our product candidates may be harmed, which could have a material adverse effect on our business. Our inability to successfully fund and complete clinical studies or trials of our product candidates and demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business prospects, financial condition and results of operations. In addition, many of the reasons that cause or lead to a delay in the commencement or completion of our clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our portfolio has undergone and is expected to continue to undergo considerable transformation and we may experience difficulties in managing this or future portfolio changes.

In recent years, we have considerably expanded our product portfolio with the addition of AMAG-423 and ciraparantag and have also undergone efforts to streamline our business, including with the 2018 sale of our Cord Blood Registry (“CBR”) business and the planned divestiture of our women’s health business. Management, personnel, systems and facilities have had to, and will continue to, undergo considerable changes, and we may not be able to retain or recruit qualified personnel in the future in this competitive environment or to successfully update our systems or processes to adequately support our evolving organization and portfolio changes. To manage this and any future changes effectively, we will be required to continue to manage the sales and marketing efforts for our existing products and the development of our product candidates, conform our operational, financial and management controls, reporting systems and procedures, maintain benefit plans, and establish and increase our access to commercial supplies of our products, which will be challenging and for which we might not be successful. We will be required to right size our facilities, systems and equipment and manage our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors, collaborators, distributors and other third parties. In addition, management may have to divert a disproportionate amount of its attention away from day-to-day activities and towards managing these activities, which could be disruptive to our business. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage our recent and future changes. If we experience difficulties or are unsuccessful in managing our limited portfolio and development pipeline, including the impacts of our restructured commercial organization, our results of operations and stock price will be negatively impacted.

We are completely dependent on third parties to manufacture our products and any difficulties, disruptions, delays or unexpected costs, or the need to find alternative sources, could adversely affect our results of operations, profitability and future business prospects.

We do not own or operate facilities for the manufacture of our commercially distributed products. We rely solely on third-party contract manufacturing organizations (“CMOs”) and our licensors (who, in turn, may also rely on CMOs) to manufacture our products for our commercial and clinical use. We or our licensors may not be able to enter into agreements with manufacturers or second source manufacturers whose facilities and procedures comply with cGMP regulations and other regulatory requirements on a timely basis and with terms that are favorable to us, if at all. Further, our ability to have our products manufactured in sufficient quantities and at acceptable costs to meet our commercial demand and clinical development needs is dependent on the uninterrupted and efficient operation of our CMO’s and our licensors’ manufacturing facilities. For example, as discussed above, Pfizer, our former primary drug product manufacturer of the Makena IM branded products, experienced manufacturing issues, which resulted in our inability to meet the demand for both our branded Makena IM products and the Makena authorized generic, both of which we ultimately had to discontinue during 2019. Any further or other difficulties, disruptions, or delays in the manufacturing process or supply chain could result in product defects, shipment delays, suspension of manufacturing of, sale of or clinical development for the product, recall or withdrawal of product previously shipped for commercial or clinical purposes, inventory write-offs, or the inability to meet commercial or clinical demand in a timely and cost-effective manner.
In some cases, we rely on single source manufacturers without a qualified alternative manufacturer. For example, we only have one manufacturing source for Vyleesi and the Makena auto-injector. We may encounter difficulties in the production of the these or other products, including problems involving quality control, assurance and product reliability. For instance, we have received certain complaints regarding auto-injector malfunction for Makena. These issues as well as potential issues regarding quality control, assurance and product-related scale-up, yields, and manufacturing costs, could result in significant delays in production or our inability to meet our demand for the auto-injector product. Securing additional third-party contract manufacturers will require significant time for validating the necessary manufacturing processes, gaining regulatory approval, and implementing the appropriate oversight and may increase the risk of certain problems, including cost overruns, process reproducibility, stability issues, the inability to deliver required quantities of product that conform to specifications in a timely manner, or the inability to manufacture our products in accordance with cGMP. Furthermore, none of our or our licensors’ current third-party drug product manufacturers supplies to us exclusively and as such they may exhaust some or all of their resources meeting the demand of other parties or themselves.
Further, we are completely dependent upon Endoceutics, Inc. (“Endoceutics”) to manufacture commercial supply of Intrarosa, and Endoceutics currently relies on a single CMO for such supply. Although Endoceutics has recently expanded its manufacturing and distribution capabilities, it has limited resources and experience overseeing CMOs and manufacturing products at commercial scale, which involves significant and complex regulatory and compliance obligations. Endoceutics has and is likely to continue to face challenges and difficulties in satisfying such obligations. For example, in September 2019, a Complete Response Letter was received from the FDA in response to our March 2019 regulatory filing to add a manufacturing plant owned by Endoceutics, located in Canada, which would act as a second source supplier of Intrarosa. If we and Endoceutics are unable to adequately address the issues raised or provide the information requested by the FDA in a timely manner, or at all, we may experience significant delays in our efforts to obtain approval for the Endoceutics manufacturing plant or may not receive approval at all, which would leave Endoceutics, and ultimately us, entirely dependent upon Endoceutics’ current CMO, which has experienced issues in the past. In addition, Endoceutics has expanded its manufacturing obligations to include supplying their other partners who sell Intrarosa outside the U.S. As a result, Endoceutics could exhaust some or all of their resources meeting the demand of other parties and could fail to provide us with adequate supply of Intrarosa on a timely basis. Any failure of Endoceutics to provide us with sufficient amounts of Intrarosa could result in a shortage of our Intrarosa inventory, which could adversely impact our results of operations.
Furthermore, Endoceutics' assets, including the intellectual property licensed to us, are subject to a security interest held by a third-party lender. Accordingly, if Endoceutics fails to perform its obligations under its loan documents, our rights and remedies under the license agreement may be impaired or inadequate, which could jeopardize our supply of Intrarosa and revenue from the Intrarosa program.
AMAG-423 is an antibody fragment that is produced through a time intensive, complex process in which immunogens consisting of an analog of digoxin medication are produced and used to immunize sheep, which sheep then produce certain antibodies. These antibodies are collected, separated, purified, and formulated into digoxin immune fab (ovine). As discussed above, there is only one third-party that can manufacture AMAG-423 and which utilizes its own flock of sheep located entirely in Australia for the production of the antibodies used to produce AMAG-423. We currently have a commercial supply agreement to manufacture AMAG-423 drug substance and since there would only be one source of supply, if there are any disruptions to any part of the supply chain process, including the ability to obtain the ovum serum and other raw materials or any issues with the sheep used to produce the antibodies, such as diseases or natural disasters, our ability to complete the Phase 2b/3a trial or commercialize AMAG-423, if approved, would be adversely affected.
We currently do not have a commercial drug product supply agreement to manufacture ciraparantag and may not be able to enter into such agreement on acceptable terms, if at all. In addition, even if we enter into such agreement, since there would likely only be one source of supply initially, if there are any disruptions to any part of the supply chain process, including the ability to obtain certain raw materials, our ability to complete our planned clinical trials or commercialize ciraparantag, if approved, would be adversely affected.
Further, we, our licensors and our respective CMOs currently purchase certain raw and other materials used to manufacture our products from third-party suppliers. These third-party suppliers may cease to produce the raw or other materials used in our products or as part of the administration of our products or otherwise fail to supply these materials to us, our licensors or our respective third-party manufacturers, or fail to supply sufficient quantities of these materials or supply materials that do not conform to specifications to us, our licensors or our respective third-party manufacturers in a timely manner for a number of reasons, including, but not limited to, the following:

•	Adverse financial developments at or affecting the supplier;

•	Unexpected demand for or shortage of raw or other materials;

•	Regulatory requirements or action;

•	An inability to provide timely scheduling and/or sufficient capacity;

•	Manufacturing difficulties;

•	Changes to the specifications of the materials such that they no longer meet our standards;

•	Lack of sufficient quantities or profit on the production of materials to interest suppliers;

•	Labor disputes or shortages;

•	Failure to comply with environmental regulations, such as rules and regulations relating to the handling, storage and discharge of hazardous waste;

•	Changes in material hazard classification, which could require changes to our manufacturing processes, which, in turn, could require regulatory approval;

•	Disruption due to political instability, civil unrest, war or terrorism, or pandemics or other natural disasters; or

•	Import or export problems.

For example, in December 2019, a novel strain of COVID-19, or coronavirus, was reported to have surfaced in Wuhan, China, the impacts of which are unknown and rapidly evolving. The extent to which the coronavirus impacts our ability to procure sufficient supplies for the development and commercialization of our products and product candidates will depend on the severity and duration of the spread of the coronavirus, and the actions undertaken to contain the coronavirus or treat its effects.

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

If, because of the factors discussed above, we are unable to have our products manufactured on a timely or sufficient basis, we may not be able to meet clinical development needs or commercial demand for our products or product candidates or we may not be able to manufacture our products in a cost-effective manner. As a result, we may lose sales, fail to generate projected revenues or suffer development or regulatory setbacks, any of which could have an adverse impact on our profitability and future business prospects.

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

We currently hold a number of U.S. and foreign patents for our development and commercial products, including the following:

•	One U.S. patent related to Feraheme that will expire in June 2023 and other U.S. patents related to Feraheme that expire in 2020;

•	Two U.S. patents related to the Makena auto-injector product that will expire in 2036;

•	Four U.S. patents related to AMAG-423 that will expire in 2022, and several foreign patents that will expire in 2023; and

•	Two U.S. patents related to ciraparantag that will expire in 2032 and 2034, and several foreign patents that will expire in 2032.

We also rely on licensed patents for the protection of the products we are commercializing. Under our current license agreements we have rights to a number of U.S. and foreign patents and applications, including the following:

•
U.S. and foreign patents and applications licensed from Palatin Technologies, Inc. (“Palatin”) related to Vyleesi that will expire in 2020 (one of which may be extended in the U.S. by up to five years under the Hatch-Waxman Act) and 2033;

•	U.S. patents licensed from Endoceutics related to Intrarosa that will expire in 2028 (one of which may be extended by up to five years under the Hatch-Waxman Act) and 2031; and

•	U.S. patents licensed from Antares Pharma, Inc. related to the Makena auto-injector product that will expire between 2026 and 2034.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may become a party to intellectual property litigation or administrative proceedings, including interference or derivation, inter partes review, post grant review or reexamination proceedings before the USPTO. In addition, generic entrants could file an ANDA to seek approval of a generic form of one or more of our products. If an ANDA filer is ultimately successful in patent litigation against us, meets the requirements for a generic version of our branded product to the satisfaction of the FDA under its ANDA, and is able to supply the product in significant commercial quantities, the generic company could introduce a generic version to the market. For example, pursuant to the settlement agreement entered into with Sandoz in March 2018, Sandoz could introduce a generic version of ferumoxytol to the market earlier than the expiration of our patents. As noted above, if Sandoz receives FDA approval of its ANDA by a certain date, Sandoz may launch its generic version of Feraheme on July 15, 2021. The approval of Sandoz’s ANDA could cause our stock price to decline and our sales of Feraheme are expected to decline upon the availability of the generic, which would have an adverse impact on our business, including our development pipeline, and results of operations. Further, we may face similar suits in the future, including for our other products, which will be expensive and will consume considerable time and other resources, which could materially and adversely impact our business, especially if we have to divert resources from our commercialization or business development efforts.

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

Our ability to successfully commercialize our products is dependent, in significant part, on the availability and level of coverage and reimbursement from third-party payers, including governmental payers, private health insurers and other organizations. Coverage by third-party payers depends on a number of factors, including the third-party’s determination of a products’ clinical and cost effectiveness, both individually and within their therapeutic class.

There is a continued scrutiny, intensifying criticism and political focus on pharmaceutical pricing practices at both national and regional levels. U.S. state legislators are implementing a variety of regulations intended to increase the transparency of pharmaceutical pricing, which may lead to future price control regulations at state levels. Federally, multiple price control mechanisms have been suggested in the recent past, and bi-partisan focus on the issues remains a high priority. Consolidation of PBMs and managed care organizations is also increasing the pricing pressure in the commercial, Medicare Part D and Managed Medicaid marketplaces. Fewer independent decision makers in the PBM marketplace may lead to increased downward pressure on the prices of our products through increased rebates or discounts.
Certain specialty pharmaceutical companies, pharmaceutical companies and pricing strategies have been the subject of increased scrutiny and criticism by politicians and the media, which could also increase pricing pressure throughout the industry, or lead to new legislation that may limit our pricing flexibility or subject us to criticism and reputational harm in response to any price increases. Congress, the current presidential administration and prospective presidential candidates have each indicated that they will continue to pursue new legislative and/or administrative measures to control drug costs. The current presidential administration released a “Blueprint,” which contains certain measures that the U.S. Department of Health and Human Services is already working to implement, which focus in part on the cost of drugs. For example, in October 2018, the Centers for Medicare & Medicaid Services (“CMS”) issued an Advanced Notice of Proposed Rulemaking (“ANPRM”), indicating it is considering issuing a proposed rule on a model called the International Pricing Index. This model would utilize a basket of other countries’ prices as a reference for the Medicare program to use in reimbursing for drugs covered under Part B. The ANPRM also included an updated version of the Competitive Acquisition Program as an alternative to current “buy and bill” payment methods for Part B drugs. To date, a proposed rule has not yet been released. If third-party payers provide an insufficient level of coverage and reimbursement for our products, physicians and other healthcare providers may choose to prescribe alternative products, including generics, which would have an adverse effect on our ability to generate revenues.
In addition, federal budgetary concerns could result in the implementation of significant federal spending cuts or regulatory changes, including cuts in Medicare and other health-related spending in the near-term or changes to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). For example, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, which will shift cost for name brand drugs away from Part D participants and back to the manufacturers, which could have a negative effect on our profits. Further, in June 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in ACA risk corridor payments to third-party payors. In December 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. The U.S. Supreme Court’s decision will be released in the coming months, but we cannot predict how the U.S. Supreme Court will rule. These efforts could mean that third-party payors will not have the levels of funding historically available for coverage and reimbursement of our products, and the effects and risks to our business are not yet fully known. Further, the reimbursement and health care regulatory landscape have continued to evolve rapidly over recent months, including as a result of recent court decisions, making the healthcare landscape (and its impact on third-party payors, providers and our business, and on the viability of the ACA itself) unpredictable. In 2020, litigation, regulation, and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. The extent, timing and details of the changes are not currently known, but the federally funded healthcare landscape could face significant changes during the current presidential administration, including in the near-term, and could impact state and local healthcare programs, including Medicaid and Medicare, which could also have a negative impact on our future operating results. The magnitude of the impact of these laws and developments on our business is uncertain. Medicare payment policy, in time, can also influence pricing and reimbursement in the non-Medicare markets, as private third-party payers and state Medicaid plans frequently adopt Medicare principles in setting reimbursement methodologies. These and any future changes in government regulation or private third-party payers’ reimbursement policies may reduce the extent of reimbursement for our products and adversely affect our future operating results.

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

Failure to obtain or maintain regulatory approval in international jurisdictions or to establish a commercialization organization, or partner with a third party to commercialize our products outside of the U.S., could prevent us from marketing certain of our products abroad and could limit the growth of our business.

We may attempt to market, including through a license partner, certain of our existing and future products, product candidates or certain indications outside of the U.S. In order to market our products in the European Union (“EU”) and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by foreign regulatory authorities and the approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review beyond that required by the FDA.

We have limited experience in preparing, filing and executing the applications necessary to gain foreign regulatory approvals or commercializing products outside of the U.S. and may need to rely on third-parties, including potential collaborators, to assist us with these processes. There are limited opportunities available that align with our business strategy and there can be no assurance that we will be able to identify or complete any additional transactions in a timely manner, on a cost-effective basis, or at all, or that such transactions will be successfully integrated into our business. In addition, proposing, negotiating and implementing collaborations, in-licensing arrangements or acquisition agreements is a lengthy, complex, time-consuming and expensive process and such transactions are often subject to increasing regulatory oversight. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for these arrangements, and we may not be able to enter into such arrangements on acceptable terms, or at all.

If we pursue regulatory approval outside of the U.S., we may not obtain approval on a timely basis, or at all, and therefore we may be unable to successfully commercialize our products internationally. Further, regulatory oversight and actions may be disrupted or delayed in regions particularly impacted by the coronavirus if regulators and industry professionals are expending significant and unexpected resources addressing the outbreak. Additionally, even if we obtain regulatory approval, we will need to establish a commercial organization, or partner with a third party, to commercialize our products in other territories. If we are unable to successfully establish a commercialization infrastructure or enter into an agreement with a third-party on acceptable terms, or at all, we are unlikely to be able to market our products outside of the U.S.

Lawsuits against us could cause us to incur substantial liabilities and an adverse determination in any current or future lawsuits in which we are a defendant could have a material adverse effect on us.

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

We may also be the target of claims asserting violations of securities and fraud and abuse laws, derivative actions, consumer protection laws or other litigation, including contractual disputes. For example, in connection with the results of the PROLONG trial, we have recently been named as defendants in multiple class action suits alleging that we have made misrepresentations and omissions regarding the effectiveness of Makena in connection with its sale and marketing. In addition, the former equityholders of Lumara Health Inc. (“Lumara”) have filed a complaint against us alleging that we did not exercise commercially reasonable efforts to market and sell the Makena drug product and that we failed to achieve sales milestones for Makena, in breach of our 2014 merger agreement.

Any such litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. As with any litigation, regardless of the merit or outcome, these claims or suits may decrease demand for our products, generate negative publicity, cause other parties to submit claims or demands, subject us to product recalls, harm our reputation and divert management’s time and attention. Further, we may not be successful in defending ourselves in a litigation and, as a result, our business could be materially harmed. These lawsuits may also result in large judgments or settlements against us, and, though we maintain liability insurance, if any judgment or settlement against us and costs or expenses associated with litigation exceed our insurance coverage or insurance coverage is denied, we may be forced to bear some or all of these costs and expenses directly, which could be substantial and have a negative effect on our financial condition and business.

We must work effectively and collaboratively with our licensors to develop, market and/or sell certain products in our portfolio.

We rely on our licensors for support with our in-licensed products and product candidates and are dependent upon our ability to work effectively and collaboratively with our licensors to develop, market and/or sell the licensed products in our portfolio, including to obtain or maintain regulatory approval. Our arrangements with licensors is critical to successfully bringing our licensed products to market and successfully commercializing them. We rely on our licensors in various respects, including progressing our development, regulatory and commercialization efforts. We do not control our licensors, some of whom may be inexperienced, have a limited operating history, face financial and business hardships (including solvency issues), have limited operations or financial or other resources or have limited or no experience with commercialization activities; therefore, we cannot ensure that these third parties will adequately and timely perform all of their obligations to us. For example, we are dependent upon the contributions of Endoceutics, a small company, to exclusively provide us with all commercial supply and conduct certain clinical and commercialization activities. We cannot guarantee the satisfactory performance of any of our licensors and if any of our licensors breach or terminate their agreements with us, we may not be able to successfully commercialize the licensed product, which could materially and adversely affect our business, financial condition, cash flows and results of operations.

Further, even if contractual safeguards are in place in our licensing arrangements, our licensors may use their own or other technology to develop an alternative product and withdraw their support of the licensed product, or compete with the licensed product. Our licensing arrangements could also limit our activities, including our ability to compete with our licensors in certain geographic or therapeutic areas. For example, Endoceutics’ assets, including the intellectual property licensed to us, are subject to a security interest held by a third-party lender, and therefore our rights and remedies under the license agreement may be impaired or inadequate. Disputes may arise between us and a licensor and may involve the ownership of technology developed under a license, the level of commercialization or other efforts or business decisions, or other issues arising out of collaborative agreements.

In addition, we must work collaboratively with our partners to conduct various activities and if we cannot do so effectively, disagreements could arise. Such disagreements could delay the related program or result in distraction or expensive arbitration or litigation, which may not be resolved in our favor. For example, in order for our divestiture of Intrarosa and Vyleesi to be executed smoothly, we will need to collaborate with Endoceutics and Palatin in our efforts to consummate any divestiture.

Our license and purchase agreements contain complex provisions and impose various milestone payment, royalty, insurance, diligence, reporting and other obligations on us. If we fail to comply with our obligations, our partners may have the right to terminate the license agreement, in which event we would not be able to continue developing or commercializing the licensed products, or we may incur additional costs or may be required to litigate any disputes. If our partners allege that we have breached our obligations under such arrangements, even if such allegations are without merit, such allegations could be disruptive to or interfere with our operations and business strategy, and defending such allegations, including complying with any audit, reporting or dispute resolution provisions of such agreement, or conducting any investigations, can be expensive and utilize considerable amounts of management’s time and efforts. For example, under the terms of each of our agreements with Endoceutics and Palatin, we are obligated to use commercially reasonable efforts in the sale of Intrarosa and Vyleesi, respectively, and if either party alleges that we are in violation of these obligations, we may incur significant disruptions and/or expense defending our efforts. Termination of a license agreement or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, and, if we lose rights to the licensed products it could materially and adversely affect our business.

We rely on third parties in the conduct of our business, including our clinical trials and product distribution, and if they fail to fulfill their obligations, our commercialization and development plans may be adversely affected.

We rely on and intend to continue to rely on third parties, including licensors, CROs, healthcare providers, third-party logistics providers, packaging, storage and labeling providers, wholesale distributors and certain other important vendors and consultants in the conduct of our business. For example, we contract with, and plan to continue to contract with, certain CROs to provide clinical trial services for the development of our product candidates or expansion of product indications, including site selection, enrollment, monitoring, data management and other services, in connection with the conduct of our clinical trials and the preparation and filing of our regulatory applications.

Although we depend heavily on these parties, we do not control them and, therefore, we cannot ensure that these third parties will adequately and timely perform all of their obligations to us. If our third-party service providers cannot adequately fulfill their obligations to us in a timely and satisfactory manner, if the quality and accuracy of our clinical trial data or our regulatory submissions are compromised due to poor quality or failure to adhere to our protocols or regulatory requirements, or if such third parties otherwise fail to adequately discharge their responsibilities or meet deadlines, our current and future development plans and regulatory submissions, or our commercialization efforts in current indications, may be delayed, terminated, limited or subject us to additional expense or regulatory action, which would adversely impact our ability to generate revenues. For example, we are relying on Perosphere Technologies, Inc. (“Perosphere Technologies”), an independent company, to obtain FDA approval of an IDE for use of an automated coagulometer developed by Perosphere Technologies to measure WBCT in our Phase 2 and Phase 3 clinical development programs for ciraparantag.

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

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect our business and our financial results.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries where we are currently conducting our AMAG-423 Phase 2b/3b study. Such events may result in a period of business disruption, including reduced sales or delays in our clinical studies. For example, the spread of COVID-19 in the United States may result in travel restrictions impacting our sales professionals or hospitals may limit access for non-patients, including our sales professionals, which could negatively impact our access to physicians. The spread of COVID-19, or another infectious disease, could also result in delays or disruptions in the supply of our products and product candidates. The continued spread of COVID-19 globally could adversely impact our clinical trial operations in the United States and in Europe, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our results of operation and financial condition.

Our success depends on our ability to attract and retain key employees, including the hiring of a new chief executive officer, and any failure to do so may be disruptive to our operations.

We are a pharmaceutical company focused on marketing our commercial products and developing our product candidates and the range of skills of our executive officers and management therefore needs to be broad and deep. If we are not able to hire and retain talent to drive commercialization, development and the expansion of our portfolio, we will be unlikely to maintain or increase our profitability. Because of the specialized and broad nature of our business, including both commercialized and development-stage products, our success depends to a significant extent on our ability to continue to attract, retain and motivate qualified sales, technical operations, managerial, scientific, regulatory compliance and medical personnel of all levels. The loss of key personnel or our inability to hire and retain personnel who have such sales, technical operations, managerial, scientific, regulatory compliance and medical backgrounds could materially adversely affect our business (including research and development efforts). In January 2020, we announced that William Heiden will step down as our President and Chief Executive Officer after approximately eight years leading the company. While our Board conducts a search to identify a successor, Mr. Heiden will remain in his current position until his successor is appointed or June 30, 2020 if no successor is appointed by then. In addition, in January 2020 we also announced that we are currently pursuing options to divest Intrarosa and Vyleesi. The uncertainty regarding our intended divestiture of Intrarosa and Vyleesi could harm our ability to attract and retain qualified key personnel, including qualified candidates for the role of Chief Executive Officer, in a timely manner or at all. Further, it may be difficult to attract key employees until we have identified a new Chief Executive Officer. These changes may be disruptive to our operations, including by distracting management from our core business and affecting employee productivity and morale. Further, if there are delays with the selection of a new Chief Executive Officer, or if we do not successfully manage the transition, our business may be negatively impacted.

Risks Related to Regulatory Matters

There have been, and we expect there will continue to be, a number of federal and state legislative initiatives implemented to reform the U.S. healthcare system in ways that could adversely impact our business and our ability to sell our products profitably.

We expect that the ACA, as currently enacted or as it may be amended in the future, the 21st Century Cures Act, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase our sales. These changes might impact existing government healthcare programs and may result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Changes that may affect our business include, but are not limited to, those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, expansion of the Medicaid Drug Rebate Program, Medicare, the 340B Drug Pricing Program under the Public Health Services Act (the “340B Program”), and fraud and abuse enforcement. For example, beginning April 1, 2013, Medicare payments for all items under Parts A and B, including drugs and biologics, and most payments to plans under Medicare Part D were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011 (the “BCA”) as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items at 2% and subsequent legislation extended the 2% reduction, on average, to 2029.

We cannot predict the impact that newly enacted laws or any future legislation or regulation will have on us. We expect that there will continue to be a number of U.S. federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs. These efforts could adversely affect our business by, among other things, limiting the prices that can be charged for our products, or the amount of reimbursement rates and terms available from governmental agencies or third-party payers, limiting the profitability of our products, increasing our rebate liability or limiting the commercial opportunities for our products, including acceptance by healthcare payers or increasing scrutiny and publication of prices and announced price increases.

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

In addition to FDA and related regulatory requirements, our general operations, and the research, development, manufacture, sale and marketing of our products, are subject to extensive additional federal and state healthcare regulation, including the Federal Anti-Kickback Statute and the Federal False Claims Act (“FCA”) (and their state analogues), as discussed above in Item 1 under the heading “Government Regulation - Fraud and Abuse Regulation.” If we or our partners, such as licensors, fail to comply with any federal and state laws or regulations governing our industry, we could be subject to administrative, criminal and civil penalties and a range of regulatory actions that could adversely affect our ability to commercialize our products, harm or prevent sales of our products, or substantially increase the costs and expenses of commercializing and marketing our products, all of which could have a material adverse effect on our business, financial condition and results of operations. In recent years, CMS has been actively proposing and implementing changes to the list of business practices that are protected by “safe harbors.” There is inherent risk and uncertainty in any changing regulatory environment as companies work to transition business practices to conform with new regulations.

Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws, and private individuals have been active in bringing so-called “whistleblower” lawsuits on behalf of the government (as “Relators”) under the FCA and similar regulations in other countries. In addition, incentives exist under applicable U.S. law that encourage employees and physicians to report violations of rules governing promotional activities for pharmaceutical products. These incentives could lead to FCA lawsuits, which attempt to recoup moneys paid by government agencies and extract penalties from manufacturers. For example, federal enforcement agencies have recently pursued enforcement actions against pharmaceutical companies’ product and patient assistance programs, including relationships with specialty pharmacies, and support for charitable foundations providing patients with co-pay assistance. In addition, Relators have filed lawsuits involving manufacturer reimbursement support services as well as promotion of pharmaceutical products beyond labeled claims. Some FCA lawsuits have resulted in government enforcement authorities obtaining significant civil and criminal settlements. Such lawsuits, whether with or without merit, are typically time-consuming and costly to defend. Such suits may also result in related shareholder lawsuits, which are also costly to defend.

Further, the FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. A product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. FDA also regulates the content of promotional material, including, among other things, the presentation of efficacy information, the types of comparative claims that can be made to distinguish products from those with similar indications, and the balance of risk information provided. For drug products like Makena that are approved by the FDA under the FDA’s accelerated approval regulations, unless otherwise informed by the FDA, the sponsor must submit promotional materials at least 30 days prior to the intended time of initial dissemination of the promotional materials, which delays and may negatively impact our commercial team’s ability to implement changes to Makena’s marketing materials, thereby negatively impacting revenues. For other products, FDA does not review promotional materials prior to dissemination but does issue “Untitled Letters” or “Warning Letters” if it objects to content that has been used promotionally. The FDA may also withdraw approval of drug products under certain conditions. In particular, under the provisions of the FDA’s “Subpart H” Accelerated Approval regulations, the FDA may withdraw approval of Makena if, among other things, the promotional materials are false or misleading, or other evidence demonstrates that Makena is not shown to be safe or effective under its conditions of use.

In recent years, in addition to federal legislation related to transparency reporting of transfers of value to healthcare providers and healthcare organizations, several states have enacted legislation requiring pharmaceutical companies to file periodic reports. Several states have adopted legislation to require pharmaceutical companies to establish marketing and promotional compliance programs or codes of conduct and/or to file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Several states have also adopted laws that prohibit certain marketing-related activities, including the provision of gifts, meals or other items to certain healthcare providers.

We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry; however, relevant compliance laws are broad in scope and there may not be regulations, guidance or court decisions that definitively interpret these laws in the context of particular industry practices. We cannot guarantee that we, our employees, our partners, our consultants or our contractors are or will be in compliance with all federal and state regulations. If we, our partners, or our representatives fail to comply with any of these laws or regulations, a range of fines, penalties and/or other sanctions and regulatory actions could be imposed on us, including, but not limited to, restrictions on how we market and sell our products, significant fines, exclusions from government healthcare programs, including Medicare and Medicaid, litigation, or other sanctions. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations. Such investigations or suits may also result in related shareholder lawsuits, which can also have an adverse effect on our business.

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

Further, state Medicaid programs may be slow to invoice pharmaceutical companies for calculated rebates resulting in a significant lag between the time a sale is recorded and the time the rebate is paid. For example, based on lagged Medicaid claims submitted during 2019, we recognized a significant prior period change in estimate for the Makena IM product. As a result, we are required to carry a substantial liability on our consolidated balance sheets for the estimate of rebate claims expected for Medicaid patients. More than half of Makena auto-injector sales are reimbursed through state Medicaid programs and are subject to the statutory Medicaid rebate, and in many cases, supplemental rebates offered by us. If actual claims are higher than current estimates, our financial position and results of operations could be adversely affected.

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

We are subject to ongoing regulatory requirements and review, including periodic audits pertaining to the development, manufacture, labeling, packaging, adverse event reporting, distribution, storage, marketing, promotion, record keeping and export of our respective products. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with the manufacture, distributions and storage of our products, or our third-party contract manufacturing facilities or processes by which we manufacture our products may result in restrictions on our ability to develop, manufacture, market, distribute or sell our products, including potential withdrawal of our products from the market. Any such restrictions could slow or stop production development or result in decreased sales, damage to our reputation or the initiation of lawsuits against us and/or our third-party contract manufacturers. We may also be subject to additional sanctions, including, but not limited, to the following:

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

In addition, if our products face any safety or efficacy issues, including drug interaction problems, under the The Food, Drug & Cosmetic Act (the “FDCA”), the FDA has broad authority to force us to take any number of actions, including, but not limited to, the following:

•	Requiring us to conduct post-approval clinical studies to assess product efficacy or known risks or new signals of serious risks, or to evaluate unexpected serious risks;

•	Mandating changes to a product’s label;

•	Requiring us to implement a risk evaluation and mitigation strategy where necessary to assure safe use of the drug; or

•	Removing an already approved product from the market.

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

We are obligated to conduct, and are in the process of conducting, clinical trials for certain of our product candidates and certain post-approval clinical trials for certain of our products and we may be required to conduct additional clinical trials, including if we pursue approval of additional indications, new formulations or methods of administration for our products, seek commercialization in other jurisdictions, or in support of our current indications. The FDA could determine that our clinical trials, or those of our licensors, and/or our or their manufacturing processes were not properly designed, did not include enough patients or appropriate administration, were not conducted in accordance with applicable laws and regulations, or were otherwise not properly managed. In addition, according to cGCP we and/or our licensors are responsible for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA may conduct inspections of clinical investigator sites which are involved in clinical development programs for our proprietary or licensed products to ensure their compliance with cGCP regulations. If the FDA determines that we, our licensors, our respective CROs or our respective study sites fail to comply with applicable cGCP regulations, the FDA may deem the clinical data generated in such clinical trials to be unreliable and may disqualify certain data generated from those sites or require us and/or our licensors to perform additional clinical trials. For example, many of the clinical trials for our development programs that we have acquired or in-licensed were conducted by small companies that might have had fewer controls or oversight related to their clinical programs. Clinical trials and manufacturing processes are subject to similar risks and uncertainties outside of the U.S. Any such deficiency in the design, implementation or oversight of clinical development programs or post-approval clinical studies could cause us to incur significant additional costs, experience delays or prevent us from commercializing our approved products in their current indications, or obtaining marketing approval for additional indications for our products or product candidates, including AMAG-423 and ciraparantag.

Further, our third-party contract manufacturing facilities and those of our licensors are subject to cGMP regulations enforced by the FDA and equivalent foreign regulations and regulatory agencies through periodic inspections to confirm such compliance. Contract manufacturers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that these manufacturing facilities meet applicable regulatory requirements. Failure to maintain ongoing compliance with cGMP or similar foreign regulations and other applicable manufacturing requirements of various U.S. or foreign regulatory agencies could result in, among other things, the issuance of warning letters, fines, the withdrawal or recall of our products from the marketplace, failure to approve product candidates for commercialization, total or partial suspension of product production, the loss of inventory, suspension of the review of our or our licensors’ current or future NDAs, BLAs or equivalent foreign filings, enforcement actions, injunctions or criminal prosecution and suspension of manufacturing authorizations. For example, as discussed above, Pfizer, our former primary drug product manufacturer of the Makena branded products, experienced manufacturing issues, which resulted in our inability to meet the demand for both our branded Makena products and the Makena authorized generic, both of which we ultimately had to discontinue during 2019. A government-mandated recall or a voluntary recall could divert managerial and financial resources, could be difficult and costly to correct, could result in the suspension of sales of our products and reputational harm, and could have a severe adverse impact on our profitability and the future prospects of our business. If any regulatory agency inspects any of these manufacturing facilities and determines that they are not in compliance with cGMP or similar regulations or our contract manufacturers otherwise determine that they are not in compliance with these regulations, as applicable, such contract manufacturers could experience an inability to manufacture sufficient quantities of product to meet demand or incur unanticipated compliance expenditures.

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

We are subject to complex laws and regulations that address data privacy and information security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA could mark the beginning of a trend toward more stringent state and/or federal privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
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
We could also be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection outside of the U.S., such as the General Data Protection Regulation (“GDPR”), which took effect in the EU in May 2018. The GDPR extended the geographical scope of EU data protection law to non-EU entities under certain conditions, tightened existing EU data protection principles and created new obligations for companies and new rights for individuals. Although we believe we are in compliance the applicable provisions of the GDPR, GDPR guidance, interpretation and enforcement are still developing and may change. The GDPR may increase our responsibility and potential liability in relation to personal data that we process, expose us to substantial potential fines and increase our compliance costs. The GDPR could also cause our development costs to increase in connection with clinical trials we are currently conducting and may conduct in the future in the EU for our products and product candidates.
Failure by us or our third party vendors to comply with data protection laws and regulations both within and outside of the U.S. could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.
Significant disruptions of information technology systems or data breaches could adversely affect our business.
We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including, but not limited to, intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or to data breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering (including phishing), ransomware, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. We have from time to time experienced, and may continue to experience in the future, cyber attacks on our information technology systems despite our best efforts to prevent them.
Significant disruptions of our information technology systems or data breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including, but not limited to, trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us. Any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Data breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures and controls to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or data breaches that could adversely affect our business.
Risks Related to our Financial Condition and Results

We may need additional capital to complete development of our product candidates or achieve our business objectives and make contingent payments that may become due under our strategic transaction arrangements, which could cause significant dilution to our stockholders.

We may require additional funds or need to establish additional alternative strategic arrangements to execute a business development transaction. For example, we intend to pursue opportunities for certain of our products and product candidates in markets outside of the U.S. We have expended and continue to expend substantial costs associated with the clinical development of our product candidates, including AMAG-423 and ciraparantag, the continued commercialization of our products, our debt obligations and certain milestone payments to our partners. We may at any time seek funding through additional arrangements with collaborators or through public or private equity or debt financings, which could result in dilution to our stockholders or increased fixed payment obligations. In addition, we may need to seek additional capital to fund our operations or for strategic considerations even if we believe we have sufficient funds for our current or future operating plans. The conditions of the credit and capital markets can be volatile, unpredictable and inconsistent and we may not be able to obtain financing or to secure alternative strategic arrangements on acceptable terms or within an acceptable timeframe, if at all, which would limit our ability to execute on our strategic plans. Moreover, we may experience a reduction in value or loss of liquidity with respect to our investments, which would put further strain on our cash resources.

Our current level of cash on hand may require us to implement additional cost-cutting initiatives or limit our ability to execute on our strategic plans, including the development of our pipeline, and we may not be able to take advantage of attractive business development opportunities. In addition, our cash on hand may not be sufficient to make any cash milestone payments to our partners upon the achievement of sales or regulatory milestones, including in the event we are unable to consummate a sale of Intrarosa or Vyleesi, in a timely manner, on favorable terms, or at all. Our ability to make these required payments could be adversely affected if we do not achieve expected revenue and cash flow forecasts, or if we are unable to find other sources of cash in the future. We may also suffer reputational harm and be viewed as an undesirable acquiror or business development partner if we are unable to make the required payments under our strategic transaction arrangements. In addition, if equity or debt investors perceive that our debt levels are too high relative to our profit, our stock price could be negatively affected and/or our ability to raise new equity or debt capital could be limited.

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

Our long-term capital requirements will depend on many other factors, including, but not limited to:

•	Whether we are successful in selling Intrarosa and Vyleesi and the amount of consideration paid to us in connection with any related sale transaction, if any;

•
The commercial success of our products, particularly Feraheme, on whose sales we are increasingly reliant, and costs associated with the commercialization of our products, including marketing, sales and distribution costs, including any impact to Makena sales as a result of the October 2019 Advisory Committee meeting or in anticipation of or following a decision by the FDA as to whether Makena remains on the market;

•	The ultimate determination by the FDA with regard to Makena following the October 2019 Advisory Committee meeting;

•	The competitive landscape for Feraheme, including the timing of the entry of a generic version of Feraheme entering the market;

•	Our ability to service our debt, or to raise additional capital on terms and within a timeframe acceptable to us, if necessary;

•	The outcome, timing and costs associated with development and regulatory approval of our product candidates, including conducting clinical trials;

•	Our obligations to make milestone payments, royalty payments or both under our strategic arrangements;

•	Our ability to successfully streamline our operations when we divest our women’s health business, and realize the other anticipated benefits in connection with such divestiture;

•	The outcome of and costs associated with any litigation or patent challenges to which we are or may become a party;

•
The costs of manufacturing our products and product candidates, including the timing and magnitude of costs associated with qualifying additional manufacturing capacities and alternative suppliers and any minimum penalties under our CMO agreements.

Additional funds may not be available to us if and when we need them, on terms that are acceptable to us, or at all. If we are unable to raise additional funds, if needed, we may have to delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates and/or other areas of our business.

Our ability to use net operating loss carryforwards and certain other tax assets is dependent on generating future taxable income and may be limited, including as a result of future transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. An ownership change could limit our ability to utilize our net operating loss, interest expense, and tax credit carryforwards for taxable years including or following such “ownership change” by allowing us to utilize only a portion of these carryforwards that would otherwise be available but for such ownership change. In addition, under the Tax Cuts and Jobs Act (the “2017 Tax Act”), the amount of post 2017 net operating losses that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. The 2017 Tax Act also generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post 2017 interest expense carryforwards and unused net operating losses to be carried forward indefinitely without expiration. Limitations imposed on the ability to use net operating losses and tax credits to offset future taxable income or the failure to generate sufficient taxable income could require us to pay more U.S. federal income taxes than we have estimated and could cause such net operating losses and tax credits to expire unused, in each case reducing or eliminating the benefit of such net operating losses and tax credits and potentially adversely affecting our financial position, including our after-tax net income. Similar rules and limitations may apply for state income tax purposes.

There can be no assurance that we will not undergo an ownership change and even minor accumulations by certain of our stockholders could result in triggering an ownership change under Section 382. If such an ownership change were to occur, we expect that our net operating losses and interest expense and tax credit carryforwards could become limited; however, the amount of the limitation would depend on a number of factors including our market value at the time of the ownership change. As of December 31, 2019, we have established a valuation allowance on our net deferred tax assets other than refundable alternative minimum tax credits.

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

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities. On an ongoing basis, our management evaluates our critical and other significant estimates and assumptions, including among others those associated with revenue recognition related to product sales; product sales allowances and accruals; allowance for doubtful accounts, marketable securities; inventory; acquisition date fair value and subsequent fair value estimates used to assess impairment of goodwill and long-lived assets, including intangible assets, debt obligations; certain accrued liabilities, including clinical trial accruals; income taxes, inclusive of valuation allowances, and equity-based compensation expense. We base our estimates on market data, our observance of trends in our industry, and various other assumptions that we believe to be reasonable under the circumstances. If actual results differ from these estimates, there could be a material adverse effect on our financial results and the performance of our stock.

Further, in January 2020, we issued financial guidance, including expected 2020 total revenue and profitability metrics, which is likewise based on estimates and the judgment of management. If, for any reason, we are unable to achieve our projected 2020 revenue or profitability, we may not realize our publicly announced financial guidance. If we fail to realize, or if we change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

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

We have significant goodwill and impaired a significant portion of intangible assets during 2019. Consequently, any potential future impairment of goodwill and intangible assets may significantly impact our profitability.
Goodwill and finite-lived intangible assets represent a significant portion of our assets. As of December 31, 2019 and 2018, goodwill and intangible assets comprised approximately 56% and 54%, respectively, of our total assets. Goodwill is subject to an impairment analysis, which involves judgment and assumptions, at least annually or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. In addition, finite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For example, we identified multiple indicators of impairment during 2019, which resulted in total intangible asset impairment charges of $228.7 million. These impairment charges related to our Makena, Intrarosa and Vyleesi products as a result of (i) the termination of a distribution and supply agreement with our former authorized generic partner, (ii) the unfavorable FDA Advisory Committee recommendation for Makena and the resulting potential that the FDA could withdraw approval of Makena and (iii) our intention to divest Intrarosa and Vyleesi based on the strategic review that we conducted. The estimates, judgments and assumptions used in our impairment testing of goodwill and intangible assets, and the results of our testing, are discussed in Note I, “Goodwill and Intangible Assets, Net” to the consolidated financial statements included in this annual report on Form 10-K.” Our assessments were based on our estimates and assumptions, a number of which are based on external factors and the exercise of management judgment. Actual results may differ significantly from our estimates. Events giving rise to impairment of goodwill or intangible assets are an inherent risk in the pharmaceutical industry and often cannot be predicted. Events that could indicate impairment and trigger an interim impairment assessment of goodwill include, but are not limited to, an adverse change in current economic and market conditions, including a significant prolonged decline in market capitalization, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment test be triggered that results in an impairment of goodwill.
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

Our future operating results will likely vary from quarter to quarter depending on a number of factors, including, but not limited to, the factors described in these Risk Factors, many of which we cannot control, as well as the timing and magnitude, as applicable, of:

•
Any announcements or speculation regarding the status or result of our previously announced results of our strategic review, including our intention to pursue options to divest Intrarosa and Vyleesi and the timing and nature of any strategic arrangements related to the divestiture of Intrarosa and Vyleesi;

•
Product revenues, including the level of decline in Makena sales, potential inventory write-downs or adverse impacts to reserves as a result of the outcome of the October 2019 Advisory Committee, any future FDA action or decisions related to Makena or generic competition;

•	Regulatory approval of our product candidates, including AMAG-423 and ciraparantag;

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

•
Costs associated with the manufacture of our products, including costs of raw and other materials and costs associated with maintaining commercial and clinical inventory and qualifying additional manufacturing capacities and alternative suppliers and any minimum penalties under our CMO agreements;

•	Any changes to the mix of our business;

•
Changes in accounting estimates related to reserves on revenue, returns, contingent consideration, impairment of long-lived or intangible assets or goodwill or other accruals or changes in the timing and availability of government or customer discounts, rebates and incentives;

•	Volatility in the markets, including as a result of political instability, civil unrest, war or terrorism, or pandemics or other natural disasters, such as the recent outbreak of coronavirus;

•	The implementation of new or revised accounting or tax rules or policies; and

•	The recognition of deferred tax assets during periods in which we generate taxable income and our ability to preserve our net operating loss carryforwards and other tax assets.

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

The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could decline in value or fluctuate significantly. Our stock price has ranged between $6.81 and $15.09 in the fifty-two week period through March 2, 2020. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology and pharmaceuticals sectors, which have often been unrelated to the operating performance of particular companies. Various factors and events, including the factors and events described in these Risk Factors, many of which are beyond our control, may have a significant impact on the market price of our common stock. Our stock price could also be subject to, among other things, fluctuations as a result of general market conditions, proxy contests and attempts to disrupt our strategy by activist investors, sales of large blocks of our common stock, the impact of our stock repurchase program or the dilutive effect of our 2022 Convertible Notes, other equity or equity-linked financings, alternative strategic arrangements that we may pursue, such as our recently announced intention to pursue options to divest Intrarosa and Vyleesi, or regulatory decisions, such as a determination by the FDA, whether adverse or not, related to Makena. For example, during 2019, an activist stockholder sought to make changes to our Board, among other matters, which ultimately resulted in us entering into a settlement agreement with the stockholder, and for which we incurred considerable costs and a significant amount of management’s and the Board’s time was diverted from our business.

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

In addition to the above factors, an acquisition of our company could be viewed by a potential acquiror as costly in light of the employment agreements we have in place with our executive officers, as well as a company-wide change of control policy, which provide for severance benefits as well as the full acceleration of vesting of any outstanding options or restricted stock units in the event of a change of control and subsequent termination of employment. Further, our 2019 Equity Incentive Plan generally permits our Board to provide for the acceleration of vesting of options granted under that plan in the event of certain transactions that result in a change of control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
In June 2013, we entered into a lease agreement with BP Bay Colony LLC (the “Landlord”) for the lease of certain real property located at 1100 Winter Street, Waltham, Massachusetts for use as our principal executive offices. The initial term of the lease was five years and two months with one five-year extension term at our option. We have entered into several amendments to the original lease to add additional space and to extend the term of the original lease, including a December 2019 amendment to extend the lease to July 2028. In addition to base rent, we are required to pay a proportionate share of the Landlord’s operating costs.

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
Market Information
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “AMAG.” On March 2, 2020, the closing price of our common stock, as reported on the NASDAQ, was $8.09 per share.
Stockholders

On March 2, 2020, we had approximately 85 stockholders of record of our common stock, and we believe that the number of beneficial holders of our common stock was approximately 8,000 based on responses from brokers to a search conducted by Broadridge Financial Solutions, Inc. on our behalf.

Repurchases of Equity Securities

The following table provides certain information with respect to our purchases of shares of our stock during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) That May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2019 through October 31, 2019	380	$11.51	—	2,756,813
November 1, 2019 through November 30, 2019	521	10.08	—	2,512,194
December 1, 2019 through December 31, 2019	188	11.30	—	2,198,428
Total	1,089	$10.79	—
________________________

(1)	Includes the surrender of shares of our common stock withheld by us to satisfy the minimum tax withholding obligations in connection with the vesting of restricted stock units held by our employees.

(2)
We did not repurchase shares of our common stock during the fourth quarter of 2019. We have repurchased and retired $53.2 million cumulatively of our common stock under our share repurchase program to date. These shares were purchased pursuant to a repurchase program authorized by our Board of Directors in January 2016 and updated in March 2019 to repurchase up to an aggregate of $80.0 million of our common stock, of which $26.8 million remains outstanding as of December 31, 2019. The repurchase program does not have an expiration date and may be suspended for periods or discontinued at any time.

Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A, which we intend to file with the U.S. Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of our year ended December 31, 2019.

Five‑Year Comparative Stock Performance
The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Global Select Market Index and the NASDAQ Biotechnology Index over the past five years. The comparisons assume $100 was invested on December 31, 2014 in our common stock, the NASDAQ Global Select Market Index and the NASDAQ Biotechnology Index, and assumes reinvestment of dividends, if any.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
AMAG Pharmaceuticals, Inc.	100.00	70.84	81.65	31.09	35.64	28.55
NASDAQ Global Select Market Index	100.00	108.07	117.94	153.55	148.63	203.40
NASDAQ Biotechnology Index	100.00	111.77	87.91	106.92	97.45	121.92

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

ITEM 6. SELECTED FINANCIAL DATA:
The following table sets forth selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The selected financial data set forth below has been derived from our audited financial statements. This information should be read in conjunction with the financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statements of Operations Data
Continuing Operations:
Revenues:
Product sales, net	$311,190	$473,852	$495,645	$432,170	$341,816
Collaboration revenue (1)	16,400	—	—	—	51,050
Other revenues	161	150	124	317	1,278
Total revenues	327,751	474,002	495,769	432,487	394,144
Costs and expenses:
Cost of product sales (2)	107,193	215,892	161,349	96,314	78,509
Research and development expenses	64,853	44,846	75,017	65,561	42,710
Acquired in-process research and development (3)	74,856	32,500	65,845	—	—
Selling, general and administrative expenses (4)	286,600	227,810	178,151	169,468	131,127
Impairment of assets (5)	232,336	—	319,246	15,724	—
Acquisition-related costs	—	—	—	—	11,232
Restructuring expenses	7,420	—	—	341	2,274
Total costs and expenses	773,258	521,048	799,608	347,408	265,852
Operating (loss) income	(445,507)	(47,046)	(303,839)	85,079	128,292
Other income (expense):
Interest expense	(25,709)	(51,971)	(68,382)	(73,153)	(53,251)
Loss on debt extinguishment (6)	—	(35,922)	(10,926)	—	(10,449)
Interest and dividend income	4,285	5,328	2,810	3,149	1,501
Other income (expense)	428	(74)	(70)	189	(9,173)
Total other expense	(20,996)	(82,639)	(76,568)	(69,815)	(71,372)
(Loss) income from continuing operations before income taxes	(466,503)	(129,685)	(380,407)	15,264	56,920
Income tax (benefit) expense (7)	(47)	39,654	(175,254)	13,171	12,764
Net (loss) income from continuing operations	$(466,456)	$(169,339)	$(205,153)	$2,093	$44,156

Discontinued operations:
Income (loss) from discontinued operations	$—	$18,873	$10,313	$(6,209)	$(17,076)
Gain on sale of CBR business	—	87,076	—	—	—
Income tax expense (benefit)	—	2,371	4,388	(1,633)	(5,699)
Net income (loss) from discontinued operations	$—	$103,578	$5,925	$(4,576)	$(11,377)
Net (loss) income	$(466,456)	$(65,761)	$(199,228)	$(2,483)	$32,779

Basic earnings per share:
(Loss) income from continuing operations	$(13.71)	$(4.92)	$(5.88)	$0.06	$1.40
Income (loss) from discontinued operations	—	3.01	0.17	(0.13)	(0.36)
Total	$(13.71)	$(1.91)	$(5.71)	$(0.07)	$1.04

Diluted earnings per share:
(Loss) income from continuing operations	$(13.71)	$(4.92)	$(5.88)	$0.06	$1.25
Income (loss) from discontinued operations	—	3.01	0.17	(0.13)	(0.32)
Total	$(13.71)	$(1.91)	$(5.71)	$(0.07)	$0.93

Weighted average shares outstanding used to compute earnings per share:
Basic	34,030	34,394	34,907	34,346	31,471
Diluted	34,030	34,394	34,907	34,833	35,308

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data
Cash, cash equivalents and marketable securities	$171,751	$394,171	$299,448	$527,130	$456,359
Working capital (current assets less current liabilities)	$108,373	$359,726	$204,150	$405,681	$360,753
Total assets (8)	$791,227	$1,175,459	$1,900,356	$2,478,426	$2,476,210
Long-term liabilities (9)	$296,914	$263,360	$832,394	$1,231,160	$1,298,025
Stockholders’ equity	$286,119	$746,655	$790,244	$934,389	$932,264
________________________

(1)
In 2019, we recognized $16.4 million in collaboration revenue associated with the termination of a clinical trial collaboration agreement with a pharmaceutical company that we acquired in connection with the Perosphere transaction. In 2015, we recognized $44.4 million in revenues associated with the amortization of the then remaining deferred revenue balance as a result of the termination of a license, development and commercialization agreement (the “Takeda Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”) and $6.7 million of additional revenues related to payments made by Takeda upon the final termination date under the terms of the Takeda Termination Agreement.

(2)
Cost of product sales in 2019, 2018, 2017, 2016, and 2015 included approximately $24.8 million, $158.4 million, $130.4 million, $77.8 million, and $63.3 million, respectively, of non-cash expense related to the amortization of intangible assets and the step-up of Lumara Health’s inventories at the acquisition date.

(3)
2019 reflects $74.9 million related to our acquisition of Perosphere. 2018 reflects $12.5 million paid in connection with our acquisition of AMAG-423 and $20.0 million paid to Palatin upon FDA acceptance of the Vyleesi NDA. 2017 reflects $65.8 million related to a $60.0 million one-time upfront payment under the terms of the Palatin License Agreement and $5.8 million, which represented a portion of the consideration recorded in 2017 under the terms of the Endoceutics License Agreement.

(4)
2019, 2018 and 2017 reflect increases driven by organizational growth associated with significant launch activities for multiple products and costs related to the commercialization of Intrarosa and Vyleesi. 2016 reflects an increase in the Makena-related contingent consideration based on the expected timing of milestone payments.

(5)
In 2019, we recognized $232.3 million of charges related to the impairments of the asset groups containing the Makena base technology, Makena auto-injector developed technology, Intrarosa developed technology and Vyleesi developed technology driven by (i) the discontinuation of the Makena IM products, (ii) the unfavorable FDA Advisory Committee recommendation for Makena and (iii) our intention to divest Intrarosa and Vyleesi based on the strategic review that we conducted. In 2017, we recognized a $319.2 million impairment charge related to the Makena base technology intangible asset. In 2016, we recognized $15.7 million of charges related to the impairment of the remaining net intangible asset related to MuGard.

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

(8)
Reflects the impact of aggregate asset impairment charges of $232.3 million in 2019, the sale of the Cord Blood Registry business in 2018 and the $319.2 million impairment charge related to the Makena base technology intangible asset in 2017.

(9)	Long-term liabilities decreased in 2018 and 2017 primarily due to the repayment of our 2023 Senior Notes and 2015 term loan facility, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a pharmaceutical company focused on bringing innovative products to patients with unmet medical needs by leveraging our development and commercial expertise to invest in and grow our pharmaceutical products and product candidates across a range of therapeutic areas. Our currently marketed products support the health of patients in the areas of hematology and maternal and women’s health, including Feraheme® (ferumoxytol injection) for intravenous (“IV”) use, Makena® (hydroxyprogesterone caproate injection) auto-injector, Intrarosa® (prasterone) vaginal inserts and Vyleesi®(bremelanotide injection). In addition to our approved products, our portfolio includes two product candidates, AMAG-423 (digoxin immune fab (ovine)), which is being studied for the treatment of severe preeclampsia, and ciraparantag, which is being studied as an anticoagulant reversal agent.

In January 2020, we announced that we had recently completed a review of our product portfolio and strategy with the objective of driving near- and long-term profitability and enhancing shareholder value. Based on this strategic review, we are currently pursuing options to divest Intrarosa and Vyleesi. In addition, we announced that William Heiden will be stepping down as our President and Chief Executive Officer. We expect that Mr. Heiden will remain at the company until the Board of Directors (the “Board”) appoints a new Chief Executive Officer.

We intend to continue to expand the impact of our current and future products for patients by delivering on our growth strategy, which includes collaborating on and acquiring promising therapies at various stages of development, and advancing them through the clinical and regulatory process to deliver new treatment options to patients. Our primary sources of revenue in 2019 were from sales of Feraheme, Makena and Intrarosa. Except as otherwise stated below, the following discussions of our results of operations reflect the results of our continuing operations, excluding the results related to the Cord Blood Registry (the “CBR business”), which we sold in August 2018. The CBR business has been separated from continuing operations and reflected as a discontinued operation. See Note C, “Discontinued Operations,” to our consolidated financial statements included in this Annual Report on Form 10-K.

AMAG’s Portfolio of Products and Product Candidates

Feraheme

Feraheme received approval from the U.S. Food and Drug Administration (the “FDA”) in June 2009 for use as an IV iron replacement therapy for the treatment of iron deficiency anemia (“IDA”) in adult patients with chronic kidney disease (“CKD”). In February 2018, the FDA approved the supplemental New Drug Application to expand the Feraheme label to include all eligible adult IDA patients who have intolerance to oral iron or have had unsatisfactory response to oral iron in addition to patients who have CKD. IDA is prevalent in many different patient populations, such as patients with CKD, gastrointestinal diseases or disorders, inflammatory diseases, and chemotherapy-induced anemia. For many of these patients, treatment with oral iron is unsatisfactory or is not tolerated. It is estimated that approximately five million people in the U.S. have IDA and we estimate that a small fraction of the patients who are diagnosed with IDA regardless of the underlying cause are currently being treated with IV iron.

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

Makena was approved by the FDA in February 2011 as an intramuscular (“IM”) injection (the “Makena IM product”) packaged in a multi-dose vial and in February 2016 as a single-dose preservative-free vial. In February 2018, the Makena auto-injector was approved by the FDA for administration via a pre-filled subcutaneous auto-injector, a drug-device combination product (the “Makena auto-injector”). In mid-2018, we launched our own authorized generic of both the single- and multi-dose vials (the “Makena authorized generic”) through Prasco, LLC (“Prasco”). As previously disclosed, based on manufacturing challenges and increased generic competition we no longer offer a branded IM product of Makena and in August 2019 we and Prasco determined it was not commercially viable to continue the relationship and mutually terminated our distribution and supply agreement, such that we no longer offer the Makena authorized generic. Further, as a result of the loss of substantial market share for the Makena IM product, in the second quarter of 2019 we revised our long-term Makena IM products forecast resulting in the recording of significant impairment charges related to the Makena IM products, as discussed in Note I, “Goodwill and Intangible Assets, Net” to the consolidated financial statements included in this annual report on Form 10-K.

In March 2019, we announced topline results from the Progestin’s Role in Optimizing Neonatal Gestation clinical trial (“PROLONG” or “Trial 003”), a randomized, double-blinded, placebo-controlled clinical trial evaluating Makena in patients with a history of a prior spontaneous singleton preterm delivery. The PROLONG trial was conducted under the FDA’s “Subpart H” accelerated approval process. The approval of Makena was based primarily on the Meis trial (“Trial 002”), which was conducted by the Maternal-Fetal Medicine Units Network, sponsored by the National Institute of Child Health and Human Development. In contrast to the Meis trial, the PROLONG trial did not demonstrate a statistically significant difference between the treatment and placebo arms for the co-primary endpoints: the incidence of preterm delivery at less than 35 weeks (Makena treated group 11.0% vs. placebo 11.5%) and the percentage of patients who met criteria for the pre-specified neonatal morbidity and mortality composite index (Makena treated group 5.6% vs. placebo 5.0%). The adverse event profile between the two arms was comparable. Adverse events of special interest, including miscarriage and stillbirth, were infrequent and similar between the treatment and placebo groups. The PROLONG trial enrolled 1,708 pregnant women, over 75% of whom were enrolled outside the U.S.

On October 29, 2019, the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee (the “Advisory Committee”) met to discuss the results of the PROLONG trial to inform the FDA’s regulatory decision for Makena. Following various presentations by experts and discussions at the meeting, the Advisory Committee voted as follows: (a) in response to the question “Do the findings from Trial 003 verify the clinical benefits of Makena on neonatal outcomes?”, 16 members voted “No” and no members voted “Yes”; (b) in response to the question “Based on the findings from Trial 002 and Trial 003, is there substantial evidence of effectiveness of Makena in reducing the risk of recurrent preterm birth?”, 13 members voted “No” and three members voted “Yes”; and (c) in response to the question, “Should the FDA (A) pursue withdrawal of approval for Makena, (B) leave Makena on the market under accelerated approval and require a new confirmatory trial, or (C) leave Makena on the market without requiring a new confirmatory trial?”, nine members voted for (A), seven members voted for (B) and no members voted for (C). The FDA is not required to follow the recommendations of its Advisory Committees but will take them into consideration in deciding what regulatory steps to take with respect to Makena. During the fourth quarter of 2019, we reassessed the fair value of assets related to the Makena auto-injector following the Advisory Committee meeting and recorded significant impairment charges, as discussed in Note I, “Goodwill and Intangible Assets, Net” to the consolidated financial statements included in this annual report on Form 10-K.

This complex and unique situation has no clear precedent and it is therefore difficult to predict outcomes or timing of any FDA actions with respect to Makena. We remain committed to working collaboratively with the FDA to seek a path forward to ensure eligible pregnant women continue to have access to Makena and the currently approved generics that rely on Makena as the innovator drug.

AMAG-423

In September 2018, we acquired the global rights to AMAG-423 for the treatment of preeclampsia and eclampsia in antepartum and postpartum women pursuant to an option agreement entered into in July 2015 (the “Velo Agreement”) with Velo Bio, LLC, a privately-held life sciences company (“Velo”). AMAG-423 is an antibody fragment currently in development for the treatment of severe preeclampsia in pregnant women and has been granted both orphan drug and Fast Track designations by the FDA. AMAG-423 is intended to bind to endogenous digitalis-like factors (“EDLFs”) and remove them from the circulation. EDLFs appear to be elevated in preeclampsia and may play an important role in the pathogenesis of preeclampsia though their inhibitory actions on Na+/K+-ATPase (the sodium pump). By decreasing circulating EDLFs, AMAG-423 is believed to improve vascular endothelial function and lead to better post-delivery outcomes in affected mothers and their babies.

We are currently conducting a multi-center, randomized, double-blind, placebo-controlled, parallel-group Phase 2b/3a study in which we expect to enroll approximately 200 antepartum women with severe preeclampsia between 23 weeks and 0 days and 31 weeks and six days gestation. The study is enrolling at sites both within the U.S. and outside of the U.S. Participants in the study receive either AMAG-423 or placebo intravenously four times a day over a maximum of four days. The study’s primary endpoint is to demonstrate a reduction in the percentage of babies who develop severe intraventricular hemorrhage (bleeding in the brain), necrotizing enterocolitis (severe inflammation of the infant bowels) or death by 36 weeks corrected gestational age between the AMAG-423 and placebo arms. Secondary endpoints include the change from baseline in maternal creatinine clearance, maternal incidence of pulmonary edema during treatment and the period of time between treatment and delivery. In addition to these endpoints, information on both maternal as well as neonatal outcomes and complications related to preeclampsia and/or prematurity will be collected and analyzed. Severe preeclampsia presents challenges to enrollment as it is an extremely complex and dynamic condition; oftentimes, the patient needs be scheduled for immediate delivery. While we continue to work to obtain the necessary country approvals, opening new sites as well as implementing and optimizing strategies to enhance enrollment, the serious nature of the condition under study and the characteristics of the patient population make it difficult for us to predict the timing of enrollment completion.

Ciraparantag

In January 2019, we acquired ciraparantag with our acquisition of Perosphere Pharmaceuticals Inc. (“Perosphere”), a privately-held biopharmaceutical company pursuant to an Agreement and Plan of Merger (the “Perosphere Agreement”). Ciraparantag is a small molecule anticoagulant reversal agent in development as a single dose solution that is delivered intravenously to reverse the effects of certain novel oral anticoagulants (“NOACs”) (Xarelto®(rivaroxaban), Eliquis®(apixaban), and Savaysa®(edoxaban)) as well as Lovenox® (enoxaparin sodium injection), a low molecular weight heparin (“LMWH”) when reversal of the anticoagulant effect of these products is needed for emergency surgery, urgent procedures or due to life-threatening or uncontrolled bleeding. Ciraparantag has been granted Fast Track designation by the FDA.

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

We are planning to conduct a clinical study in healthy volunteers to confirm the proposed dose of ciraparantag to be used in the Phase 3 program, after reaching peak steady state blood concentrations of certain NOAC drugs. This proposed study will utilize an automated coagulometer developed by Perosphere Technologies, Inc. (“Perosphere Technologies”), an independent company, to measure WBCT. An investigational device exemption, which Perosphere Technologies will submit once the design of the healthy volunteer study is finalized, is required for use of the coagulometer in clinical studies. Over the past several months, Perosphere Technologies has completed additional analytic studies and we have continued to work with the FDA on the design of this next clinical study. Following the completion of this study, we plan to schedule an End of Phase 2 meeting with the FDA to discuss the design of the Phase 3 program to evaluate the safety and efficacy of ciraparantag in the target patient population. We currently expect enrollment in the healthy volunteer study to be completed by the end of 2020, assuming our proposed protocol is acceptable to the FDA and that additional dose exploration is not needed.

In December 2019, we entered into a termination and settlement agreement with Daiichi Sankyo, Inc. to terminate a clinical trial collaboration agreement we acquired in connection with the Perosphere transaction. Under the terms of the settlement agreement, we received $10.0 million in December 2019 as a termination payment from Daiichi Sankyo, Inc. In 2019, we also recognized $6.4 million of deferred revenue that we acquired from Perosphere related to the original agreement.

Products to be Divested

In January 2020, following a review of our product portfolio and strategy, we announced that we would be pursuing options to divest Intrarosa and Vyleesi from our product portfolio.

Intrarosa

In February 2017, we entered into a license agreement (the “Endoceutics License Agreement”) with Endoceutics, Inc. (“Endoceutics”) pursuant to which Endoceutics granted us the U.S. rights to Intrarosa, an FDA-approved product for the treatment of moderate to severe dyspareunia (pain during sexual intercourse), a symptom of vulvar and vaginal atrophy (“VVA”), due to menopause. Intrarosa was approved by the FDA in November 2016 and was launched commercially in July 2017. Intrarosa is the only FDA-approved vaginal non-estrogen treatment indicated for the treatment of moderate to severe dyspareunia, a symptom of VVA, due to menopause. Intrarosa contains prasterone, a synthetic form of dehydroepiandrosterone, which is an inactive endogenous (i.e. occurring in the body) sex steroid. The mechanism of action of Intrarosa is not fully established. Intrarosa is contraindicated in women with undiagnosed abnormal genital bleeding and its label contains a precaution that it has not been studied in women with a history of breast cancer.

Vyleesi

We acquired the exclusive rights to commercialize Vyleesi in certain territories in January 2017 pursuant to a license agreement (the “Palatin License Agreement”) entered into with Palatin Technologies, Inc. (“Palatin”). On June 21, 2019, the FDA approved Vyleesi for the treatment of acquired, generalized HSDD in premenopausal women, and Vyleesi became commercially available in the U.S. in September 2019 through specialty pharmacies. Based on the June 2019 approval, we made a $60.0 million milestone payment to Palatin in July 2019, which we recorded as an intangible asset.

Vyleesi, a melanocortin receptor agonist, is an “as needed” therapy used in anticipation of sexual activity and self-administered by premenopausal women with HSDD in the thigh or abdomen via a single-use subcutaneous auto-injector. The most common adverse events are nausea, flushing, injection site reactions, headache and vomiting. Vyleesi is contraindicated in women with uncontrolled hypertension or known cardiovascular disease. In addition, the Vyleesi label includes precautions that it may cause (i) small, transient increases in blood pressure with a corresponding decrease in heart rate; (ii) focal hyperpigmentation (darkening of the skin on certain parts of the body), including the face, gums (gingiva) and breasts; and (iii) nausea.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities. Actual results could differ materially from those estimates. Management employs the following critical accounting policies affecting our most significant estimates and assumptions: revenue recognition and related sales allowances and accruals; valuation of marketable securities; valuation of inventory; business combinations and asset acquisitions, including acquisition-related contingent consideration; goodwill; intangible assets; equity-based compensation; and income taxes.

Revenue Recognition

Product revenues
On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), by applying the modified retrospective transition method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for prior periods. There was no impact to our product revenue as a result of adoption.

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

Our major sources of revenue during the reporting periods were product revenues from Makena, Feraheme and Intrarosa. The adoption of ASC 606 in 2018 did not have an impact on the pattern or timing of recognition of our product revenue, as the majority of our product revenue continues to be recognized when the customer takes control of our product.

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
•Supply of Vyleesi product

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

Discounts

We typically offer a 2% prompt payment discount to certain customers as an incentive to remit payment in accordance with the stated terms of the invoice, generally between 30 to 60 days. Because we anticipate that those customers who are offered this discount will take advantage of the discount, 100% of the prompt payment discount at the time of sale is accrued for eligible customers, based on the gross amount of each invoice. We adjust the accrual quarterly to reflect actual experience.

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

Distributor/Wholesaler and Group Purchasing Organization Fees

Fees under arrangements with distributors and wholesalers are usually based upon units of product purchased during the prior month or quarter and are usually paid by us within several weeks of the receipt of an invoice from the wholesaler or distributor. Fees under arrangements with GPOs are usually based upon member purchases during the prior quarter and are generally billed by the GPO within 30 days after period end. In accordance with ASC 606, since the consideration given to the Customer is not for a distinct good or service, the consideration is a reduction of the transaction price of the vendor’s products or services. We have included these fees in contractual adjustments in the table above. We generally pay such amounts within several weeks of the receipt of an invoice from the distributor, wholesaler or GPO. Accordingly, we accrue the estimated fee due at the time of sale, based on the contracted price invoiced to the Customer. We adjust the accrual quarterly to reflect actual experience.

Product Returns

Consistent with industry practice, we generally offer wholesalers, specialty distributors and other customers a limited right to return our products based on the product’s expiration date. The current shelf-lives or time between manufacture and expiration for products in our portfolio range from three to five years. Product returns are estimated based on the historical return patterns and known or expected changes in the marketplace. We track actual returns by individual production lots. Returns on lots eligible for credits under our returned goods policy are monitored and compared with historical return trends and rates. We expect that wholesalers and healthcare providers will not stock significant inventory due to the cost of the product, the expense to store our products, and/or that our products are readily available for distribution. We record an estimate of returns at the time of sale. If necessary, our estimated rate of returns may be adjusted for actual return experience as it becomes available and for known or expected changes in the marketplace. There were no material adjustments to our reserve for product returns during the years ended December 31, 2019, 2018 or 2017. To date, our product returns have been relatively limited; however, returns experience may change over time. We may be required to make future adjustments to our product returns estimate, which would result in a corresponding change to our net product sales in the period of adjustment and could be significant.

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

Marketable Securities

We account for and classify our marketable securities as either “available-for-sale,” “held-to-maturity,” or “trading debt securities,” in accordance with the accounting guidance related to the accounting and classification of certain investments in marketable securities. The determination of the appropriate classification by us is based primarily on management’s ability and intent to sell the debt security at the time of purchase. As of December 31, 2019 and 2018, all of our marketable securities were classified as available-for-sale.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, with approximate cost being determined on a first-in, first-out basis. Prior to initial approval from the FDA or other regulatory agencies, we expense costs relating to the production of inventory in the period incurred, unless we believe regulatory approval and subsequent commercialization of the product candidate is probable and we expect the future economic benefit from sales of the product to be realized, at which point we capitalize the costs as inventory. We assess any costs capitalized prior to regulatory approval each quarter for indicators of impairment, such as a reduced likelihood of approval. We expense costs associated with clinical trial material as research and development expense.

On a quarterly basis, we analyze our inventory levels to determine whether we have any obsolete, expired, or excess inventory. If any inventory is expected to expire prior to being sold, has a cost basis in excess of its net realizable value, is in excess of expected sales requirements as determined by internal sales forecasts, or fails to meet commercial sale specifications, the inventory is written-down through a charge to cost of product sales. The determination of whether inventory costs will be realizable requires estimates by management of future expected inventory requirements, based on sales forecasts. Once packaged, our products have a shelf-life ranging from three to five years. As a result of comparison to internal sales forecasts, we expect to fully realize the carrying value of our finished goods inventory. If actual market conditions are less favorable than those projected by management or in the event of an adverse FDA action, inventory write-downs may be required. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable.

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

We account for business combinations using the acquisition method of accounting, under which the total purchase price of an acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Acquisition-related costs are expensed as incurred. Any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

The purchase price allocations for business combinations are initially prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocations are made as soon as practicable but no later than one year from the acquisition date.

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
In performing our goodwill impairment tests, we utilize the approach prescribed under ASC 350, as amended by ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which requires that an entity perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
When we perform any goodwill impairment test, the estimated fair value of our reporting unit is determined using either an income approach (utilizing a discounted cash flow (“DCF”) model) or a market approach, when appropriate, which assesses our market capitalization as adjusted for a control premium, or a combination thereof. Under the market approach, when our carrying value exceeds our market capitalization, we consider a control premium for purposes of estimating the fair value of our reporting unit, as we believe that a market participant buyer would be required to pay a control premium for our business. As described in the accounting guidance for evaluating long-lived assets for impairment, an entity’s fair value may include a control premium in addition to the quoted market price to determine the fair value of a single reporting unit entity, as an acquiring entity is often willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. This accounting guidance also indicates that the quoted market price of an individual security need not be the sole measurement basis of the fair value of a single reporting unit. When our market capitalization exceeds our carrying value, we utilize our market capitalization as the indicator of fair value in our impairment test.
When utilizing an income approach, the DCF model is based upon expected future after-tax operating cash flows of the reporting unit discounted to a present value using a risk-adjusted discount rate. Estimates of future cash flows require management to make significant assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows (ii) the probability of regulatory approvals, and (iii) future economic conditions, all of which may differ from actual future cash flows. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rate, which is intended to reflect the risks inherent in future cash flow projections, used in the DCF model, is based on estimates of the weighted average cost of capital (“WACC”) of market participants relative to our reporting unit. Financial and credit market volatility can directly impact certain inputs and assumptions used to develop the WACC. Any changes in these assumptions may affect our fair value estimate and the result of an impairment test. The discount rates and other inputs and assumptions are consistent with those that a market participant would use. In addition, in order to assess the reasonableness of the fair value of our reporting unit as calculated under the DCF model, we also compare the reporting unit’s fair value to our market capitalization and calculate an implied control premium. We evaluate the implied control premium by comparing it to control premiums of recent comparable market transactions, as applicable. For additional information, see Note I, “Goodwill and Intangible Assets, Net” to our

consolidated financial statements included in this Annual Report on Form 10-K.

Intangible Assets

We amortize our intangible assets that have finite lives based on either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized.

If we acquire an asset or a group of assets that do not meet the definition of a business, the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.

Impairment of Long-Lived Assets

We review our long-lived assets, which includes property and equipment and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. To evaluate recoverability, management compares the projected undiscounted future cash flows associated with the asset or asset group, including proceeds from its eventual disposition over its estimated useful life against its carrying amount. If the undiscounted cash flows are not sufficient to recover the carrying value of the asset or asset group, the asset or asset group is considered impaired. The impairment loss, if any, is measured as the excess of the carrying amount of the asset or asset group over its estimated fair value, which is typically calculated utilizing a DCF model following the same methodology as described in the preceding section.

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

Income Taxes

We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A deferred tax asset is established for the expected future benefit of net operating loss (“NOL”) and credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance against net deferred tax assets is required if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Significant judgments, estimates and assumptions regarding future events, such as the amount, timing and character of income, deductions and tax credits, are required in the determination of our provision for income taxes and whether valuation allowances are required against deferred tax assets. In evaluating our ability to recover our deferred tax assets, we consider all available evidence, both positive and negative, including the existence of taxable temporary differences, our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state and federal operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income. As of December 31, 2019, we have established a valuation allowance on our net deferred tax assets other than refundable alternative minimum tax (“AMT”) credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets.

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

Impact of Recently Issued and Proposed Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. For further discussion on recent accounting pronouncements, please see Note V, “Recently Issued and Proposed Accounting Pronouncements,” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Results of Operations - 2019 as compared to 2018

Revenues

Total revenues for 2019 and 2018 consisted of the following (in thousands except for percentages):

	Years Ended December 31,		2019 to 2018
	2019	2018	$ Change	% Change
Product sales, net
Feraheme	$167,947	$135,001	$32,946	24%
Makena	122,064	322,265	(200,201)	(62)%
Intrarosa	21,417	16,218	5,199	32%
Other	(238)	368	(606)	<(100%)
Total	311,190	473,852	(162,662)	(34)%
Other revenues	16,561	150	16,411	>100%
Total revenues	$327,751	$474,002	$(146,251)	(31)%

Our total revenues for 2019 decreased by $146.3 million as compared to 2018, due primarily to a $260.0 million decrease in Makena IM net sales driven by supply disruptions, generic competition, changes in estimates to prior period liabilities and our withdrawal from the IM market during 2019, partially offset by an increase in Makena auto-injector net sales. Also offsetting the decrease in Makena revenues was a $32.9 million increase in Feraheme net sales in 2019, as compared to 2018.
In addition, during the fourth quarter of 2019, we entered into a termination and settlement agreement (the “Termination Agreement”) with Daiichi Sankyo, Inc. to terminate a clinical trial collaboration agreement we acquired in connection with the Perosphere transaction. Under the terms of the settlement agreement we received $10.0 million in December 2019. As more fully described in Note D “Revenue Recognition” to the consolidated financial statements included in this Annual Report on Form 10-K, the $10.0 million termination payment and $6.4 million of deferred revenue that we acquired from Perosphere were recognized as collaboration revenue in our consolidated statements of operations for the year ended December 31, 2019.

We expect that total net product sales for 2020 will decrease compared to 2019 due to an expected decline in Makena net product sales and our intention to divest Intrarosa and Vyleesi during the first half of 2020. We expect these declines to be partially offset by increases in Feraheme net sales.

The following table sets forth customers who represented 10% or more of our total revenues for 2019 and 2018:

	Years Ended December 31,
	2019	2018
McKesson Corporation	36%	26%
AmerisourceBergen Drug Corporation	28%	27%
Cardinal Health	13%	< 10%
Product Sales Allowances and Accruals

Total gross product sales were offset by product sales allowances and accruals for 2019 and 2018 as follows (in thousands except for percentages):

	Years Ended December 31,				2019 to 2018
	2019	Percent of gross product sales	2018	Percent of gross product sales	$ Change	% Change
Gross product sales	$955,693		$974,330		$(18,637)	(2)%
Provision for product sales allowances and accruals:
Contractual adjustments	530,645	56%	387,540	40%	143,105	37%
Governmental rebates	113,858	12%	112,938	12%	920	2%
Total	644,503	68%	500,478	52%	144,025	29%
Product sales, net	$311,190		$473,852		$(162,662)	(34)%

The increase in contractual adjustments as a percentage of gross product sales primarily related to an increase in rebates offered to commercial purchasers and payers.

We record product revenue net of certain allowances and accruals on our consolidated statements of operations. Our contractual adjustments include provisions for returns, pricing and prompt payment discounts, as well as wholesaler distribution fees, rebates to hospitals that qualify for 340B pricing, and volume-based and other commercial rebates and other discounts. Governmental rebates relate to our reimbursement arrangements with state Medicaid programs.

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

An analysis of the amount of our product reserves for 2019 and 2018, is as follows (in thousands):

	Contractual Adjustments	Governmental Rebates	Total
Balance at January 1, 2018	$62,164	$50,598	$112,762
Current provisions relating to sales in current year	389,861	105,034	494,895
Adjustments relating to sales in prior years	(2,330)	7,903	5,573
Payments/returns relating to sales in current year	(333,694)	(75,920)	(409,614)
Payments/returns relating to sales in prior years	(58,802)	(58,501)	(117,303)
Balance at December 31, 2018	$57,199	$29,114	$86,313
Current provisions relating to sales in current year	521,916	99,721	621,637
Adjustments relating to sales in prior years	8,774	14,137	22,911
Payments/returns relating to sales in current year	(431,014)	(60,218)	(491,232)
Payments/returns relating to sales in prior years	(61,654)	(41,435)	(103,089)
Balance at December 31, 2019	$95,221	$41,319	$136,540

Costs and Expenses
Cost of Product Sales
Cost of product sales for 2019 and 2018 were as follows (in thousands except for percentages):

	Years Ended December 31,		2019 to 2018
	2019	2018	$ Change	% Change
Direct cost of product sales	$82,393	$57,492	$24,901	43%
Amortization of intangible assets	$24,800	$158,400	$(133,600)	(84)%
	$107,193	$215,892	$(108,699)	(50)%
Direct cost of product sales as a percentage of net product sales	26%	12%
Our cost of product sales are primarily comprised of manufacturing costs, costs of managing our contract manufacturers, costs for quality assurance and quality control associated with our product sales, royalty obligations and the amortization of product-related intangible assets. Direct cost of product sales as a percentage of net product sales increased from 12% during the year ended December 31, 2018 to 26% during the year ended December 31, 2019, driven by a shift in revenue mix from products with a lower cost of product sales, such as the Makena IM product, to products with a higher cost of product sales, such as the Makena auto-injector and inventory write downs recorded in conjunction with the impairments of the Makena base technology and Makena auto-injector asset groups. We expect direct cost of product sales as a percentage of net product sales to decline in 2020 based on our expectation that a higher proportion of our revenue will be from Feraheme.

Amortization of intangible assets decreased by $133.6 million from December 31, 2018 to December 31, 2019, primarily due to a decrease in amortization of the Makena base technology intangible asset, which related to our Makena IM products and was fully impaired during the second quarter of 2019.

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

Research and development expenses for 2019 and 2018 consisted of the following (in thousands except for percentages):

	Years Ended December 31,		2019 to 2018
	2019	2018	$ Change	% Change
External research and development expenses	$41,654	27,898	13,756	49%
Internal research and development expenses	23,199	16,948	6,251	37%
Total research and development expenses	$64,853	$44,846	$20,007	45%

Total research and development expenses incurred in 2019 increased by $20.0 million, or 45%, as compared to 2018 primarily related to our development program for AMAG-423 and increases in internal costs related headcount to support our development programs.
We have a number of ongoing research and development programs that we are conducting independently or in collaboration with third parties. We expect our research and development expenses to remain consistent in 2020 as compared to 2019 as we continue to invest in AMAG-423 and ciraparantag. We cannot determine with certainty the duration and completion costs of our current or future clinical trials of our products or product candidates as the duration, costs and timing of clinical trials depends on a variety of factors including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation.

Acquired In-Process Research and Development

During 2019, we recorded $74.9 million for acquired in-process research and development (“IPR&D”) related to the acquisition of ciraparantag from Perosphere.

During 2018, we recorded $32.5 million for acquired IPR&D related to a $20.0 million milestone obligation to Palatin associated with the FDA acceptance of the Vyleesi New Drug Application (“NDA”) and $12.5 million as an upfront option exercise fee in connection with our acquisition of AMAG-423.

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

Selling, general and administrative expenses for 2019 and 2018 consisted of the following (in thousands except for percentages):

	Years Ended December 31,		2019 to 2018
	2019	2018	$ Change	% Change
Compensation, payroll taxes and benefits	$107,362	$126,754	$(19,392)	(15)%
Professional, consulting and other outside services	164,690	134,049	30,641	23%
Fair value of contingent consideration liability	(270)	(49,607)	49,337	(99)%
Equity-based compensation expense	14,818	16,614	(1,796)	(11)%
Total selling, general and administrative expenses	$286,600	$227,810	$58,790	26%

Total selling, general and administrative expenses in 2018 included a $49.6 million decrease to the fair value of contingent consideration liability expense based on actual Makena net sales and our expectations for future performance. Excluding this decrease, selling, general and administrative expenses increased by $9.2 million as compared to 2018. This increase was driven primarily by higher external costs to support the September 2019 launch of Vyleesi, partially offset by a decrease in costs as a result of our February 2019 restructuring to combine our women’s health and maternal health sales forces.

We expect that total selling, general and administrative expenses will decrease substantially in 2020 as compared to 2019 with the planned divestiture of Intrarosa and Vyleesi.

Impairment of Assets

As more fully described in Note I, “Goodwill and Intangible Assets, Net” to the consolidated financial statements included in this Annual Report on Form 10-K, we recorded $232.3 million of impairment charges during 2019 related to the asset groups containing the Makena base technology, the Makena auto-injector developed technology, the Intrarosa developed technology and Vyleesi developed technology.

There were no asset impairments during the year ended December 31, 2018.

Restructuring Expense

In February 2019, we completed a restructuring to combine our women’s health and maternal health sales forces into one integrated sales team. Approximately 110 employees were displaced through this workforce reduction. We recorded a one-time restructuring charge of $7.4 million primarily related to severance and related benefits in the first quarter of 2019 and expect these charges to be substantially paid in cash by the end of the first quarter of 2020. Estimated total savings from the restructuring in 2019 were approximately $15.2 million of selling, general and administrative expense, specifically related to compensation, payroll taxes and benefits. Estimated savings were partially offset by planned increases in selling, general and administrative expenses related to professional, consulting and other outside services associated with the launch of Vyleesi and continued investment in the growth of our commercial products. For additional information on restructuring expenses, see Note S, “Restructuring Expenses” to our consolidated financial statements included in this Annual Report on Form 10-K.

Other Expense, Net
Other expense, net for 2019 and 2018 consisted of the following (in thousands except for percentages):

	Years Ended December 31,		2019 to 2018
	2019	2018	$ Change	% Change
Interest expense	$(25,709)	$(51,971)	$26,262	(51)%
Loss on debt extinguishment	—	(35,922)	35,922	(100)%
Interest and dividend income	4,285	5,328	(1,043)	(20)%
Other expense	428	(74)	502	>(100%)
Total other expense, net	$(20,996)	$(82,639)	$61,643	(75)%

Other expense, net for 2019 decreased by $61.6 million compared to 2018, primarily due to (i) a $35.9 million loss on extinguishment of debt (including a $28.1 million redemption premium), incurred during 2018 as a result of the early redemption of the 2023 Senior Notes, and (ii) a $26.3 million reduction in interest expense in 2019 as a result of this redemption and the repayment of the 2019 Convertible Notes in February 2019.

We expect our other expense, net to remain consistent in 2020 as compared to 2019.
Income Tax (Benefit) Expense
The following table summarizes our effective tax rate and income tax (benefit) expense for 2019 and 2018 (in thousands except for percentages):

	Years Ended December 31,
	2019	2018
Effective tax rate	—%	(31)%
Income tax expense (benefit)	$(47)	$39,654
For 2019, we recognized an immaterial income tax benefit, representing an effective tax rate of 0%. The difference between the expected statutory federal tax rate of 21% and the 0% effective tax rate for 2019 was primarily attributable to the valuation allowance established against our current period losses generated and the non-deductible IPR&D expense related to the Perosphere acquisition. We have established a valuation allowance on our deferred tax assets other than refundable AMT credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. The income tax benefit for the year ended December 31, 2019 primarily related to the offset of the recognition of the income tax expense recorded in other comprehensive loss associated with the increase in the value of available-for-sale securities that we carried at fair market value during the period, partially offset by state income taxes.

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

Net Income from Discontinued Operations

Net income from discontinued operations was $103.6 million in 2018. Of the $103.6 million net income from discontinued operations, $87.1 million represented a gain on the sale of the CBR business, which closed on August 6, 2018. For additional information, see Note C, “Discontinued Operations,” to our consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations - 2018 as compared to 2017

Management’s discussion and analysis of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2018 as compared to 2017 section of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019, which discussion is incorporated herein by reference.

Liquidity and Capital Resources

General

We currently finance our operations primarily from cash generated from our operating activities, including sales of our commercialized products. Cash, cash equivalents, marketable securities and certain financial obligations as of December 31, 2019 and 2018 consisted of the following (in thousands except for percentages):

	December 31,
	2019	2018	$ Change	% Change
Cash and cash equivalents	$113,009	$253,256	$(140,247)	(55)%
Marketable Securities	58,742	140,915	(82,173)	(58)%
Total	$171,751	$394,171	$(222,420)	(56)%

Outstanding principal on 2022 Convertible Notes	$320,000	$320,000	$—	—%
Outstanding principal on 2019 Convertible Notes	—	21,417	(21,417)	(100)%
Total	$320,000	$341,417	$(21,417)	(6)%

Cash Flows
The following table presents a summary of the primary sources and uses of cash for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Years Ended December 31			2019 compared to 2018	2018 compared to 2017
(In thousands, except percentages)	2019	2018	2017
Net cash (used in) provided by operating activities	$(125,696)	$60,800	$106,596	$(186,496)	$(45,796)
Net cash provided by investing activities	20,962	502,155	102,920	(481,193)	399,235
Net cash used in financing activities	(35,513)	(501,974)	(293,644)	466,461	(208,330)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(140,247)	$60,981	$(84,128)	$(201,228)	$145,109

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
Operating cash flow is derived by adjusting our net income (loss) for:

•	Non-cash operating items, such as depreciation and amortization, impairment of long-lived assets and equity-based compensation; and

•
Changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

For 2019 compared to 2018, net cash flows provided by operating activities decreased by $186.5 million, driven primarily by a decrease in net income as adjusted for non-cash charges of $206.2 million and a $19.7 million increase due to changes in operating assets and liabilities. Included within net loss for 2019 was $74.9 million of acquired IPR&D expense related to the Perosphere asset acquisition, of which $60.8 million was paid in cash during the first quarter of 2019. The cash flows from operating activities for 2018 include cash flows from the operating activities of the CBR business, which are included in discontinued operations. Subsequent to the closing of the CBR transaction on August 6, 2018, we no longer generated cash flows from that business. See Note C, “Discontinued Operations,” to our consolidated financial statements included in this Annual Report on Form 10-K for further detail regarding our discontinued operations.

For 2018 compared to 2017, net cash flows provided by operations decreased by $45.8 million, driven primarily by a decrease in net income as adjusted for non-cash charges of $29.7 million and a $16.1 million decrease due to changes in operating assets and liabilities.

Investing Activities

Cash flows provided by investing activities was $21.0 million in 2019 due primarily to net proceeds from the sale of marketable securities of $83.5 million, partially offset by a $60.0 million milestone payment triggered by the FDA approval of Vyleesi and capital expenditures of $2.5 million.

Cash flows provided by investing activities in 2018 was $502.2 million due to $519.3 million in proceeds from the sale of CBR, partially offset by net purchases of marketable securities of $4.6 million and capital expenditures of $2.5 million.

Cash flows provided by investing activities in 2017 was $102.9 million due to net proceeds from the sale of marketable securities of $167.7 million, partially offset by $55.8 million of cash used to purchase the Intrarosa asset and capital expenditures of $9.0 million.

Financing Activities

Cash used in financing activities was $35.5 million in 2019 due to the $21.4 million repayment of our 2019 Convertible Notes, $13.7 million for the repurchase of common stock and $1.8 million for payments of employee tax withholdings related to equity-based compensation offset by $1.5 million of proceeds from the issuance of common stock under the Employee Stock Purchase Plan.

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

Future Liquidity Considerations
We believe that our cash, cash equivalents and marketable securities as of December 31, 2019, and the cash we expect to receive from sales of our products, will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements.

We generated negative cash flows from operations during the year ended December 31, 2019 and while we expect to generate positive cash flows from continuing operations during 2020, these cash flows and our cash on hand as of December 31, 2019 in the aggregate will be insufficient to settle our 2022 Convertible Notes. We therefore expect that we will need to issue new securities, in the form of debt, equity or equity-linked, or some combination thereof. We may also utilize proceeds from a potential strategic collaboration or other transaction to manage our existing obligations.

For a detailed discussion regarding the risks and uncertainties related to our liquidity and capital resources, please refer to our Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K.

Borrowings and Other Liabilities
In the second quarter of 2017, we issued $320.0 million aggregate principal amount of convertible senior notes due 2022 (the “2022 Convertible Notes”). We received net proceeds of $310.4 million from the sale of the 2022 Convertible Notes, after deducting fees and expenses of $9.6 million. The 2022 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2017. The 2022 Convertible Notes will mature on June 1, 2022, unless earlier repurchased or converted. Upon conversion of the 2022 Convertible Notes, such 2022 Convertible Notes will be convertible into, at our election, cash, shares of our common stock, or a combination thereof, at a conversion rate of 36.5464 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which corresponds to an initial conversion price of approximately $27.36 per share of our common stock. The conversion rate is subject to adjustment from time to time. The 2022 Convertible Notes were not convertible by the note holders as of December 31, 2019.

Share Repurchase Program

As of January 1, 2019, we had $20.5 million available under our previously approved share repurchase program to repurchase up to $60.0 million in shares of our common stock. In March 2019, our Board authorized additional repurchases of shares in an amount up to $20.0 million under this program. During the first quarter of 2019, we repurchased and retired 1,074,800 shares of common stock for $13.7 million. As of December 31, 2019, $26.8 million remained available for future repurchases under this program.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to our operating leases, purchases of inventory and debt obligations (including interest payments). Future contractual obligations, as of December 31, 2019, are as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$29,686	$4,077	$6,941	$6,476	$12,192
Purchase commitments	105,903	31,373	39,009	29,829	5,692
2022 Convertible Notes	346,000	10,400	335,600	—	—
Total	$481,589	$45,850	$381,550	$36,305	$17,884

Lease Obligations
We are a party to operating leases for real estate, including our lease for use as our principal executive offices, vehicles and office equipment. Refer to Note P, “Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K for more information on our lease obligations.
Purchase Obligations
Purchase obligations primarily represent minimum purchase commitments for inventory. As of December 31, 2019, our minimum purchase commitments totaled $105.9 million.

Contingent Regulatory and Commercial Milestone Payments

We are required to make payments contingent on the achievement of certain regulatory and/or commercial milestones under the terms of our collaboration, license and other strategic agreements. Please refer to Note Q, “Collaboration, License and Other Strategic Agreements” to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding these contingent payments.
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

Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
Interest Rate Risk
As of December 31, 2019 and 2018, our investments totaled $58.7 million and $140.9 million, respectively, and were invested in corporate debt securities, U.S. treasury and government agency securities, commercial paper, and certificates of deposit. Our investments meet high credit quality and diversification standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer, excluding U.S. government entities, and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns. These investments are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest. If market interest rates for comparable investments were to increase or decrease immediately and uniformly by 100 basis points, or one percentage point, from levels as of December 31, 2019 and 2018, this would have resulted in a hypothetical change in fair value of our investments of approximately $0.3 million and $1.3 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.
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
Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AMAG Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AMAG Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note W to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for share-based compensation in 2017.

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
March 6, 2020

We have served as the Company’s auditor since 1982.

AMAG PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$113,009	$253,256
Marketable securities	58,742	140,915
Accounts receivable, net	94,163	75,347
Inventories	31,553	26,691
Prepaid and other current assets	19,100	18,961
Note receivable	—	10,000
Total current assets	316,567	525,170
Property and equipment, net	4,116	7,521
Goodwill	422,513	422,513
Intangible assets, net	23,620	217,033
Operating lease right-of-use asset	23,286	—
Deferred tax assets	630	1,260
Restricted cash	495	495
Other long-term assets	—	1,467
Total assets	$791,227	$1,175,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,021	$14,487
Accrued expenses	177,079	129,537
Current portion of convertible notes, net	—	21,276
Current portion of operating lease liability	4,077	—
Current portion of acquisition-related contingent consideration	17	144
Total current liabilities	208,194	165,444
Long-term liabilities:
Convertible notes, net	277,034	261,933
Long-term operating lease liability	19,791	—
Long-term acquisition-related contingent consideration	—	215
Other long-term liabilities	89	1,212
Total liabilities	505,108	428,804
Commitments and Contingencies (Note P)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 117,500,000 shares authorized; 33,999,081 and 34,606,760 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	339	346
Additional paid-in capital	1,297,917	1,292,736
Accumulated other comprehensive loss	(3,239)	(3,985)
Accumulated deficit	(1,008,898)	(542,442)
Total stockholders’ equity	286,119	746,655
Total liabilities and stockholders’ equity	$791,227	$1,175,459
The accompanying notes are an integral part of these consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Product sales, net	$311,190	$473,852	$495,645
Collaboration revenue	16,400	—	—
Other revenues	161	150	124
Total revenues	327,751	474,002	495,769
Costs and expenses:
Cost of product sales	107,193	215,892	161,349
Research and development expenses	64,853	44,846	75,017
Acquired in-process research and development	74,856	32,500	65,845
Selling, general and administrative expenses	286,600	227,810	178,151
Impairment of assets	232,336	—	319,246
Restructuring expenses	7,420	—	—
Total costs and expenses	773,258	521,048	799,608
Operating loss	(445,507)	(47,046)	(303,839)
Other income (expense):
Interest expense	(25,709)	(51,971)	(68,382)
Loss on debt extinguishment	—	(35,922)	(10,926)
Interest and dividend income	4,285	5,328	2,810
Other income (expense)	428	(74)	(70)
Total other expense, net	(20,996)	(82,639)	(76,568)
Loss from continuing operations before income taxes	(466,503)	(129,685)	(380,407)
Income tax (benefit) expense	(47)	39,654	(175,254)
Net loss from continuing operations	$(466,456)	$(169,339)	$(205,153)

Discontinued operations:
Income from discontinued operations	$—	$18,873	$10,313
Gain on sale of CBR business	—	87,076	—
Income tax expense	—	2,371	4,388
Net income from discontinued operations	$—	$103,578	$5,925

Net loss	$(466,456)	$(65,761)	$(199,228)

Basic and diluted earnings per share:
Loss from continuing operations	$(13.71)	$(4.92)	$(5.88)
Income from discontinued operations	—	3.01	0.17
Total	$(13.71)	$(1.91)	$(5.71)

Weighted average shares outstanding used to compute earnings per share (basic and diluted):	34,030	34,394	34,907
The accompanying notes are an integral part of these consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(466,456)	$(65,761)	$(199,228)
Other comprehensive income (loss)
Holding gains (losses) arising during period, net of tax	746	(77)	(70)
Total comprehensive loss	$(465,710)	$(65,838)	$(199,298)

The accompanying notes are an integral part of these consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARES)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	34,336,147	$343	$1,238,031	$(3,838)	$(300,147)	$934,389
Settlement of warrants	—	—	323	—	—	323
Equity component of the 2022 Convertible Notes, net of issuance costs and taxes	—	—	43,236	—	—	43,236
Cumulative effect of previously unrecognized excess tax benefits related to stock compensation	—	—	—	—	21,558	21,558
Equity component of debt repurchase	—	—	(27,988)	—	—	(27,988)
Shares issued in connection with Endoceutics License Agreement	600,000	6	13,494	—	—	13,500
Repurchase and retirement of common stock pursuant to the 2016 Share Repurchase Program	(1,366,266)	(14)	(19,453)	—	—	(19,467)
Issuance of common stock under employee stock purchase plan	120,580	1	1,593	—	—	1,594
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	392,651	5	(1,272)	—	—	(1,267)
Non-cash equity based compensation	—	—	23,664	—	—	23,664
Unrealized losses on securities, net of tax	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(199,228)	(199,228)
Balance at December 31, 2017	34,083,112	341	1,271,628	(3,908)	(477,817)	790,244
ASC 606 adoption adjustment, net of tax	—	—	—	—	1,136	1,136
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	463,776	4	275	—	—	279
Issuance of common stock under employee stock purchase plan	59,872	1	917	—	—	918
Non-cash equity based compensation	—	—	19,916	—	—	19,916
Unrealized losses on securities, net of tax	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(65,761)	(65,761)
Balance at December 31, 2018	34,606,760	346	1,292,736	(3,985)	(542,442)	746,655
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	281,184	3	(1,803)	—	—	(1,800)
Issuance of common stock under employee stock purchase plan	185,937	1	1,505	—	—	1,506
Repurchase of common stock pursuant to the share repurchase program	(1,074,800)	(11)	(13,719)	—	—	(13,730)
Non-cash equity based compensation	—	—	19,198	—	—	19,198
Unrealized gains on securities, net of tax	—	—	—	746	—	746
Net loss	—	—	—	—	(466,456)	(466,456)
Balance at December 31, 2019	33,999,081	$339	$1,297,917	$(3,239)	$(1,008,898)	$286,119

The accompanying notes are an integral part of these consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(466,456)	$(65,761)	$(199,228)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,324	172,223	155,538
Impairment of long-lived assets	232,336	—	319,246
Provision for bad debt expense	—	678	3,852
Amortization of premium/discount on purchased securities	(95)	87	302
Write-down of inventory	19,767	5,176	—
(Gain) loss on disposal of fixed assets	—	(99)	265
Non-cash equity-based compensation expense	19,198	19,916	23,664
Non-cash IPR&D expense	18,029	—	945
Loss on debt extinguishment	—	35,922	10,926
Amortization of debt discount and debt issuance costs	15,242	15,658	14,395
(Gain) loss on sale of marketable securities, net	(265)	(1)	70
Change in fair value of contingent consideration	(270)	(49,607)	(47,686)
Deferred income taxes	404	41,166	(178,421)
Non-cash lease expense	2,725	—	—
Gain on sale of the CBR business	—	(87,076)	—
Transaction costs	—	(14,111)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(18,816)	16,995	(14,978)
Inventories	(19,253)	(454)	(2,331)
Prepaid and other current assets	(113)	(6,097)	(2,222)
Accounts payable and accrued expenses	52,747	(32,568)	16,834
Deferred revenues	(6,400)	8,658	17,080
Payment of contingent consideration in excess of acquisition date fair value	—	—	(10,432)
Other assets and liabilities	(1,800)	95	(1,223)
Net cash (used in) provided by operating activities	(125,696)	60,800	106,596
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	98,321	85,342	294,957
Purchases of marketable securities	(14,815)	(89,956)	(127,249)
Milestone payment for Vyleesi developed technology	(60,000)	—	—
Acquisition of Intrarosa intangible asset	—	—	(55,800)
Proceeds from the sale of the CBR business	—	519,303	—
Note receivable	—	(10,000)	—
Capital expenditures	(2,544)	(2,534)	(8,988)
Net cash provided by investing activities	20,962	502,155	102,920

The accompanying notes are an integral part of these consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(IN THOUSANDS)

	Years Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Long-term debt principal payments	—	(475,000)	(353,125)
Proceeds from 2022 Convertible Notes	—	—	320,000
Payments to repurchase 2019 Convertible Notes	(21,417)	—	(191,730)
Payment of premium on debt extinguishment	—	(28,054)	(625)
Proceeds to settle warrants	—	—	323
Payment of convertible debt issuance costs	—	—	(9,553)
Payment of contingent consideration	(72)	(119)	(39,793)
Payments for repurchases of common stock	(13,730)	—	(19,466)
Proceeds from the issuance of common stock under the ESPP	1,506	—	—
Proceeds from the exercise of common stock options	30	3,881	3,021
Payments of employee tax withholding related to equity-based compensation	(1,830)	(2,682)	(2,696)
Net cash used in financing activities	(35,513)	(501,974)	(293,644)
Net (decrease) increase in cash, cash equivalents and restricted cash	(140,247)	60,981	(84,128)
Cash, cash equivalents and restricted cash at beginning of the year	253,751	192,770	276,898
Cash, cash equivalents and restricted cash at end of the year	$113,504	$253,751	$192,770
Supplemental data of cash flow information:
Cash (refunded) paid for taxes	$(202)	$5,345	$5,296
Cash paid for interest	$10,667	$48,757	$56,959
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$18,455	$—	$—
Settlement of note receivable in connection with Perosphere acquisition	$10,000	$—	$—
Fair value of common stock issued in connection with the acquisition of the Intrarosa intangible asset	$—	$—	$12,555
Contingent consideration accrued for the acquisition of the Intrarosa intangible asset	$—	$—	$9,300

The accompanying notes are an integral part of these consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     DESCRIPTION OF BUSINESS
AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. We are a pharmaceutical company focused on bringing innovative products to patients with unmet medical needs by leveraging our development and commercial expertise to invest in and grow our pharmaceutical products across a range of therapeutic areas. Our currently marketed products support the health of patients in the areas of hematology and maternal and women’s health, including Feraheme® (ferumoxytol injection) for intravenous use, Makena® (hydroxyprogesterone caproate injection) auto-injector, Intrarosa® (prasterone) vaginal inserts and Vyleesi®(bremelanotide injection). In addition to our marketed products, our portfolio includes two product candidates, AMAG-423 (digoxin immune fab (ovine)), which is being studied for the treatment of severe preeclampsia, and ciraparantag, which is being studied as an anticoagulant reversal agent.

In March 2019, we announced topline results from the Progestin’s Role in Optimizing Neonatal Gestation clinical trial (“PROLONG” or “Trial 003”), a randomized, double-blinded, placebo-controlled clinical trial evaluating Makena in patients with a history of a prior spontaneous singleton preterm delivery. The PROLONG trial was conducted under the U.S. Food and Drug Administration’s (the “FDA”) “Subpart H” accelerated approval process. The approval of Makena was based primarily on the Meis trial (“Trial 002”), which was conducted by the Maternal-Fetal Medicine Units Network, sponsored by the National Institute of Child Health and Human Development. In contrast to the Meis trial, the PROLONG trial did not demonstrate a statistically significant difference between the treatment and placebo arms for the co-primary endpoints. On October 29, 2019, the Advisory Committee met to discuss the results of the PROLONG trial to inform the FDA’s regulatory decision for Makena. Following various presentations by experts and discussions at the meeting, the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee (the “Advisory Committee”) voted as follows: (a) in response to the question “Do the findings from Trial 003 verify the clinical benefits of Makena on neonatal outcomes?”, 16 members voted “No” and no members voted “Yes”; (b) in response to the question “Based on the findings from Trial 002 and Trial 003, is there substantial evidence of effectiveness of Makena in reducing the risk of recurrent preterm birth?”, 13 members voted “No” and three members voted “Yes”; and (c) in response to the question, “Should the FDA (A) pursue withdrawal of approval for Makena, (B) leave Makena on the market under accelerated approval and require a new confirmatory trial, or (C) leave Makena on the market without requiring a new confirmatory trial?”, nine members voted for (A), seven members voted for (B) and no members voted for (C). The FDA is not required to follow the recommendations of its Advisory Committees, but will take them into consideration in deciding what regulatory steps to take with respect to Makena. We are unable to predict the outcome or timing of any FDA action with respect to Makena.

In December 2019 we completed a review of our product portfolio and strategy. This strategic review resulted in our intention to divest Intrarosa® (prasterone) and Vyleesi® (bremelanotide), as announced in January 2020. We determined that these anticipated actions did not result in the related assets meeting the criteria to be recorded as held of sale at December 31, 2019.
We are subject to risks common to companies in the pharmaceutical industry including, but not limited to (as such risks pertain to our business) the impact of any action by the FDA with respect to Makena, including the potential of the removal of Makena’s approval, our ability to successfully divest Intrarosa and Vyleesi, our ability to successfully commercialize our products, intense competition, including from generic products; maintaining and defending the proprietary nature of our technology, including in the event that Sandoz launches a generic version of Feraheme in accordance with the 2018 settlement agreement; our dependence upon third-party manufacturers and our potential inability to obtain raw or other materials and impacts of supply shortages; our reliance on and the extent of reimbursement from third parties for the use of our products, including the impact of generic competitors, Makena’s high Medicaid reimbursement concentration; our ability to expand our product portfolio through business development transactions; the approval of our product candidates and our ability to commercialize such products, if approved; potential litigation, including securities and product liability suits; our ability to work effectively and collaboratively with our licensors and partners; our reliance on other third parties in our business, including to conduct our clinical trials and undertake our product and distribution; our ability to maintain, attract and retain key employees; our potential failure to comply with federal and state healthcare fraud and abuse laws, marketing disclosure laws, or other federal and state laws and regulations and potential civil or criminal penalties as a result thereof; uncertainties regarding reporting and payment obligations under government pricing programs; post-approval commitments for Feraheme; our ability to comply with data protection laws and regulations; the impact of disruptions to our information technology systems; our level of and ability to repay our indebtedness; our access to sufficient capital; the availability of net operating loss carryforwards and other tax assets; potential differences between actual future results and the estimates or assumptions used by us in preparation of our consolidated financial statements, including goodwill and intangible assets; the volatility of our stock price; the potential fluctuation of our operating results; and provisions in our charter, by-laws and certain contracts that discourage an acquisition of our company.

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

As of June 30, 2018, our CBR business met the criteria to be classified as a discontinued operation. All historical operating results for CBR are reflected within discontinued operations in the consolidated statements of operations for the years ended December 31, 2018 and 2017. For additional information, see Note C, “Discontinued Operations.”

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities. The most significant estimates and assumptions are used to determine amounts and values of, but are not limited to: revenue recognition related to product sales revenue; product sales allowances and accruals; allowance for doubtful accounts; marketable securities; inventory; acquisition date fair value and subsequent fair value estimates used to assess impairment of long-lived assets, including goodwill and other intangible assets; debt obligations; certain accrued liabilities, including clinical trial accruals; equity-based compensation expense, and income taxes, inclusive of valuation allowances. Actual results could differ materially from those estimates.

Revenue Recognition

Product revenues
On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) applying the modified retrospective transition method to all contracts that were not completed as of January 1, 2018 as an adjustment of $1.1 million to the opening balance of stockholders’ equity at the beginning of 2018. The adjustment recorded was for incremental contract acquisition costs related to the CBR business. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for prior periods. There was no impact to our product revenue as a result of adoption.

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

Our major sources of revenue during the reporting periods were product revenues from Makena, Feraheme and Intrarosa. The adoption of ASC 606 in 2018 did not have an impact on the pattern or timing of recognition of our product revenue, as the majority of our product revenue continues to be recognized when the customer takes control of our product.

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
•Supply of Vyleesi product

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

The estimate of variable consideration, which is included in the transaction price, may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved in a future period. Estimating variable consideration and the related constraint requires the use of significant management judgment and actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. No amounts were constrained as of December 31, 2019.

Discounts

We typically offer a 2% prompt payment discount to certain customers as an incentive to remit payment in accordance with the stated terms of the invoice, generally between 30 to 60 days. Because we anticipate that those customers who are offered this discount will take advantage of the discount, 100% of the prompt payment discount at the time of sale is accrued for eligible customers, based on the gross amount of each invoice. We adjust the accrual quarterly to reflect actual experience.

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

Distributor/Wholesaler and Group Purchasing Organization Fees

Fees under arrangements with distributors and wholesalers are usually based upon units of product purchased during the prior month or quarter and are usually paid by us within several weeks of the receipt of an invoice from the wholesaler or distributor. Fees under arrangements with GPOs are usually based upon member purchases during the prior quarter and are generally billed by the GPO within 30 days after period end. In accordance with ASC 606, since the consideration given to the Customer is not for a distinct good or service, the consideration is a reduction of the transaction price of the vendor’s products or services. We have included these fees in contractual adjustments in the table above. We generally pay such amounts within several weeks of the receipt of an invoice from the distributor, wholesaler or GPO. Accordingly, we accrue the estimated fee due at the time of sale, based on the contracted price invoiced to the Customer. We adjust the accrual quarterly to reflect actual experience.

Product Returns

Consistent with industry practice, we generally offer wholesalers, specialty distributors and other customers a limited right to return our products based on the product’s expiration date. The current shelf-lives or time between manufacture and expiration for products in our portfolio range from three to five years. Product returns are estimated based on the historical return patterns and known or expected changes in the marketplace. We track actual returns by individual production lots. Returns on lots eligible for credits under our returned goods policy are monitored and compared with historical return trends and rates. We expect that wholesalers and healthcare providers will not stock significant inventory due to the cost of the product, the expense to store our products, and/or that our products are readily available for distribution. We record an estimate of returns at the time of sale. If necessary, our estimated rate of returns may be adjusted for actual return experience as it becomes available and for known or expected changes in the marketplace. There were no material adjustments to our reserve for product returns during the years ended December 31, 2019, 2018 or 2017. To date, our product returns have been relatively limited; however, returns experience may change over time. We may be required to make future adjustments to our product returns estimate, which would result in a corresponding change to our net product sales in the period of adjustment and could be significant.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash held in commercial bank accounts, money market funds and U.S. treasury securities having an original maturity of less than three months at the date of acquisition. We consider all highly liquid marketable securities with a maturity of three months or less as of the acquisition date to be cash equivalents. At December 31, 2019 and 2018, substantially all of our cash and cash equivalents were held in either commercial bank accounts or money market funds.

Concentrations and Significant Customer Information

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. We currently hold our excess cash primarily in institutional money market funds, corporate debt securities, U.S. treasury and government agency securities and certificates of deposit. As of December 31, 2019, we did not have a material concentration in any single investment.

Our operations are located entirely within the U.S. We focus primarily on developing, manufacturing, and commercializing our products and product candidates. The following table sets forth customers who represented 10% or more of our total revenues for 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
McKesson Corporation	36%	26%	24%
AmerisourceBergen Drug Corporation	28%	27%	26%
Cardinal Health	13%	< 10%	< 10%

Our net accounts receivable primarily represent amounts due for products sold directly to wholesalers, distributors and specialty pharmacies. Accounts receivable for our products are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts.
As part of our credit management policy, we perform ongoing credit evaluations of our customers, and we generally do not require collateral. If the financial condition of any of our significant product sales customers was to deteriorate and result in an impairment of its ability to make payments owed to us, an allowance for doubtful accounts may be required which could have a material effect on earnings in the period of any such adjustment. We did not experience any significant bad debts and have not established an allowance for doubtful accounts as of December 31, 2019 and 2018.
At December 31, 2019 and 2018, three customers accounted for 10% or more of our accounts receivable balance, representing approximately 85% and 73% in the aggregate of our total accounts receivable, respectively.

We are currently dependent on a single supplier for certain of our manufacturing processes, including Feraheme drug substance (produced in two separate facilities) and a single supplier for our Makena auto-injector product. We have been and may continue to be exposed to a significant loss of revenue from the sale of our products in the event that our suppliers and/or manufacturers are not able to fulfill demand for any reason.
Fair Value Measurements

We apply the provisions of ASC Topic 820, Fair Value Measurements (“ASC 820”) for our financial assets and liabilities that are re-measured and reported at fair value each reporting period and our nonfinancial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis, including property and equipment and identifiable intangible assets. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. Financial assets and liabilities are categorized within the valuation hierarchy based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

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

Marketable Securities

We account for and classify our marketable securities as either “available-for-sale,” “held-to-maturity,” or “trading debt securities,” in accordance with the accounting guidance related to the accounting and classification of certain investments in marketable securities. The determination of the appropriate classification by us is based primarily on management’s ability and intent to sell the debt security at the time of purchase. As of December 31, 2019 and 2018, all of our marketable securities were classified as available-for-sale.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, with approximate cost being determined on a first-in, first-out basis. Prior to initial approval from the FDA or other regulatory agencies, we expense costs relating to the production of inventory in the period incurred, unless we believe regulatory approval and subsequent commercialization of the product candidate is probable and we expect the future economic benefit from sales of the product to be realized, at which point we capitalize the costs as inventory. We assess any costs capitalized prior to regulatory approval each quarter for indicators of impairment, such as a reduced likelihood of approval. We expense costs associated with clinical trial material as research and development expense.

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

If we acquire an asset or a group of assets that do not meet the definition of a business, the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.

Impairment of Long-Lived Assets

We review our long-lived assets, which includes property and equipment and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. To evaluate recoverability, management compares the projected undiscounted future cash flows associated with the asset or asset group, including proceeds from its eventual disposition over its estimated useful life against its carrying amount. If the undiscounted cash flows are not sufficient to recover the carrying value of the asset or asset group, the asset or asset group is considered impaired. The impairment loss, if any, is measured as the excess of the carrying amount of the asset or asset group over its estimated fair value, which is typically calculated utilizing a discounted cash flow (“DCF”) model following the same methodology as described in the following section.

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
In performing our goodwill impairment tests, we utilize the approach prescribed under Accounting Standards Codification (“ASC”) 350, as amended by Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which requires that an entity perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
When we perform any goodwill impairment test, the estimated fair value of our reporting unit is determined using an income approach that utilizes a DCF model or a market approach, when appropriate, which assesses our market capitalization as adjusted for a control premium, or a combination thereof.
Under the market approach, when our carrying value exceeds our market capitalization, we consider a control premium for purposes of estimating the fair value of our reporting unit, as we believe that a market participant buyer would be required to pay a control premium for our business. The control premium utilized is based on control premiums observed in recent comparable market transactions. As described in the accounting guidance for evaluating long-lived assets for impairment, an entity’s fair value may include a control premium in addition to the quoted market price to determine the fair value of a single reporting unit entity, as an acquiring entity is often willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. This accounting guidance also indicates that the quoted market price of an individual security need not be the sole measurement basis of the fair value of a single reporting unit. When our market capitalization exceeds our carrying value, we utilize our market capitalization as the indicator of fair value in our impairment test.
Under the income approach, the DCF model is based upon expected future after-tax operating cash flows of the reporting unit discounted to a present value using a risk-adjusted discount rate. Estimates of future cash flows require management to make significant assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows (ii) the probability of regulatory approvals, and (iii) future economic conditions, all of which may differ from actual future cash flows. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rate, which is intended to reflect the risks inherent in future cash flow projections, used in the DCF model, is based on estimates of the weighted average cost of capital (“WACC”) of market participants relative to our reporting unit. Financial and credit market volatility can directly impact certain inputs and assumptions used to develop the WACC. Any changes in these assumptions may affect our fair value estimate and the result of an impairment test. The discount rates and other inputs and assumptions are consistent with those that a market participant would use. In addition, in order to assess the reasonableness of the fair value of our reporting unit as calculated under the DCF model, we also compare the reporting unit’s fair value to our market capitalization and calculate an implied control premium (the excess sum of the reporting unit’s fair value over its market capitalization). We evaluate the implied control premium by comparing it to control premiums of recent comparable market transactions, as applicable.

Business Combinations and Asset Acquisitions

The purchase price allocation for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Under ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business (“2017-01”), we first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business.

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

The purchase price allocations for business combinations are initially prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocations are made as soon as practicable but no later than one year from the acquisition date.

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

Leases

Effective January 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”), and chose to apply the provisions of ASC 842 as of the effective date with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, we elected to utilize the package of transition practical expedients, which allowed us to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. We also made accounting policy elections to not separate lease and non-lease components for our real estate lease and to not recognize leases with an initial term of twelve months or less within our consolidated balance sheets and to recognize those lease payments on a straight-line basis on our consolidated statements of income over the lease term. We did not have any material short-term leases accounted for under this policy during the year ended December 31, 2019.
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liability, and long-term operating lease liability on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease.
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

The lease payments used to determine our ROU assets may include lease incentives, stated rent increases, and escalation clauses linked to rates of inflation when determinable and are recognized in our ROU assets on our consolidated balance sheet. In addition, certain lease agreements contain lease and non-lease components. With the exception of our real estate leases, we separate lease payments for the identified assets from any non-lease payments included in the agreement. For our real estate leases, we account for the lease and non-lease components as a single lease component. Additionally, for vehicle and certain equipment leases, we apply a portfolio approach to effectively account for the related ROU assets and operating lease liabilities.

Restricted Cash

We classified $0.5 million of our cash as restricted cash, a non-current asset on the balance sheet, as of December 31, 2019 and 2018. This amount represented the security deposit delivered to the landlord of our Waltham, Massachusetts headquarters.

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

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Advertising costs, including promotional expenses, costs related to digital marketing and print media advertising space were $53.3 million, $29.8 million and $9.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Income Taxes

We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A deferred tax asset is established for the expected future benefit of net operating loss (“NOL”) and credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance against net deferred tax assets is required if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Significant judgments, estimates and assumptions regarding future events, such as the amount, timing and character of income, deductions and tax credits, are required in the determination of our provision for income taxes and whether valuation allowances are required against deferred tax assets. In evaluating our ability to recover our deferred tax assets, we consider all available evidence, both positive and negative, including the existence of taxable temporary differences, our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state and federal operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income. As of December 31, 2019, we have established a valuation allowance on our net deferred tax assets other than refundable alternative minimum tax (“AMT”) credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets.

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

Basic and Diluted Earnings per Share

We compute basic earnings per share by dividing earnings by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share is computed by dividing earnings by the diluted number of common shares outstanding during the period. Except where the result would be antidilutive, diluted earnings per common share would be computed assuming the impact of the conversion of the 3.25% convertible senior notes due in 2022 (the “2022 Convertible Notes”), the exercise of outstanding stock options and the vesting of RSUs.
We have a choice to settle the conversion obligation of our 2022 Convertible Notes (the “2022 Convertible Notes”) in cash, shares or any combination of the two. Our policy is to settle the principal balance of the 2022 Convertible Notes in cash. As such, we apply the treasury stock method to these securities and the dilution related to the conversion premium, if any, of the 2022 Convertible Notes is included in the calculation of diluted weighted-average shares outstanding to the extent the issuance is dilutive based on the average stock price during each reporting period being greater than the conversion price of the 2022 Convertible Notes.

The components of basic and diluted earnings per share for 2019, 2018 and 2017 were as follows (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Net loss from continuing operations	$(466,456)	$(169,339)	$(205,153)
Net income from discontinued operations	—	103,578	5,925

Weighted average common shares outstanding	34,030	34,394	34,907
Effect of dilutive securities:
Stock options and RSUs	—	—	—
Shares used in calculating dilutive net loss per share	34,030	34,394	34,907

Basic and diluted earnings per share:
Loss from continuing operations	$(13.71)	$(4.92)	$(5.88)
Income from discontinued operations	—	3.01	0.17
Total	$(13.71)	$(1.91)	$(5.71)

The following table sets forth the potential common shares issuable upon the exercise of outstanding options, the vesting of RSUs and the conversion of the Convertible Notes (in thousands):

	Years Ended December 31,
	2019	2018		2017
Options to purchase shares of common stock	3,976	3,797		3,531
Shares of common stock issuable upon the vesting of RSUs	1,579	1,129		1,070
Warrants	—	1,008		1,008
2022 Convertible Notes	11,695	11,695		11,695
2019 Convertible Notes	—	790		790
Shares of common stock under employee stock purchase plan	—	81	—	—
Total	17,250	18,500		18,094

 In connection with the issuance of the 2019 Convertible Notes, in February 2014, we entered into convertible bond hedges with certain financial institutions. The convertible bond hedges were not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges and warrants expired in February 2019 in conjunction with the settlement of the 2019 Convertible Notes.

Business Segments
We have determined that we conduct our operations in one business segment: the manufacture, development and commercialization of products for use in treating various conditions, with a focus on maternal and women’s health and anemia management. Long-lived assets consist entirely of intangible assets, property and equipment and are located in the U.S. for all periods presented.
C.    DISCONTINUED OPERATIONS
On August 6, 2018, we completed the sale of our CBR business to GI Partners pursuant to the CBR Purchase Agreement. We determined that the sale of CBR represented a strategic shift that would have a major effect on our business and therefore met the criteria for classification as discontinued operations at June 30, 2018. All historical operating results for CBR were reflected within discontinued operations in the consolidated statements of operations for the years ended December 31, 2018 and 2017.

The following is a summary of net income from discontinued operations for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Service revenues, net	$71,217	$114,177
Costs and expenses:
Cost of services	12,559	21,817
Selling, general and administrative expenses	39,899	81,782
Total costs and expenses	52,458	103,599
Operating income	18,759	10,578
Other income (expense)	114	(265)
Income from discontinued operations	18,873	10,313
Gain on sale of CBR business	87,076	—
Income tax expense	2,371	4,388
Net income from discontinued operations	$103,578	$5,925

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for the years ended December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, capital expenditures related to the CBR business were $1.6 million and $4.9 million, respectively. Depreciation and amortization expense related to the CBR business for the same periods was $8.4 million and $21.7 million, respectively. Excluding the gain of $87.1 million recognized on the sale of the CBR business and the related transaction expenses of $14.1 million presented in the consolidated statements of cash flows for the year ended December 31, 2018, there were no other significant operating or investing non-cash items related to the CBR business for any period presented.

D.    REVENUE RECOGNITION
Product Revenue

The following table provides information about disaggregated revenue by product for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Product sales, net
Makena	$122,064	$322,265	$387,158
Feraheme	167,947	135,001	105,930
Intrarosa	21,417	16,218	1,816
Other	(238)	368	741
Total	$311,190	$473,852	$495,645

Total gross product sales were offset by product sales allowances and accruals for the years ended December 31, 2019, 2018 and 2017 as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Gross product sales	$955,693	$974,330	$920,061
Provision for product sales allowances and accruals:
Contractual adjustments	530,645	387,540	310,588
Governmental rebates	113,858	112,938	113,828
Total	644,503	500,478	424,416
Product sales, net	$311,190	$473,852	$495,645

The following table summarizes the product revenue allowance and accrual activity for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Contractual	Governmental
	Adjustments	Rebates	Total
Balance at January 1, 2017	$47,600	$51,399	$98,999
Current provisions relating to sales in current year	314,537	112,167	426,704
Adjustments relating to sales in prior years	(3,949)	1,661	(2,288)
Payments/returns relating to sales in current year	(253,545)	(61,569)	(315,114)
Payments/returns relating to sales in prior years	(42,479)	(53,060)	(95,539)
Balance at December 31, 2017	62,164	50,598	112,762
Current provisions relating to sales in current year	389,861	105,034	494,895
Adjustments relating to sales in prior years	(2,330)	7,903	5,573
Payments/returns relating to sales in current year	(333,694)	(75,920)	(409,614)
Payments/returns relating to sales in prior years	(58,802)	(58,501)	(117,303)
Balance at December 31, 2018	57,199	29,114	86,313
Provisions related to current period sales	521,916	99,721	621,637
Adjustments related to prior period sales	8,774	14,137	22,911
Payments/returns relating to current period sales	(431,014)	(60,218)	(491,232)
Payments/returns relating to prior period sales	(61,654)	(41,435)	(103,089)
Balance at December 31, 2019	$95,221	$41,319	$136,540

During the year ended December 31, 2019, we recorded adjustments of $14.1 million for Medicaid rebate claims received that related to prior period sales and $8.8 million for contractual adjustments related to prior period sales. We concluded that these adjustments represented changes in estimate during the year ended December 31, 2019 due to higher Medicaid and payer utilization and subsequent rebate obligations than anticipated based on our historical experience.

Collaboration Revenue

During the first quarter of 2019, in conjunction with the Perosphere transaction, we assumed responsibility for a clinical trial collaboration agreement with a pharmaceutical company. This agreement provided for milestone payments to us, provided we met certain clinical obligations in connection with our ciraparantag program. We also acquired $6.4 million of deferred revenue related to this agreement, which represented the fair value of our remaining performance obligations associated with upfront milestone payments received by Perosphere under this agreement prior to acquisition. We accounted for this agreement under ASC 606.

During the fourth quarter of 2019, we entered into a termination and settlement agreement (the “Termination Agreement”) with the pharmaceutical company which provided for a $10.0 million termination payment to us and stated that no party had any remaining performance obligations effective as of the termination date. The $10.0 million termination payment was received during the fourth quarter of 2019. Under ASC 606, the Termination Agreement met the definition of a contract modification and was accounted for as a cumulative catch-up adjustment at the time of modification.
During the year ended December 31, 2019, the $10.0 million termination payment and $6.4 million of deferred revenue were recognized as collaboration revenue in our consolidated statements of operations.

E.    MARKETABLE SECURITIES
As of December 31, 2019 and 2018, our marketable securities consisted of securities classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in marketable securities.

The following is a summary of our marketable securities as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Description of Securities:	Cost	Gains	Losses	Value
Short-term investments:*
Corporate debt securities	$46,186	$140	$(2)	$46,324
U.S. treasury and government agency securities	2,750	—	—	2,750
Certificates of deposit	1,500	—	—	1,500
Total short-term investments	50,436	140	(2)	50,574
Long-term investments:**
Corporate debt securities	8,016	152	—	8,168
Total long-term investments	8,016	152	—	8,168
Total investments	$58,452	$292	$(2)	$58,742

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Description of Securities:	Cost	Gains	Losses	Value
Short-term investments:*
Corporate debt securities	$51,184	$—	$(236)	$50,948
U.S. treasury and government agency securities	7,647	—	(34)	7,613
Commercial paper	3,995	—	—	3,995
Certificates of deposit	12,000	—	—	12,000
Total short-term investments	74,826	—	(270)	74,556
Long-term investments:**
Corporate debt securities	62,530	52	(433)	62,149
U.S. treasury and government agency securities	2,742	—	(32)	2,710
Certificates of deposit	1,500	—	—	1,500
Total long-term investments	66,772	52	(465)	66,359
Total investments	$141,598	$52	$(735)	$140,915

* Represents marketable securities with a remaining maturity of less than one year.
** Represents marketable securities with a remaining maturity of one to three years classified as short-term on our consolidated balance sheets.

Impairments and Unrealized Gains and Losses on Marketable Securities
We did not recognize any other-than-temporary impairment losses in our consolidated statements of operations related to our marketable securities during 2019, 2018 or 2017. We considered various factors, including the length of time that each security was in an unrealized loss position and our ability and intent to hold these securities until recovery of their amortized cost basis occurs. As of December 31, 2019, we have no material losses in an unrealized loss position for more than one year. Future events may occur, or additional information may become available, which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our marketable securities could have a material adverse effect on our earnings in future periods.

F.     FAIR VALUE MEASUREMENTS
The following tables present information about our assets and liabilities that we measure at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value as of December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements at December 31, 2019 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$13,732	$13,732	$—	$—
Corporate debt securities	54,492	—	54,492	—
U.S. treasury and government agency securities	2,750	—	2,750	—
Certificates of deposit	1,500	—	1,500	—
Total Assets	$72,474	$13,732	$58,742	$—
Liabilities:
Contingent consideration	17	—	—	17
Total Liabilities	$17	$—	$—	$17

	Fair Value Measurements at December 31, 2018 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$71,568	$71,568	$—	$—
Corporate debt securities	113,097	—	113,097	—
U.S. treasury and government agency securities	10,323	—	10,323	—
Commercial paper	3,995	—	3,995	—
Certificates of deposit	13,500	—	13,500	—
Total Assets	$212,483	$71,568	$140,915	$—
Liabilities:
Contingent consideration	359	—	—	359
Total Liabilities	$359	$—	$—	$359

Cash equivalents

Our cash equivalents are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. As of December 31, 2019 and 2018, cash equivalents were comprised of funds in money market accounts.
Marketable securities
Our marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2019 or 2018. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during 2019 or 2018.

Contingent consideration
In accordance with GAAP, for asset acquisitions, we record contingent consideration for obligations we consider to be probable and estimable and these liabilities are not adjusted to fair value. As of December 31, 2019 and December 31, 2018, no contingent consideration was recorded in accrued expenses.
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
The fair value measurements of contingent consideration obligations and the related intangible assets arising from business combinations are classified as Level 3 under the fair value hierarchy as they have been valued using unobservable inputs. These inputs include: (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.
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
Debt

We estimate the fair value of our debt obligations by using quoted market prices obtained from third-party pricing services, which is classified as a Level 2 input. As of December 31, 2019, the estimated fair value of the 2022 Convertible Notes was $274.8 million, which differed from its carrying value. As of December 31, 2018, the estimated fair value of the 2022 Convertible Notes and the 2019 Convertible Notes was $294.8 million and $20.9 million, respectively, which differed from their carrying values. See Note R, “Debt,” for additional information on our debt obligations.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2019, we measured the Makena base technology, Makena auto-injector developed technology, Intrarosa developed technology and Vyleesi developed technology intangible assets at fair value based on indicators of impairment identified for the Makena, Intrarosa and Vyleesi products. The aggregate fair values of our intangible assets at December 31, 2019 was $23.6 million and we recorded total impairment charges of $232.3 million in our consolidated statements of operations for the year ended December 31, 2019. The fair value measurement related to the Makena base technology intangible asset was recorded during the second quarter of 2019. The Makena auto-injector developed technology intangible asset was measured at fair value as of October 29, 2019 and the Intrarosa developed technology and Vyleesi developed technology intangible assets were measured at fair value as of December 31, 2019. See Note I, “Goodwill and Intangible Assets, Net” for additional information regarding our intangible asset impairment assessments.

G.     INVENTORIES

Our major classes of inventories were as follows as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Raw materials	$5,211	$9,388
Work in process	6,248	5,932
Finished goods	20,094	11,371
Total inventories	$31,553	$26,691

During the year ended December 31, 2019, we recorded inventory write-downs of $19.8 million in conjunction with the impairments of the asset groups related to the Makena intramuscular (“IM”) products and the Makena auto-injector product.

H.     PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Computer equipment and software	$1,568	$1,637
Furniture and fixtures	1,714	1,737
Leasehold improvements	4,984	2,938
Laboratory and production equipment	6,570	6,000
Construction in progress	656	420
	15,492	12,732
Less: accumulated depreciation	(11,376)	(5,211)
Property and equipment, net	$4,116	$7,521

During 2019, 2018 and 2017, depreciation expense was $2.6 million, $1.6 million, and $1.2 million, respectively.

I.     GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Our $422.5 million goodwill balance represents goodwill of the continuing business following the goodwill allocation performed in 2018 in connection with the CBR transaction discussed in Note C, “Discontinued Operations.” As of December 31, 2019, we had no accumulated impairment losses related to goodwill.
2019 Impairment Testing Results
On October 31, 2019 (the “2019 measurement date”), we conducted our 2019 annual goodwill impairment test using a market approach to estimate the fair value of our reporting unit as of the 2019 measurement date. We considered our market capitalization, as adjusted for a control premium, to be one indicator of the fair value of our reporting unit. On October 31, 2019, our stock price closed at $9.71 per share, resulting in a market capitalization of approximately $329 million, which was below the carrying amount of our reporting unit as of the 2019 measurement date, resulting in an implied control premium of 6%. During the fourth quarter of 2019, we obtained a control premium analysis that benchmarked average control premiums paid in prior merger and acquisition transactions among biotechnology and pharmaceutical companies. The analysis indicated that control premiums vary depending on facts and circumstances for each transaction. The range of control premiums observed was between 37% and 84%, with a median of 65%. Management believes that using this market approach of assessing reasonable control premiums provided a sufficient basis to assess whether the fair value of our reporting unit, including a range of reasonable control premiums, was above its carrying amount. Incorporating control premiums in this range to our October 31, 2019 market capitalization of $329 million resulted in a fair value which was at least 29% greater (at the low end of the range) than the carrying amount of our net assets as of October 31, 2019. As a result of this review, we determined that there was no impairment of our goodwill at October 31, 2019.
Between October 31, 2019 and December 31, 2019, in accordance with ASC 350, we evaluated business factors, including the business decision to divest Intrarosa and Vyleesi, to determine whether there were indicators that the fair value of our reporting unit was less than its carrying value. We determine that it was not more likely than not that the fair value of the reporting unit was less than its carrying value and accordingly, determined that there was no impairment of goodwill at December 31, 2019.

Based on our assessment, we determined that there was no goodwill impairment at October 31, 2019 or December 31, 2019. However, the future occurrence of events including, but are not limited to, an adverse change in current economic and market conditions, including a significant prolonged decline in market capitalization, a significant adverse change in legal factors, unexpected adverse business conditions and an adverse action or assessment by a regulator could indicate potential impairment and trigger an interim impairment assessment of goodwill. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment test be triggered that results in an impairment of goodwill.

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

On October 31, 2018 (the “2018 measurement date”), we conducted our 2018 annual goodwill impairment test using a market approach to estimate the fair value of our reporting unit as of the 2018 measurement date. We considered our market capitalization, as adjusted for a control premium, to be one indicator of the fair value of our reporting unit. On October 31, 2018, our stock price closed at $21.50 per share, resulting in a market capitalization of approximately $742 million, which was below the carrying amount of our reporting unit as of the 2018 measurement date, resulting in an implied control premium of 2%. In the days following our October 31, 2018 annual testing date, our stock price declined, largely in response to our November 1, 2018 earnings release and Company update. This decline resulted in a market capitalization of approximately $633 million on November 5, 2018, resulting in an implied control premium of 20%. During the third quarter of 2018, we obtained an updated control premium analysis that benchmarked average control premiums paid in prior merger and acquisition transactions among biotechnology and pharmaceutical companies. The analysis indicated that control premiums vary depending on facts and circumstances for each transaction. The range of control premiums observed was between 39% and 96%, with a median of 71%. Management believes that using this market approach of assessing reasonable control premiums provided a sufficient basis to assess whether the fair value of our reporting unit, including a range of reasonable control premiums, was above its carrying amount. Incorporating control premiums in this range to our October 31, 2018 market capitalization of $742 million resulted in a fair value which was at least 36% greater (at the low end of the range) than the carrying amount of our net assets as of October 31, 2018. As a result of this review, we determined that there was no impairment of our goodwill at October 31, 2018.
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
Intangible Assets

	December 31, 2019				December 31, 2018
	Original Cost	Life to Date Accumulated Amortization	Life to Date Impairments	Net Book Value	Original Cost	Life to Date Accumulated Amortization	Life to Date Impairments	Net Book Value
Amortizable intangible assets:
Makena base technology	$797,100	$400,496	$396,604	$—	$797,100	$400,495	$319,246	$77,359
Makena auto-injector developed technology	79,100	15,782	55,426	7,892	79,100	6,952	—	72,148
Intrarosa developed technology	77,655	16,798	56,881	3,976	77,655	10,129	—	67,526
Vyleesi developed technology	60,000	9,264	38,984	11,752	—	—	—	—
Total intangible assets	$1,013,855	$442,340	$547,895	$23,620	$953,855	$417,576	$319,246	$217,033

During the second quarter of 2019, Vyleesi received FDA approval, which triggered a $60.0 million milestone payment, which was capitalized as developed technology.

Late in the second quarter of 2019, we were notified that an additional manufacturing site for the Makena IM products, which relates to the Makena base technology intangible asset, received FDA approval. However, the approval was received later than expected and the extended period of the stock-out caused our authorized generic partner to lose additional customers and market share, resulting in no shipments of IM to our authorized generic partner during that quarter. As a result of this loss of market share, we deemed it probable as of the end of the second quarter of 2019 that we would terminate the Distribution and Supply Agreement with our authorized generic partner. We do not expect to generate any future revenues from shipments of the IM products. Accordingly, we eliminated the Makena IM products from our long-term revenue forecast during the second quarter of 2019. These business factors were considered indicators of impairment for the Makena base technology intangible asset during the second quarter of 2019. We determined that the fair value of the Makena base technology intangible asset was zero at June 30, 2019, and as a result, we recorded an impairment charge for the full remaining value of the asset of $77.4 million, which was recorded within a separate operating expense line item on our consolidated statements of operations. The Distribution and Supply Agreement with our authorized generic partner was terminated in August 2019 and we have not sold any Makena IM in the second half of 2019.

During the fourth quarter of 2019, we identified indicators of impairment for the Makena auto-injector developed technology, Intrarosa developed technology and Vyleesi developed technology intangible assets (each part of its own asset group) related to (i) the October 29, 2019 unfavorable FDA Advisory Committee recommendation for Makena as described in Note A, “Description of Business”, and (ii) the December 2019 decision to divest Intrarosa and Vyleesi based on the strategic review that we conducted. We determined that the Intrarosa and Vyleesi asset groups did not meet the criteria to be classified as held for sale as of December 31, 2019 and as a result, assessed these assets for potential impairment under the held and used guidance. For each asset group, we estimated the sum of the undiscounted projected cash flows and found that the sum of the projected, probability-weighted undiscounted cash flows were less than the carrying value of each corresponding asset group. Therefore, we reassessed the fair value of each asset group using an income approach, a Level 3 measurement technique, which included probability weighting a range of potential outcomes as impacted by multiple significant and inter-related business factors. For all three asset groups, these significant assumptions included an estimated probability of a negative FDA action with respect to Makena and the expected timing of any such FDA action. In addition, for the Intrarosa and Vyleesi asset groups, management’s assessment also included assumptions regarding the probability of completing a sale of these assets and the expected timing of a sale, should one occur. We derived these estimates based on management’s judgment as informed by externally available information. We believe the assumptions we used to determine the estimated fair value of the asset groups are reasonable. Based on our consideration of these probability-weighted assumptions evaluated in the aggregate, we recorded impairment charges of $55.4 million, $56.9 million and $39.0 million to reduce the carrying values of the Makena auto-injector developed technology, Intrarosa developed technology and Vyleesi developed technology intangible assets to their respective estimated fair values. Total impairment charges of $155.0 million were recorded within a separate operating expense line item in our consolidated statements of operations during the fourth quarter of 2019, of which $151.3 million were allocated to the intangible assets in each asset group. In addition, we reassessed and prospectively adjusted the estimated remaining useful lives of the Makena auto-injector developed technology, Intrarosa developed technology and Vyleesi developed technology intangible assets and other long-lived assets within each asset group. As such, we accelerated amortization of these intangible assets resulting in an additional $7.1 million of expense recorded in 2019. As described in more detail above, our assessment was based on our estimates and assumptions, a number of which are based on external factors and the exercise of management judgment. Actual results may differ significantly from our estimates.

As of December 31, 2019, the weighted average estimated remaining amortization period for our finite-lived intangible assets was approximately one year. Total amortization expense for 2019, 2018 and 2017, was $24.8 million, $158.4 million and $130.4 million, respectively. Amortization expense is recorded in cost of product sales in our consolidated statements of operations. We expect amortization expense related to our finite-lived intangible assets to be $23.6 million during the year ended December 31, 2020.

J.     CURRENT AND LONG-TERM LIABILITIES
Accrued Expenses
Accrued expenses consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Commercial rebates, fees and returns	$118,427	$80,520
Accrued manufacturing	21,364	9,282
Salaries, bonuses, and other compensation	18,693	22,482
Professional, license, and other fees and expenses	13,392	13,960
Accrued research and development	3,539	2,226
Interest expense	867	1,067
Restructuring expense	797	—
Total accrued expenses	$177,079	$129,537

K.     INCOME TAXES
For the years ended December 31, 2019, 2018, and 2017, all of our profit or loss before income taxes was from U.S. operations. The income tax (benefit) expense consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$(630)	$(1,136)	$2,162
State	179	1,469	5,358
Total current	$(451)	$333	$7,520
Deferred:
Federal	$432	$42,886	$(172,048)
State	(28)	(3,565)	(10,726)
Total deferred	$404	$39,321	$(182,774)
Total income tax (benefit) expense	$(47)	$39,654	$(175,254)

The reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate from continuing operations was as follows:

	Years Ended December 31,
	2019	2018	2017
Statutory U.S. federal tax rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	2.6	4.7	3.3
Impact of 2017 tax reform on deferred tax balance	—	—	4.6
Equity-based compensation expense	(0.4)	(1.5)	(0.8)
Contingent consideration	—	7.2	4.4
In-process research and development	(3.4)	—	—
Other permanent items, net	(0.4)	(1.4)	(0.5)
Tax credits	0.4	6.2	0.7
Valuation allowance	(19.8)	(67.4)	(0.8)
Other, net	—	0.6	0.2
Effective tax rate	—%	(30.6)%	46.1%

For the year ended December 31, 2019, we recognized an immaterial income tax benefit, representing an effective tax rate of 0.0%. The difference between the expected statutory federal tax rate of 21.0% and the effective tax rate of 0.0% for the year ended December 31, 2019, was primarily attributable to the valuation allowance established against our current period losses generated and the non-deductible IPR&D expense related to the Perosphere acquisition.We have established a valuation allowance on our deferred tax assets other than refundable AMT credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. The income tax benefit for the year ended December 31, 2019 primarily related to the offset of the recognition of the income tax expense recorded in other comprehensive loss associated with the increase in the value of available-for-sale securities that we carried at fair market value during the period, partially offset by state income taxes.
For the year ended December 31, 2018, we recognized income tax expense of $39.7 million representing an effective tax rate of (30.6)%. The difference between the expected statutory federal tax rate of 21.0% and the (30.6)% effective tax rate for 2018 was primarily attributable to the establishment of a valuation allowance on net deferred tax assets other than refundable AMT credits, the impact of non-deductible stock compensation and other non-deductible expenses, partially offset by a benefit from contingent consideration associated with Lumara Health, state income taxes and orphan drug tax credits. The valuation allowance on our deferred tax assets, other than refundable AMT credits, increased during the year ended December 31, 2018 primarily because the deferred tax liabilities associated with the CBR business, which was reclassified to discontinued operations and sold during the year ended December 31, 2018, are no longer available as a source of income to realize the benefits of the net deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”), was enacted. The 2017 Tax Act includes significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35.0% to 21.0%, effective January 1, 2018. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. As a result of the reduction in the federal tax rate from 35.0% to 21.0%, we revalued our ending net deferred tax liabilities at December 31, 2017 and recognized a $17.6 million tax benefit.

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

	December 31,
	2019	2018
Assets
Net operating loss carryforwards	$79,679	$46,888
Tax credit carryforwards	28,641	24,290
Capital loss carryforwards	20,659	20,896
Interest expense carryforwards	5,746	4,318
Equity-based compensation expense	6,106	5,931
Capitalized research & development	2,347	4,635
Intangible assets	67,847	12,565
Reserves	5,721	2,683
Lease liability	5,739	—
Property, plant and equipment	391	—
Contingent consideration	4	87
Other	9,329	5,389
Valuation allowance	(216,774)	(113,278)
Liabilities
Property, plant and equipment depreciation	—	(614)
Debt instruments	(9,195)	(12,489)
Right of use asset	(5,599)	—
Other	(11)	(41)
Net deferred tax assets	$630	$1,260

The valuation allowance increased by approximately $103.5 million for the year ended December 31, 2019. We have established a valuation allowance on our deferred tax assets other than refundable AMT credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. Our valuation allowance on our deferred tax assets, other than refundable AMT credits, increased during the year ended December 31, 2019, primarily due to our current period losses generated.
At December 31, 2019, we had federal and state NOL carryforwards of approximately $332.8 million and $184.6 million, respectively, of which $123.1 million and $16.6 million federal and state NOL carryforwards, were acquired as part of the Lumara Health transaction, respectively, and $21.4 million and $14.6 million federal and state NOL carryforwards were acquired as part of the Perosphere transaction, respectively. The majority of the federal and state NOLs expire at various dates through 2039. We have $127.4 million of federal NOLs generated after 2017 which will not expire. We have federal tax credits of approximately $26.1 million to offset future tax liabilities of which $2.3 million were acquired as part of the Lumara Health transaction and $2.3 million of which were acquired as part of the Perosphere transaction. We have state tax credits of $2.5 million to offset future tax liabilities of which $1.2 million were acquired as part of the Perosphere transaction. These federal and state tax credits will expire periodically through 2039 if not utilized. We have a capital loss carryforward of $90.4 million from the sale of the CBR business that can only be used to offset future capital gains and expires in 2023. Our interest expense carryforward is $23.6 million, which may be carried forward indefinitely.
Utilization of our NOLs, interest expense carryforwards, and research and development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“Section 382”) as well as similar state provisions. These ownership changes may limit the amount of NOLs and interest expense carryforwards that can be utilized annually to offset future taxable income and may limit the amounts of R&D credit carryforwards that can be utilized annually to offset taxes. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders’ subsequent disposition of those shares, could result in a change of control, as defined by Section 382. We conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2019, based upon publicly available information as of December 31, 2019, would limit or otherwise restrict our ability to utilize these NOLs, interest expense, and R&D credit carryforwards. As a result of this analysis, we do not believe there are any significant limitations on our ability to utilize these carryforwards. The NOLs and tax credits acquired from Lumara Health and Perosphere are subject to restrictions under Section 382. These restricted NOLs and credits may be utilized subject to an annual limitation. We identified ownership changes associated with the attributes acquired as part of the Lumara Health and Perosphere transactions and determined these attributes are subject to annual limitations. Future changes in ownership after December 31, 2019 could affect the limitation in future years and any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.
Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. A reconciliation of our changes in unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Unrecognized tax benefits at the beginning of the year	$11,180	$10,560	$13,020
Additions based on tax positions related to the current year	521	12	574
Additions for tax positions from prior years	2,173	608	340
Subtractions for federal tax reform	—	—	(3,296)
Subtractions for tax positions from prior years	(336)	—	(78)
Unrecognized tax benefits at the end of the year	$13,538	$11,180	$10,560

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized is immaterial, as the majority of our uncertain tax positions relate to NOL and credit carryforwards, which, if recognized, are currently expected to require a full valuation allowance.

Our unrecognized tax benefits as of December 31, 2019 increased by $2.4 million as compared to December 31, 2018 primarily due to tax reserves associated with NOLs and R&D credit carryforwards acquired in connection with the Perosphere transaction.

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

The statute of limitations for assessment by the Internal Revenue Service (the “IRS”) and most state tax authorities is closed for tax years prior to December 31, 2016, although carryforward attributes that were generated prior to tax year 2016 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. We file income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress.

L.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the accumulated balances of other comprehensive loss associated with unrealized (losses) gains on securities during 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Beginning balance	$(3,985)	$(3,908)	$(3,838)
Other comprehensive income (loss) before reclassifications	746	(77)	(70)
Ending balance	$(3,239)	$(3,985)	$(3,908)

M.     EQUITY-BASED COMPENSATION
We currently maintain three equity compensation plans, namely our 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by our stockholders at our 2019 annual meeting and replaced our Fourth Amended and Restated 2007 Equity Incentive Plan, as amended (the “2007 Plan”), the Lumara Health Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Lumara Health 2013 Plan”) and our 2015 Employee Stock Purchase Plan (“2015 ESPP”). All outstanding stock options granted under each of our equity compensation plans other than our 2015 ESPP (discussed below) have an exercise price equal to the closing price of a share of our common stock on the grant date.
Our 2019 Plan succeeded our 2007 Plan, which has expired and under which no further grants may be made. The number of shares available for future grants under the 2019 Plan consists of the sum of (i) the number of shares that remained available for issuance under the 2007 Plan as of the date of adoption of the 2019 Plan and (ii) an additional 2,161,000 shares. All outstanding awards granted under the 2007 Plan will remain subject to the terms of the 2007 Plan. In addition, any shares subject to outstanding awards granted under the 2007 Plan that expire or terminate for any reason prior to exercise will be added to the total number of shares of our stock available for issuance under the 2019 Plan. The allotted number of shares available for issuance under the 2019 Plan was 3,519,304 as of December 31, 2019 and there were 2,828,030 shares remaining available for future issuance under the 2019 Plan. As of December 31, 2019, all outstanding options under both the 2019 Plan and 2007 Plan have a ten-year term.
In November 2014, we assumed the Lumara Health 2013 Plan in connection with the acquisition of Lumara Health. The total number of shares issuable pursuant to awards under this plan as of the effective date of the acquisition and after taking into account any adjustments as a result of the acquisition, was 200,000 shares. As of December 31, 2019, there were 9,817 shares remaining available for issuance under the Lumara Health 2013 Plan, which are available for grants to certain employees, officers, directors, consultants, and advisers of AMAG and our subsidiaries who are newly-hired or who previously performed services for Lumara Health. All outstanding options under the Lumara Health 2013 Plan have a ten-year term.
The 2019 Plan, 2007 Plan and the Lumara Health 2013 Plan provide for the grant of stock options, RSUs, restricted stock, stock, stock appreciation rights and other equity interests in our company. We generally issue common stock from previously authorized but unissued shares to satisfy option exercises and RSU awards. The terms and conditions of each award are determined by our Board of Directors (the “Board”) or the Compensation Committee of our Board. The terms and conditions of each award assumed in the acquisition of Lumara Health were previously determined by Lumara Health prior to being assumed in connection with the acquisition, subject to applicable adjustments made in connection with such acquisition.

In May 2015, our stockholders approved our 2015 ESPP, which authorizes the issuance of up to 200,000 shares of our common stock to eligible employees. In June 2018, at our annual meeting of stockholders, our stockholders approved an amendment to our 2015 ESPP to increase the maximum number of shares of our common stock that will be made available for sale thereunder by 500,000 shares. The terms of the 2015 ESPP permit eligible employees to purchase shares (subject to certain plan and tax limitations) in semi-annual offerings through payroll deductions of up to an annual maximum of 10% of the employee’s “compensation” as defined in the 2015 ESPP. Shares are purchased at a price equal to 85% of the fair market value of our common stock on either the first or last business day of the offering period, whichever is lower. Plan periods consist of six-month periods typically commencing June 1 and ending November 30 and commencing December 1 and ending May 31. As of December 31, 2019, 445,713 shares have been issued under our 2015 ESPP.

During 2019, we also granted equity through inducement grants outside of our equity compensation plans to certain employees to induce them to accept employment with us (collectively, “Inducement Grants”). The options were granted at an exercise price equal to the fair market value of a share of our common stock on the respective grant dates and will be exercisable in four equal annual installments beginning on the first anniversary of the respective grant dates. The RSU grants will vest in three equal annual installments beginning on the first anniversary of the respective grant dates. The foregoing grants were made pursuant to inducement grants outside of our stockholder approved equity plans as permitted under the NASDAQ Stock Market listing rules. We assessed the terms of these awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied.
Stock Options
The following table summarizes stock option activity during 2019:

	2019 Equity	2007 Equity	2013 Lumara	Inducement
	Plan	Plan	Equity Plan	Grants	Total
Outstanding at December 31, 2018	—	2,781,786	124,450	810,343	3,716,579
Granted	479,212	465,009	37,000	80,366	1,061,587
Exercised	—	(2,025)	—	—	(2,025)
Expired or terminated	(6,800)	(659,304)	(29,675)	(194,545)	(890,324)
Outstanding at December 31, 2019	472,412	2,585,466	131,775	696,164	3,885,817

Restricted Stock Units
The following table summarizes RSU activity during 2019:

	2019 Equity	2007 Equity	2013 Lumara	Inducement
	Plan	Plan	Equity Plan	Grants	Total
Outstanding at December 31, 2018	—	1,041,141	2,101	85,293	1,128,535
Granted	132,542	1,023,847	1,100	29,385	1,186,874
Vested	—	(358,362)	(1,034)	(44,909)	(404,305)
Expired or terminated	(3,800)	(299,321)	—	(28,546)	(331,667)
Outstanding at December 31, 2019	128,742	1,407,305	2,167	41,223	1,579,437

In February 2019, March 2018 and February 2017, we granted RSUs under our 2007 Plan to certain members of our senior management covering a maximum of 365,591, 206,250 and 191,250 shares of common stock, respectively. These performance-based RSUs will vest, if at all, on February 24, 2022, March 1, 2021 and February 22, 2020, respectively, based on our total shareholder return (“TSR”) performance measured against the median TSR of a defined group of companies over a three-year period. As of December 31, 2019, the maximum shares of common stock that may be issued under these awards was 325,091, 155,250 and 131,250, respectively. The maximum aggregate total fair value of these RSUs at December 31, 2019 was $4.2 million, $2.9 million and $2.6 million, respectively, which is being recognized as expense over a period of three years from the date of grant, net of any estimated and actual forfeitures.

Equity-based compensation expense
Equity-based compensation expense for 2019, 2018 and 2017 consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of product sales	$871	$802	$884
Research and development	2,844	2,533	3,225
Selling, general and administrative	14,818	16,614	16,187
Total equity-based compensation expense	18,533	19,949	20,296
Income tax effect	—	—	(6,188)
After-tax effect of equity-based compensation expense	$18,533	$19,949	$14,108

In addition to the equity-based compensation expense presented in the table above, we incurred $0.7 million of equity-based compensation expense related to the restructuring activities during the first quarter of 2019, which is classified within restructuring expense on our consolidated statements of operations for the year ended December 31, 2019.
The following table summarizes the weighted average assumptions we utilized for purposes of valuing grants of options to our employees and non-employee directors:

	Years Ended December 31,
	2019		2018		2017
		Non-Employee		Non-Employee		Non-Employee
	Employees	Directors	Employees	Directors	Employees	Directors
Risk free interest rate (%)	2.12	2.04	2.75	2.70	1.86	1.61
Expected volatility (%)	57	59	57	59	53	57
Expected option term (years)	5.0	4.0	5.0	4.0	5.0	4.0
Dividend yield	none	none	none	none	none	none

Risk free interest rates utilized are based upon published U.S. Treasury yields at the date of the grant for the expected option term. During 2019, 2018 and 2017, we estimated our expected stock price volatility by using the historical volatility of our own common stock price over the prior period equivalent to our expected option term, in order to better reflect expected future volatility. To compute the expected option term, we analyze historical exercise experience as well as expected stock option exercise patterns.

The following table summarizes details regarding stock options granted under our equity incentive plans for the year ended December 31, 2019:

	December 31, 2019
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in thousands)
Outstanding at beginning of year	3,716,579	$24.81	7.3	$—
Granted	1,061,587	12.71	—	—
Exercised	(2,025)	14.56	—	—
Expired and/or forfeited	(890,324)	22.93	—	—
Outstanding at end of year	3,885,817	$21.94	6.8	$776
Outstanding at end of year - vested and unvested expected to vest	3,799,575	$22.12	6.8	$701
Exercisable at end of year	2,242,727	$25.76	5.5	$116

The weighted average grant date fair value of stock options granted during 2019, 2018 and 2017 was $6.33, $10.76 and $9.52, respectively. A total of 728,758 stock options vested during 2019. The aggregate intrinsic value of options exercised during 2019, 2018 and 2017, excluding purchases made pursuant to our 2015 ESPP, measured as of the exercise date, was approximately $0.0 million, $0.6 million and $0.4 million, respectively. The intrinsic value of a stock option is the amount by which the fair market value of the underlying stock on a specific date exceeds the exercise price of the common stock option.

The following table summarizes details regarding RSUs granted under our equity incentive plans for the year ended December 31, 2019:

	December 31, 2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,128,535	$23.42
Granted	1,186,874	15.65
Vested	(404,305)	22.49
Forfeited	(331,667)	19.71
Outstanding at end of year	1,579,437	$18.60
Outstanding at end of year and expected to vest	1,462,952	$18.88

The weighted average grant date fair value of RSUs granted during 2019, 2018 and 2017 was $15.65, $22.32 and $24.18, respectively. The total fair value of RSUs that vested during 2019, 2018 and 2017 was $9.1 million, $12.4 million and $12.3 million, respectively.

At December 31, 2019, the amount of unrecorded equity-based compensation expense for both option and RSU awards, attributable to future periods was approximately $28.1 million. Of this amount, $11.5 million was associated with stock options and is expected to be amortized on a straight-line basis to expense over a weighted average period of approximately 2.5 years, $12.3 million was associated with RSUs and is expected to be amortized on a straight-line basis to expense over a weighted average period of approximately 1.7 years, and $4.3 million was associated with performance-based RSUs and is expected to be amortized on a straight-line basis to expense over a weighted average period of approximately 1.5 years. Such amounts will be amortized primarily to research and development or selling, general and administrative expense. These future estimates are subject to change based upon a variety of future events, which include, but are not limited to, changes in estimated forfeiture rates, employee turnover, and the issuance of new stock options and other equity-based awards.

N.    EMPLOYEE SAVINGS PLAN
We provide a 401(k) Plan to our employees by which they may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Each employee may elect to defer a percentage of his or her salary up to a specified maximum. As of December 31, 2019 our 401(k) Plan provided, among other things, for a company contribution of 4% of each employee’s combined salary and certain other compensation for the plan year. Contributions by us to the 401(k) Plan are not taxable to employees until withdrawn from the 401(k) Plan and contributions are deductible by us when made. The amount of our company contribution for the 401(k) Plan was $3.7 million, $4.0 million and $2.3 million for 2019, 2018 and 2017, respectively.
O.     STOCKHOLDERS’ EQUITY

As of January 1, 2019, we had $20.5 million available under our previously approved program to repurchase up to $60.0 million in shares of our common stock. In March 2019, our Board authorized additional repurchases of shares in an amount up to $20.0 million under this program. The repurchase program does not have an expiration date and may be suspended for periods or discontinued at any time. Under the program, we may purchase our stock from time to time at the discretion of management in the open market or in privately negotiated transactions. The number of shares repurchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, along with working capital requirements, general business conditions and other factors. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. During 2019, we repurchased and retired 1,074,800 shares of common stock under this repurchase program for $13.7 million. During 2018, we did not repurchase shares of common stock under this program. As of December 31, 2019, $26.8 million remains available for the repurchase of shares under the program.

P.     COMMITMENTS AND CONTINGENCIES
Commitments
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to our facility and vehicle leases, purchases of inventory, debt obligations, and other purchase obligations.
Operating Lease Obligations
During 2019, we had operating leases for real estate, including our lease for use as our principal executive offices, vehicles and office equipment. As of January 1, 2019, we recorded operating lease liabilities of $8.5 million and related ROU assets of $7.6 million in connection with our adoption of ASC 842. During the fourth quarter of 2019, we modified the operating lease for our principal executive offices to extend the term through July 2028. As of December 31, 2019, we had operating lease liabilities of $23.9 million and related ROU assets of $23.3 million. As of December 31, 2019, our leases have remaining terms of one to 8.5 years. The weighted average remaining lease term and discount rate for our operating leases was 7.95 years and 5.1% at December 31, 2019, respectively.

Lease costs for our operating leases were $5.1 million, $5.1 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Operating cash outflows for operating leases were $5.2 million for the year ended December 31, 2019.

Future minimum payments under our non-cancelable operating leases as of December 31, 2019 are as follows (in thousands):

Period	Future Minimum Lease Payments
Year Ending December 31, 2020	$4,077
Year Ending December 31, 2021	3,207
Year Ending December 31, 2022	3,734
Year Ending December 31, 2023	3,230
Year Ending December 31, 2024	3,246
Thereafter	12,192
Total	$29,686
Less: Interest	$5,818
Operating lease liability	$23,868

Purchase Obligations

Purchase obligations primarily represent minimum purchase commitments for inventory. As of December 31, 2019, our minimum purchase commitments totaled $105.9 million.

Contingent Regulatory and Commercial Milestone Payments

We are required to make payments contingent on the achievement of certain regulatory and/or commercial milestones under the terms of our collaboration, license and other strategic agreements. Please refer to Note Q, “Collaboration, License and Other Strategic Agreements” for additional details regarding these contingent payments.
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

We are also a party to a number of other agreements entered into in the ordinary course of business, typically with business partners, contract manufacturers, clinical sites and customers, which contain typical provisions and which obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. Such indemnification obligations are usually in effect from the date of execution of the applicable agreement for a period equal to the applicable statute of limitations. Our aggregate maximum potential future liability under such indemnification provisions is uncertain. We have not incurred any expenses as a result of such indemnification provisions during the years ended December 31, 2019, 2018 or 2017. Accordingly, we have determined that the estimated aggregate fair value of our potential liabilities under such indemnification provisions is not significant, and we have not recorded any liability related to such indemnification.

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
On November 6, 2019, we were served with a summons in a case filed in the U.S. District Court, Northern District of Ohio, captioned Civil Case in Saginaw Chippewa Indian Tribe v. Purdue Pharma et al (Case No. 1-19-op-45841). The complaint names K-V Pharmaceutical Company (“KV”) (Lumara Health’s predecessor company), certain of its successor entities, subsidiaries and affiliate entities as defendants, along with over forty other pharmaceutical companies. We acquired Lumara Health in November 2014, a year after KV emerged from bankruptcy protection, at which time it and its then-existing subsidiaries became our wholly-owned subsidiaries. The plaintiff in this action alleges that KV’s subsidiary, Ethex Corporation (as well as the other pharmaceutical companies named in the complaint), manufactured, promoted, sold, and distributed opioids, including a generic version of morphine. We are in discussions with the plaintiff’s counsel to dismiss all claims in the Chippewa case. At this time, based on available information, we are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with this matter, if any.

On November 1, 2019, we were named as a defendant in a class action lawsuit filed in the United States District Court for the Western District of Missouri, captioned Barnes v. AMAG Pharmaceuticals, Inc., Case No. 3:19-cv-05088-RK (W.D. Mo.).  Subsequently, other plaintiffs represented by the same law firm have filed four similar class action lawsuits in other jurisdictions, captioned Gill v. AMAG Pharmaceuticals, Inc., Case No. 2:19-cv-02681-DDC-JPO (D. Kan., filed Nov. 4, 2019), Faughnan, et al. v. AMAG Pharmaceuticals, Inc., Case No. 3:19-cv-01394-FJS-ML (N.D.N.Y, filed Nov. 12, 2019), Zamifrova v. AMAG Pharmaceuticals, Inc., Case No. 2:20-cv-00152-JMV-SCM (D.N.J., filed Jan. 3, 2020) and Nelson v. AMAG Pharmaceuticals, Inc., Case No. 2:20-cv-00089-WBS-DMC (E.D. Cal., filed Jan. 13, 2020). The plaintiffs in these actions, on behalf of themselves and purported state-wide classes of similarly situated consumers, assert claims for violation of state consumer protection laws and unjust enrichment based on allegations that we and/or our predecessor companies made misrepresentations and omissions regarding the effectiveness of Makena in connection with the sale and marketing of that product from 2011 through the present. Because these cases are in the earliest stages, we are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with this matter, if any.

On August 29, 2019, Lunar Representative, LLC (“Plaintiff”), on behalf of the former equityholders of Lumara Health Inc. (“Lumara”), filed a complaint against us in the Delaware Court of Chancery, captioned Lunar Representative, LLC v. AMAG Pharmaceuticals, Inc. (No. 2019-0688-JTL). On September 25, 2019, we filed a motion to dismiss the complaint. On January 9,

2020, Plaintiff filed an amended complaint. Plaintiff alleges that we did not exercise commercially reasonable efforts to market and sell the drug product Makena, and failed to achieve sales milestones for Makena, in breach of certain provisions of the September 28, 2014 Agreement and Plan of Merger between, among other parties, us and Lumara. On January 24, 2020, we filed a motion to dismiss the amended complaint. Plaintiff is seeking damages of $50.0 million, together with pre- and post-judgment interest, as well as attorneys’ fees and costs. At this time, based on available information, we are unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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
We may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us as of December 31, 2019 or 2018.

Q.     COLLABORATION, LICENSE AND OTHER STRATEGIC AGREEMENTS
During 2019, we were a party to the following collaboration, license or other strategic agreements:
Perosphere

On January 16, 2019, we acquired Perosphere Pharmaceuticals Inc. (“Perosphere”) pursuant to the Agreement and Plan of Merger (the “Perosphere Agreement”), dated as of December 12, 2018 between AMAG and Perosphere. Pursuant to the Perosphere Agreement, in January 2019, we paid approximately $50.0 million (the “Upfront Merger Consideration”). Of the Upfront Merger Consideration, approximately $40.0 million was funded from our available cash and approximately $10.0 million was deemed paid in connection with the cancellation of a convertible note in the principal amount of $10.0 million issued to us by Perosphere in October 2018. In addition to the Upfront Merger Consideration, we used available cash to repay $12.0 million of Perosphere’s term loan indebtedness and approximately $6.2 million of Perosphere’s other liabilities. We are also required to pay regulatory and sales milestone payments to Perosphere as described in more detail below. Further, we were a party to a clinical trial collaboration agreement with a pharmaceutical company, which we acquired through the Perosphere transaction, which provided for partial funding of the Phase 3 program for ciraparantag if certain clinical milestones were met. In December 2019, the clinical trial collaboration agreement with the pharmaceutical company was terminated as described in more detail in Note D, “Revenue Recognition.”

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
$(8.9)

Excluded from the table above are contingent payments associated with achievement of potential regulatory and sales milestones as described below, which were not deemed probable at the date of acquisition. The fair values of certain of the assets and liabilities acquired are classified as Level 3 estimates under the fair value hierarchy as they have been valued using unobservable inputs. These inputs include: (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of key development and regulatory objectives; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. The fair values of the assets and liabilities acquired were initially valued and recorded based on various market factors, including an analysis of estimated sales using a discount rate of approximately 34%.

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
Velo

In September 2018, we exercised our option to acquire the global rights to AMAG-423 pursuant to an option agreement entered into in July 2015 with Velo Bio, LLC (“Velo”), the terms of which were amended at the time of exercise. Under the terms of the agreement, we paid Velo an upfront option exercise fee of $12.5 million and are obligated to pay Velo a $30.0 million milestone payment upon FDA approval of AMAG-423. In addition, we are obligated to pay sales milestone payments to Velo of up to $240.0 million in the aggregate, triggered at various annual net sales thresholds between $300.0 million and $900.0 million and low-single digit royalties based on net sales. Further, we have assumed additional obligations under a previous agreement entered into by Velo with a third-party, including a $5.0 million milestone payment upon regulatory approval and $10.0 million following the first commercial sale of AMAG-423, payable in quarterly installments as a percentage of quarterly gross commercial sales until the obligation is met. We are also obligated to pay the third-party low-single digit royalties based on net sales. We accounted for this transaction as an asset acquisition under ASU 2017-01.

Prasco

In December 2017, we entered into a Distribution and Supply Agreement (the “Prasco Agreement”) with Prasco, LLC (“Prasco”), under which Prasco was granted an exclusive, non-sublicensable, nontransferable license to purchase, distribute and sell a generic version of Makena in the U.S. (the “Makena authorized generic”). In July 2018, Prasco launched the Makena authorized generic of both the single-dose and multi-dose IM injections and in August 2019, we and Prasco terminated the Prasco Agreement based on our determination that it was not commercially viable to continue the relationship. Under the Prasco Agreement, we were responsible for the manufacture and supply of the Makena authorized generic to be sold to Prasco at a predetermined supply price. Prasco was also required to pay us a certain percentage of the net distributable profits from the sale of the Makena authorized generic. We accounted for revenue recognized under the Prasco Agreement in accordance with ASC 606. Pursuant to the terms of the Prasco Agreement, in certain circumstances we have reimbursed Prasco as a result of our failure to supply a certain percentage of product ordered by Prasco in a prespecified timeframe. During the year ended December 31, 2019, we incurred $3.5 million of failure to supply penalties, the majority of which were incurred in the first quarter of 2019.
Antares

We are party to a development and license agreement (the “Antares License Agreement”) with Antares Pharma, Inc. (“Antares”), which grants us an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to certain intellectual property rights, including know-how, patents and trademarks, to develop, use, sell, offer for sale and import and export the Makena auto-injector. Under the terms of the Antares License Agreement, as amended in March 2018, we are responsible for the clinical development and preparation, submission and maintenance of all regulatory applications in each country where we desire to market and sell the Makena auto-injector, including the U.S. We are required to pay royalties to Antares on net sales of the Makena auto-injector until the Antares License Agreement is terminated (the “Antares Royalty Term”). The royalty rates range from high single digit to low double digits and are tiered based on levels of net sales of the Makena auto-injector and decrease after the expiration of licensed patents or where there are generic equivalents to the Makena auto-injector being sold in a particular country. In addition, we are required to pay Antares sales milestone payments upon the achievement of certain annual net sales. The Antares License Agreement terminates at the end of the Antares Royalty Term, but is subject to early termination by us for convenience and by either party upon an uncured breach by or bankruptcy of the other party. In March 2018, the Antares License Agreement was amended to, among other things, transfer the agreement to AMAG from our subsidiary, amend certain confidentiality provisions, and to provide for co-termination with the Antares Manufacturing Agreement (described below).

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

Endoceutics

In February 2017, we entered into the Endoceutics License Agreement with Endoceutics, Inc. (“Endoceutics”) to obtain an exclusive right to commercialize Intrarosa for the treatment of vulvar and vaginal atrophy (“VVA”) and FSD in the United States. We have agreed to use commercially reasonable efforts to market, promote and otherwise commercialize Intrarosa for the treatment of VVA. The transactions contemplated by the Endoceutics License Agreement closed on April 3, 2017. We accounted for the Endoceutics License Agreement as an asset acquisition under ASU 2017-01.
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
Under the terms of the Endoceutics License Agreement, we pay tiered royalties to Endoceutics equal to a percentage of net sales of Intrarosa in the U.S. ranging from mid-teens to mid twenty percent. Endoceutics is also eligible to receive certain sales milestone payments up to an aggregate of $895.0 million, including a first sales milestone payment of $15.0 million, which would be triggered when Intrarosa annual net U.S. sales exceed $150.0 million.

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
Palatin
In January 2017, we entered into a license agreement with Palatin Technologies, Inc. (“Palatin”) under which we acquired (a) an exclusive license in all countries of North America (the “Palatin Territory”), with the right to grant sub-licenses, to research, develop and commercialize the Vyleesi Products, (b) a worldwide non-exclusive license, with the right to grant sub-licenses, to manufacture the Vyleesi Products, and (c) a non-exclusive license in all countries outside the Palatin Territory, with the right to grant sub-licenses, to research and develop (but not commercialize) the Vyleesi Products (the “Palatin License Agreement”). The transaction closed in February 2017 and was accounted for as an asset acquisition under ASU 2017-01.
Under the terms of the Palatin License Agreement, in February 2017 we paid Palatin $60.0 million as a one-time upfront payment and subject to agreed-upon deductions reimbursed Palatin approximately $25.0 million for reasonable, documented, out-of-pocket expenses incurred by Palatin in connection with the development and regulatory activities necessary to submit the Vyleesi New Drug Application (“NDA”) in the U.S. The $60.0 million upfront payment made in February 2017 to Palatin was recorded as IPR&D expense as the product candidate had not received regulatory approval. In June 2018, our NDA submission to the FDA for Vyleesi was accepted, which triggered a $20.0 million milestone payment, which we paid in the second quarter of 2018 and recorded as an IPR&D expense in the first quarter of 2018 when acceptance was deemed probable. In June 2019, the FDA approval of Vyleesi triggered a $60.0 million milestone payment to Palatin, which we paid in July 2019 and recorded as a developed technology intangible asset in the second quarter of 2019.
In addition, the Palatin License Agreement requires us to make contingent payments of up to $300.0 million of aggregate sales milestone payments upon the achievement of certain annual net sales milestones over the course of the license. The first sales milestone payment of $25.0 million will be triggered when Vyleesi annual net sales exceed $250.0 million. We are also obligated to pay Palatin tiered royalties on annual net sales of the Vyleesi Products, on a product-by-product basis, in the Palatin Territory ranging from the high-single digits to the low double-digits. After the expiration of the applicable royalties for any Vyleesi Product in a given country, the license for such Vyleesi Product in such country would become a fully paid-up, royalty-free, perpetual and irrevocable license. The Palatin License Agreement expires on the date of expiration of all royalty obligations due thereunder, unless earlier terminated in accordance with the Palatin License Agreement.
Abeona
We acquired the U.S. commercial rights to MuGard, a prescription oral mucoadhesive, under a June 2013 license agreement with Abeona (the “MuGard Rights”). We ceased selling MuGard at the end of 2019.

R.     DEBT

Our outstanding debt obligations as of December 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	December 31,
	2019	2018
2022 Convertible Notes	$277,034	$261,933
2019 Convertible Notes	—	21,276
Total long-term debt	277,034	283,209
Less: current maturities	—	21,276
Long-term debt, net of current maturities	$277,034	$261,933

Convertible Notes
The outstanding balances of our Convertible Notes as of December 31, 2019 consisted of the following (in thousands):

2022 Convertible Notes
Liability component:
Principal	$320,000
Less: debt discount and issuance costs, net	42,966
Net carrying amount	$277,034
Gross equity component	$72,576

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
2022 Convertible Notes
In the second quarter of 2017, we issued $320.0 million aggregate principal amount of convertible senior notes due in 2022 and received net proceeds of $310.4 million from the sale of the 2022 Convertible Notes, after deducting fees and expenses of $9.6 million. The approximately $9.6 million of debt issuance costs primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total $9.6 million of debt issuance costs, $2.2 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $7.4 million was allocated to the liability component and is now recorded as a reduction of the 2022 Convertible Notes in our consolidated balance sheet. The portion allocated to the liability component is amortized to interest expense using the effective interest method over five years.
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

On or after March 1, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The 2022 Convertible Notes were not convertible as of December 31, 2019.
We determined the expected life of the debt was equal to the five-year term on the 2022 Convertible Notes. The effective interest rate on the liability component was 9.49% for the period from the date of issuance through December 31, 2019. As of December 31, 2019, the “if-converted value” did not exceed the remaining principal amount of the 2022 Convertible Notes.
2019 Convertible Notes
In February 2014, we issued $200.0 million aggregate principal amount of 2019 Convertible Notes. We received net proceeds of $193.3 million from the sale of the 2019 Convertible Notes, after deducting fees and expenses of $6.7 million. We used $14.1 million of the net proceeds from the sale of the 2019 Convertible Notes to pay the cost of the convertible bond hedges, as described below (after such cost was partially offset by the proceeds to us from the sale of warrants in the warrant transactions described below). The 2019 Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year.
In 2017, we entered into two privately negotiated transactions with certain investors to repurchase approximately $178.5 million aggregate principal amount of the 2019 Convertible Notes for an aggregate repurchase price of approximately $192.7 million, including accrued interest. Pursuant to ASC Topic 470, Debt (“ASC 470”), we concluded that the 2017 repurchases of 2019 Convertible Notes should be accounted for as extinguishments and we recorded a net debt extinguishment loss of $0.1 million related to the difference between the consideration paid, the fair value of the liability component and carrying values at the repurchase date. The remaining $21.4 million of 2019 Convertible Notes matured on February 15, 2019 and were settled with cash.
Convertible Notes Interest Expense
The following table sets forth total interest expense recognized related to the 2022 Convertible Notes and 2019 Convertible Notes during 2019, 2018, and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Contractual interest expense	$10,467	$10,935	$8,961
Amortization of debt issuance costs	1,412	1,403	1,275
Amortization of debt discount	13,830	13,414	11,071
Total interest expense	$25,709	$25,752	$21,307

Convertible Bond Hedge and Warrant Transactions
In February 2014 we entered into convertible bond hedge transactions and separate warrant transactions of our common stock underlying the aggregate principal amount of the 2019 Convertible Notes with certain financial institutions (the “call spread counterparties”). In connection with our 2017 repurchases of the 2019 Convertible Notes, as discussed above, we entered into agreements with the call spread counterparties to terminate a portion of the then existing convertible bond hedge transactions in an amount corresponding to the amount of such 2019 Convertible Notes repurchased and to terminate a portion of the then-existing warrant transactions. In February 2019, the 2019 Convertible Notes were settled with cash and the remaining bond hedge and warrant transactions expired.
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
2015 Term Loan Facility
In August 2015, we entered into a credit agreement with a group of lenders, including Jefferies Finance LLC as administrative and collateral agent, that provided us with, among other things, a six-year $350.0 million term loan facility, under which we borrowed the full amount (the “2015 Term Loan Facility”). In May 2017, we repaid the remaining outstanding borrowings and accrued interest of the 2015 Term Loan Facility and, in accordance with ASC 470, recognized a $9.7 million loss on debt extinguishment.
Future Payments
Future annual principal payments on our long-term debt as of December 31, 2019 include $320.0 million due during the year ended December 31, 2022.

S.     RESTRUCTURING EXPENSES
In February 2019, we completed a restructuring to combine our women’s health and maternal health sales forces into one integrated sales team. Approximately 110 employees were displaced through this workforce reduction. We recorded one-time restructuring charges of $7.4 million primarily related to severance and related benefits on our consolidated statement of operations for the year ended December 31, 2019. We expect the restructuring charges incurred to date under this program to be substantially paid in cash by the end of the first quarter of 2020.
The following table displays charges taken related to restructuring activities during the year ended December 31, 2019 and a rollforward of the changes to the accrued balances as of December 31, 2019 (in thousands):

	Workforce reduction	Contract termination	Other	Total
Balance accrued at December 31, 2018	$—	$—	$—	$—
2019 restructuring charges	7,034	229	157	7,420
Payments	(6,237)	(229)	(157)	(6,623)
Balance accrued at December 31, 2019	$797	$—	$—	$797

T.    CONSOLIDATED QUARTERLY FINANCIAL DATA - UNAUDITED
The following tables provide unaudited consolidated quarterly financial data for 2019 and 2018 (in thousands, except per share data):

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$75,804	$78,109	$84,131	$89,707
Gross profit	57,327	53,819	63,026	46,386
Operating expenses (1)	175,024	169,662	81,050	240,329
Net loss from continuing operations	$(122,084)	$(120,827)	$(23,617)	$(199,928)
Net income (loss) from discontinued operations	$—	$—	$—	$—
Net loss	$(122,084)	$(120,827)	$(23,617)	$(199,928)

Basic and diluted earnings per share:
Loss from continuing operations	$(3.54)	$(3.57)	$(0.70)	$(5.89)
Income (loss) from discontinued operations	—	—	—	—
Total	$(3.54)	$(3.57)	$(0.70)	$(5.89)

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$117,387	$146,254	$122,238	$88,122
Gross profit	53,475	69,478	75,749	59,406
Operating expenses (2)	104,239	27,591	95,084	78,241
Net loss from continuing operations	$(58,098)	$(25,817)	$(64,678)	$(20,746)
Net income (loss) from discontinued operations	$3,856	$5,736	$95,517	$(1,531)
Net (loss) income	$(54,242)	$(20,081)	$30,839	$(22,277)

Basic and diluted earnings per share:
Loss from continuing operations	$(1.70)	$(0.75)	$(1.88)	$(0.60)
Income (loss) from discontinued operations	0.11	0.17	2.77	(0.04)
Total	$(1.59)	$(0.58)	$0.89	$(0.64)
The sum of quarterly earnings per share totals differ from annual earnings per share totals due to rounding.

(1)
Operating expenses for the first quarter of 2019 include $74.9 million relating to IPR&D acquired through the Perosphere acquisition and $7.4 million relating to the restructuring expenses for the consolidation of the women’s health and maternal health sales forces. Operating expenses for the second quarter of 2019 include $77.4 million of impairment charges relating to the Makena base technology intangible asset. Operating expenses for the fourth quarter of 2019 include $155.0 million of impairment charges relating to the Makena auto-injector, Intrarosa and Vyleesi asset groups.

(2)	Operating expenses for the second quarter of 2018 include the reversal of $49.8 million relating to the fair value of a contingent consideration liability that was no longer expected to be paid.

U.	VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

	Balance at Beginning of Period	Additions (2)	Deductions Charged to Reserves	Balance at End of Period
Year ended December 31, 2019:
Accounts receivable allowances(1)	$9,543	$324,542	$(310,668)	$23,417
Rebates, fees and returns reserves(2)	$76,770	$320,005	$(283,653)	$113,122
Valuation allowance for deferred tax assets (3)	$113,278	$104,579	$(1,083)	$216,774
Year ended December 31, 2018:
Accounts receivable allowances(1)	$12,060	$229,509	$(232,026)	$9,543
Rebates, fees and returns reserves(2)	$100,702	$270,959	$(294,891)	$76,770
Valuation allowance for deferred tax assets (3)	$4,740	$108,562	$(24)	$113,278
Year ended December 31, 2017:
Accounts receivable allowances(1)	$9,533	$168,945	$(166,418)	$12,060
Rebates, fees and returns reserves(2)	$89,466	$255,471	$(244,235)	$100,702
Valuation allowance for deferred tax assets (3)	$1,429	$3,875	$(564)	$4,740
________________________

(1)	Accounts receivable allowances represent discounts and other chargebacks related to the provision of our product sales.

(2)	Additions to rebates, fees and returns reserves are recorded as a reduction of revenues.

(3)
As of December 31, 2019 and 2018, we have established a valuation allowance on our net deferred tax assets other than refundable AMT credits. At December 31, 2017, our valuation allowance related primarily to certain of our state NOL and credit carryforwards.

V.     RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. We adopted ASU 2016-13 effective January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.
W.     RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
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
In preparation for adoption of the standard, we implemented internal controls to enable the preparation of the related financial information. The adoption of this standard resulted in the recognition of operating lease liabilities of $8.5 million and related ROU assets of $7.6 million on our condensed consolidated balance sheets as of January 1, 2019, but did not have an impact on our consolidated statements of operations.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.
ITEM 9A. CONTROLS AND PROCEDURES:
Managements’ Evaluation of our Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e), or Rule 15d-15(e)), with the participation of our management, have each concluded that, as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were designed and were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for the year ended December 31, 2019 and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE:
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which we plan to file with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of our year ended December 31, 2019.
ITEM 11. EXECUTIVE COMPENSATION:
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which we plan to file with the SEC not later than 120 days after the close of our year ended December 31, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which we plan to file with the SEC not later than 120 days after the close of our year ended December 31, 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE:
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which we plan to file with the SEC not later than 120 days after the close of our year ended December 31, 2019.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which we plan to file with the SEC not later than 120 days after the close of our year ended December 31, 2019.

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
2.1
Agreement and Plan of Merger, dated as of September 28, 2014, by and among Lumara Health Inc., AMAG Pharmaceuticals, Inc., Snowbird, Inc., and Lunar Representative, LLC as the Stockholders’ Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 29, 2014, File No. 001-10865)

2.2
Agreement and Plan of Merger, dated as of December 12, 2018, by and among AMAG Pharmaceuticals, Inc., Magellan Merger Sub, Inc., Perosphere Pharmaceuticals Inc. and Bryan E. Laulicht, as Perosphere equityholder representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 13, 2018)

3.1, 4.1
Restated Certificate of Incorporation of AMAG Pharmaceuticals, Inc. (incorporated herein by reference to Exhibits 3.1 and 4.1to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-10865)

3.2, 4.2
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
4.4
Specimen certificate representing AMAG Pharmaceuticals, Inc.’s Common Stock (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-14732)

4.5
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

4.7	Form of 3.25% Convertible Senior Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 15, 2017, File No. 001-10865
4.8+	Description of AMAG Pharmaceuticals, Inc. Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934
10.1*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-14732)
10.2*
AMAG Pharmaceuticals, Inc.’s Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 001-10865)

10.3*
AMAG Pharmaceuticals, Inc. Non-Employee Directors’ Deferred Compensation Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 001-10865)

10.4*
AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2019, File No. 001-10865)

10.5*
AMAG Pharmaceuticals, Inc.’s Fourth Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 25, 2018, File No. 001-10865)

10.6*
AMAG Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan (incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed April 16, 2015, File No. 001-10865)

10.7*
AMAG Pharmaceuticals, Inc. First Amendment to 2015 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 25, 2018, File No. 001-10865)

10.8*
Lumara Health Inc. Amended and Restated 2013 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-10865)

10.9*
Form of Non-Plan Stock Option Agreement, by and between AMAG Pharmaceuticals, Inc. and William K. Heiden (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 10, 2012, File No. 001-10865)

10.10*+	Form of Incentive Stock Option Agreement for AMAG Pharmaceuticals, Inc. Employees under AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan
10.11*+	Form of Non-Qualified Stock Option Agreement for AMAG Pharmaceuticals, Inc. Employees under AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan
10.12*+	Form of Restricted Stock Unit Agreement for AMAG Pharmaceuticals, Inc. Employees under AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan
10.13*+	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan
10.14*+	Form of Restricted Stock Unit Agreement for Non-Employee Directors under AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan
10.15*+	Form of Restricted Stock Unit Agreement (Deferred) for Non-Employee Directors under AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan
10.16*
Form of Non-Qualified Stock Option Agreement - Non-Plan Inducement Grant (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-10865)

10.17*
Form of Restricted Stock Unit Agreement - Non-Plan Inducement Grant (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-10865)

10.18*
AMAG Pharmaceuticals, Inc. Long-Term Incentive Plan  (included as Exhibit A to the Form of Award Notice under the AMAG Pharmaceuticals, Inc. Long-term Incentive Plan filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-10865)

10.19*
Form of Award Notice under the AMAG Pharmaceuticals, Inc. Long-term Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-10865)

10.20*+	Form of Employment Agreement between AMAG Pharmaceuticals, Inc. and each of its executive officers (other than William K. Heiden)
10.21*
Amended and Restated Employment Agreement dated as of February 7, 2014 between AMAG Pharmaceuticals, Inc. and William K. Heiden (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-10865)

10.22*
Amendment to Amended and Restated Employment Agreement, dated as of November 29, 2017, between AMAG Pharmaceuticals, Inc. and William K. Heiden (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2017, File No. 001-10865)

10.23*
Separation Letter between William Heiden and AMAG Pharmaceuticals, Inc., dated January 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2020, File No. 001-10865)

10.24+	Lease Agreement, dated as of June 10, 2013, by and between AMAG Pharmaceuticals, Inc. and BP BAY COLONY LLC and as amended through December 2019
10.25
Commercial Supply Agreement, dated effective as of August 29, 2012, by and between AMAG Pharmaceuticals, Inc. and Sigma-Aldrich, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-10865) (confidential treatment previously granted)

10.26
Amendment No.1 to Commercial Supply Agreement, dated October 3, 2013, by and between AMAG Pharmaceuticals, Inc. and Sigma-Aldrich, Inc. (incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 001-10865) (confidential treatment previously granted)

10.27
Amendment No. 2 to Commercial Supply Agreement, dated April 28, 2015, by and between AMAG Pharmaceuticals, Inc. and Sigma-Aldrich, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-10865) (confidential treatment previously granted)

10.28
Amendment No. 3 to Commercial Supply Agreement, dated October 19, 2015, by and between the Company and Sigma-Aldrich, Inc. (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 001-10865) (confidential treatment previously granted)

10.29
Pharmaceutical Manufacturing and Supply Agreement, dated effective as of January 8, 2010, by and between AMAG Pharmaceuticals, Inc. and Patheon Manufacturing Services LLC (as assignee from DSM Pharmaceuticals, Inc.) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-10865) (confidential treatment previously granted)

10.30
Amendment No. 1 to Pharmaceutical Manufacturing and Supply Agreement, dated July 5, 2014, by and between AMAG Pharmaceuticals, Inc. and Patheon Manufacturing Services LLC (as assignee from DSM Pharmaceuticals, Inc.) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 001-10865)

10.31
Amendment No. 2 to Pharmaceutical Manufacturing and Supply Agreement, dated June 19, 2015, by and between AMAG Pharmaceuticals, Inc. and Patheon Manufacturing Services LLC (as assignee from DPI Newco LLC as assignee from DSM Pharmaceuticals, Inc.) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 001-10865) (confidential treatment previously granted)

10.32
Amended and Restated Technical Transfer and Supply Agreement, dated as of December 19, 2016, by and between AMAG Pharmaceuticals, Inc. and the Pfizer CentreOne Group of Pfizer, Inc. (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016) (confidential treatment previously granted)

10.33
Development and License Agreement, dated September 30, 2014, by and between Lumara Health Inc and Antares Pharma, Inc. (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 001-10865) (confidential treatment previously granted)

10.34
First Amendment to Development and License Agreement, dated March 20, 2018, by and between AMAG Pharma USA, Inc. (f/k/a Lumara Health, Inc.), AMAG Pharmaceuticals, Inc. and Antares Pharma, Inc.(incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-10865) (confidential treatment previously granted)

10.35
Manufacturing Agreement, dated March 20, 2018, by and between AMAG Pharmaceuticals, Inc. and Antares Pharma, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-10865) (confidential treatment previously granted)

10.36
License Agreement, dated January 8, 2017, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc., (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2017, File No. 001-10865) (confidential treatment previously granted)

10.37
License Agreement, dated as of February 13, 2017, by and between AMAG Pharmaceuticals, Inc. and Endoceutics Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2017, File No. 001-10865) (confidential treatment previously granted)

10.38
Manufacturing and Supply Agreement, dated as of April 5, 2017, by and between AMAG Pharmaceuticals, Inc. and Endoceutics Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2017, File No. 001-10865) (confidential treatment previously granted)

10.39
Commercial Supply Agreement, dated June 4, 2018, by and between AMAG Pharmaceuticals, Inc. and SAFC, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 10-Q/A filed December 21, 2018, File No. 001-10865) (Confidential treatment previously granted)

10.40
Contract Manufacturing Agreement, dated September 1, 2018, by and between AMAG Pharmaceuticals, Inc. and Fresenius Kabi Austria GmbH (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018) (Confidential treatment previously granted

10.41
Product Supply Agreement, dated as of June 1, 2017, by and between AMAG Pharmaceuticals, Inc. and Pfizer, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 001-10865)

10.42
Commercial Supply Agreement, dated as of June 10, 2016, by and between AMAG Pharmaceuticals, Inc. (as assignee from Palatin Technologies, Inc.) and Catalent Belgium S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.43
Supply Agreement, dated as of December 20, 2018, by and between AMAG Pharmaceuticals, Inc. and Ypsomed AG (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.44
Manufacturing Services Agreement, dated as of June 1, 2018, by and between AMAG Pharmaceuticals, Inc. and Lonza Ltd(incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.45
Settlement Agreement, dated October 8, 2019, by and among AMAG Pharmaceuticals, Inc., Caligan Partners LP, Caligan Partners CV II LP, David E. Johnson and Paul Fonteyne (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2019, File No. 001-10865)

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

AMAG PHARMACEUTICALS, INC.

By:	/s/ William K. Heiden
William K. Heiden President and Chief Executive Officer
Date:	March 6, 2020

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

Name	Title	Date

/s/ William K. Heiden	President and Chief Executive Officer (Principal Executive Officer) and Director	March 6, 2020
William K. Heiden

/s/ Edward Myles	Chief Operating Officer and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2020
Edward Myles

/s/ Barbara Deptula	Director	March 6, 2020
Barbara Deptula

/s/ John Fallon, M.D.	Director	March 6, 2020
John Fallon, M.D.

/s/ Paul Fonteyne	Director	March 6, 2020
Paul Fonteyne

/s/ David E. Johnson	Director	March 6, 2020
David E. Johnson

/s/ Kathrine O’Brien	Director	March 6, 2020
Kathrine O’Brien

/s/ Robert J. Perez	Director	March 6, 2020
Robert J. Perez

/s/ Anne M. Phillips, M.D., FRCPC	Director	March 6, 2020
Anne M. Phillips, M.D., FRCPC

/s/ Gino Santini	Director	March 6, 2020
Gino Santini

/s/ Davey S. Scoon	Director	March 6, 2020
Davey S. Scoon

/s/ James Sulat	Director	March 6, 2020
James Sulat