Form 10-K/A
period 2019-12-31
AMAG PHARMACEUTICALS, INC.
filed 2020-09-15
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________ ______
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

AMAG Pharmaceuticals, Inc (the “Company” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2020 (the “Original 10-K”).

As previously disclosed, including in the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020, the Company identified immaterial errors in its previously reported revenue for Makena® (hydroxyprogesterone caproate injection) that overstated revenues by approximately $6.3 million in the aggregate over the impacted annual periods of 2016 through 2019 and understated revenue as previously reported in the three month period ended March 31, 2020 by approximately $1.8 million and, in connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting (“ICFR”) related to ensuring the timely recognition of its gross-to-net adjustments for certain governmental rebates and the related accruals. Specifically, the Company did not design and maintain controls to allow for an effective review of disputed claims related to certain government rebate arrangements, where the decision had been made to initially not record and accrue for such items, to assess whether and when the need to record an accrual is required for such claims. Also, as previously disclosed, management determined that its report regarding the effectiveness of the Company’s ICFR contained in the Original 10-K, and PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered accounting firm as of December 31, 2019, have determined its opinion relating to the effectiveness of the Company’s ICFR as of December 31, 2019 included in the Original 10-K, should not be relied upon.

Accordingly, this Amendment is being filed to amend Item 6, Selected Financial Data, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures, of Part II of the Original 10-K and to revise the financial statements and related notes to reflect the correction of the immaterial errors identified, and to restate Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of the effectiveness of our disclosure controls and procedures and PwC’s Report of Independent Registered Public Accounting Firm on the Company’s internal control over financial reporting. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 and Item 15 of Part IV of the Original 10-K is accordingly replaced with the Item 15 included herein.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Significant developments with respect to those disclosures, as well as other changes in and risks to our business, have occurred and are described in filings we have made with the SEC subsequent to filing the Original 10-K, including our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, which further describes the impact of the material weakness. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, including the information contained under the heading “Risk Factors,” or otherwise identified as risks to the Company and its operations, in such filings.

AMAG PHARMACEUTICALS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

PART II

ITEM 6. SELECTED FINANCIAL DATA:
The following table sets forth selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The selected financial data set forth below has been derived from our audited financial statements. This information should be read in conjunction with the financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K/A and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report on Form 10-K/A. Our consolidated financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017, have been revised to correct prior period errors as discussed in Note X, “Revision of Prior Period Financial Statements” to our consolidated financial statements included in this Annual Report on Form 10-K/A. Accordingly, this selected financial data reflects the impact of those revisions. The tables below are also revised to reflect the correction of the related immaterial prior period errors as of and for the year ended December 31, 2016. There was no impact to 2015 as a result of these prior period errors.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statements of Operations Data
Continuing Operations:
Revenues:
Product sales, net	$309,985	$471,898	$493,843	$430,828	$341,816
Collaboration revenue (1)	16,400	—	—	—	51,050
Other revenues	161	150	124	317	1,278
Total revenues	326,546	472,048	493,967	431,145	394,144
Costs and expenses:
Cost of product sales (2)	107,193	215,892	161,349	96,314	78,509
Research and development expenses	64,853	44,846	75,017	65,561	42,710
Acquired in-process research and development (3)	74,856	32,500	65,845	—	—
Selling, general and administrative expenses (4)	286,600	227,810	178,151	169,468	131,127
Impairment of assets (5)	232,336	—	319,246	15,724	—
Acquisition-related costs	—	—	—	—	11,232
Restructuring expenses	7,420	—	—	341	2,274
Total costs and expenses	773,258	521,048	799,608	347,408	265,852
Operating (loss) income	(446,712)	(49,000)	(305,641)	83,737	128,292
Other income (expense):
Interest expense	(25,709)	(51,971)	(68,382)	(73,153)	(53,251)
Loss on debt extinguishment (6)	—	(35,922)	(10,926)	—	(10,449)
Interest and dividend income	4,285	5,328	2,810	3,149	1,501
Other income (expense)	428	(74)	(70)	189	(9,173)
Total other expense	(20,996)	(82,639)	(76,568)	(69,815)	(71,372)
(Loss) income from continuing operations before income taxes	(467,708)	(131,639)	(382,209)	13,922	56,920
Income tax (benefit) expense (7)	(47)	40,436	(175,521)	12,656	12,764
Net (loss) income from continuing operations	$(467,661)	$(172,075)	$(206,688)	$1,266	$44,156

Discontinued operations:
Income (loss) from discontinued operations	$—	$18,873	$10,313	$(6,209)	$(17,076)
Gain on sale of CBR business	—	87,076	—	—	—
Income tax expense (benefit)	—	2,371	4,388	(1,633)	(5,699)
Net income (loss) from discontinued operations	$—	$103,578	$5,925	$(4,576)	$(11,377)

Net (loss) income	$(467,661)	$(68,497)	$(200,763)	$(3,310)	$32,779

Basic earnings per share:
(Loss) income from continuing operations	$(13.74)	$(5.00)	$(5.92)	$0.04	$1.40
Income (loss) from discontinued operations	—	3.01	0.17	(0.13)	(0.36)
Total	$(13.74)	$(1.99)	$(5.75)	$(0.09)	$1.04

Diluted earnings per share:
(Loss) income from continuing operations	$(13.74)	$(5.00)	$(5.92)	$0.04	$1.25
Income (loss) from discontinued operations	—	3.01	0.17	(0.13)	(0.32)
Total	$(13.74)	$(1.99)	$(5.75)	$(0.09)	$0.93

Weighted average shares outstanding used to compute earnings per share:
Basic	34,030	34,394	34,907	34,346	31,471
Diluted	34,030	34,394	34,907	34,833	35,308

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data
Cash, cash equivalents and marketable securities	$171,751	$394,171	$299,448	$527,130	$456,359
Working capital (current assets less current liabilities)	$102,070	$354,628	$201,006	$404,339	$360,753
Total assets (8)	$791,227	$1,175,459	$1,901,138	$2,478,426	$2,476,210
Long-term liabilities (9)	$296,914	$263,360	$832,394	$1,230,645	$1,298,025
Stockholders’ equity	$279,816	$741,557	$787,882	$933,562	$932,264
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

(7)	The $175.5 million income tax benefit in 2017 was primarily driven by the deferred tax benefit related to the Makena base technology intangible asset impairment and amortization.

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

The consolidated financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017 have been revised to correct prior period errors as discussed in Note X, “Revision of Prior Period Financial Statements” to our consolidated financial statements included in this Annual Report on Form 10-K/A. Accordingly, Management’s Discussion and Analysis reflects the impact of those revisions.

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
Results of Operations - 2019 as compared to 2018

Revenues

Total revenues for 2019 and 2018 consisted of the following (in thousands except for percentages):

	Years Ended December 31,		2019 to 2018
	2019	2018	$ Change	% Change
Product sales, net
Feraheme	$167,947	$135,001	$32,946	24%
Makena	120,859	320,311	(199,452)	(62)%
Intrarosa	21,417	16,218	5,199	32%
Other	(238)	368	(606)	<(100%)
Total	309,985	471,898	(161,913)	(34)%
Other revenues	16,561	150	16,411	>100%
Total revenues	$326,546	$472,048	$(145,502)	(31)%

Our total revenues for 2019 decreased by $145.5 million as compared to 2018, due primarily to a $260.0 million decrease in Makena IM net sales driven by supply disruptions, generic competition, changes in estimates to prior period liabilities and our withdrawal from the IM market during 2019, partially offset by an increase in Makena auto-injector net sales. Also offsetting the decrease in Makena revenues was a $32.9 million increase in Feraheme net sales in 2019, as compared to 2018.
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

The following table sets forth customers who represented 10% or more of our total revenues for 2019 and 2018:

	Years Ended December 31,
	2019	2018
McKesson Corporation	36%	26%
AmerisourceBergen Drug Corporation	28%	27%
Cardinal Health	13%	< 10%

Product Sales Allowances and Accruals

Total gross product sales were offset by product sales allowances and accruals for 2019 and 2018 as follows (in thousands except for percentages):

	Years Ended December 31,				2019 to 2018
	2019	Percent of gross product sales	2018	Percent of gross product sales	$ Change	% Change
Gross product sales	$955,693		$974,330		$(18,637)	(2)%
Provision for product sales allowances and accruals:
Contractual adjustments	530,645	56%	387,540	40%	143,105	37%
Governmental rebates	115,063	12%	114,892	12%	171	1%
Total	645,708	68%	502,432	52%	143,276	29%
Product sales, net	$309,985		$471,898		$(161,913)	(34)%

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

An analysis of the amount of our product reserves for 2019 and 2018, is as follows (in thousands):

	Contractual Adjustments	Governmental Rebates	Total
Balance at January 1, 2018	$62,164	$53,742	$115,906
Current provisions relating to sales in current year	389,861	106,988	496,849
Adjustments relating to sales in prior years	(2,330)	7,903	5,573
Payments/returns relating to sales in current year	(333,694)	(75,920)	(409,614)
Payments/returns relating to sales in prior years	(58,802)	(58,501)	(117,303)
Balance at December 31, 2018	$57,199	$34,212	$91,411
Current provisions relating to sales in current year	521,916	100,926	622,842
Adjustments relating to sales in prior years	8,774	14,137	22,911
Payments/returns relating to sales in current year	(431,014)	(60,218)	(491,232)
Payments/returns relating to sales in prior years	(61,654)	(41,435)	(103,089)
Balance at December 31, 2019	$95,221	$47,622	$142,843

Costs and Expenses
Cost of Product Sales
Cost of product sales for 2019 and 2018 were as follows (in thousands except for percentages):

	Years Ended December 31,		2019 to 2018
	2019	2018	$ Change	% Change
Direct cost of product sales	$82,393	$57,492	$24,901	43%
Amortization of intangible assets	$24,800	$158,400	$(133,600)	(84)%
	$107,193	$215,892	$(108,699)	(50)%
Direct cost of product sales as a percentage of net product sales	27%	12%
Our cost of product sales are primarily comprised of manufacturing costs, costs of managing our contract manufacturers, costs for quality assurance and quality control associated with our product sales, royalty obligations and the amortization of product-related intangible assets. Direct cost of product sales as a percentage of net product sales increased from 12% during the year ended December 31, 2018 to 27% during the year ended December 31, 2019, driven by a shift in revenue mix from products with a lower cost of product sales, such as the Makena IM product, to products with a higher cost of product sales, such as the Makena auto-injector and inventory write downs recorded in conjunction with the impairments of the Makena base technology and Makena auto-injector asset groups. We expect direct cost of product sales as a percentage of net product sales to decline in 2020 based on our expectation that a higher proportion of our revenue will be from Feraheme.

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
Income Tax (Benefit) Expense
The following table summarizes our effective tax rate and income tax (benefit) expense for 2019 and 2018 (in thousands except for percentages):

	Years Ended December 31,
	2019	2018
Effective tax rate	—%	(31)%
Income tax expense (benefit)	$(47)	$40,436
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

For 2018, we recognized income tax expense of $40.4 million, representing an effective tax rate of (31)%. The difference between the expected statutory federal tax rate of 21% and the (31)% effective tax rate for 2018 was primarily attributable to the establishment of a valuation allowance on net deferred tax assets other than refundable AMT credits, the impact of non-deductible stock compensation and other non-deductible expenses, partially offset by a benefit from contingent consideration associated with Lumara Health, state income taxes and orphan drug tax credits. Our valuation allowance on our deferred tax assets, other than refundable AMT credits, increased during the year ended December 31, 2018 primarily because the deferred tax liabilities associated with the CBR business, which was reclassified to discontinued operations and sold during 2018, are no longer available as a source of income to realize the benefits of the net deferred tax assets.

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

Results of Operations - 2018 as compared to 2017

Management’s discussion and analysis of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2018 as compared to 2017 section of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019 (the “2018 Annual Report”), which discussion is incorporated herein by reference. Our results of operations for the years ended December 31, 2018 and 2017 as presented in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2018 as compared to 2017” section of our 2018 Annual Report were not revised to reflect the correction of the immaterial errors disclosed in Note X, “Revision of Prior Period Financial Statements”. Due to the immaterial nature of these errors, they had no impact on management’s discussion contained in our 2018 Annual Report.

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

For 2019 compared to 2018, net cash flows provided by operating activities decreased by $186.5 million, driven primarily by a decrease in net income as adjusted for non-cash charges of $205.5 million and a $19.0 million increase due to changes in operating assets and liabilities. Included within net loss for 2019 was $74.9 million of acquired IPR&D expense related to the Perosphere asset acquisition, of which $60.8 million was paid in cash during the first quarter of 2019. The cash flows from operating activities for 2018 include cash flows from the operating activities of the CBR business, which are included in discontinued operations. Subsequent to the closing of the CBR transaction on August 6, 2018, we no longer generated cash flows from that business. See Note C, “Discontinued Operations,” to our consolidated financial statements included in this Annual Report on Form 10-K for further detail regarding our discontinued operations.

For 2018 compared to 2017, net cash flows provided by operations decreased by $45.8 million, driven primarily by a decrease in net income as adjusted for non-cash charges of $29.8 million and a $15.9 million decrease due to changes in operating assets and liabilities.

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (RESTATED)
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective internal controls related to ensuring the timely recognition of our gross-to-net (“GTN”) adjustments for certain governmental rebates and the related accruals. Specifically, we did not design and maintain controls to allow for an effective review of disputed claims related to certain government rebate arrangements, where the decision has been made to initially not record and accrue for such items, to assess whether and when the need to record an accrual is required for such claims. This control deficiency resulted in a misstatement of the Company’s product sales, net, and accrued expenses, and the revision of the Company’s previously issued annual and interim consolidated financial statements as of and for the years ended December 31, 2019, 2018 and 2017 and for each of the interim periods in 2019 and 2018. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, management has concluded that this control deficiency constitutes a material weakness.
In Management’s Annual Report on Internal Control over Financial Reporting included in the Original 10-K, our management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019. Subsequent to the filing date of the Original 10-K, management has concluded that the material weakness described above existed as of December 31, 2019. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 based on the criteria set forth by COSO in Internal Control -Integrated Framework (2013). Accordingly, management has restated its annual report on internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in “Item 8. Financial Statements and Supplementary Data” of this Amendment.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the timely recognition of the Company’s gross-to-net adjustments for certain governmental rebates and the related accruals. Specifically, the Company did not design and maintain controls to allow for an effective review of disputed claims related to certain government rebate arrangements, where the decision has been made to initially not record and accrue for such items, to assess whether and when the need to record an accrual is required for such claims.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019. However, management has subsequently determined that a material weakness in internal control over financial reporting existed as of that date related to the timely recognition of the Company’s gross-to-net adjustments for certain governmental rebates and the related accruals as discussed above. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Changes in Accounting Principles

As discussed in Note W to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for share-based compensation in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 6, 2020, except for the effects of the revision discussed in Note X to the consolidated financial statements and the matter discussed in the second paragraph of Management’s Annual Report on Internal Control over Financial Reporting, as to which the date is September 15, 2020

We served as the Company’s auditor from 1982 to 2020.

AMAG PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$113,009	$253,256
Marketable securities	58,742	140,915
Accounts receivable, net	94,163	75,347
Inventories	31,553	26,691
Prepaid and other current assets	19,100	18,961
Note receivable	—	10,000
Total current assets	316,567	525,170
Property and equipment, net	4,116	7,521
Goodwill	422,513	422,513
Intangible assets, net	23,620	217,033
Operating lease right-of-use asset	23,286	—
Deferred tax assets	630	1,260
Restricted cash	495	495
Other long-term assets	—	1,467
Total assets	$791,227	$1,175,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,021	$14,487
Accrued expenses	183,382	134,635
Current portion of convertible notes, net	—	21,276
Current portion of operating lease liability	4,077	—
Current portion of acquisition-related contingent consideration	17	144
Total current liabilities	214,497	170,542
Long-term liabilities:
Convertible notes, net	277,034	261,933
Long-term operating lease liability	19,791	—
Long-term acquisition-related contingent consideration	—	215
Other long-term liabilities	89	1,212
Total liabilities	511,411	433,902
Commitments and Contingencies (Note P)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 117,500,000 shares authorized; 33,999,081 and 34,606,760 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	339	346
Additional paid-in capital	1,297,917	1,292,736
Accumulated other comprehensive loss	(3,239)	(3,985)
Accumulated deficit	(1,015,201)	(547,540)
Total stockholders’ equity	279,816	741,557
Total liabilities and stockholders’ equity	$791,227	$1,175,459
The accompanying notes are an integral part of these consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Product sales, net	$309,985	$471,898	$493,843
Collaboration revenue	16,400	—	—
Other revenues	161	150	124
Total revenues	326,546	472,048	493,967
Costs and expenses:
Cost of product sales	107,193	215,892	161,349
Research and development expenses	64,853	44,846	75,017
Acquired in-process research and development	74,856	32,500	65,845
Selling, general and administrative expenses	286,600	227,810	178,151
Impairment of assets	232,336	—	319,246
Restructuring expenses	7,420	—	—
Total costs and expenses	773,258	521,048	799,608
Operating loss	(446,712)	(49,000)	(305,641)
Other income (expense):
Interest expense	(25,709)	(51,971)	(68,382)
Loss on debt extinguishment	—	(35,922)	(10,926)
Interest and dividend income	4,285	5,328	2,810
Other income (expense)	428	(74)	(70)
Total other expense, net	(20,996)	(82,639)	(76,568)
Loss from continuing operations before income taxes	(467,708)	(131,639)	(382,209)
Income tax (benefit) expense	(47)	40,436	(175,521)
Net loss from continuing operations	$(467,661)	$(172,075)	$(206,688)

Discontinued operations:
Income from discontinued operations	$—	$18,873	$10,313
Gain on sale of CBR business	—	87,076	—
Income tax expense	—	2,371	4,388
Net income from discontinued operations	$—	$103,578	$5,925

Net loss	$(467,661)	$(68,497)	$(200,763)

Basic and diluted earnings per share:
Loss from continuing operations	$(13.74)	$(5.00)	$(5.92)
Income from discontinued operations	—	3.01	0.17
Total	$(13.74)	$(1.99)	$(5.75)

Weighted average shares outstanding used to compute earnings per share (basic and diluted):	34,030	34,394	34,907
The accompanying notes are an integral part of these consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(467,661)	$(68,497)	$(200,763)
Other comprehensive income (loss)
Holding gains (losses) arising during period, net of tax	746	(77)	(70)
Total comprehensive loss	$(466,915)	$(68,574)	$(200,833)

The accompanying notes are an integral part of these consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARES)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	34,336,147	$343	$1,238,031	$(3,838)	$(300,974)	$933,562
Settlement of warrants	—	—	323	—	—	323
Equity component of the 2022 Convertible Notes, net of issuance costs and taxes	—	—	43,236	—	—	43,236
Cumulative effect of previously unrecognized excess tax benefits related to stock compensation	—	—	—	—	21,558	21,558
Equity component of debt repurchase	—	—	(27,988)	—	—	(27,988)
Shares issued in connection with Endoceutics License Agreement	600,000	6	13,494	—	—	13,500
Repurchase and retirement of common stock pursuant to the 2016 Share Repurchase Program	(1,366,266)	(14)	(19,453)	—	—	(19,467)
Issuance of common stock under employee stock purchase plan	120,580	1	1,593	—	—	1,594
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	392,651	5	(1,272)	—	—	(1,267)
Non-cash equity based compensation	—	—	23,664	—	—	23,664
Unrealized losses on securities, net of tax	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(200,763)	(200,763)
Balance at December 31, 2017	34,083,112	341	1,271,628	(3,908)	(480,179)	787,882
ASC 606 adoption adjustment, net of tax	—	—	—	—	1,136	1,136
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	463,776	4	275	—	—	279
Issuance of common stock under employee stock purchase plan	59,872	1	917	—	—	918
Non-cash equity based compensation	—	—	19,916	—	—	19,916
Unrealized losses on securities, net of tax	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(68,497)	(68,497)
Balance at December 31, 2018	34,606,760	346	1,292,736	(3,985)	(547,540)	741,557
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	281,184	3	(1,803)	—	—	(1,800)
Issuance of common stock under employee stock purchase plan	185,937	1	1,505	—	—	1,506
Repurchase of common stock pursuant to the share repurchase program	(1,074,800)	(11)	(13,719)	—	—	(13,730)
Non-cash equity based compensation	—	—	19,198	—	—	19,198
Unrealized gains on securities, net of tax	—	—	—	746	—	746
Net loss	—	—	—	—	(467,661)	(467,661)
Balance at December 31, 2019	33,999,081	$339	$1,297,917	$(3,239)	$(1,015,201)	$279,816

The accompanying notes are an integral part of these consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(467,661)	$(68,497)	$(200,763)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,324	172,223	155,538
Impairment of long-lived assets	232,336	—	319,246
Provision for bad debt expense	—	678	3,852
Amortization of premium/discount on purchased securities	(95)	87	302
Write-down of inventory	19,767	5,176	—
(Gain) loss on disposal of fixed assets	—	(99)	265
Non-cash equity-based compensation expense	19,198	19,916	23,664
Non-cash IPR&D expense	18,029	—	945
Loss on debt extinguishment	—	35,922	10,926
Amortization of debt discount and debt issuance costs	15,242	15,658	14,395
(Gain) loss on sale of marketable securities, net	(265)	(1)	70
Change in fair value of contingent consideration	(270)	(49,607)	(47,686)
Deferred income taxes	404	41,948	(178,688)
Non-cash lease expense	2,725	—	—
Gain on sale of the CBR business	—	(87,076)	—
Transaction costs	—	(14,111)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(18,816)	16,995	(14,978)
Inventories	(19,253)	(454)	(2,331)
Prepaid and other current assets	(113)	(6,097)	(2,222)
Accounts payable and accrued expenses	53,952	(30,614)	18,636
Deferred revenues	(6,400)	8,658	17,080
Payment of contingent consideration in excess of acquisition date fair value	—	—	(10,432)
Other assets and liabilities	(1,800)	95	(1,223)
Net cash (used in) provided by operating activities	(125,696)	60,800	106,596
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	98,321	85,342	294,957
Purchases of marketable securities	(14,815)	(89,956)	(127,249)
Milestone payment for Vyleesi developed technology	(60,000)	—	—
Acquisition of Intrarosa intangible asset	—	—	(55,800)
Proceeds from the sale of the CBR business	—	519,303	—
Note receivable	—	(10,000)	—
Capital expenditures	(2,544)	(2,534)	(8,988)
Net cash provided by investing activities	20,962	502,155	102,920

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

The components of basic and diluted earnings per share for 2019, 2018 and 2017 were as follows (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Net loss from continuing operations	$(467,661)	$(172,075)	$(206,688)
Net income from discontinued operations	—	103,578	5,925

Weighted average common shares outstanding	34,030	34,394	34,907
Effect of dilutive securities:
Stock options and RSUs	—	—	—
Shares used in calculating dilutive net loss per share	34,030	34,394	34,907

Basic and diluted earnings per share:
Loss from continuing operations	$(13.74)	$(5.00)	$(5.92)
Income from discontinued operations	—	3.01	0.17
Total	$(13.74)	$(1.99)	$(5.75)

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
Immaterial Revision of Prior Period Financial Information
Prior period amounts, specifically net product sales and accrued expenses have been revised to correct a prior period error related to gross-to-net (“GTN”) adjustments for governmental rebates and the related accrual for a certain state program. Refer to Note X, “Revision of Prior Period Financial Statements” for further detail.
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

D.    REVENUE RECOGNITION
Product Revenue

The following table provides information about disaggregated revenue by product for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Product sales, net
Makena	$120,859	$320,311	$385,356
Feraheme	167,947	135,001	105,930
Intrarosa	21,417	16,218	1,816
Other	(238)	368	741
Total	$309,985	$471,898	$493,843

Total gross product sales were offset by product sales allowances and accruals for the years ended December 31, 2019, 2018 and 2017 as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Gross product sales	$955,693	$974,330	$920,061
Provision for product sales allowances and accruals:
Contractual adjustments	530,645	387,540	310,588
Governmental rebates	115,063	114,892	115,630
Total	645,708	502,432	426,218
Product sales, net	$309,985	$471,898	$493,843

The following table summarizes the product revenue allowance and accrual activity for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Contractual	Governmental
	Adjustments	Rebates	Total
Balance at January 1, 2017	$47,600	$52,741	$100,341
Current provisions relating to sales in current year	314,537	113,969	428,506
Adjustments relating to sales in prior years	(3,949)	1,661	(2,288)
Payments/returns relating to sales in current year	(253,545)	(61,569)	(315,114)
Payments/returns relating to sales in prior years	(42,479)	(53,060)	(95,539)
Balance at December 31, 2017	62,164	53,742	115,906
Current provisions relating to sales in current year	389,861	106,988	496,849
Adjustments relating to sales in prior years	(2,330)	7,903	5,573
Payments/returns relating to sales in current year	(333,694)	(75,920)	(409,614)
Payments/returns relating to sales in prior years	(58,802)	(58,501)	(117,303)
Balance at December 31, 2018	57,199	34,212	91,411
Provisions related to current period sales	521,916	100,926	622,842
Adjustments related to prior period sales	8,774	14,137	22,911
Payments/returns relating to current period sales	(431,014)	(60,218)	(491,232)
Payments/returns relating to prior period sales	(61,654)	(41,435)	(103,089)
Balance at December 31, 2019	$95,221	$47,622	$142,843

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

J.     CURRENT AND LONG-TERM LIABILITIES
Accrued Expenses
Accrued expenses consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Commercial rebates, fees and returns	$124,730	$85,618
Accrued manufacturing	21,364	9,282
Salaries, bonuses, and other compensation	18,693	22,482
Professional, license, and other fees and expenses	13,392	13,960
Accrued research and development	3,539	2,226
Interest expense	867	1,067
Restructuring expense	797	—
Total accrued expenses	$183,382	$134,635

K.     INCOME TAXES
For the years ended December 31, 2019, 2018, and 2017, all of our profit or loss before income taxes was from U.S. operations. The income tax (benefit) expense consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$(630)	$(1,136)	$2,162
State	179	1,469	5,358
Total current	$(451)	$333	$7,520
Deferred:
Federal	$432	$43,546	$(172,238)
State	(28)	(3,443)	(10,803)
Total deferred	$404	$40,103	$(183,041)
Total income tax (benefit) expense	$(47)	$40,436	$(175,521)

The reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate from continuing operations was as follows:

	Years Ended December 31,
	2019	2018	2017
Statutory U.S. federal tax rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	2.6	4.7	3.3
Impact of 2017 tax reform on deferred tax balance	—	—	4.5
Equity-based compensation expense	(0.4)	(1.5)	(0.8)
Contingent consideration	—	7.1	4.4
In-process research and development	(3.4)	—	—
Other permanent items, net	(0.4)	(1.4)	(0.5)
Tax credits	0.4	6.2	0.7
Valuation allowance	(19.8)	(67.4)	(0.8)
Other, net	—	0.6	0.1
Effective tax rate	—%	(30.7)%	45.9%

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
For the year ended December 31, 2018, we recognized income tax expense of $40.4 million representing an effective tax rate of (30.7)%. The difference between the expected statutory federal tax rate of 21.0% and the (30.7)% effective tax rate for 2018 was primarily attributable to the establishment of a valuation allowance on net deferred tax assets other than refundable AMT credits, the impact of non-deductible stock compensation and other non-deductible expenses, partially offset by a benefit from contingent consideration associated with Lumara Health, state income taxes and orphan drug tax credits. The valuation allowance on our deferred tax assets, other than refundable AMT credits, increased during the year ended December 31, 2018 primarily because the deferred tax liabilities associated with the CBR business, which was reclassified to discontinued operations and sold during the year ended December 31, 2018, are no longer available as a source of income to realize the benefits of the net deferred tax assets.

For the year ended December 31, 2017, we recognized an income tax benefit of $175.5 million representing an effective tax rate of 45.9%. The difference between the expected statutory federal tax rate of 35.0% and the 45.9% effective tax rate for 2017 was primarily attributable to the impact of the 2017 federal tax reform legislation, as discussed below, contingent consideration associated with Lumara Health, federal research and orphan drug tax credits generated during the year, and the impact of state income taxes, partially offset by equity-based compensation expenses and an increase to our valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”), was enacted. The 2017 Tax Act includes significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35.0% to 21.0%, effective January 1, 2018. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. As a result of the reduction in the federal tax rate from 35.0% to 21.0%, we revalued our ending net deferred tax liabilities at December 31, 2017 and recognized a $17.1 million tax benefit.

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

	December 31,
	2019	2018
Assets
Net operating loss carryforwards	$79,679	$46,888
Tax credit carryforwards	28,641	24,290
Capital loss carryforwards	20,659	20,896
Interest expense carryforwards	5,746	4,318
Equity-based compensation expense	6,106	5,931
Capitalized research & development	2,347	4,635
Intangible assets	67,847	12,565
Reserves	5,721	2,683
Lease liability	5,739	—
Property, plant and equipment	391	—
Contingent consideration	4	87
Other	10,846	6,627
Valuation allowance	(218,291)	(114,516)
Liabilities
Property, plant and equipment depreciation	—	(614)
Debt instruments	(9,195)	(12,489)
Right of use asset	(5,599)	—
Other	(11)	(41)
Net deferred tax assets	$630	$1,260

The valuation allowance increased by approximately $103.8 million for the year ended December 31, 2019. We have established a valuation allowance on our deferred tax assets other than refundable AMT credits to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. Our valuation allowance on our deferred tax assets, other than refundable AMT credits, increased during the year ended December 31, 2019, primarily due to our current period losses generated.
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

T.    CONSOLIDATED QUARTERLY FINANCIAL DATA - UNAUDITED
The following tables provide unaudited consolidated quarterly financial data for 2019 and 2018, which have been revised to correct for immaterial errors in prior periods as detailed below and further described in Note X, “Revision of Prior Period Financial Statements” (in thousands, except per share data):

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$75,488	$77,767	$83,808	$89,483
Gross profit	57,011	53,477	62,703	46,162
Operating expenses (1)	175,024	169,662	81,050	240,329
Net loss from continuing operations	$(122,400)	$(121,169)	$(23,940)	$(200,152)
Net income (loss) from discontinued operations	$—	$—	$—	$—
Net loss	$(122,400)	$(121,169)	$(23,940)	$(200,152)

Basic and diluted earnings per share:
Loss from continuing operations	$(3.55)	$(3.58)	$(0.71)	$(5.90)
Income (loss) from discontinued operations	—	—	—	—
Total	$(3.55)	$(3.58)	$(0.71)	$(5.90)

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$116,867	$145,663	$121,646	$87,871
Gross profit	52,955	68,887	75,157	59,155
Operating expenses (2)	104,239	27,591	95,084	78,241
Net loss from continuing operations	$(58,994)	$(26,795)	$(65,282)	$(21,004)
Net income (loss) from discontinued operations	$3,856	$5,736	$95,517	$(1,531)
Net (loss) income	$(55,138)	$(21,059)	$30,235	$(22,535)

Basic and diluted earnings per share:
Loss from continuing operations	$(1.72)	$(0.78)	$(1.89)	$(0.61)
Income (loss) from discontinued operations	0.11	0.17	2.77	(0.04)
Total	$(1.61)	$(0.61)	$0.88	$(0.65)
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

The following tables present the effect of the revisions to our unaudited condensed consolidated statements of operations for the three months ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019 to correct for immaterial errors in prior periods as further described in Note X, “Revision of Prior Period Financial Statements” (in thousands, except per share amounts):

	Three Months Ended March 31, 2019			Three Months Ended June 30, 2019
	As reported	Adj	As adjusted	As reported	Adj	As adjusted
Product sales, net	$75,729	$(316)	$75,413	$77,976	$(342)	$77,634
Total revenues	75,804	(316)	75,488	78,109	(342)	77,767
Income tax (benefit) expense	(137)	—	(137)	(120)	—	(120)
Net loss	$(122,084)	$(316)	$(122,400)	$(120,827)	$(342)	$(121,169)

Basic and diluted net loss per share	$(3.54)	$(0.01)	$(3.55)	$(3.57)	$(0.01)	$(3.58)

	Three Months Ended September 30, 2019			Three Months Ended December 31, 2019
	As reported	Adj	As adjusted	As reported	Adj	As adjusted
Product sales, net	$84,107	$(323)	$83,784	$73,378	$(224)	$73,154
Total revenues	84,131	(323)	83,808	89,707	(224)	89,483
Income tax (benefit) expense	232	—	232	(21)	—	(21)
Net loss	$(23,617)	$(323)	$(23,940)	$(199,928)	$(224)	$(200,152)

Basic and diluted net loss per share	$(0.70)	$(0.01)	$(0.71)	$(5.89)	$(0.01)	$(5.90)

The following tables present the effect of the revisions to our unaudited condensed consolidated statements of operations for the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018 to correct for immaterial errors in prior periods as further described in Note X, “Revision of Prior Period Financial Statements” (in thousands, except per share amounts):

	Three Months Ended March 31, 2018			Three Months Ended June 30, 2018
	As reported	Adj	As adjusted	As reported	Adj	As adjusted
Product sales, net	$117,348	$(520)	$116,828	$146,219	$(591)	$145,628
Total revenues	117,387	(520)	116,867	146,254	(591)	145,663
Income tax (benefit) expense	(8,000)	376	(7,624)	52,556	387	52,943
Net loss	$(54,242)	$(896)	$(55,138)	$(20,081)	$(978)	$(21,059)

Basic and diluted net loss per share	$(1.59)	$(0.02)	$(1.61)	$(0.58)	$(0.03)	$(0.61)

	Three Months Ended September 30, 2018			Three Months Ended December 31, 2018
	As reported	Adj	As adjusted	As reported	Adj	As adjusted
Product sales, net	$122,238	$(592)	$121,646	$88,047	$(251)	$87,796
Total revenues	122,238	(592)	121,646	88,122	(251)	87,871
Income tax (benefit) expense	(2,352)	12	(2,340)	(2,550)	7	(2,543)
Net loss	$30,839	$(604)	$30,235	$(22,277)	$(258)	$(22,535)

Basic and diluted net loss per share	$0.89	$(0.01)	$0.88	$(0.64)	$(0.01)	$(0.65)

U.	VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

	Balance at Beginning of Period	Additions (2)	Deductions Charged to Reserves	Balance at End of Period
Year ended December 31, 2019:
Accounts receivable allowances(1)	$9,543	$324,542	$(310,668)	$23,417
Rebates, fees and returns reserves(2)	$81,868	$321,210	$(283,653)	$119,425
Valuation allowance for deferred tax assets (3)	$114,516	$104,858	$(1,083)	$218,291
Year ended December 31, 2018:
Accounts receivable allowances(1)	$12,060	$229,509	$(232,026)	$9,543
Rebates, fees and returns reserves(2)	$103,846	$272,913	$(294,891)	$81,868
Valuation allowance for deferred tax assets (3)	$4,740	$109,800	$(24)	$114,516
Year ended December 31, 2017:
Accounts receivable allowances(1)	$9,533	$168,945	$(166,418)	$12,060
Rebates, fees and returns reserves(2)	$90,809	$257,273	$(244,236)	$103,846
Valuation allowance for deferred tax assets (3)	$1,429	$3,875	$(564)	$4,740
________________________

(1)	Accounts receivable allowances represent discounts and other chargebacks related to the provision of our product sales.

(2)	Additions to rebates, fees and returns reserves are recorded as a reduction of revenues.

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

X.     REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
Subsequent to the issuance of our Form 10-K for the year ended December 31, 2019, management identified certain individually immaterial errors aggregating to $6.3 million related to governmental rebate accruals associated with Makena sales from 2016 through 2019.

From 2016 through 2019, we understated our GTN adjustments for governmental rebates and the related accrual for a certain state program. We concluded that the errors were not material to any prior annual or interim period; however, we determined that correcting the aggregate error would be material to the three and six months ended June 30, 2020. As a result, we have revised our historical financial statements to properly reflect GTN adjustments and the related accrual in the appropriate periods.

The effect of the corrections to our consolidated balance sheet for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019
	As reported	Adjustment	As adjusted
Accrued expenses	177,079	6,303	183,382
Accumulated deficit	$(1,008,898)	$(6,303)	$(1,015,201)

	December 31, 2018
	As reported	Adjustment	As adjusted
Accrued expenses	129,537	5,098	134,635
Accumulated deficit	$(542,442)	$(5,098)	$(547,540)

The effect of the corrections to our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2019
	As reported	Adjustment	As adjusted
Product sales, net	$311,190	$(1,205)	$309,985
Total revenues	327,751	(1,205)	326,546
Income tax (benefit) expense	(47)	—	(47)
Net loss from continuing operations	(466,456)	(1,205)	(467,661)
Net loss	$(466,456)	$(1,205)	$(467,661)

Basic and diluted net loss per share	$(13.71)	$(0.03)	$(13.74)

	Year Ended December 31, 2018
	As reported	Adjustment	As adjusted
Product sales, net	$473,852	$(1,954)	$471,898
Total revenues	474,002	(1,954)	472,048
Income tax (benefit) expense	39,654	782	40,436
Net loss from continuing operations	(169,339)	(2,736)	(172,075)
Net loss	$(65,761)	$(2,736)	$(68,497)

Basic and diluted net loss per share	$(1.91)	$(0.08)	$(1.99)

	Year Ended December 31, 2017
	As reported	Adjustment	As adjusted
Product sales, net	$495,645	$(1,802)	$493,843
Total revenues	495,769	(1,802)	493,967
Income tax (benefit) expense	(175,254)	(267)	(175,521)
Net loss from continuing operations	(205,153)	(1,535)	(206,688)
Net loss	$(199,228)	$(1,535)	$(200,763)

Basic and diluted net loss per share	$(5.71)	$(0.04)	$(5.75)

The consolidated statements of other comprehensive loss for the years ended December 31, 2019, 2018 and 2017 have been revised to include the changes to “net loss” summarized above.

The consolidated statements of stockholders’ equity for the years ended December 31, 2019, 2018 and 2017 have been revised to include the changes to “net loss” summarized above as well as an increase of $0.8 million to the beginning “accumulated deficit” as of January 1, 2017, representing the accumulated error through that date.

The impact on our consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017, was limited to the offsetting corrections between “net loss” and changes in “accounts payable and accrued expenses” and “deferred income taxes” presented within “net cash used in operating activities” in each year, as summarized in the above tables.

Y.     SUBSEQUENT EVENTS (unaudited)
In connection with the amendment of our financial statements, we have evaluated subsequent events through the date the financial statements were available to be reissued.

May 2020 Restructuring

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

Sale of Intrarosa

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

License to Develop and Commercialize ciraparantag in Europe, Australia and New Zealand

In July 2020, we entered into a License and Commercialization Agreement with Norgine B.V. (“Norgine”, and such agreement, the “Norgine Agreement”), pursuant to which we granted Norgine an exclusive license to develop and commercialize ciraparantag in certain countries in Europe, Australia and New Zealand. We received a $30.0 million upfront payment upon signing. In addition, pursuant to the terms and conditions of the Norgine Agreement (a) Norgine will pay us one-

third of the actual and reasonable out-of-pocket costs of the Phase 3 program, pursuant to a mutually agreed upon budget, (b) we are eligible to receive up to $70.0 million upon the achievement of certain regulatory milestones (of which we will pay $40.0 million to the former equity holders of Perosphere pursuant to the terms of the Perosphere Agreement), (c) we are eligible to receive up to $190.0 million contingent upon meeting certain sales milestones, and (d) Norgine will pay us tiered double-digit royalties on net sales in the licensed territory. We will be responsible for manufacturing and supplying Norgine with its requirements of clinical and commercial product pursuant to supply agreement(s) to be entered into by the parties.

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

ITEM 9A. CONTROLS AND PROCEDURES:
Managements’ Evaluation of our Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, with the participation of our management, have each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. At the time we filed the Original 10-K, our principal executive officer and principal financial officer had concluded that as of December 31, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 because of the material weakness in our internal control over financial reporting, as described in Management’s Annual Report on Internal Control Over Financial Reporting (Restated).
Management’s Annual Report on Internal Control Over Financial Reporting (Restated)
Management’s Annual Report on Internal Control Over Financial Reporting (Restated) is contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Amended Annual Report on Form 10-K/A for the year ended December 31, 2019 and is incorporated herein by reference.
Plan for Remediation of Material Weakness

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
(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

(1)	Financial Statements:
The financial statements are filed as part of this Annual Report on Form 10-K/A under “Item 8. Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules:
The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	Exhibits:
See Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K/A.

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
4.8
Description of AMAG Pharmaceuticals, Inc. Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-10865)

10.1*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-14732)
10.2*
AMAG Pharmaceuticals, Inc.’s Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 001-10865)

10.3*
AMAG Pharmaceuticals, Inc. Non-Employee Directors’ Deferred Compensation Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 001-10865)

10.4*
AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2019, File No. 001-10865)

10.5*
AMAG Pharmaceuticals, Inc.’s Fourth Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 25, 2018, File No. 001-10865)

10.6*
AMAG Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan (incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed April 16, 2015, File No. 001-10865)

10.7*
AMAG Pharmaceuticals, Inc. First Amendment to 2015 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 25, 2018, File No. 001-10865)

10.8*
Lumara Health Inc. Amended and Restated 2013 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-10865)

10.9*
Form of Non-Plan Stock Option Agreement, by and between AMAG Pharmaceuticals, Inc. and William K. Heiden (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 10, 2012, File No. 001-10865)

10.10*
Form of Incentive Stock Option Agreement for AMAG Pharmaceuticals, Inc. Employees under AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-10865)

10.11*
Form of Non-Qualified Stock Option Agreement for AMAG Pharmaceuticals, Inc. Employees under AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-10865)

10.12*
Form of Restricted Stock Unit Agreement for AMAG Pharmaceuticals, Inc. Employees under AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-10865)

10.13*
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-10865)

10.14*
Form of Restricted Stock Unit Agreement for Non-Employee Directors under AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-10865)

10.15*
Form of Restricted Stock Unit Agreement (Deferred) for Non-Employee Directors under AMAG Pharmaceuticals, Inc.’s 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-10865)

10.16*
Form of Non-Qualified Stock Option Agreement - Non-Plan Inducement Grant (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-10865)

10.17*
Form of Restricted Stock Unit Agreement - Non-Plan Inducement Grant (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-10865)

10.18*
AMAG Pharmaceuticals, Inc. Long-Term Incentive Plan  (included as Exhibit A to the Form of Award Notice under the AMAG Pharmaceuticals, Inc. Long-term Incentive Plan filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-10865)

10.19*
Form of Award Notice under the AMAG Pharmaceuticals, Inc. Long-term Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-10865)

10.20*
Form of Employment Agreement between AMAG Pharmaceuticals, Inc. and each of its executive officers (other than William K. Heiden) (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-10865)

10.21*
Amended and Restated Employment Agreement dated as of February 7, 2014 between AMAG Pharmaceuticals, Inc. and William K. Heiden (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-10865)

10.22*
Amendment to Amended and Restated Employment Agreement, dated as of November 29, 2017, between AMAG Pharmaceuticals, Inc. and William K. Heiden (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2017, File No. 001-10865)

10.23*
Separation Letter between William Heiden and AMAG Pharmaceuticals, Inc., dated January 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2020, File No. 001-10865)

10.24
Lease Agreement, dated as of June 10, 2013, by and between AMAG Pharmaceuticals, Inc. and BP BAY COLONY LLC and as amended through December 2019 (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-10865)

10.25
Commercial Supply Agreement, dated effective as of August 29, 2012, by and between AMAG Pharmaceuticals, Inc. and Sigma-Aldrich, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-10865) (confidential treatment previously granted)

10.26
Amendment No.1 to Commercial Supply Agreement, dated October 3, 2013, by and between AMAG Pharmaceuticals, Inc. and Sigma-Aldrich, Inc. (incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 001-10865) (confidential treatment previously granted)

10.27
Amendment No. 2 to Commercial Supply Agreement, dated April 28, 2015, by and between AMAG Pharmaceuticals, Inc. and Sigma-Aldrich, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-10865) (confidential treatment previously granted)

10.28
Amendment No. 3 to Commercial Supply Agreement, dated October 19, 2015, by and between the Company and Sigma-Aldrich, Inc. (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 001-10865) (confidential treatment previously granted)

10.29
Pharmaceutical Manufacturing and Supply Agreement, dated effective as of January 8, 2010, by and between AMAG Pharmaceuticals, Inc. and Patheon Manufacturing Services LLC (as assignee from DSM Pharmaceuticals, Inc.) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-10865) (confidential treatment previously granted)

10.30
Amendment No. 1 to Pharmaceutical Manufacturing and Supply Agreement, dated July 5, 2014, by and between AMAG Pharmaceuticals, Inc. and Patheon Manufacturing Services LLC (as assignee from DSM Pharmaceuticals, Inc.) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 001-10865)

10.31
Amendment No. 2 to Pharmaceutical Manufacturing and Supply Agreement, dated June 19, 2015, by and between AMAG Pharmaceuticals, Inc. and Patheon Manufacturing Services LLC (as assignee from DPI Newco LLC as assignee from DSM Pharmaceuticals, Inc.) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 001-10865) (confidential treatment previously granted)

10.32
Amended and Restated Technical Transfer and Supply Agreement, dated as of December 19, 2016, by and between AMAG Pharmaceuticals, Inc. and the Pfizer CentreOne Group of Pfizer, Inc. (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016) (confidential treatment previously granted)

10.33
Development and License Agreement, dated September 30, 2014, by and between Lumara Health Inc and Antares Pharma, Inc. (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 001-10865) (confidential treatment previously granted)

10.34
First Amendment to Development and License Agreement, dated March 20, 2018, by and between AMAG Pharma USA, Inc. (f/k/a Lumara Health, Inc.), AMAG Pharmaceuticals, Inc. and Antares Pharma, Inc.(incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-10865) (confidential treatment previously granted)

10.35
Manufacturing Agreement, dated March 20, 2018, by and between AMAG Pharmaceuticals, Inc. and Antares Pharma, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-10865) (confidential treatment previously granted)

10.36
License Agreement, dated January 8, 2017, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc., (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2017, File No. 001-10865) (confidential treatment previously granted)

10.37
License Agreement, dated as of February 13, 2017, by and between AMAG Pharmaceuticals, Inc. and Endoceutics Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2017, File No. 001-10865) (confidential treatment previously granted)

10.38
Manufacturing and Supply Agreement, dated as of April 5, 2017, by and between AMAG Pharmaceuticals, Inc. and Endoceutics Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2017, File No. 001-10865) (confidential treatment previously granted)

10.39
Commercial Supply Agreement, dated June 4, 2018, by and between AMAG Pharmaceuticals, Inc. and SAFC, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 10-Q/A filed December 21, 2018, File No. 001-10865) (Confidential treatment previously granted)

10.40
Contract Manufacturing Agreement, dated September 1, 2018, by and between AMAG Pharmaceuticals, Inc. and Fresenius Kabi Austria GmbH (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018) (Confidential treatment previously granted

10.41
Product Supply Agreement, dated as of June 1, 2017, by and between AMAG Pharmaceuticals, Inc. and Pfizer, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 001-10865)

10.42
Commercial Supply Agreement, dated as of June 10, 2016, by and between AMAG Pharmaceuticals, Inc. (as assignee from Palatin Technologies, Inc.) and Catalent Belgium S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.43
Supply Agreement, dated as of December 20, 2018, by and between AMAG Pharmaceuticals, Inc. and Ypsomed AG (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.44
Manufacturing Services Agreement, dated as of June 1, 2018, by and between AMAG Pharmaceuticals, Inc. and Lonza Ltd(incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.45
Settlement Agreement, dated October 8, 2019, by and among AMAG Pharmaceuticals, Inc., Caligan Partners LP, Caligan Partners CV II LP, David E. Johnson and Paul Fonteyne (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2019, File No. 001-10865)

21.1	Subsidiaries of AMAG Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-10865)
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page(s) hereto)
31.1+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

+	Exhibits marked with a plus sign (“+”) are filed herewith.
++	Exhibits marked with a double plus sign (“++”) are furnished herewith.
*	Exhibits marked with a single asterisk reference management contracts, compensatory plans or arrangements, filed in response to Item 15(a)(3) of the instructions to Form 10‑K.
The other exhibits listed and not marked with a “+” or “++” have previously been filed with the SEC and are incorporated herein by reference, as indicated.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAG PHARMACEUTICALS, INC.

By:	/s/ Scott D. Myers
Scott D. Myers President and Chief Executive Officer
Date:	September 15, 2020

We, the undersigned officers and directors of AMAG Pharmaceuticals, Inc., hereby severally constitute and appoint Scott D. Myers and Brian Piekos, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable AMAG Pharmaceuticals, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott D. Myers	President and Chief Executive Officer (Principal Executive Officer) and Director	September 15, 2020
Scott D. Myers

/s/ Brian Piekos	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 15, 2020
Brian Piekos

/s/ John Fallon, M.D.	Director	September 15, 2020
John Fallon, M.D.

/s/ Paul Fonteyne	Director	September 15, 2020
Paul Fonteyne

/s/ David E. Johnson	Director	September 15, 2020
David E. Johnson

/s/ Kathrine O’Brien	Director	September 15, 2020
Kathrine O’Brien

/s/ Anne M. Phillips, M.D., FRCPC	Director	September 15, 2020
Anne M. Phillips, M.D., FRCPC

/s/ Gino Santini	Director	September 15, 2020
Gino Santini

/s/ Davey S. Scoon	Director	September 15, 2020
Davey S. Scoon

/s/ James Sulat	Director	September 15, 2020
James Sulat