Form 10-Q
period 2020-09-30
AMAG PHARMACEUTICALS, INC.
filed 2020-11-06
CIK 792977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 4, 2020, there were 34,725,063 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

AMAG PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$97,984	$113,009
Marketable securities	70,917	58,742
Accounts receivable, net	67,608	94,163
Inventories	22,906	31,553
Prepaid and other current assets	23,959	19,100
Total current assets	283,374	316,567
Property and equipment, net	2,415	4,116
Goodwill	422,513	422,513
Intangible assets, net	1,973	23,620
Operating lease right-of-use asset	21,063	23,286
Deferred tax assets	—	630
Restricted cash	495	495
Other long-term assets	2,523	—
Total assets	$734,356	$791,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,742	$27,021
Accrued expenses	146,597	183,382
Current portion of deferred revenue	2,477	—
Current portion of operating lease liability	3,161	4,077
Current portion of acquisition-related contingent consideration	—	17
Total current liabilities	161,977	214,497
Long-term liabilities:
Convertible notes, net	289,334	277,034
Long-term operating lease liability	18,726	19,791
Long-term deferred revenue	7,662	—
Other long-term liabilities	635	89
Total liabilities	478,334	511,411
Commitments and contingencies (Note N)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share, 117,500,000 shares authorized; 34,503,435 and 33,999,081 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	345	339
Additional paid-in capital	1,305,412	1,297,917
Accumulated other comprehensive loss	(3,068)	(3,239)
Accumulated deficit	(1,046,667)	(1,015,201)
Total stockholders’ equity	256,022	279,816
Total liabilities and stockholders’ equity	$734,356	$791,227
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$73,229	$83,784	$190,702	$236,831
Collaboration revenue	19,838	—	19,838	—
Other revenues	39	24	97	231
Total revenues	93,106	83,808	210,637	237,062
Costs and expenses:
Cost of product sales	13,340	21,105	55,426	63,871
Research and development expenses	7,115	15,330	26,558	48,377
Acquired in-process research and development	—	—	—	74,856
Selling, general and administrative expenses	35,656	65,720	127,922	217,727
Impairment of intangible assets	—	—	—	77,358
Loss on disposal of assets, net	35,400	—	20,956	—
Restructuring expenses	—	—	8,197	7,420
Total costs and expenses	91,511	102,155	239,059	489,609
Operating income (loss)	1,595	(18,347)	(28,422)	(252,547)
Other income (expense):
Interest expense	(6,798)	(6,419)	(20,101)	(19,199)
Interest and dividend income	246	840	1,050	3,650
Other income	14,606	218	15,894	561
Total other income (expense), net	8,054	(5,361)	(3,157)	(14,988)
Income (loss) before income taxes	9,649	(23,708)	(31,579)	(267,535)
Income tax (benefit) expense	(53)	232	(113)	(26)
Net income (loss)	$9,702	$(23,940)	$(31,466)	$(267,509)

Net income (loss) per share:
Basic	$0.28	$(0.71)	$(0.92)	$(7.85)
Diluted	$0.28	$(0.71)	$(0.92)	$(7.85)

Weighted average shares outstanding used to compute net income (loss) per share:
Basic	34,484	33,906	34,314	34,058
Diluted	34,720	33,906	34,314	34,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$9,702	$(23,940)	$(31,466)	$(267,509)
Other comprehensive loss:
Unrealized (losses) gains on securities, net of tax	(104)	(167)	171	786
Total comprehensive income (loss)	$9,598	$(24,107)	$(31,295)	$(266,723)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARES)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at July 1, 2020	34,463,373	$344	$1,303,095	$(2,964)	$(1,056,369)	$244,106
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	40,062	1	94	—	—	95
Non-cash equity based compensation	—	—	2,223	—	—	2,223
Unrealized losses on securities, net of tax	—	—	—	(104)	—	(104)
Net income	—	—	—	—	9,702	9,702
Balance at September 30, 2020	34,503,435	$345	$1,305,412	$(3,068)	$(1,046,667)	$256,022

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2020	33,999,081	$339	$1,297,917	$(3,239)	$(1,015,201)	$279,816
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	408,152	5	(1,237)	—	—	(1,232)
Issuance of common stock under employee stock purchase plan	96,202	1	630	—	—	631
Non-cash equity based compensation	—	—	8,102	—	—	8,102
Unrealized gains on securities, net of tax	—	—	—	171	—	171
Net loss	—	—	—	—	(31,466)	(31,466)
Balance at September 30, 2020	34,503,435	$345	$1,305,412	$(3,068)	$(1,046,667)	$256,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARES)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at July 1, 2019	33,899,954	$339	$1,287,553	$(3,032)	$(791,109)	$493,751
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	15,555	—	(69)	—	—	(69)
Non-cash equity based compensation	—	—	4,974	—	—	4,974
Unrealized losses on securities, net of tax	—	—	—	(167)		(167)
Net loss	—	—	—	—	(23,940)	(23,940)
Balance at September 30, 2019	33,915,509	$339	$1,292,458	$(3,199)	$(815,049)	$474,549

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2019	34,606,760	$346	$1,292,736	$(3,985)	$(547,540)	$741,557
Net shares issued in connection with the exercise of stock options and vesting of restricted stock units, net of withholdings	278,474	3	(1,790)	—	—	(1,787)
Issuance of common stock under employee stock purchase plan	105,075	1	850	—	—	851
Repurchase of common stock pursuant to the share repurchase program	(1,074,800)	(11)	(13,719)	—	—	(13,730)
Non-cash equity based compensation	—	—	14,381	—	—	14,381
Unrealized gains on securities, net of tax	—	—	—	786	—	786
Net loss	—	—	—	—	(267,509)	(267,509)
Balance at September 30, 2019	33,915,509	$339	$1,292,458	$(3,199)	$(815,049)	$474,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(31,466)	$(267,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,276	13,871
Impairment of intangible assets	—	77,358
Provision for bad debt expense	230	(12)
Amortization of premium/discount on purchased securities	94	(64)
Write-down of inventory	1,916	4,872
Loss on disposal of property & equipment	273	—
Non-cash equity-based compensation expense	8,100	14,381
Non-cash IPR&D expense	—	18,029
Amortization of debt discount and debt issuance costs	12,300	11,332
Gains on marketable securities, net	(10)	(263)
Change in fair value of contingent consideration	—	(16)
Deferred income taxes	630	408
Non-cash lease expense	1,416	—
Gain on sale of assets	7,047	—
Changes in operating assets and liabilities:
Accounts receivable, net	26,328	(2,229)
Inventories	(676)	(6,824)
Prepaid and other current assets	(5,797)	(24,075)
Accounts payable and accrued expenses	(58,258)	54,073
Deferred revenues	9,461	(101)
Other assets and liabilities	(627)	1,038
Net cash used in operating activities	(6,763)	(105,731)
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	43,675	85,321
Purchase of marketable securities	(55,763)	(14,815)
Milestone payment for Vyleesi developed technology	—	(60,000)
Net proceeds from the sale of assets	4,920	—
Capital expenditures	(475)	(2,098)
Net cash (used in) provided by investing activities	(7,643)	8,408
Cash flows from financing activities:
Payments to settle convertible notes	—	(21,417)
Payments of contingent consideration	(17)	(50)
Payments for repurchases of common stock	—	(13,730)
Proceeds from the issuance of common stock under the ESPP	630	851
Proceeds from the exercise of common stock options	168	30
Payments of employee tax withholding related to equity-based compensation	(1,400)	(1,817)
Net cash used in financing activities	(619)	(36,133)
Net decrease in cash, cash equivalents, and restricted cash	(15,025)	(133,456)
Cash, cash equivalents, and restricted cash at beginning of the period	113,504	253,751
Cash, cash equivalents, and restricted cash at end of the period	$98,479	$120,295
Supplemental data for cash flow information:
Cash (refunded) paid for taxes	$(254)	$456
Cash paid for interest	$5,200	$5,467
Non-cash investing and financing activities:
Settlement of note receivable in connection with Perosphere acquisition	$—	$10,000
Right-of-use assets obtained in exchange for lease liabilities	$—	$918
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMAG PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.     DESCRIPTION OF BUSINESS
AMAG Pharmaceuticals, Inc., a Delaware corporation, was founded in 1981. Throughout this Quarterly Report on Form 10-Q, AMAG Pharmaceuticals, Inc. and our consolidated subsidiaries are collectively referred to as “the Company,” “AMAG,” “we,” “us,” or “our.” We are a pharmaceutical company focused on bringing innovative products to patients with unmet medical needs by leveraging our development and commercial expertise to invest in and grow our pharmaceutical products and product candidates across a range of therapeutic areas. As of September 30, 2020, we marketed products that support the health of patients in the areas of hematology and maternal health, including Feraheme® (ferumoxytol injection) for intravenous use and Makena® (hydroxyprogesterone caproate injection) auto-injector. In addition to our approved products, our portfolio includes ciraparantag, a product candidate that is being studied as an anticoagulant reversal agent.

In December 2019, we completed a review of our product portfolio and strategy. This strategic review resulted in our intention to divest our women’s health assets, as announced in January 2020, and as previously disclosed, we completed the divestiture of Intrarosa® (prasterone) during the second quarter of 2020. We completed the divestiture of our remaining women’s health asset, Vyleesi® (bremelanotide injection), in July 2020, which we determined did not meet the criteria for presentation as a discontinued operation, as it did not represent a strategic shift to our business as described above. For additional details on our divestiture of Vyleesi, refer to Note O, “Acquisitions, Collaboration, License and other Strategic Agreements”.

In July 2020, we also decided to stop the AMAG-423 Phase 2b/3a study based, primarily, on the results of an interim analysis conducted by the study’s independent Data Safety Monitoring Board (“DSMB”). For additional details on our decision to stop the AMAG 423 study, refer to Note O, “Acquisitions, Collaboration, License and other Strategic Agreements”.

On October 1, 2020, we entered into an Agreement and Plan of Merger with Covis Group S.à r.l., a Luxembourg company (“Covis”), Covis Mergerco Inc., a Delaware corporation and an indirect wholly owned subsidiary of Covis (“Merger Sub”), and (in respect of specific matters) Covis Finco S.à r.l., a Luxembourg company (the “Merger Agreement”), pursuant to which Merger Sub launched a cash tender offer (the “Offer”) to acquire all of the issued and outstanding shares of common stock of AMAG at a price per share of $13.75, net to the seller in cash, without interest. The Offer commenced on October 15, 2020 and will remain open for a minimum of 20 business days. The completion of the Offer is subject to customary closing conditions. For additional information, see Note T, “Subsequent Events”.

On October 5, 2020, we received notice of the FDA’s Center for Drug Evaluation and Research proposal to withdraw marketing approval of Makena and notice of our opportunity to request a hearing. For additional information, refer to Note T, “Subsequent Events”.

COVID-19
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption on a global scale, including in the United States, where we market our products, where our operations and employees reside and where we conduct clinical trials. The COVID-19 pandemic did not significantly impact our financial results during the three months ended September 30, 2020. The extent to which the COVID-19 pandemic impacts our business, operations and financial results in the future will depend on numerous evolving factors that we may not be able to accurately predict. While there have been no material impairments to date, any prolonged material disruptions to our sales, supply, research and development efforts and/or operations could negatively impact the Company’s business, operations and/or financial results.

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
In accordance with GAAP for interim financial reports and the instructions for Form 10-Q and the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our

Annual Report on Form 10-K for the year ended December 31, 2019, as amended (our “Annual Report”). Interim results are not necessarily indicative of the results of operations for the full year. These interim financial statements should be read in conjunction with our Annual Report.
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
Concentrations and Significant Customer Information
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. As of September 30, 2020, we held our excess cash primarily in institutional money market funds, corporate debt securities, commercial paper, U.S. treasury and government agency securities and certificates of deposit. As of September 30, 2020, we did not have a material concentration in any single investment.

Our operations are located entirely within the U.S. We focus primarily on developing, manufacturing, and commercializing our products and product candidates. The following table sets forth customers who represented 10% or more of our total revenues for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
McKesson Corporation	36%	38%	36%	37%
AmerisourceBergen Drug Corporation	32%	28%	33%	27%
Cardinal Health	12%	11%	11%	12%

Our net accounts receivable primarily represent amounts due for products sold directly to wholesalers, distributors and specialty pharmacies. Accounts receivable for our products are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for expected credit losses. At September 30, 2020, two customers accounted for 10% or more of our accounts receivable balances, representing approximately 76% in the aggregate of our total accounts receivable. At December 31, 2019, three customers accounted for 10% or more of our accounts receivable balances, representing approximately 85% in the aggregate of our total accounts receivable.
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

C.     REVENUE RECOGNITION
Product Revenue and Allowances and Accruals

The following table provides information about disaggregated revenue by product for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales, net
Feraheme	$46,718	$44,205	$120,786	$126,294
Makena	25,860	33,949	66,079	95,483
Intrarosa	37	5,607	4,423	14,898
Other	614	23	(586)	156
Total product sales, net	$73,229	$83,784	$190,702	$236,831

Total gross product sales were offset by product sales allowances and accruals for the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross product sales	$218,739	$254,073	$633,475	$704,976
Provision for product sales allowances and accruals:
Contractual adjustments	129,966	144,108	383,003	381,633
Governmental rebates	15,544	26,181	59,770	86,512
Total	145,510	170,289	442,773	468,145
Product sales, net	$73,229	$83,784	$190,702	$236,831

The following table summarizes the product revenue allowance and accrual activity for the three and nine months ended September 30, 2020 (in thousands):

	Contractual	Governmental
	Adjustments	Rebates	Total
Balance at December 31, 2019	$95,221	$47,623	$142,844
Provisions related to current period sales	147,235	20,982	168,217
Adjustments related to prior period sales	(4,060)	976	(3,084)
Payments/returns relating to current period sales	(95,284)	—	(95,284)
Payments/returns relating to prior period sales	(37,969)	(29,646)	(67,615)
Balance at March 31, 2020	$105,143	$39,935	$145,078
Provisions related to current period sales	111,508	21,904	133,412
Adjustments related to prior period sales	(634)	378	(256)
Payments/returns relating to current period sales	(112,821)	(13,913)	(126,734)
Payments/returns relating to prior period sales	(19,484)	(10,240)	(29,724)
Balance at June 30, 2020	$83,712	$38,064	$121,776
Provisions related to current period sales	129,402	17,410	146,812
Adjustments related to prior period sales	565	(1,867)	(1,302)
Payments/returns relating to current period sales	(115,634)	(14,259)	(129,893)
Payments/returns relating to prior period sales	(5,803)	(830)	(6,633)
Balance at September 30, 2020	$92,242	$38,518	$130,760

Collaboration Revenue

In July 2020, we entered into a License and Commercialization Agreement with Norgine B.V. (“Norgine”, and such agreement, the “Norgine Agreement”), pursuant to which we granted Norgine an exclusive license to develop and commercialize ciraparantag in certain countries in Europe, Australia and New Zealand (the “Norgine Territory”). We received a $30.0 million upfront payment upon signing. In addition, pursuant to the terms and conditions of the Norgine Agreement (a) Norgine will pay us one-third of the actual and reasonable out-of-pocket costs of the Phase 3 program, pursuant to a mutually agreed upon budget, (b) we are eligible to receive up to $70.0 million upon the achievement of certain regulatory milestones (of which we will pay $40.0 million to the former equity holders of Perosphere pursuant to the terms of the Perosphere Agreement (described below), (c) we are eligible to receive up to $190.0 million contingent upon meeting certain sales milestones, and (d) Norgine will pay us tiered double-digit royalties on net sales in the licensed territory. Norgine will be responsible for the regulatory filings and any clinical trials specifically required for approval of the Product in the Norgine Territory and will hold all marketing authorizations in the Norgine Territory. We will be responsible for manufacturing and supplying Norgine with its requirements of clinical and commercial product pursuant to supply agreement(s) to be entered into by the parties.

In accordance with ASC 808, we considered the nature and contractual terms of the arrangement and the nature of our business operations to determine the classification of payments under the Norgine Agreement and concluded that Norgine meets the definition of a customer. As a result, the Norgine Agreement was accounted for under ASC 606. We determined that the Norgine Agreement contains three distinct performance obligations: (i) delivery of a license granting rights to clinical data developed to date and rights to develop and commercialize ciraparantag in the Norgine Territory (the “License”), (ii) research and development services, and (iii) participation on the joint development and steering committees.

We allocated the upfront consideration to each performance obligation using the standalone selling prices based on our estimate of selling price for the License, research and development services and participation on the joint development and steering committees. To determine the standalone selling price for the License and for the participation on the joint development and joint steering committees, we used an adjusted market approach. For the License, the adjusted market approach included an assessment of the likelihood of achievement of certain regulatory milestones using third party evidence and the likelihood of regulatory approval of ciraparantag and the expected future cash flows assuming regulatory approval in the Norgine Territory, discounting these cash flows using a risk adjusted discount rate of approximately 27%. For the research and development services we determined the standalone selling pricing using a cost plus margin approach. For the joint development and joint steering committees, the adjusted market approach included an assessment of consulting rates prevalent in the marketplace.

Under Topic 606, we allocated the $30.0 million upfront payment as follows: $19.8 million to the License and $10.2 million to the research and development services. No consideration was allocated to the performance obligation related to participation on the joint development and steering committees, as its standalone selling price was not material. The amounts allocated to the licenses were recognized upon delivery of the licenses during the three months ended September 30, 2020. The amount allocated to the development services will be recognized over the course of the development work using an input method in the form of development effort relative to expected total development effort at the completion of the development services. This is based on the relative costs of the development activities incurred and expected to be incurred in the future to satisfy the performance obligation. The estimated period of performance to satisfy the performance obligation and project cost will be reviewed periodically and adjusted, as needed, to reflect our current expectations regarding the costs and timing of the deliverable. These estimates are subject to a number of assumptions and actual results could differ materially from our assumptions in future periods.

We determined that the future regulatory and sales-based milestone and sales-based royalty payments that we may be entitled to receive are variable consideration. We are using a most likely amount method for estimating the variable consideration to be received related to regulatory milestones under this arrangement. All future potential regulatory milestones were fully constrained at September 30, 2020. The sales-based milestones and royalties are subject to the sales-and-usage-based royalty exception related to a license of intellectual property and will be recorded in the period when the corresponding sale occurs.

As of September 30, 2020, deferred revenue related to the development services performance obligation amounted to $10.2 million, of which $2.5 million was included in current liabilities.

In addition, the Company incurred approximately $2.0 million of contract acquisition costs related to the Norgine Agreement. These costs are expensed as selling, general and administrative expense based on the transfer of control of the underlying performance obligations, as determined on a relative standalone selling price basis. As of September 30, 2020, the Company recorded approximately $1.3 million in selling, general and administrative expense and deferred $0.7 million as a component of other long-term assets.

D.    MARKETABLE SECURITIES

As of September 30, 2020 and December 31, 2019, our marketable securities consisted of securities classified as available-for-sale in accordance with accounting standards which provide guidance related to accounting and classification of certain investments in marketable securities.

The following is a summary of our marketable securities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities maturing within one year:
Corporate debt securities	$23,861	$145	$(1)	$24,005
Certificates of deposit	14,300	—	—	14,300
Commercial paper	9,488	—	—	9,488
Total securities maturing within one year	$47,649	$145	$(1)	$47,793
Securities maturing between one and three years:
Corporate debt securities	$16,809	$319	$(2)	$17,126
U.S. treasury and government agency securities	4,998	—	—	4,998
Certificates of deposit	1,000	—	—	1,000
Total securities maturing between one and three years	$22,807	$319	$(2)	$23,124
Total marketable securities	$70,456	$464	$(3)	$70,917

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities maturing within one year:
Corporate debt securities	$46,186	$140	$(2)	$46,324
U.S. treasury and government agency securities	2,750	—	—	2,750
Certificates of deposit	1,500	—	—	1,500
Total securities maturing within one year	$50,436	$140	$(2)	$50,574
Securities maturing between one and three years:
Corporate debt securities	$8,016	$152	$—	$8,168
Total securities maturing between one and three years	8,016	152	—	8,168
Total marketable securities	$58,452	$292	$(2)	$58,742

E.     FAIR VALUE MEASUREMENTS
The following tables present information about our assets and liabilities that we measure at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at September 30, 2020 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$2,750	$2,750	$—	$—
Corporate debt securities	41,131	—	41,131	—
U.S. treasury and government agency securities	4,998		4,998	—
Certificates of deposit	15,300	—	15,300	—
Commercial paper	9,488		9,488	—
Total assets	$73,667	$2,750	$70,917	$—

	Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$13,732	$13,732	$—	$—
Corporate debt securities	54,492	—	54,492	—
U.S. treasury and government agency securities	2,750	—	2,750	—
Certificates of deposit	1,500	—	1,500	—
Total assets	$72,474	$13,732	$58,742	$—
Liabilities:
Contingent consideration - MuGard	$17	$—	$—	$17
Total liabilities	$17	$—	$—	$17

Cash Equivalents
Our cash equivalents are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. As of September 30, 2020 and December 31, 2019, cash equivalents were primarily comprised of funds in money market accounts.
Marketable Securities
Our marketable securities are classified as Level 2 assets under the fair value hierarchy as the values of these assets are primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform a quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2020. In addition, there were no transfers or reclassifications of any securities between Level 1 and Level 2 during the nine months ended September 30, 2020.
Debt
We estimate the fair value of our debt obligations using quoted market prices obtained from third-party pricing services, which are classified as Level 2 inputs. As of September 30, 2020, the estimated fair value of our 2022 Convertible Notes (as defined in Note P, “Debt” below) was $289.7 million, which differed from its carrying value. See Note P, “Debt” for additional information on our debt obligations.

F.     INVENTORIES
Our major classes of inventories were as follows as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$3,424	$5,211
Work in process	6,495	6,248
Finished goods	12,987	20,094
Total inventories	$22,906	$31,553

G.     PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Computer equipment and software	$1,568	$1,568
Furniture and fixtures	1,714	1,714
Leasehold improvements	4,985	4,984
Laboratory and production equipment	6,281	6,570
Construction in progress	361	656
	14,909	15,492
Less: accumulated depreciation	(12,494)	(11,376)
Property and equipment, net	$2,415	$4,116

H.     GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
As of September 30, 2020, we had no accumulated impairment losses related to goodwill.

Intangible Assets
As of September 30, 2020 and December 31, 2019, our intangible assets consisted of the following (in thousands):

	September 30, 2020				December 31, 2019
		Accumulated	Cumulative			Accumulated	Cumulative
	Cost	Amortization	Impairments	Net	Cost	Amortization	Impairments	Net
Amortizable intangible assets:
Makena auto-injector developed technology	$79,100	$21,701	$55,426	$1,973	$79,100	$15,782	$55,426	$7,892
Intrarosa developed technology	—	—	—	—	77,655	16,798	56,881	3,976
Vyleesi developed technology	—	—	—	—	60,000	9,264	38,984	11,752
Total intangible assets	$79,100	$21,701	$55,426	$1,973	$216,755	$41,844	$151,291	$23,620

In May 2020, we sold all of our rights to Intrarosa and accordingly, wrote off the related developed technology intangible asset. In July 2020, we completed the divestiture of Vyleesi and accordingly, wrote off the related developed technology intangible asset, which was fully amortized as of June 30, 2020.

As of September 30, 2020, the weighted average remaining amortization period for our finite-lived intangible assets was less than one year. Total amortization expense for the nine months ended September 30, 2020 and 2019 was $20.8 million and $12.1 million, respectively. Amortization expense is recorded in cost of product sales on our condensed consolidated statements of operations. We expect our finite-lived intangible assets to be fully amortized in 2020.

I.     CURRENT LIABILITIES
Accrued expenses consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Commercial rebates, fees and returns	$106,367	$124,730
Manufacturing costs	8,778	21,364
Salaries, bonuses, and other compensation	13,121	18,693
Professional, license, and other fees and expenses	12,403	13,392
Research and development expense	865	3,539
Interest expense	3,467	867
Restructuring expense	1,596	797
Total accrued expenses	$146,597	$183,382

J.     INCOME TAXES
The following table summarizes our effective tax rate and income tax (benefit) expense for the three and nine months ended September 30, 2020 and 2019 (in thousands except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective tax rate	(1)%	(1)%	—%	—%
Income tax (benefit) expense	$(53)	$232	$(113)	$(26)
For the three and nine months ended September 30, 2020, we recognized an immaterial income tax benefit, representing an effective tax rate of (1)% and 0%, respectively. The difference between the statutory federal tax rate of 21% and the effective tax rates for the three and nine months ended September 30, 2020, was primarily attributable to the valuation allowance established against our current period losses generated. We have established a valuation allowance on our deferred tax assets to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. The income tax benefit for the three and nine months ended September 30, 2020 primarily related to state income taxes.

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

For the three and nine months ended September 30, 2019, we recognized an immaterial income tax expense and an immaterial income tax benefit, representing an effective tax rate of (1)% and 0%, respectively. The income tax expense for the three months ended September 30, 2019 primarily related to state income taxes. The income tax benefit for the nine months ended September 30, 2019 primarily related to the offset of the recognition of the income tax expense recorded in other comprehensive loss associated with the increase in the fair value of the available-for-sale debt securities that we carried at fair market value during the period, partially offset by state income taxes. The difference between the statutory federal tax rate of 21% and the effective tax rate of (1)% and 0% for the three and nine months ended September 30, 2019, respectively, was primarily attributable to the valuation allowance established against our current period losses generated and the non-deductible IPR&D expense related to the Perosphere acquisition.

K.     EARNINGS PER SHARE
The components of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) - basic and diluted	$9,702	$(23,940)	$(31,466)	$(267,509)

Weighted average common shares outstanding	34,484	33,906	34,314	34,058
Effect of dilutive securities:
Stock options and RSUs	236	—	—	—
Shares used in calculating dilutive net income (loss) per share	34,720	33,906	34,314	34,058

Net income (loss) per share:
Basic	$0.28	$(0.71)	$(0.92)	$(7.85)
Diluted	$0.28	$(0.71)	$(0.92)	$(7.85)

The following table sets forth the potential common shares issuable upon the exercise of outstanding options, the vesting of restricted stock units (“RSUs”), and the conversion of the 2022 Convertible Notes, which were excluded from our computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2020	2019
Options to purchase shares of common stock	4,233	3,988
Shares of common stock issuable upon the vesting of RSUs	1,035	1,645
2022 Convertible Notes	11,695	11,695
Total	16,963	17,328

L.     EQUITY-BASED COMPENSATION
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

Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2020:

	2019	2007	Lumara Health	Inducement
	Plan	Plan	2013 Plan	Grants	Total
Outstanding at January 1, 2020	472,412	2,585,466	131,775	696,164	3,885,817
Granted	420,912	—	—	1,000,000	1,420,912
Exercised	(18,487)	—	(1,450)	—	(19,937)
Expired or terminated	(149,863)	(672,295)	(43,250)	(188,098)	(1,053,506)
Outstanding at September 30, 2020	724,974	1,913,171	87,075	1,508,066	4,233,286

Restricted Stock Units
The following table summarizes RSU activity for the nine months ended September 30, 2020:

	2019	2007	Lumara Health	Inducement
	Plan	Plan	2013 Plan	Grants	Total
Outstanding at January 1, 2020	128,742	1,407,305	2,167	41,223	1,579,437
Granted	825,131	—	—	—	825,131
Vested	(78,689)	(460,185)	(899)	(10,862)	(550,635)
Expired or terminated	(209,697)	(591,972)	(534)	(17,169)	(819,372)
Outstanding at September 30, 2020	665,487	355,148	734	13,192	1,034,561

Equity-Based Compensation Expense
Equity-based compensation expense for the three and nine months ended September 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product sales	$131	$225	$438	$626
Research and development	237	691	260	2,051
Selling, general and administrative	1,854	4,058	7,403	11,039
Total equity-based compensation expense	2,222	4,974	8,101	13,716
Income tax effect	—	—	—	—
After-tax effect of equity-based compensation expense	$2,222	$4,974	$8,101	$13,716

In addition to the equity-based compensation expense presented in the table above, we incurred $0.7 million of equity-based compensation expense related to restructuring activities during the first quarter of 2019 (as discussed further in Note Q, below), which is classified within restructuring expense on our condensed consolidated statements of operations for the nine months ended September 30, 2019.

M.     STOCKHOLDERS’ EQUITY

As of January 1, 2020, we had $26.8 million available under the share repurchase program initially approved by our Board of Directors in January 2016, which was updated in March 2019 to permit the repurchase of up to an aggregate of $80.0 million in shares of our common stock. During the nine months ended September 30, 2020, we did not repurchase shares of common stock under this program. As of September 30, 2020, $26.8 million remains available for future repurchases under this program.

N.     COMMITMENTS AND CONTINGENCIES
Commitments
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to our facility and vehicle leases, purchases of inventory, debt obligations, and other purchase obligations.
Operating Lease Obligations
As of September 30, 2020, we had operating lease liabilities of $21.9 million and related right-of-use assets of $21.1 million related to operating leases for real estate, including our corporate headquarters, vehicles and office equipment. As of September 30, 2020, our leases have remaining terms of one to eight years. The weighted average remaining lease term and discount rate for our operating leases was 7.4 years and 5.1% at September 30, 2020, respectively.
Lease costs for our operating leases were $1.2 million and $3.8 million for the three and nine months ended September 30, 2020, respectively and $1.4 million and $3.9 million for the three and nine months ended September 30, 2019, respectively. Operating cash outflows for operating leases were $3.6 million and $4.2 million for the nine months ended September 30, 2020 and 2019, respectively.
Future minimum payments under our non-cancelable operating leases as of September 30, 2020 are as follows (in thousands):

Period	Future Minimum Lease Payments
Remainder of Year Ending December 31, 2020	$947
Year Ending December 31, 2021	3,248
Year Ending December 31, 2022	3,887
Year Ending December 31, 2023	3,291
Year Ending December 31, 2024	3,246
Thereafter	12,192
Total	$26,811
Less: Interest	(4,924)
Operating lease liability	$21,887

Purchase Obligations

Purchase obligations primarily represent minimum purchase commitments for inventory. As of September 30, 2020, our minimum purchase commitments totaled $25.9 million.

Contingent Regulatory and Commercial Milestone Payments
We are required to make payments contingent on the achievement of certain regulatory and/or commercial milestones under the terms of our collaboration, license and other strategic agreements. Please refer to Note O, “Acquisitions, Collaboration, License and Other Strategic Agreements” for additional details regarding these contingent payments.

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

On June 5, 2020, Carrie Winchester and Matt Winchester filed a complaint against a list of defendants for claimed exposures to asbestos. AMAG Pharma USA, Inc. d/b/a Lumara Health Inc. was named as a defendant because Nesher Pharmaceuticals, Inc., a subsidiary of K-V Pharmaceutical Company (“KV”) (Lumara Health’s predecessor company), sold Nystatin powder that Ms. Winchester claims she may have used during her employment as a medical professional. We acquired Lumara Health in November 2014, a year after KV emerged from bankruptcy protection, at which time it, along with its then existing subsidiaries, became our wholly-owned subsidiary. The plaintiffs allege that Ms. Winchester developed injuries as a direct and proximate result of inhalation of asbestos dust particles and fibers from defendants’ products. On August 19, 2020, the plaintiffs dismissed the defendants, AMAG Pharma USA, Inc. d/b/a Lumara Health Inc. and Nesher Pharmaceuticals, Inc. without prejudice from this claim.

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

On August 29, 2019, Lunar Representative, LLC (“Plaintiff”), on behalf of the former equity holders of Lumara Health Inc. (“Lumara”), filed a complaint against us in the Delaware Court of Chancery, captioned Lunar Representative, LLC v. AMAG Pharmaceuticals, Inc. (No. 2019-0688-JTL). On September 25, 2019, we filed a motion to dismiss the complaint. On January 9, 2020, Plaintiff filed an amended complaint. Plaintiff alleges that we did not exercise commercially reasonable efforts to market and sell the drug product Makena, and failed to achieve sales milestones for Makena, in breach of certain provisions of the September 28, 2014 Agreement and Plan of Merger between, among other parties, us and Lumara. On January 24, 2020, we filed a motion to dismiss the amended complaint and filed our opening brief in support of such motion to dismiss the amended complaint on April 14, 2020. Plaintiff filed an answer in opposition to the motion to dismiss on June 25, 2020. On August 21, 2020, the court denied our motion to dismiss. On September 18, 2020, we filed an answer to the amended complaint. Plaintiff is seeking damages of $50.0 million, together with pre- and post-judgment interest, as well as attorneys’ fees and costs. At this time, based on available information, we are unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

On or about April 6, 2016, we received Notice of a Lawsuit and Request to Waive Service of a Summons in a case entitled Plumbers’ Local Union No. 690 Health Plan v. Actavis Group et. al. (“Plumbers’ Union”), which was filed in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania and, after removal to federal court, is now pending in the United States District Court for the Eastern District of Pennsylvania (Civ. Action No. 16-65-AB). Thereafter, we were also made aware of a related complaint entitled Delaware Valley Health Care Coalition v. Actavis Group et. al. (“Delaware Valley”), which was filed with the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania District Court of Pennsylvania (Case ID: 160200806). Both the Plumbers’ Union and the Delaware Valley complaints name K-V Pharmaceutical Company (“KV”) (Lumara Health’s predecessor company), certain of its successor entities, subsidiaries and affiliate entities (the “Subsidiaries”), along with a number of other pharmaceutical companies. We acquired Lumara Health in November 2014, a year after KV emerged from bankruptcy protection, at which time it, along with its then existing subsidiaries, became our wholly-owned subsidiary. We have not been served with process or waived service of summons in either case. The actions are being brought alleging unfair and deceptive trade practices with regard to certain pricing practices that allegedly resulted in certain payers overpaying for certain of KV’s generic products. On July 21, 2016, the

Plaintiff in the Plumbers’ Union case dismissed KV with prejudice to refiling and on October 6, 2016, all claims against the Subsidiaries were dismissed without prejudice. We are in discussions with Plaintiff’s counsel to similarly dismiss all claims in the Delaware Valley case. Because we have not been served with process in the Delaware Valley case, we are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with this matter, if any.

On July 20, 2015, the Federal Trade Commission (the “FTC”) notified us that it is conducting an investigation into whether Lumara Health or its predecessor engaged in unfair methods of competition with respect to Makena or any hydroxyprogesterone caproate product. As previously disclosed, we provided the FTC with a response in August 2015. We believe we have fully cooperated with the FTC and we have had no further interactions with the FTC on this matter since we provided our response to the FTC in August 2015. For further information on this matter, see Note N, “Commitments and Contingencies” to our Annual Report.
We may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which we are focused. Other than the above actions, we are not aware of any material claims against us as of September 30, 2020.

O.     ACQUISITIONS, COLLABORATION, LICENSE AND OTHER STRATEGIC AGREEMENTS
During the nine months ended September 30, 2020, we were a party to the following collaboration, license or other strategic agreements:

Norgine

In July 2020, we entered into a License and Commercialization Agreement with Norgine B.V. (“Norgine”, and such agreement, the “Norgine Agreement”), pursuant to which we granted Norgine an exclusive license to develop and commercialize ciraparantag in certain countries in Europe, Australia and New Zealand. We received a $30.0 million upfront, non-refundable payment upon signing. In addition, pursuant to the terms and conditions of the Norgine Agreement (a) Norgine will pay us one-third of the actual and reasonable out-of-pocket costs of the Phase 3 program, pursuant to a mutually agreed upon budget, (b) we are eligible to receive up to $70.0 million upon the achievement of certain regulatory milestones (of which we will pay $40.0 million to the former equity holders of Perosphere pursuant to the terms of the Perosphere Agreement (described below), (c) we are eligible to receive up to $190.0 million contingent upon meeting certain sales milestones, and (d) Norgine will pay us tiered double-digit royalties on net sales in the licensed territory. We will be responsible for manufacturing and supplying Norgine with its requirements of clinical and commercial product pursuant to supply agreement(s) to be entered into by the parties.

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

In July 2020, we decided to stop the AMAG-423 Phase 2b/3a study. This decision was based primarily on DSMB unanimous recommendation to stop the study following an interim analysis of the data collected to date in the study. There were no safety concerns raised during this study and safety was not a contributing factor to our decision to terminate the study. We are currently focused on ensuring an appropriate closeout of the study in partnership with investigators and other relevant stakeholders.

In connection with the cessation of the AMAG-423 Phase 2b/3a study, on August 6, 2020, we terminated our supply agreement (including termination of significant minimum purchase obligations) with our third party supplier, Protherics UK Ltd, a subsidiary of BTG plc (“BTG”), in exchange for a one-time payment by us of $12.5 million and our grant to BTG of a 9-month option (subject to extension under certain situations) to acquire the AMAG-423 program rights and assume our related obligations, including our obligations under the Velo Option Agreement.

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

On May 21, 2020, we sold our rights to commercialize and have manufactured Intrarosa in the United States to Millicent Pharma Limited (“Millicent”) pursuant to an Asset Purchase Agreement between the Company and Millicent, dated May 21, 2020. Under the terms of the Asset Purchase Agreement, we received an upfront payment of $20.9 million in cash, subject to customary purchase price adjustments, including in connection with the transfer of certain inventory. We are eligible to receive up to $105.0 million in aggregate milestone payments upon the achievement of certain sales milestones, namely: (a) $25.0 million the first time net sales during any consecutive twelve month period exceeds $65.0 million, (b) $35.0 million the first time net sales during any consecutive twelve month period exceeds $115.0 million and (c) $45.0 million the first time net sales during any consecutive twelve month period exceeds $175.0 million. We recognized a gain of $14.4 million within Loss on Disposal of Assets, Net on our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 related to this transaction. The gain recognized is net of transaction fees of $2.5 million and the carrying value of the Intrarosa assets and other costs of $4.0 million.
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
In July 2020, we entered into a termination agreement with Palatin detailing the terms and conditions for the termination of the Company’s rights and obligations to develop and commercialize Vyleesi under the Palatin License Agreement and for the transfer of full ownership of Vyleesi to Palatin (the “Termination Agreement”). In accordance with the terms of the Termination Agreement, we transferred and assigned to Palatin the regulatory approval for Vyleesi, inventory, certain third party contracts, intellectual property rights and regulatory files and commercial materials of AMAG related to Vyleesi in the AMAG Territory. In consideration for the early termination of the License Agreement, the assumption of certain liabilities by Palatin (including significant minimum purchase obligations), and in lieu of any future milestone payments, royalties and other payments by AMAG to Palatin contemplated by the Palatin License Agreement, we paid Palatin $12.0 million following the termination, and we will pay an additional $4.3 million on March 31, 2021. We recognized a loss of $22.4 million in Loss on Disposal of Assets, net on our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 related to this transaction. The loss recognized includes the carrying value of the Vyleesi assets and other costs, totaling $6.1 million in the aggregate. In addition, we agreed to provide certain transitional services to Palatin for a period of time following the closing pursuant to a transition services agreement.

P.     DEBT
Our outstanding debt obligations as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
2022 Convertible Notes	$289,334	$277,034
Total long-term debt	289,334	277,034
Less: current maturities	—	—
Long-term debt, net of current maturities	$289,334	$277,034

Convertible Notes

The outstanding balance of our 2022 Convertible Notes as of September 30, 2020 consisted of the following (in thousands):

2022 Convertible Notes
Liability component:
Principal	$320,000
Less: debt discount and issuance costs, net	30,666
Net carrying amount	$289,334
Gross equity component	$72,576

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

On or after March 1, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The 2022 Convertible Notes were not convertible as of September 30, 2020.
We determined the expected life of the debt was equal to the five-year term on the 2022 Convertible Notes. The effective interest rate on the liability component was 9.49% for the period from the date of issuance through September 30, 2020. As of September 30, 2020, the “if-converted value” did not exceed the remaining principal amount of the 2022 Convertible Notes.
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

Convertible Notes Interest Expense

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$2,600	$2,600	$7,800	$7,867
Amortization of debt issuance costs	388	353	1,137	1,051
Amortization of debt discount	3,810	3,466	11,164	10,281
Total interest expense	$6,798	$6,419	$20,101	$19,199

Future Payments

Future annual principal payments on our long-term debt as of September 30, 2020 include $320.0 million due during the year ending December 31, 2022.

Q.     RESTRUCTURING EXPENSES
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
The following table displays charges taken related to the restructuring during the nine months ended September 30, 2020 (in thousands):

2020 Restructuring charges:
Workforce reduction	$8,090
Other	107
Total 2020 restructuring charges	$8,197

The following table displays a rollforward of the changes to the accrued balances as of September 30, 2020 (in thousands):

	2019 Restructuring	2020 Restructuring	Total
Balance accrued at December 31, 2019	$797	$—	$797
2020 Restructuring Charges	—	8,197	8,197
Workforce Reduction Payments	(626)	(6,665)	(7,291)
Other Payments	—	(107)	(107)
Balance accrued at September 30, 2020	$171	$1,425	$1,596

R.     REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

Prior period amounts, specifically net product sales and accrued expenses have been revised to correct prior period errors related to gross-to-net (“GTN”) adjustments for governmental rebates and the related accrual for certain state programs.

During the third quarter of 2020, in conjunction with our remediation efforts related to the errors identified during the second quarter of 2020 described below, we identified certain individually immaterial errors aggregating to $5.2 million related to governmental rebate accruals associated with Makena sales during the first and second quarters of 2020. We understated our GTN adjustments for governmental rebates and the related accrual for certain state programs by $2.8 million for the quarter ended March 31, 2020 and $2.8 million for the quarter ended June 30, 2020. This understatement also resulted in an overstatement of our related royalty obligation of $0.2 million for the quarter ended March 31, 2020 and $0.2 million for the quarter ended June 30, 2020. During the third quarter of 2020, we concluded that the errors were not material to any prior interim periods. However, we determined that correcting the aggregate error during the third quarter of 2020 would be material to the three-month period ended September 30, 2020. As a result, we have revised our historical financial statements to properly reflect the GTN adjustments and related royalty impact and accrual in the appropriate periods through an immaterial correction.

The effect of the correction to our condensed consolidated statement of stockholders’ equity is as follows:

	June 30, 2020
	As reported	Adjustment	As adjusted
Accumulated deficit	$(1,051,153)	$(5,216)	$(1,056,369)
Total stockholders' equity	$249,322	$(5,216)	$244,106

As previously reported, subsequent to the issuance of our Form 10-Q for the quarter ended March 31, 2020, management identified certain individually immaterial errors aggregating to $6.3 million related to governmental rebate accruals associated with Makena sales from 2016 through the first quarter of 2020. From 2016 through 2019, we understated our GTN adjustments for governmental rebates and the related accrual for a certain state program by $6.3 million and for the quarter ended March 31, 2020, we overstated these amounts by $1.8 million. As previously reported, we concluded that the errors were not material to any prior annual or interim period; however, we determined that correcting the aggregate error during the second quarter of 2020 would be material to the three-month period ended June 30, 2020. As a result, we have revised our historical financial statements to properly reflect GTN adjustments and the related accrual in the appropriate periods.

The effect of the corrections to our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As reported	Adj	As adjusted	As reported	Adj	As adjusted
Product sales, net	$84,107	$(323)	$83,784	$237,812	$(981)	$236,831
Total revenues	84,131	(323)	83,808	238,043	(981)	237,062
Net loss	$(23,617)	$(323)	$(23,940)	$(266,528)	$(981)	$(267,509)

Basic and diluted net loss per share	$(0.70)	$(0.01)	$(0.71)	$(7.83)	$(0.02)	$(7.85)

The condensed consolidated statements of other comprehensive loss for the three and nine months ended September 30, 2019 have been revised to include the changes to “net loss” summarized above.

The condensed consolidated statement of stockholders’ equity for the three months ended September 30, 2020 has been revised to reflect an increase of $5.2 million to the beginning “accumulated deficit” as of July 1, 2020, representing the accumulated error through that date. The condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2019 have been revised to include the changes to “net loss” summarized above as well as an increase of $5.1 million to the beginning “accumulated deficit” as of January 1, 2019, representing the accumulated error through that date.

The impact on our condensed consolidated statements of cash flows for the nine months ended September 30, 2019, was limited to the offsetting correction between “net loss” and changes in “accounts payable and accrued expenses” presented within “net cash used in operating activities”, as summarized in the above tables.

Refer to Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on September 15, 2020 for the impact on periods reported in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on March 6, 2020 and for the impact on our condensed consolidated statement of operations for the impacted periods.

S.     RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS
From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by us as of the specified effective date.
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021 and interim periods within those annual periods. Early adoption is permitted but no earlier than annual reporting periods beginning after December 15, 2020 and interim periods within those annual periods. We are currently evaluating the impact of adoption of ASU 2020-06 on our condensed consolidated financial statements.

T.     SUBSEQUENT EVENTS

Agreement and Plan of Merger

On October 1, 2020, we entered into the Merger Agreement with Covis and Merger Sub, pursuant to which Merger Sub has launched the Offer. The Merger Agreement has been unanimously approved by the boards of directors of AMAG and Covis. The Offer commenced on October 15, 2020 and will remain open for a minimum of 20 business days. The completion of the Offer is subject to customary closing conditions, including the tender of at least a majority of the outstanding shares of AMAG’s common stock, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which condition was satisfied on October 23, 2020), and other customary conditions. Upon the completion of the Offer, Merger Sub will merge with and into AMAG, with AMAG continuing as the surviving corporation (the “Merger”) and any outstanding shares of common that were not tendered in the Offer (or owned by Covis) will be automatically cancelled and converted into the right to receive an amount in cash equal to $13.75 per share, without interest. In addition, immediately prior to, and contingent upon, the closing of the Merger, each outstanding AMAG in-the-money stock option and restricted stock unit, whether vested or unvested, will be cancelled and automatically converted into the right to receive a cash payment in accordance with the terms of the Merger Agreement. The Offer and Merger are not subject to a financing condition.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating AMAG to continue to conduct its business in the ordinary course, to cooperate in seeking regulatory approvals and not to engage in certain specified transactions or activities without Covis’s prior consent. The Merger Agreement also contains certain termination rights for each of AMAG and Covis, including the right to terminate the agreement if the Offer has not been consummated by January 28, 2021 or if the other party has materially breached and not cured any representation, warranty or covenant in the Merger Agreement. If we terminate the Merger Agreement under certain specified circumstances, we would be required to pay Covis a termination fee of $16.25 million.

Securities Litigation

In connection with the proposed Merger with Covis, seven complaints have been filed against the Company and its directors and certain officers, one of which also names Covis and certain of its affiliates as defendants. The complaints contain substantially similar allegations and generally allege that the Company’s solicitation/recommendation statement filed with the SEC on October 15, 2020 misrepresents and/or omits certain purportedly material information relating to financial projections and the analysis performed by the Company’s financial advisor in connection with the transaction and therefore violated Sections 14(e), 14(d)(4) and 20(a) of the Securities Exchange Act of 1934. The complaints seek, among other things, an injunction enjoining the consummation of the proposed transaction (or, if consummated, rescinding the transaction or awarding rescissory damages), costs related to the actions, including plaintiff’s attorneys’ fees and experts’ fees, declaratory relief, and any other relief the court may deem just and proper. In addition, one complaint also asserts that the directors breached their fiduciary duty of candor/disclosure by omitting purportedly material information from the solicitation/recommendation statement. We are currently unable to predict the outcome or reasonably estimate the range of potential loss associated with these claims, if any. It is possible that additional similar cases may also be filed in connection with the Merger.

FDA’s Proposal Regarding Makena

On October 5, 2020, we received a notice from the Center for Drug Evaluation and Research of the Food and Drug Administration (“FDA”) that the FDA is proposing to withdraw approval of Makena and that AMAG has the opportunity to request a hearing on the withdrawal. On October 14, 2020, we filed a request for a hearing with the FDA, together with an extension request for providing the supplemental information in support of our request for a hearing. On October 22, 2020, the FDA agreed to an extension and we plan to submit to the FDA by December 4, 2020 data, information, and analyses to demonstrate that there is a genuine and substantial issue of material fact that requires a hearing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended (our “Annual Report”). Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “estimate,” “intend” or other similar words and expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Examples of forward-looking statements contained in this report include, without limitation, statements regarding the following:

•expectations regarding our recently announced merger transaction with Covis, including the timing for such transaction;
•our plans regarding our business and our portfolio and the impact on our organization from the completion of the divestiture of our women’s health business;
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
•expectations related to potential FDA regulatory actions for Makena following the October 2019 meeting of its Advisory Committee and beliefs and expectations regarding our interactions with the FDA, including our hearing request;
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
•estimates and beliefs related to our 2022 Convertible Notes and the manner in which we intend or are required to settle the 2022 Convertible Notes, including upon consummation of the transactions with Covis;
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

On October 1, 2020, we entered into an Agreement and Plan of Merger with Covis Group S.à r.l., a Luxembourg company (“Covis”), Covis Mergerco Inc., a Delaware corporation and an indirect wholly owned subsidiary of Covis (“Merger Sub”), and (in respect of specific matters) Covis Finco S.à r.l., a Luxembourg company, pursuant to which Merger Sub will conduct a cash tender offer (the “Offer”) to acquire all of the issued and outstanding shares of common stock of AMAG at a price per share of $13.75, net to the seller in cash, without interest. The Offer commenced on October 15, 2020 and will remain open for a minimum of 20 business days. The completion of the Offer is subject to customary closing conditions, including the tender of at least a majority of the outstanding shares of AMAG’s common stock, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which condition was satisfied on October 23, 2020), and other customary conditions. For additional information, refer to Note T, “Subsequent Events,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As previously disclosed, in July 2020, we entered into a termination agreement with Palatin Technologies, Inc. (“Palatin”), pursuant to which we terminated the License Agreement with Palatin, dated January 8, 2017 (the “Palatin License Agreement”), and our rights and obligations to develop and commercialize Vyleesi thereunder, were terminated. In addition, we transferred all rights in and to and full ownership of Vyleesi, including the regulatory approval of Vyleesi, to Palatin. Refer to Note O, “Acquisitions, Collaboration, License and Other Strategic Agreements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional detail.

Additionally, as previously disclosed, we decided to stop the AMAG-423 Phase 2b/3a study in July 2020 based, primarily, on the results of an interim analysis conducted by the study’s independent Data Safety Monitoring Board (“DSMB”). In connection therewith, we terminated our supply agreement (including considerable minimum purchase obligations) with Protherics UK Ltd, a subsidiary of BTG plc (“BTG”) in August 2020, in exchange for a one-time payment by us of $12.5 million and our grant to BTG of a 9-month option (subject to extension under certain situations) to acquire the AMAG 423 program rights and assume our related obligations, including our obligations under the option agreement with Velo Bio, LLC, as further described in Note O, “Acquisitions, Collaboration, License and Other Strategic Agreements” ito our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

In the first quarter of 2020 in response to our request to the FDA for a meeting to discuss the clinical benefit of the product, the FDA indicated that it was premature to meet at that time as it was still reviewing the matter, and, in July 2020, the FDA indicated that they were still reviewing information pertinent to Makena. In anticipation of further discussion with the FDA, we proactively initiated the first part of a retrospective study. On October 5, 2020, we received a notice from the Center for Drug Evaluation and Research of the FDA (“CDER”) that the FDA is proposing to withdraw approval of Makena and that we have the opportunity to request a hearing on the withdrawal. On October 14, 2020, we filed a request for a hearing with the FDA on the proposal to withdraw approval of Makena, together with an extension request for providing the supplemental information in support of our request for a hearing. On October 22, 2020, the FDA agreed to an extension and we plan to submit to the FDA by December 4, 2020 data, information, and analyses to demonstrate that there is a genuine and substantial issue of material fact that requires a hearing. If the FDA grants our request for a hearing, it would conduct such hearing and thereafter decide whether to withdraw approval of Makena. In the frequently asked questions referred to in CDER’s statement published on October 5, 2020, the FDA indicated this process can take months. During the pendency of this process, the Makena label remains unchanged and Makena and the approved generic formulations of Makena will remain on the market until the FDA makes a final decision about these products.

This complex and unique situation has no clear precedent and it is therefore difficult to predict the outcome or timing of any hearing, if granted, by the FDA. We remain committed to working collaboratively with the FDA to seek a path forward to ensure eligible pregnant women continue to have access to Makena and the currently approved generics that rely on Makena as an innovator drug.

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

We are planning to conduct Phase 2b clinical studies in healthy volunteers to confirm the proposed dose of ciraparantag to be used in the Phase 3 program, after reaching peak steady state blood concentrations of certain DOAC drugs. The Phase 2b studies will utilize an automated coagulometer developed by Perosphere Technologies, Inc. (“Perosphere Technologies”), an independent company, to measure WBCT and, based on feedback from the FDA, we will also measure WBCT manually. An investigational device exemption, which Perosphere Technologies submitted in October 2020, is required for use of the coagulometer in clinical studies. Due to the impact of the COVID-19 pandemic and the additional requirement of manual WBCT testing, the Phase 2b study initiation has been delayed, may continue to be delayed and may take longer than anticipated. Furthermore, even once we can proceed with initiation of the trial and begin enrollment, COVID-19 might present further challenges if study candidates are hesitant to enroll and increase their inter-personal exposure because of concerns over the contagiousness of COVID-19 or if additional screening criteria is needed. We are therefore unable to estimate when the study might be completed.

In July 2020, we entered into a License and Commercialization Agreement with Norgine B.V. (“Norgine” and such agreement, the “Norgine Agreement”), pursuant to which we granted Norgine an exclusive license to develop and commercialize ciraparantag in certain countries in Europe, Australia and New Zealand. For additional details regarding the Norgine Agreement, see Note O, “Acquisitions, Collaboration, License and other Strategic Agreements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Impact of COVID-19 on our business

We continue to evaluate the impact of COVID-19 on patients, healthcare providers and our employees, as well as on our operations and the operations of our business partners and healthcare communities. Given the importance of supporting our patients, we are diligently working with our suppliers, healthcare providers and partners to provide patients with access to Feraheme and Makena while taking into account regulatory, institutional, and government guidance, policies and protocols. To date, COVID-19 protocols have restricted or discouraged patient access to hospitals, clinics, physicians’ offices and other sites where Feraheme and Makena are typically administered and caused a re-prioritization of healthcare services. Although we saw an improvement in volume and corresponding increase in our net product sales and financial results during the three months ended September 30, 2020, the future impact of the COVID-19 pandemic on our net product sales is uncertain. If the COVID-19 situation worsens and disruptions continue, it may result in an adverse impact to our financial performance for 2020. We are currently working to initiate our planned ciraparantag Phase 2b trial that was delayed as a result of COVID-19, and we are working with our CROs to understand the duration and scope of disruptions at clinical trial sites and on anticipated enrollment for our planned ciraparantag Phase 2b trial. To date, we and our suppliers have been able to continue to supply our products and our product candidates, and currently do not anticipate any interruptions in supply. Given the uncertainties regarding the duration and scope of the COVID-19 pandemic, the full impacts on our sales, supply, research and development efforts and operations are currently unknown, but will likely continue to impact our performance in 2020 and could continue to represent a risk to our future performance. We are actively monitoring the situation and may take precautionary and preemptive actions that we determine are in the best interests of our business. We cannot predict the effects that such actions may have on our business or on our financial results, in particular with respect to demand for or access to our products. Please refer to our Risk Factors in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of COVID-19 risks.

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2020, compared to the critical accounting policies and estimates disclosed in Part II, Item 7, of our Annual Report.

Results of Operations - Three Months Ended September 30, 2020 and 2019
Revenues
Total net product sales for the three months ended September 30, 2020 and 2019 consisted of the following (in thousands except for percentages):

	Three Months Ended September 30,		2020 to 2019
	2020	2019	$ Change	% Change
Product sales, net
Feraheme	$46,718	$44,205	$2,513	6%
Makena	25,860	33,949	(8,089)	(24)%
Intrarosa	37	5,607	(5,570)	(99)%
Other	614	23	591	>100%
Total product sales, net	73,229	83,784	(10,555)	(13)%
Other revenues	19,877	24	19,853	>100%
Total revenues	$93,106	$83,808	$9,298	11%

Our total net product sales for the three months ended September 30, 2020 decreased by $10.6 million as compared to the same period in 2019, due primarily to a decrease in Makena net sales. We believe that the decrease in Makena net sales during the quarter was primarily driven by concern amongst health care providers caused by the unfavorable FDA Advisory Committee recommendation for Makena during the fourth quarter of 2019. Intrarosa net sales also decreased during the three months ended September 30, 2020 as compared to the same period in 2019 as a result of the disposition of the product in May 2020.

In addition, in July 2020, we entered into a License and Commercialization Agreement with Norgine B.V. (“Norgine”, and such agreement, the “Norgine Agreement”), pursuant to which we granted Norgine an exclusive license to develop and commercialize ciraparantag in certain countries in Europe, Australia and New Zealand (the “Norgine territory”). We received a $30.0 million upfront payment upon signing. During the three months ended September 30, 2020, we recognized $19.8 million of collaboration revenue. Refer to Note C, “Revenue Recognition,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

Product Sales Allowances and Accruals
Total gross product sales were offset by product sales allowances and accruals for the three months ended September 30, 2020 and 2019 as follows (in thousands, except for percentages):

	Three Months Ended September 30,				2020 to 2019
	2020	Percent of gross product sales	2019	Percent of gross product sales	$ Change	% Change
Gross product sales	$218,739		$254,073		$(35,334)	(14)%
Provision for product sales allowances and accruals:
Contractual adjustments	129,966	59%	144,108	57%	(14,142)	(10)%
Governmental rebates	15,544	7%	26,181	10%	(10,637)	(41)%
Total	145,510	67%	170,289	67%	(24,779)	(15)%
Product sales, net	$73,229		$83,784		$(10,555)	(13)%

The increase in contractual adjustments as a percentage of gross product sales primarily related to a higher mix of business through commercial reimbursement channels and additional discounts offered to commercial entities. The decrease in governmental rebates as a percentage of gross product sales primarily related to changes in estimates related to prior periods during the three months ended September 30, 2019.

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

Costs and Expenses
Cost of Product Sales
Cost of product sales for the three months ended September 30, 2020 and 2019 were as follows (in thousands except for percentages):

	Three Months Ended September 30,		2020 to 2019
	2020	2019	$ Change	% Change
Direct cost of product sales	$11,367	$16,893	$(5,526)	(33)%
Amortization of intangible assets	1,973	4,212	(2,239)	(53)%
	$13,340	$21,105	$(7,765)	(37)%
Direct cost of product sales as a percentage of net product sales	16%	20%

Direct cost of product sales as a percentage of net product sales decreased during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily driven by a shift in revenue mix from products with higher cost of product sales to products with lower cost of product sales. We expect direct cost of product sales as a percentage of net product sales to remain relatively consistent or increase slightly relative to the percentage at the end of the third quarter of 2020 for the remainder of 2020.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020 and 2019 consisted of the following (in thousands except for percentages):

	Three Months Ended September 30,		2020 to 2019
	2020	2019	$ Change	% Change
External research and development expenses	$3,681	$9,398	$(5,717)	(61)%
Internal research and development expenses	3,434	5,932	(2,498)	(42)%
Total research and development expenses	$7,115	$15,330	$(8,215)	(54)%

The $8.2 million decrease in research and development expenses incurred in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily related to the cessation of the AMAG-423 Phase 2b/3a study and the divestiture of Vyleesi during the third quarter of 2020 as well as lower internal costs as a result of the workforce reduction in May 2020.
Although the potential impacts of the COVID-19 pandemic are evolving daily and cannot be predicted, we expect our external research and development expenses to increase during the fourth quarter of 2020 as compared to the third quarter of 2020. This expectation is dependent on the duration and extent of the impacts of COVID-19 on our ability to initiate our planned ciraparantag Phase 2b trial. Regardless of the COVID-19 pandemic, we cannot determine with certainty the duration and completion costs of our current or future clinical trials of our products or product candidate as the duration, costs and timing of clinical trials depends on a variety of factors including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2020 and 2019 consisted of the following (in thousands except for percentages):

	Three Months Ended September 30,		2020 to 2019
	2020	2019	$ Change	% Change
Compensation, payroll taxes and benefits	$17,141	$26,018	$(8,877)	(34)%
Professional, consulting and other outside services	16,661	35,639	(18,978)	(53)%
Fair value of contingent consideration liability	—	5	(5)	(100)%
Equity-based compensation expense	1,854	4,058	(2,204)	(54)%
Total selling, general and administrative expenses	$35,656	$65,720	$(30,064)	(46)%

Selling, general and administrative expenses decreased by $30.1 million in the three months ended September 30, 2020 as compared to the same period in 2019, primarily due to decreases in marketing spend related to our women’s health products and reduced compensation related costs as a result of our May 2020 restructuring.

We expect that total selling, general and administrative expenses for the fourth quarter of 2020 will be consistent with the third quarter of 2020.

Loss on Disposal of Assets

During the three months ended September 30, 2020, we recognized a loss on disposal of assets of $35.4 million primarily related to losses of $22.4 million and $12.5 million recognized in conjunction with the divestiture of Vyleesi and the cessation of the AMAG-423 Phase 2b/3a study, respectively.

Other Income (Expense), Net
Other income (expense), net for the three months ended September 30, 2020 increased by $13.4 million primarily due to a Confidential Settlement Agreement and Release with a third-party manufacturer to resolve outstanding disputes. Pursuant to this agreement, we were paid a sum of $17.4 million, and the parties exchanged mutual releases to resolve all disputes between them.

Income Tax (Benefit) Expense
The following table summarizes our effective tax rate and income tax (benefit) expense for the three months ended September 30, 2020 and 2019 (in thousands except for percentages):

	Three Months Ended September 30,
	2020	2019
Effective tax rate	(1)%	(1)%
Income tax (benefit) expense	$(53)	$232
For the three months ended September 30, 2020, we recognized an immaterial income tax benefit, representing an effective tax rate of (1)%. The difference between the statutory federal tax rate of 21% and the (1)% effective tax rate for the three months ended September 30, 2020 was primarily attributable to the valuation allowance established against our current period losses generated. We have established a valuation allowance on our deferred tax assets to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. The income tax benefit for the three months ended September 30, 2020 primarily related to state income taxes.
For the three months ended September 30, 2019, we recognized an immaterial income tax expense, representing an effective tax rate of (1)%. The difference between the statutory federal tax rate of 21% and the (1)% effective tax rate for the three months ended September 30, 2019, was primarily attributable to the valuation allowance established against our current period losses generated and the non-deductible IPR&D expense related to the Perosphere acquisition.
Results of Operations - Nine Months Ended September 30, 2020 and 2019
Revenues
Total net product sales for the nine months ended September 30, 2020 and 2019 consisted of the following (in thousands except for percentages):

	Nine Months Ended September 30,		2020 to 2019
	2020	2019	$ Change	% Change
Product sales, net
Feraheme	$120,786	$126,294	$(5,508)	(4)%
Makena	66,079	95,483	(29,404)	(31)%
Intrarosa	4,423	14,898	(10,475)	(70)%
Other	(586)	156	(742)	<(100%)
Total product sales, net	190,702	236,831	(46,129)	(19)%
Other revenues	19,935	231	19,704	>100%
Total revenues	$210,637	$237,062	$(26,425)	(11)%

Our total net product sales for the nine months ended September 30, 2020 decreased by $46.1 million as compared to the same period in 2019, due primarily to decreases in Makena, Feraheme and Intrarosa net sales. We believe that the decrease in Makena net sales during the period was primarily driven by concern amongst health care providers caused by the unfavorable FDA Advisory Committee recommendation for Makena during the fourth quarter of 2019. The decrease in Feraheme net sales was driven by the negative impacts of COVID-19 during the second quarter of 2020 as COVID-19 protocols had restricted or discouraged patient access to hospitals, clinics and other sites where Feraheme is typically administered. Intrarosa net sales decreased as a result of the disposition of the product in May 2020.

In addition, in July 2020, we entered into a License and Commercialization Agreement with Norgine B.V. (“Norgine”, and such agreement, the “Norgine Agreement”), pursuant to which we granted Norgine an exclusive license to develop and commercialize ciraparantag in certain countries in Europe, Australia and New Zealand (the “Norgine territory”). We received a $30.0 million upfront payment upon signing. During the nine months ended September 30, 2020, we recognized $19.8 million of collaboration revenue. Refer to Note C, “Revenue Recognition,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

Total gross product sales were offset by product sales allowances and accruals for the nine months ended September 30, 2020 and 2019 as follows (in thousands, except for percentages):

	Nine Months Ended September 30,				2020 to 2019
	2020	Percent of gross product sales	2019	Percent of gross product sales	$ Change	% Change
Gross product sales	$633,475		$704,976		$(71,501)	(10)%
Provision for product sales allowances and accruals:
Contractual adjustments	383,003	60%	381,633	54%	1,370	—%
Governmental rebates	59,770	9%	86,512	12%	(26,742)	(31)%
Total	442,773	70%	468,145	66%	(25,372)	(5)%
Product sales, net	$190,702		$236,831		$(46,129)	(19)%

The increase in contractual adjustments as a percentage of gross product sales primarily related to a higher mix of business through commercial reimbursement channels and additional discounts offered to commercial entities. The decrease in governmental rebates as a percentage of gross product sales primarily related to changes in estimates related to prior periods during the nine months ended September 30, 2019.

Costs and Expenses
Cost of Product Sales
Cost of product sales for the nine months ended September 30, 2020 and 2019 were as follows (in thousands except for percentages):

	Nine Months Ended September 30,		2020 to 2019
	2020	2019	$ Change	% Change
Direct cost of product sales	$34,655	$51,774	$(17,119)	(33)%
Amortization of intangible assets	20,771	12,097	8,674	72%
	$55,426	$63,871	$(8,445)	(13)%
Direct cost of product sales as a percentage of net product sales	18%	22%

Direct cost of product sales as a percentage of net product sales decreased from 22% to 18% during the first three quarters of 2020. Direct cost of product sales for the nine months ended September 30, 2019 included a $4.8 million one-time inventory write-down related to the Makena IM product. In addition to this one-time inventory write-down, direct cost of product sales as a percentage of net product sales decreased as a result of a shift in revenue mix from products with higher cost of product sales to products with lower cost of product sales during the first three quarters of 2020 as compared to the same period in 2019.
Amortization of intangible assets increased by $8.7 million for the nine months ended September 30, 2019 compared to the same period in September 30, 2020 due to accelerated amortization resulting from our reassessment and prospective adjustment of the useful lives of the Makena auto-injector developed technology, Intrarosa developed technology and Vyleesi developed technology intangible assets during the fourth quarter of 2019.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2020 and 2019 consisted of the following (in thousands except for percentages):

	Nine Months Ended September 30,		2020 to 2019
	2020	2019	$ Change	% Change
External research and development expenses	$13,906	$30,708	$(16,802)	(55)%
Internal research and development expenses	12,652	17,669	(5,017)	(28)%
Total research and development expenses	$26,558	$48,377	$(21,819)	(45)%

The $21.8 million decrease in research and development expenses incurred in the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily related to lower costs for Vyleesi following FDA approval in 2019, cessation of the AMAG-423 Phase 2b/3a study, and lower internal costs as a result of the workforce reduction in May 2020.

Acquired In-Process Research and Development

During the nine months ended September 30, 2019, we recorded $74.9 million for acquired IPR&D related to the acquisition of Perosphere.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019 consisted of the following (in thousands except for percentages):

	Nine Months Ended September 30, 2020		2020 to 2019
	2020	2019	$ Change	% Change
Compensation, payroll taxes and benefits	$68,584	$83,150	$(14,566)	(18)%
Professional, consulting and other outside services	51,935	123,554	(71,619)	(58)%
Fair value of contingent consideration liability	—	(16)	16	(100)%
Equity-based compensation expense	7,403	11,039	(3,636)	(33)%
Total selling, general and administrative expenses	$127,922	$217,727	$(89,805)	(41)%

Total selling, general and administrative expenses decreased by $89.8 million in the nine months ended September 30, 2020 as compared to the same period in 2019, primarily driven by decreases in marketing spend related to our women’s health products and reduced compensation related costs as a result of the May 2020 restructuring.

Impairment of Intangible Assets in 2019

During the nine months ended September 30, 2019, we discontinued the Makena IM products and recorded a $77.4 million impairment charge for the Makena base technology intangible asset, which related to the Makena IM products.

Loss on Disposal of Assets

During the nine months ended September 30, 2020, we recognized a loss on disposal of assets of $21.0 million, primarily related to losses of $22.4 million and $12.5 million recognized in conjunction with the divestiture of Vyleesi and the cessation of the AMAG-423 Phase 2b/3a study, respectively. These losses were offset by the gain of $14.4 million recognized on the sale of Intrarosa during the second quarter of 2020.

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

In February 2019, we completed a restructuring to combine our women’s health and maternal health sales forces into one integrated sales team, which promoted Intrarosa, the Makena auto-injector and following approval, Vyleesi. Approximately 110 employees were displaced through this workforce reduction. We recorded a restructuring charge of $7.4 million primarily related to severance and related benefits in the first quarter of 2019. These restructuring charges were substantially paid in cash as of the end of the first quarter of 2020 and will be fully paid in cash by the end of the first quarter of 2021. For additional information on restructuring expenses, see Note Q, “Restructuring Expenses,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Income (Expense), Net
Other income (expense), net for the nine months ended September 30, 2020 increased by $11.8 million primarily due to a Confidential Settlement Agreement and Release with a third-party manufacturer to resolve outstanding disputes. Pursuant to this agreement, we were paid a sum of $17.4 million, and the parties exchanged mutual releases to resolve all disputes between them.

Income Tax Benefit
The following table summarizes our effective tax rate and income tax benefit for the nine months ended September 30, 2020 and 2019 (in thousands except for percentages):

	Nine Months Ended September 30,
	2020	2019
Effective tax rate	—%	—%
Income tax benefit	$(113)	$(26)
For the nine months ended September 30, 2020, we recognized an immaterial income tax benefit representing an effective tax rate of 0%. The difference between the statutory federal tax rate of 21% and the 0% effective tax rate for the nine months ended September 30, 2020 was primarily attributable to the valuation allowance established against our current period losses generated. We have established a valuation allowance on our deferred tax assets to the extent that our existing taxable temporary differences would not be available as a source of income to realize the benefits of those deferred tax assets. The income tax benefit for the nine months ended September 30, 2020 primarily related to state income taxes.
For the nine months ended September 30, 2019, we recognized an immaterial income tax benefit, representing an effective tax rate of 0%. The difference between the statutory federal tax rate of 21% and the 0% effective tax rate for the nine months ended September 30, 2019, was primarily attributable to the valuation allowance established against our current period losses generated and the non-deductible IPR&D expense related to the Perosphere acquisition.

Liquidity and Capital Resources
General
We currently finance our operations primarily from cash generated from our operating activities, including sales of our commercialized products. Cash, cash equivalents, marketable securities and certain financial obligations as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands except for percentages):

	September 30, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	$97,984	$113,009	$(15,025)	(13)%
Marketable securities	70,917	58,742	12,175	21%
Total	$168,901	$171,751	$(2,850)	(2)%

Outstanding principal on 2022 Convertible Notes	$320,000	$320,000	$—	—%
Total	$320,000	$320,000	$—	—%

Cash Flows
The following table presents a summary of the primary sources and uses of cash for the nine months ended September 30, 2020 and 2019 (in thousands):

	September 30, 2020	September 30, 2019	$ Change
Net cash used in operating activities	$(6,763)	$(105,731)	$98,968
Net cash (used in) provided by investing activities	(7,643)	8,408	(16,051)
Net cash used in financing activities	(619)	(36,133)	35,514
Net decrease in cash, cash equivalents, and restricted cash	$(15,025)	$(133,456)	$118,431

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

For the nine-months ended September 30, 2020 compared to the nine-months ended September 30, 2019, net cash flows used in operating activities decreased by $99.0 million, driven primarily by a decrease in net loss as adjusted for non-cash charges of $150.4 million, partially offset by a $51.5 million increase due to changes in operating assets and liabilities. Included within net loss for the period ended September 30, 2019 was $74.9 million of acquired IPR&D expense related to the Perosphere asset acquisition, of which $60.8 million was paid in cash during the first quarter of 2019.
Investing Activities
Cash flows used in investing activities was $7.6 million for the nine months ended September 30, 2020 due primarily to net purchases of marketable securities of $12.1 million offset by net proceeds of $4.9 million from the sale of assets. Cash provided by investing activities for the nine months ended September 30, 2019 was $8.4 million due to net proceeds from sales of marketable securities of $70.5 million offset by a milestone payment for the Vyleesi developed technology of $60.0 million and capital expenditures of $2.1 million.
Financing Activities
Cash used in financing activities was $0.6 million for the nine months ended September 30, 2020 due primarily to $1.4 million for payments of employee tax withholdings related to equity based compensation offset by $0.6 million of proceeds from the issuance of common stock under the ESPP. Cash used in financing activities for the nine months ended September 30, 2019 was $36.1 million primarily due to the repayment of the $21.4 million balance of our 2019 convertible notes, $13.7 million for common stock repurchases and $1.8 million for payments of employee tax withholdings related to equity based compensation.
Future Liquidity Considerations

We believe that our cash, cash equivalents and marketable securities as of September 30, 2020, and the cash we expect to receive from sales of our products, will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements.

We generated negative cash flows from operations during the nine months ended September 30, 2020 and during the year ended December 31, 2019. Our expected cash flows from operations between now and June 1, 2022, the maturity date of our 2022 Convertible Notes, will be insufficient to settle these Convertible Notes. Therefore, in the event that the Merger with Covis described in Note T, Subsequent Events, is not completed, we expect that we will need to issue new securities, in the form of debt, equity or equity-linked, or some combination thereof, and it may be challenging for us to do so on favorable terms in light of the impact of COVID-19 on the global economy and financial markets.

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

Borrowings and Other Liabilities

In the second quarter of 2017, we issued $320.0 million aggregate principal amount of convertible senior notes due 2022 (the “2022 Convertible Notes”), as discussed in more detail in Note P, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The 2022 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2017. The 2022 Convertible Notes will mature on June 1, 2022, unless earlier repurchased or converted. Upon conversion of the 2022 Convertible Notes, such 2022 Convertible Notes will be convertible into, at our election, cash, shares of our common stock, or a combination thereof, at a conversion rate of 36.5464 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which corresponds to an initial conversion price of approximately $27.36 per share of our common stock. The conversion rate is subject to adjustment from time to time. The 2022 Convertible Notes were not convertible as of September 30, 2020.

In the event our Merger with Covis described in Note T, “Subsequent Events,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, is completed, following the closing of the transaction, Covis has agreed to cause AMAG to take certain actions required by the indenture governing the 2022 Convertible Notes (as supplemented, the “Indenture”). Specifically, if the Merger is consummated, then, in accordance with the terms of the Indenture, Covis will cause AMAG to provide written notice (a “Fundamental Change Company Notice”) to all holders of the 2022 Convertible Notes notifying such holders of their right to require AMAG to repurchase for cash such holder’s 2022 Convertible Notes (the “Repurchase Right”) at a repurchase price equal to 100% of principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the date specified by AMAG in the Fundamental Change Company Notice. Additionally, AMAG will, in accordance with the terms of the Indenture, enter into a supplemental indenture providing that the right to convert each $1,000 principal amount of 2022 Convertible Notes shall be changed into a right to convert such principal amount of 2022 Convertible Notes into the amount of cash that a holder of shares equal to the conversion rate immediately prior to the Merger would have been entitled to receive in the Merger, or $502.513, which represents the conversion rate of 36.5464 shares per $1,000 principal amount, multiplied by the cash paid per share in the Merger of $13.75 (with no further right to convert into shares of AMAG or any other entity). If the Offer is closed, holders will have a right, which right must be exercised during the period from the date of the Merger until the close of business on the business day immediately preceding the Fundamental Change Repurchase Date (as defined in the Indenture), to convert such holder’s 2022 Convertible Notes (the “Conversion Right”) into cash as described above. Since the purchase price per share in the Merger is less than $19.90, the conversion rate will not be increased in connection with the transactions.

If the Merger is consummated, holders of the 2022 Convertible Notes will have the right to either (i) exercise their Repurchase Right, (ii) exercise their Conversion Right or (iii) decline to exercise either of those rights, in which case their 2022 Convertible Notes will remain outstanding subject to their then existing terms.

Share Repurchase Program

As of January 1, 2020, we had $26.8 million available under the share repurchase program initially approved by our Board of Directors in January 2016, which was updated in March 2019 to permit the repurchase of up to an aggregate of $80.0 million in shares of our common stock. During the nine months ended September 30, 2020, we did not repurchase shares of common stock under this program. As of September 30, 2020, $26.8 million remained available for future repurchases under this program.

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

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
During the second quarter of 2020, we identified a material weakness in our internal control over financial reporting related to ensuring the timely recognition of our gross-to-net (“GTN”) adjustments for certain governmental rebates and the related accruals. Specifically, we did not design and maintain controls to allow for an effective review of the completeness over government rebate arrangements, including disputed claims, where the decision has been made to initially not record and accrue for such items, to assess whether and when the need to record an accrual is required for such claims.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
•our access to the debt and equity markets, including our ability to enter into a restructuring transaction for our 2022 Convertible Notes, on satisfactory terms, or at all if the transaction with Covis is not consummated on the expected timeline or at all;
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
For example, we observed a decline in Feraheme and Makena sales as COVID-19 protocols restricted or discouraged patient access to hospitals, clinics, physicians’ offices and other sites where Feraheme and Makena are typically administered and caused a re-prioritization of healthcare services, and we may observe future declines in sales if such restrictions continue or there is a return to the prior levels of COVID-19 cases. Further, although we have implemented remote selling tactics, such initiatives may not be as successful as traditional, in-person interactions.

In addition, as a result of the COVID-19 pandemic, the initiation of our planned ciraparantag Phase 2b trial was delayed due to site shutdowns and an inability to enroll while COVID-19 protocols were in place. Due to the continuing impact of COVID-19, the study may be further delayed or take longer than anticipated. For example, COVID-19 might present further challenges if study candidates are hesitant to enroll because of concerns over the contagiousness of COVID-19 or if additional screening criteria will need to be effectuated. As a result, we expect delays in our clinical program, but due to the uncertainties caused by COVID-19, the scope of the delay is presently unknown.

Although we have taken steps to mitigate risks related to the COVID-19 pandemic on our employees, including by implementing a work from home policy for all employees, such efforts are vulnerable to disruptions that may occur if the digital infrastructures are insufficient to accommodate the increased usage as social distancing is implemented on a global scale.

The scope and scale of COVID-19 is unprecedented and its duration and impact cannot be predicted with any certainty. Its impact could have a material and adverse impact on our revenues and operations, which could cause a decline in our stock price. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and in the “Risk Factors” section of our Annual Report on Form 10-K, including, in particular, risks related to the timelines for our development programs, risks related to our ability to achieve and/or maintain profitability, and risks related to our complete dependence on third parties for the manufacture of our products.

Failure to complete the pending transaction with Covis could negatively impact our business, financial results and stock price.

On October 1, 2020, we entered into a merger agreement with Covis Group S.a.r.l. (“Covis”), pursuant to which Covis will acquire all of the outstanding shares of our common stock for $13.75 per share in cash through a tender offer and second-step merger (the “Merger”). Covis’ obligation to purchase the shares validly tendered pursuant to the tender offer is subject to the satisfaction or waiver of customary conditions, including (i) there being validly tendered, and not validly withdrawn prior to the expiration date of the tender offer, shares representing one more than 50% of the total number of shares outstanding (together with any shares held by Covis or its affiliates) and issuable to holders of options and 2022 Convertible Notes that have exercised their options or given notice of conversion as of the expiration date (the “Minimum Condition”), (ii) the expiration or termination of the waiting period (and any extension thereof) applicable to the consummation of the tender offer and the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which condition was satisfied on October 23, 2020), (iii) the absence of any law that prohibits consummation of the tender offer or the merger, (iv) the absence of any continuing event, development or circumstance that has had or would reasonably be expected to have a material adverse effect (as defined in the merger agreement), (v) the representations and warranties of the Company are true and correct (subject to certain materiality qualifiers) as of the date of the Agreement and the closing, as well as other customary conditions set forth in the merger agreement. As a result, we cannot assure you that the transaction with Covis will be completed, or that, if completed, it will be exactly on the terms set forth in the merger agreement or within the expected time frame. If the transaction with Covis is not completed in a timely manner, or at all, our business, financial results and stock price may be adversely affected and we will be subject to certain risks and consequences, including the following:

•The price of our common stock may decline to the extent that current market prices reflect a market assumption that the merger will be completed;
•If the merger agreement is terminated under specified circumstances, we may be required to pay Covis a termination fee of $16.25 million;
•We will be required to pay various costs relating to the pending transaction regardless of whether it is completed, such as significant fees and expenses for legal, accounting, financial advisory, and printing services;
•Matters relating to the pending transaction may require substantial time and effort from our management team and other employees, which time and effort distracts from our core business and could have otherwise been devoted to other opportunities that might have been beneficial to AMAG;
•We may experience negative reactions from the financial markets and from our employees, customers, partners, and vendors if the transaction is not completed; and
•Shareholder litigation challenging the proposed Merger has been and may continue to be commenced against us and may delay completion of the Merger in the expected timeframe or altogether. If the plaintiffs in any such litigation are successful in obtaining an injunction prohibiting the parties from consummating the Merger on the terms contemplated by the merger agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether. In addition, litigation challenging the Merger may result in significant defense costs and serve as a distraction to management and directors.

We are subject to business uncertainties and contractual restrictions while the transaction with Covis is pending.

Uncertainty about the effect of the pending transaction with Covis on our employees, customers, partners and vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers, partners, vendors, and others that deal with us to defer entering into contracts with, or making other decisions concerning, AMAG or to seek to change existing business relationships with us.

The loss or deterioration of relationships with significant customers, partners, licensees or suppliers could have a material adverse effect on AMAG. The merger agreement generally requires us to operate our business in the ordinary course of business consistent with past practice, but restricts us from taking specified actions while the transaction is pending without the consent of Covis, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of or license our assets and intellectual property, enter into, modify, or terminate certain contracts, repurchase or issue securities, make capital expenditures, incur indebtedness, or hire, promote, terminate, alter, or accelerate the compensation of certain employees. These restrictions may prevent us from pursuing attractive business opportunities or responding effectively and/or timely to competitive pressures and industry developments that may arise prior to the completion of the pending transaction or otherwise adversely affect our ability to execute on our business strategy, which could adversely affect our business or financial condition.

If the FDA withdraws Makena’s approval or changes its label, or if healthcare providers are reluctant to continue prescribing Makena due to the results of the PROLONG trial or given the availability of generic alternatives, our revenues and results of operations will be materially adversely impacted.

In March 2019, we announced topline results from the Progestin’s Role in Optimizing Neonatal Gestation clinical trial (“PROLONG” or “Trial 003”), which evaluated Makena in patients with a history of a prior spontaneous singleton preterm delivery. The PROLONG trial was conducted under the FDA’s “Subpart H” accelerated approval process to confirm the efficacy of the Meis trial (“Trial 002”), which supported Makena’s 2011 FDA approval. The PROLONG trial results did not demonstrate a statistically significant difference between the treatment and placebo arms for the co-primary endpoints.

On October 29, 2019, the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee (the “Advisory Committee”) met to discuss the PROLONG study and provide the FDA input to inform the FDA’s regulatory decision for Makena. At the conclusion of the meeting, nine members of the Advisory Committee voted to recommend that the FDA withdraw its approval of Makena, seven voted to leave Makena on the market under accelerated approval and require a new confirmatory trial and no member voted to leave Makena on the market without requiring a new confirmatory trial. On October 5, 2020, the FDA’s Center for Drug Evaluation and Research sent us a proposal to withdraw marketing approval of Makena and notice of opportunity for a hearing (the “Notice”). The Notice provided us with the opportunity to request a hearing within 15 days of receipt of the Notice and invited holders of the approved generics of Makena to submit comments. On October 14, 2020, we filed a request for a hearing with the FDA, together with an extension request for providing the supplemental information in support of our request for a hearing. On October 22, 2020, the FDA agreed to an extension, and we plan to submit to the FDA by December 4, 2020 data, information, and analyses to demonstrate that there is a genuine and substantial issue of material fact that requires a hearing. The Makena label remains unchanged during the pendency of this process. The FDA’s decision may be influenced by a Citizen Petition that requested that the FDA withdraw its approval of Makena based on the failure of the Makena clinical data to establish evidence of efficacy for preterm birth. We responded to the Citizen Petition by providing the FDA with arguments to support the positive benefit-risk profile of Makena, and, on October 5, 2020, the FDA denied the Citizen Petition’s request to immediately withdraw its approval of Makena, but referenced the Notice sent to us.

If the FDA withdraws its approval of Makena, our revenues and results of operations will be materially and adversely impacted, including due to the potential recognition of additional revenue reserves, inventory write-downs and payments for minimum purchase obligations of inventory. Even if the FDA were to decide against withdrawal of Makena from the market at this time, it is likely that the FDA would require us to generate additional data or conduct additional clinical trials as a condition to Makena’s continued commercialization. We may not be able to generate additional efficacy data that will be satisfactory to the FDA in a timely manner, or at all, and the generation of such data is likely to be costly and take a considerable amount of time to generate. Further, other organizations have conducted and may conduct additional studies that result in findings similar to those in the PROLONG study, which may influence the decisions and guidance provided by healthcare physicians or professional organizations related to the use of Makena. Additionally, in light of the results from the PROLONG study, including discussions and recommendations of the Advisory Committee and the FDA’s issuance of the Notice, healthcare providers have been and may continue to be reluctant to continue prescribing Makena, or the FDA may require that our label include information on the PROLONG study, restrictions to the current indication or the insertion of new warnings or precautions. Further, in light of the recommendation of the Advisory Committee that the FDA withdraw the approval of Makena, and the Notice, certain medical professional organizations and other societies could change their guidelines to physicians, which could cause payors to change the formulary coverage or reimbursement for Makena or health care practitioners could stop prescribing Makena. Any of these outcomes could negatively impact or prevent our ability to commercialize Makena, which would materially and adversely impact our results of operations and could materially and adversely impact our stock price.

The commercial success of Makena (if approval is not ultimately withdrawn by the FDA) is exclusively dependent upon sales from the pre-filled subcutaneous auto-injector (the “Makena auto-injector”). Although there is no direct competition with the Makena auto-injector, the Makena auto-injector competes for the same patients as generic versions of the Makena intramuscular (“IM”) injection (the “Makena IM product”), and we cannot guarantee that we will be able to continue to convince patients or healthcare providers to use the auto-injector instead of using the IM method of administration, including (1) if patients or healthcare providers are hesitant or apprehensive to use an auto-injector product due to perceptions regarding safety, efficacy or pain associated with the Makena auto-injector, or in light of the recommendations of the Advisory Committee, the Notice or any other actions taken by the FDA that negatively impact Makena, (2) if the auto-injector is not priced competitively or is not provided comparable insurance coverage, or (3) if there are concerns about the quality or reliability of our Makena supply chain more generally in light of the previous supply disruptions related to our Makena IM products or if we experience a similar supply disruption for the Makena auto-injector. We expect that the Makena auto-injector may continue to experience pricing and supply chain pressure (if approval is not ultimately withdrawn by the FDA) and as a result, our financial condition and results of operations could be adversely impacted. If we are unsuccessful with any such efforts, Makena revenues could continue to be negatively and materially impacted, which could have a material and negative impact on our stock price and results of operations. Additionally, Makena is labeled for administration weekly by a healthcare professional. Covid-19 may cause providers to be hesitant to prescribe a product that requires weekly interaction with patients, which could have a material and negative impact on Makena revenues.

Actions that we have taken to streamline our business, including divestitures of Intrarosa® (prasterone) and Vyleesi® (bremelanotide injection) and our workforce reductions, may not be as effective as anticipated and could have a negative impact on our results of operations.

As previously disclosed, we implemented a workforce reduction as a result of the divestiture of Intrarosa and Vyleesi and the impact of COVID-19. We undertook this workforce reduction in an effort to streamline our business, reduce expenses and conserve cash.

However, there can be no assurance that these efforts will result in the expected cost-cutting and cash-savings, or otherwise create any shareholder value. These undertakings were, and the reduction in our workforce may continue to be, disruptive to our operations, particularly given the challenges posed by the COVID-19 pandemic, including by distracting management from our core business, affecting employee productivity and morale, or impacting our ability to hire or retain key personnel, any of which could, in turn materially and adversely impact our operations. Further, we are accustomed to operating as a larger enterprise and may face challenges in scaling our operations and balance sheet to manage our more streamlined business, including by over or under estimating the amount of support the various functions of our business will require. In addition, such actions could impair our development, marketing, sales and patient support efforts or alter our product development plans, and could make it more difficult for us to deploy resources towards business development, or financial or other strategic, opportunities.

The divestitures also involve additional risks associated with the separation of operations, services, products and personnel, including our obligations to provide transitional services for a period of time after closing. The provision of transitional services could divert management’s attention or otherwise disrupt our business, or we may not provide such transitional services to the satisfaction of the transferee. Such consequences, and any unanticipated consequences, of our recent divestiture and work force reduction could have a material and adverse effect on our stock price, particularly if shareholders are not supportive of our streamlined business approach.

We have limited experience with development and development stage products and cannot ensure that we will be successful in gaining approval of ciraparantag and any product candidates that may be added to our pipeline or in completing any post-approval commitments for our approved products, on a timely basis, or at all, and even if our development stage products are approved, we may not be successful in commercializing such products. Additionally, any approvals that we obtain may contain unexpected restrictions on the use or distribution of such products imposed by the FDA or other regulatory agencies, which could adversely and materially affect our long-term success.

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

We currently have one product candidate in development in our pipeline: ciraparantag, which is in development for patients treated with novel oral anticoagulants or low molecular weight heparin when reversal of the anticoagulant effect of these products is needed for emergency surgery, urgent procedures or due to life-threatening or uncontrolled bleeding. Additionally, we have on-going post-approval commitments for Feraheme that require us to conduct pediatric studies to comply with the requirements of the Pediatric Research Equity Act.

Any failure, delay or setback in obtaining regulatory approval for this product candidate or in completing our post-approval commitments, or setback resulting from our inability to sufficiently fund or otherwise support our pipeline through approval or to timely complete our post-approval commitments, including as a result of the COVID-19 pandemic, could lead to adverse publicity and/or regulatory action and could adversely affect our ability to maintain or grow our business and leverage our product portfolio, and the future prospects of our business could be materially adversely affected.

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

In addition to the risks described above, development programs can face specific challenges depending on the nature of the patient population, the potential indications, and the science involved. For example, our ciraparantag program faces certain risks, including:

•The timing and/or complexity of our upcoming Phase 2b study could be negatively impacted for a number of reasons, including (i) due to the FDA requirement that we use a manual whole blood clotting time (“WBCT”) in addition to the automated coagulometer, which is a difficult and time-consuming process; (ii) if the FDA requires us to explore additional dosing; (iii) if we do not get agreement from the Center for Drug Evaluation and Research on our Phase 2b protocol in a timely manner, which would delay the Investigational Device Exception (“IDE”) approval timeline; (iv) due to the continuing impact of the COVID-19 pandemic, the scope of which is presently unknown and difficult to predict, initiation of the Phase 2b study may be further delayed, or the study may take longer than anticipated; or (v) if the Center for Devices and Radiological Health (“CDRH”) has questions about the IDE or requires Perosphere Technologies to complete additional studies to obtain the IDE;

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

We previously identified a material weakness in our internal control over financial reporting; this material weakness and any we identify in the future could negatively impact the trading price of our stock and could make it more challenging to meet our reporting obligations.

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

For example, as previously reported, we identified a material weakness in our internal control over financial reporting related to ensuring the timely recognition of our gross-to-net (“GTN”) adjustments for certain governmental rebates and the related accruals. Specifically, we did not design and maintain controls to allow for an effective review of the completeness over government rebate arrangements, including disputed claims, where the decision has been made to initially not record and accrue for such items, to assess whether and when the need to record an accrual is required for such claims. Although we have already taken certain steps and will take additional steps to remediate this material weakness, including the development of enhanced controls of our GTN adjustments for governmental rebates and accruals, such remediation efforts may be inadequate to remedy the weakness. In addition, our conclusion that we have a material weakness could give rise to internal and external increased scrutiny, review, audit and investigation over our accounting controls and procedures, which could uncover additional areas of deficiency or errors in our financial statements, which could have a material and adverse impact on our business.

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

Similarly, under the terms of the option agreement with Velo Bio, LLC (“Velo”), pursuant to which we acquired the global rights to the AMAG-423 program, we are required to use commercially reasonable efforts to develop and commercialize AMAG-423. As discussed above, based on the study’s independent Data Safety Monitoring Board’s unanimous recommendation to stop the study following an interim analysis of the data collected to date in the study, we decided to stop the AMAG-423 Phase 2b/3a trial. However, if Velo believes that we are not complying with our obligations, a dispute may arise and we may be subject to litigation, which would be time-consuming and expensive.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
The following table provides certain information with respect to our purchases of shares of our stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2020 through July 31, 2020	5,533	$8.29	—	2,800,091
August 1, 2020 through August 31, 2020	492	10.62	—	2,582,516
September 1, 2020 through September 30, 2020	2,313	9.64	—	2,846,263
Total	8,338	$8.80	—
_________________________
(1)Includes the surrender of shares of our common stock withheld by us to satisfy the minimum tax withholding obligations in connection with the vesting of restricted stock units held by our employees.
(2)We did not repurchase shares of our common stock during the third quarter of 2020. We have repurchased and retired $53.2 million of our common stock under our share repurchase program through September 30, 2020. These shares were purchased pursuant to a repurchase program initially approved by our Board of Directors in January 2016, which was updated in March 2019 to permit the repurchase of up to $80.0 million of our common stock, of which $26.8 million remained authorized for repurchase as of September 30, 2020. The repurchase program does not have an expiration date and may be suspended for periods or discontinued at any time.

Item 5. Other Information:

During the third quarter of 2020, in conjunction with our remediation efforts related to the errors identified during the second quarter of 2020 (see Note R, “Revision of Prior Period Financial Statements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), we identified certain individually immaterial errors aggregating to $5.2 million related to governmental rebate accruals associated with Makena sales during the first and second quarters of 2020. We understated our gross-to-net (“GTN”) adjustments for governmental rebates and the related accrual for certain state programs by $2.8 million for the quarter ended March 31, 2020 and $2.8 million for the quarter ended June 30, 2020. This understatement also resulted in an overstatement of our related royalty obligation by $0.2 million as of March 31, 2020 and $0.2 million as of June 30, 2020. During the third quarter of 2020, we concluded that the errors were not material to any prior interim periods. However, we determined that correcting the aggregate errors within the three months ended September 30, 2020 would be material to the period. As a result, we have revised our historical financial statements to properly reflect the GTN adjustments and related royalty impact and accrual in the appropriate periods through an immaterial correction.

The effect of the corrections to our condensed consolidated statements of operations for the three months ended March 31, 2020 and June 30, 2020 were as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2020
	As reported	Q2'20 Adj	Q3'20 Adj	As adjusted
Product sales, net	$68,628	$1,783	$(2,807)	$67,604
Total revenues	68,661	1,783	(2,807)	67,637
Cost of product sales	24,359	—	(225)	24,134
Net loss	$(24,491)	$1,783	$(2,582)	$(25,290)

Basic and diluted net loss per share	$(0.72)	$0.05	$(0.07)	$(0.74)

	Three Months Ended June 30, 2020
	As reported	Adjustment	As adjusted
Product sales, net	$52,729	$(2,863)	$49,866
Total revenues	52,755	(2,863)	49,892
Cost of product sales	18,180	(229)	17,951
Net loss	$(13,244)	$(2,634)	$(15,878)

Basic and diluted net loss per share	$(0.39)	$(0.07)	$(0.46)

Item 6. Exhibits:

Exhibit Number	Description
2.1*
Agreement and Plan of Merger, dated as of October 1, 2020, by and among AMAG Pharmaceuticals, Inc., Covis Group S.à r.l. and Covis Mergerco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 1, 2020)

10.1+*^	License and Commercialization Agreement, effective as of July 23, 2020, by and between AMAG Pharmaceuticals, Inc. and Norgine B.V.
10.2*^
Termination Agreement, dated July 24, 2020, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020)

31.1+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
104+	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

+	Exhibits marked with a plus sign (“+”) are filed herewith.
++	Exhibits marked with a double plus sign (“++”) are furnished herewith.
*	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis copies of any of the omitted schedules upon request by the Commission.
^	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAG PHARMACEUTICALS, INC.

By:	/s/ Scott D. Myers
Scott D. Myers
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2020

AMAG PHARMACEUTICALS, INC.

By:	/s/ Brian Piekos
Brian Piekos
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	November 6, 2020